Form 10-K
period 2012-12-31
WhiteHorse Finance, Inc.
filed 2013-03-05
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-00967

WHITEHORSE FINANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4247759
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1450 Brickell Avenue, 31st Floor Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(305) 379-2322

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2012 is not applicable because the registrant completed its initial public offering in December 2012. Accordingly, there was no public market for the registrant’s common stock on June 29, 2012, the last business day of the registrant’s most recently completed second quarter. The registrant had 14,965,624 shares of common stock outstanding as of March 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•

“we,” “us,” “our” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Warehouse (as defined below) and Bayside Financing S.A.R.L.;

•

“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;

•	“WhiteHorse Warehouse” refers to WhiteHorse Finance Warehouse, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;

•

“Credit Facility” refers to the $150 million secured revolving credit facility between WhiteHorse Warehouse, as borrower, and the Lender (as defined below), for which Natixis, New York Branch, provides liquidity support, and the “Lender” refers, collectively, to the asset-backed commercial paper conduit, together with any additional lenders that may join the Credit Facility in the future;

•	“WhiteHorse Advisers” and the “investment adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;

•	“WhiteHorse Administration” and the “administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital; and

•	the “investment committee” refers to our investment adviser’s investment committee.

On December 3, 2012, we converted from a limited liability company into a corporation. In this conversion, WhiteHorse Finance, Inc. succeeded the business of WhiteHorse Finance, LLC, and the members of WhiteHorse Finance, LLC became stockholders of WhiteHorse Finance, Inc. In this annual report on Form 10-K, we refer to these transactions as the “BDC Conversion,” and, where applicable, “shares” refer to our units prior to the BDC Conversion and to shares of common stock in our corporation after the BDC Conversion.

Item 1. Business

General

We are a recently organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

We were formed on December 28, 2011 as a Delaware limited liability company and commenced operations on January 1, 2012. We were originally capitalized with $176.3 million of contributed assets from H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each of which is an affiliate of H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 3, 2012, we converted into a Delaware corporation, and, as part of the BDC Conversion, all outstanding units were converted to 7,826,284 shares.

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 million shares at a public offering price of $15.00 per share. Concurrent with the IPO, certain of our directors and officers, our investment adviser, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, at $15.00 per share. In this annual report on Form 10-K, we refer to this private placement transaction as the “Concurrent Private Placement.”

We are a direct lender targeting debt investments in privately held, small capitalization, or small-cap, companies located in the United States. In this annual report on Form 10-K, we define the small-cap market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries. These loans typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, and have terms of three to six years. While we focus principally on originating senior secured loans to small-cap companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of $180.5 million and a principal balance outstanding of $181.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers. As of December 31, 2012, our portfolio had an average investment size of $22.7 million, with investment sizes ranging from $7.9 million to $60.9 million and a weighted average unlevered cash current yield of 14.2%.

Available Information

Our address is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Our phone number is (305) 379-2322, and our internet address is www.whitehorsefinance.com. We make available on our website, free of charge, our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

Our Adviser

Our investment activities are managed by our investment adviser, WhiteHorse Advisers. WhiteHorse Advisers is an affiliate of H.I.G. Capital and is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments in portfolio companies on an ongoing basis. WhiteHorse Advisers has also agreed to provide us with access to personnel and an investment committee. WhiteHorse Advisers was organized in May 2012 as a Delaware limited liability company and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our investment advisory agreement with WhiteHorse Advisers, or the Investment Advisory Agreement, we pay WhiteHorse Advisers a base management fee and an incentive fee for its services.

WhiteHorse Advisers has entered into a staffing agreement, or the Staffing Agreement, with an affiliate of H.I.G. Capital under which the affiliate has agreed to make experienced investment professionals available to WhiteHorse Advisers and to provide access to its senior investment personnel to enable WhiteHorse Advisers to perform all of the investment adviser’s obligations under the Investment Advisory Agreement. The Staffing Agreement provides WhiteHorse Advisers with access to deal flow generated by H.I.G. Capital in the ordinary course of business and commits certain members of H.I.G. Capital’s investment committee to serve as members of WhiteHorse Advisers’ investment committee. In addition, under the Staffing Agreement, H.I.G. Capital is obligated to allocate investment opportunities among its managed affiliates fairly and equitably over time in accordance with its allocation policy. Through the Staffing Agreement, WhiteHorse Advisers takes advantage of the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of H.I.G. Capital’s senior investment professionals.

An affiliate of our investment adviser, WhiteHorse Administration, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the small-cap market. As of December 31, 2012, H.I.G. Capital managed over $11 billion of capital across multiple investment funds supported by 260 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

Investment Strategy

Our investment strategy is to generate current income and capital appreciation primarily by originating secured loans. Our typical investment size ranges from $10 million to $50 million. We use the proceeds of our loans for a variety of purposes, including refinancings of existing debt, acquisition financing and working capital to support growth or realignment. Our typical loans earn a floating interest rate based on LIBOR plus a spread, with terms of three to six years, secured by all tangible and intangible assets of the borrower, and include covenants, monitoring and information rights in favor of the lender.

Target businesses will typically exhibit some or all of the following characteristics:

•	enterprise value of between $50 million and $350 million;

•	organized in the United States;

•	experienced management team;

•	stable and predictable free cash flows;

•	discernible downside protection through recurring revenue or strong tangible asset coverage;

•	products and services with distinctive competitive advantages or other barriers to entry;

•	low technology and market risk; and

•	strong customer relationships.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Process Overview

Sourcing. Our deal flow and idea generation for small-cap investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the small-cap business community. Built over the past 19 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to small-cap companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 260 investment professionals in each of its 12 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 15 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence. We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 19 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider, we analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for small-cap companies will typically entail:

•	a thorough review of historical and pro forma financial information;

•	on-site visits with management;

•	a review of loan documents and material contracts;

•	third-party “quality of earnings” accounting due diligence, when appropriate;

•	research relating to the company’s business, industry, markets, products and services of competitors;

•	background checks on key managers; and

•	the commission of third-party market studies, when appropriate.

Structuring Originations. Our investment adviser’s team has substantial expertise in structuring and documenting loans originated to small-cap companies. Our investment adviser works with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our investment adviser works to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board of directors seats to protect our investment while allowing the borrower the necessary flexibility to execute its business plan successfully. We believe that our investment adviser’s extensive experience investing in distressed debt and special situations allows it to anticipate the form of any potential restructuring in order to maximize our potential recovery in such an event, and to be better able to seek to structure our loan and credit documentation to protect us from risks identified in the due diligence process. Our investment adviser also evaluates the broader capital structure of the borrower to ensure that we have strong rights as compared to other participants in the borrower’s capital structure.

Portfolio Management and Monitoring. We actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio diversification and risk exposure. This assessment includes a review of portfolio concentration by issuer, industry, geography and type of credit as well as an evaluation of our portfolio’s exposure to macroeconomic factors and cyclical trends.

We believe that consistent, active monitoring of individual companies and the broader market is integral to portfolio management and a critical component of our investment process. Our investment adviser uses several methods to evaluate and monitor the performance and fair value of our investments, which may include the following:

•	frequent discussions with management and sponsors, including board observation rights where possible;

•	comparing/analyzing financial performance to the portfolio company’s business plan, as well as our internal projections developed at underwriting;

•

tracking portfolio company compliance with covenants as well as other metrics identified at initial investment stage, such as acquisitions, divestitures, product development and specified management hires; and

•	periodic review by the investment committee of each asset in the portfolio and more rigorous monitoring of “watch list” positions.

As part of the monitoring process, our investment adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. This risk rating system is intended to identify and assess risks relative to when we initially made the investment and could be impacted by such factors as company-specific performance, changes in collateral, changes in potential exit opportunities or macroeconomic conditions.

All investments are initially assigned a rating of 2, as this grade represents a company that is meeting initial expectations with regard to performance and outlook. A rating may be improved to a 1 if, in the opinion of our investment adviser, a portfolio company’s risk of loss has been reduced relative to initial expectations. An investment will be assigned a rating of 3 if the risk of loss has increased relative to initial expectations and will be assigned a rating of 4 if our investment principal is at a material risk of not being fully repaid. A rating of 5 indicates an investment is in payment default and has significant risk of not receiving full repayment.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012:

	December 31, 2012
Investment Performance Rating	Investments at Fair Value (Dollars in Thousands)	Percentage of Total Portfolio

1	$0	0.0%

2	180,488	100.0

3	0	0.0

4	0	0.0

5	0	0.0

Total Portfolio	$180,488	100.0%

Investment Committee and Decision Process

The investment committee oversees our investment activities, subject to the oversight of our board of directors, and is led by senior investment professionals of H.I.G. Capital. The investment committee process is intended to bring the experience and perspectives of the various members to the analysis and consideration of each investment. The investment committee process is a highly collaborative effort, typically beginning at the term sheet phase of a transaction and continuing through the close of the transaction. When an opportunity is first discussed, the investment committee assists the investment team in exploring the key issues requiring due diligence or deal structuring and identifying the available resources within H.I.G. Capital, including other H.I.G. investment professionals or senior managers from current and former portfolio companies with specific industry experience. Throughout the transaction process, the investment team meets regularly with the investment committee in a process which requires all of the investment committee’s concerns to be appropriately addressed through due diligence and transaction structuring. This collaborative process between the investment team and the investment committee means that, by the time a potential transaction is ready for final approval or rejection, the investment committee members are already deeply familiar with it and have had an opportunity to address any concerns. As a result, investment committee decisions are made by consensus. The investment committee meets regularly, including special meetings on short notice, to approve or discuss material developments on new or existing investments.

Competition

Our primary competitors that provide financing to small-cap companies include public and private investment funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. As the economic recovery continues, we expect that we may face enhanced competition in the future.

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by WhiteHorse Advisers. We have a chief executive officer, chief financial officer, chief operating officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Under the Investment Advisory Agreement and the Administration Agreement, WhiteHorse Advisers and WhiteHorse Administration, respectively, have agreed to provide us with access to personnel, an investment committee and certain other resources so that we may perform our obligations as collateral manager under the Credit Facility. Our officers are employees of an affiliate of WhiteHorse Administration, an affiliate of WhiteHorse Advisers, and our allocable portion of the cost of our chief financial officer, chief operating officer and chief compliance officer along with their respective staffs is paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of WhiteHorse Advisers. See “Item 1—Business—Management Agreements—Administration Agreement.”

MANAGEMENT AGREEMENTS

Interim Investment Advisory Agreement

Prior to the BDC Conversion, Bayside Capital, LLC, an affiliate of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., served as our interim investment adviser through an interim advisory agreement, or the Interim Investment Advisory Agreement. Under the terms of the Interim Investment Advisory Agreement, Bayside Capital, LLC waived all fees payable by us and, as a result, no fees were paid or are due to Bayside Capital, LLC. The Interim Investment Advisory Agreement was terminated effective December 4, 2012 and was replaced by the investment advisory agreement described below.

Investment Advisory Agreement

WhiteHorse Advisers serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Subject to the overall supervision of our board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, us. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

In addition, WhiteHorse Advisers provides us with access to personnel and an investment committee so that we may fulfill our obligations as collateral manager to WhiteHorse Warehouse under the Credit Facility.

WhiteHorse Advisers’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, we pay WhiteHorse Advisers a fee for investment management services consisting of a base management fee and an incentive fee.

Management Fee

The base management fee is calculated at an annual rate of 2.0% of our consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of our consolidated gross assets at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The base management fee for any partial month or quarter is appropriately pro rated. WhiteHorse Advisers has agreed to exclude cash and cash equivalents from the calculation of the base management fee for the calendar quarter ended December 31, 2012 and for the calendar quarters ending March 31, 2013, June 30, 2013 and September 30, 2013.

Incentive Fee

The incentive fee consists of two components that are independent of each other, except as provided by the incentive fee cap and deferral mechanism discussed below.

The calculations of these two components, which we refer to, collectively, as the “Income and Capital Gain Incentive Fee Calculations,” have been structured to include a fee limitation such that no incentive fee will be paid to our investment adviser for any quarter if, after such payment, the cumulative incentive fees paid to our investment adviser for the period that includes the current fiscal quarter and the 11 full preceding fiscal quarters, which we refer to in this annual report on Form 10-K as the “Incentive Fee Look-back Period,” would exceed 20.0% of our Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period. Each quarterly incentive fee is subject to the Incentive Fee Cap (as defined below) and a deferral mechanism through which the investment adviser may recap a portion of such deferred incentive fees, which we refer to together as the “Incentive Fee Cap and Deferral Mechanism.”

The Incentive Fee Look-back Period commenced on January 1, 2013. Prior to January 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

For example, at the end of our first full fiscal quarter ending March 31, 2013, the Incentive Fee Look-back Period will consist of one full fiscal quarter and our Cumulative Pre-Incentive Fee Net Return will equal the sum of (a) the Pre-Incentive Fee Net Investment Income (as defined below) during that fiscal quarter and (b) our realized capital gains, realized capital losses, unrealized capital depreciation and unrealized capital appreciation, if any, during such fiscal quarter.

Similarly, at the end of our second full fiscal quarter ending June 30, 2013, the Incentive Fee Look-back Period will consist of two full fiscal quarters, and our Cumulative Pre-Incentive Fee Net Return will equal the sum of (a) the Pre-Incentive Fee Net Investment Income during those two fiscal quarters and (b) our cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation, with “cumulative” meaning occurring during the two full fiscal quarters elapsed since January 1, 2013.

The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to our investment adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.

We accomplish this limitation by subjecting each incentive fee payable to a cap, which we refer to in this annual report on Form 10-K as the “Incentive Fee Cap.” The Incentive Fee Cap in any quarter is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our investment adviser by us during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, we will pay no incentive fee to our investment adviser in that quarter. We will only pay incentive fees to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. To the extent that the payment of incentive fees is limited by the Incentive Fee Cap and Deferral Mechanism, the payment of such fees may be deferred and paid in subsequent quarters up to three years after their date of deferment, subject to applicable limitations included in the Investment Advisory Agreement.

In this annual report on Form 10-K, “Cumulative Pre-Incentive Fee Net Return” refers to the sum of (a) Pre-Incentive Fee Net Investment Income for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

The first component, which is income-based, is calculated and payable quarterly in arrears, commencing with the quarter beginning January 1, 2013, based on our Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to our investment adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);

•

100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the catch-up is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our investment adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•

20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind, or PIK, interest or original issue discount) will be paid to our investment adviser, together with interest from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter.

There is no accumulation of amounts on the Hurdle Rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if Pre-Incentive Fee Net Investment Income earned in subsequent quarters is below the quarterly Hurdle Rate and there is no delay of payment if Pre-Incentive Fee Net Investment Income earned in prior quarters are below the quarterly Hurdle Rate. Since the Hurdle Rate is fixed, as interest rates rise, it will be easier for our investment adviser to surpass the Hurdle Rate and receive an incentive fee based on Pre-Incentive Fee Net Investment Income.

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our consolidated gross assets used to calculate the 2.0% base management fee. This calculation will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

The second component, the capital gains component of the incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on January 1, 2013, and will equal 20% of our cumulative aggregate realized capital gains from January 1, 2013 through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Examples of Quarterly Incentive Fee Calculation

Each of the following examples assumes that the Incentive Fee Cap and Deferral Mechanism is met.

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle Rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 0.50%

Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70%

Hurdle Rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 1.95%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% x “catch-up”) + (the greater of 0% AND (20% x (Pre-Incentive Fee Net Investment Income – 2.1875%)))

= (100.0% x (Pre-Incentive Fee Net Investment Income – 1.75%)) + 0%

= 100.0% x (1.95% – 1.75%)

= 100.0% x 0.20%

= 0.20%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle Rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 2.25%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% x “catch-up”) + (the greater of 0% AND (20% x (Pre-Incentive Fee Net Investment Income – 2.1875%)))

= (100% × (2.1875% – 1.75%)) + (20.0% × (2.25% – 2.1875%))

= 0.4375% + (20.0% × 0.0625%)

= 0.4375% + 0.0125%

= 0.45%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 7.00% annualized Hurdle Rate.
(2)	Represents 2.00% annualized base management fee. This amount does not reflect that our investment advisor has agreed to exclude cash and cash equivalents from the calculation of the base management fee for the calendar quarters ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013.
(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)

•	Year 3: None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•

Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•

Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)

•	Year 4: None

•

Year 5: None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)

Example 3: Application of the Incentive Fee Cap and Deferral Mechanism:

Assumptions

•

In each of Years 1 through 4 in this example, as well as in each preceding year, Pre-Incentive Fee Net Investment Income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the Hurdle Rate and the requirement of the “catch-up” in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the Incentive Fee Cap and Deferral Mechanism in any year is $8.0 million ($40.0 million multiplied by 20%), and the cumulative income related portion of the incentive fee before the application of the Incentive Fee Cap and Deferral Mechanism over any Incentive Fee Look-back Period prior to any payment of incentive fees during such year is $16.0 million ($8.0 million multiplied by two). All income-related incentive fees were paid quarterly in arrears.

•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees

•	Year 1: We did not generate realized or unrealized capital gains or losses

•	Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

•	Year 3: We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses

•	Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred

Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $150.0 million ($120.0 million plus $30.0 million) less $16.0 million of cumulative incentive fees paid)	Incentive fees of $14.0 million paid; no incentive fees deferred

Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$7.0 million (20% of Cumulative Pre-incentive Fee Net Return during Incentive Fee Look-back Period of $145.0 million ($120.0 million plus $25.0 million) less $22.0 million of cumulative incentive fees paid)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million by the Incentive Fee Cap; $1.0 million of incentive fees deferred

Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$9.2 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $151.0 million ($120.0 million plus $31.0 million) less $21.0 million of cumulative incentive fees paid)	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred

Payment of Our Expenses

WhiteHorse Advisers provides and pays for all investment professionals of WhiteHorse Advisers and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services.

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;

•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);

•

fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of this and all future offerings of common shares and other securities, if any;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to WhiteHorse Administration under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by WhiteHorse Administration as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts to investors and sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•

all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, such as the allocable portion of overhead under our Administration Agreement, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and chief operating officer along with their respective staffs.

Duration and Termination

The Investment Advisory Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on September 18, 2012. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its execution date. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Item 1A—Risk Factors—Risks Relating to our Business and Structure—We depend upon key personnel of H.I.G. Capital, our investment adviser and its affiliates”

Limitation of Liability and Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, WhiteHorse Advisers and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with the investment adviser, including its general partner and the administrator are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from WhiteHorse Advisers’ performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser.

Board of Directors Approval of the Investment Advisory Agreement

In its consideration of approving the Investment Advisory Agreement, our board of directors focused on information it received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser;

•	comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to our investment adviser or WhiteHorse Administration from their relationships with us and the profitability of those relationships;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;

•	the organizational capability and financial condition of our investment adviser and its affiliates;

•

our investment adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment adviser; and

•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information that the board of directors reviewed and further discussions, the board of directors, including a majority of the non-interested directors, determined that the investment advisory fee rates are reasonable in relation to the services to be provided. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer, chief operating officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Limitation of Liability and Indemnification

The Administration Agreement provides that WhiteHorse Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the administrator, including its members, are not liable to us or any of our stockholders for any action by it or and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the administrator, including its members, in connection with the performance of any of the administrator’s duties or obligations under the Administration Agreement or otherwise as our administrator, or for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) or losses sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under either Administration Agreement.

License Agreement

We have entered into a trademark license agreement, or the License Agreement, with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name. Under this agreement, we have a right to use the WhiteHorse name for so long as WhiteHorse Advisers or one of its affiliates remains our investment adviser. The License Agreement is terminable by either party at any time in its sole discretion upon 60 days’ prior written notice to the other party and is also terminable by the affiliate of H.I.G. Capital in the case of certain events of non-compliance. Other than with respect to this limited license, we have no legal right to the “WhiteHorse” name.

REGULATION

Business Development Company Requirements

We are a business development company under the 1940 Act and, as such, are subject to regulation under that act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value per share or sell warrants, options or rights to acquire such common stock at a price below the current net asset value per share if (1) our board of directors determines that such sale is in the best interests of us and our stockholders and (2) our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions under the 1940 Act and applicable commodities laws. We may also purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than (1) 3% of the voting stock of any registered investment company, (2) invest more than 5% of the value of our total assets in the securities of one investment company or (3) invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments may subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

•

does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a maximum market capitalization of $250 million; or

•

is controlled by a business development company or a group of companies including a business development company, and the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining and interpreting qualifying assets may change over time. We expect to adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, where a business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Our administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse our administrator for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A—Risk Factors—Risks Relating to our Business and Structure—Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional debt or equity capital.”

Election to Be Taxed as a RIC

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. In this annual report on Form 10-K, we refer to this distribution requirement as the “Annual Distribution Requirement.”

Taxation as a RIC

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year, or the Excise Tax Avoidance Requirement. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax will be considered to have been distributed. We intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain asset coverage tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we recognize may not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations would be required to pay U.S. corporate income tax on their earnings, which ultimately would reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and if certain cure provisions below were not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. To the extent that we pay our required distributions and such distributions are in excess of our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next 10 years.

Recent Tax Developments

Congress recently enacted, and the President recently signed, the American Taxpayer Relief Act of 2012 (“ATRA”). Among other things, ATRA provided for the permanent extension of the 2012 ordinary and long-term capital gains tax rates for individuals with taxable income at or below certain thresholds, which are indexed for inflation ($400,000 in the case of unmarried individuals and $450,000 in the case of married couples filing jointly). However, because ATRA did not extend the 2012 tax rates for all taxpayers, for taxable years beginning after December 31, 2012, non-corporate taxpayers will be subject to a maximum rate of tax on ordinary income of 39.6% and a maximum rate of tax on long-term capital gains of 20% (or higher rates in the case of certain gains from real estate or certain collectibles).

ATRA also provided for a permanent extension of the taxation of qualified dividends received by non-corporate taxpayers at maximum rates of 15% or 20%, depending on whether taxable income exceeds the above thresholds applicable to long-term capital gains. Accordingly, distributions of our investment company taxable income that are reported by us as being derived from “qualified dividend income” will be taxed in the hands of non-corporate U.S. stockholders at the rates applicable to long-term capital gain, provided that holding period and other requirements are met by both the stockholders and us. As discussed above, dividends distributed by us will generally not be attributable to qualified dividend income.

In addition, in the case of non-U.S. stockholders, ATRA provided for a one-year extension (as well as the retroactive application to the beginning of 2012) of the special exemption from withholding for “interest-related dividends” and “short-term capital gain dividends.” Accordingly, for our taxable years beginning prior to January 1, 2014, properly designated dividends received by a non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our ‘‘qualified net interest income’’ (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) were paid in connection with our ‘‘qualified short-term capital gains’’ (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). There can be no assurance that this provision will be further extended and, depending on the circumstances, we may designate all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. Additionally, a portion of our distributions (e.g., interest from non-U.S. sources or any foreign currency gains) would be ineligible for this potential exemption from withholding. In order to qualify for this exemption from withholding, a non-U.S. stockholder must comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or an acceptable substitute or successor form). In the case of shares held through an intermediary, the intermediary could withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. stockholders should contact their intermediaries with respect to the application of these rules to their accounts.

Code of Ethics

We and WhiteHorse Advisers have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is included as an exhibit to this annual report on Form 10-K and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to WhiteHorse Advisers. WhiteHorse Advisers’ policies and procedures for voting proxies for its investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act. WhiteHorse Advisers and our non-interested directors periodically review these policies are procedures and, accordingly, they are subject to change.

As an investment adviser registered under the Advisers Act, WhiteHorse Advisers has a fiduciary duty to act solely in our best interests in its capacity as our investment adviser. As part of this duty, WhiteHorse Advisers recognizes that it must vote our securities in a timely manner free of conflicts of interest and in our best interests.

Proxy Policies

WhiteHorse Advisers votes proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. WhiteHorse Advisers reviews each proposal submitted to a stockholder vote on a case-by-case basis to determine its impact on our portfolio securities. In most cases, WhiteHorse Advisers will vote in favor of proposals that it believes are likely to increase the value of our portfolio securities. Although it will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

WhiteHorse Advisers’ proxy voting decisions are made by senior officers who are responsible for monitoring our investments. To avoid conflicts of interest, WhiteHorse Advisers requires that: (1) anyone involved in the decision making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how they intend to vote on proposals in order to reduce any attempted influence from interested parties. WhiteHorse Advisers will disclose to us where it believes conflicts of interest may be present, and may request guidance on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how WhiteHorse Advisers voted proxies by making a written request for proxy voting information to: Investor Relations, 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131, or by calling us collect at (305) 379-2322.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of WhiteHorse Advisers and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Other Regulatory Considerations

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons of us and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by business development companies with affiliates to prohibit “joint” transactions among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by our investment adviser has previously invested.

We will be periodically examined by the SEC for compliance with the 1940 Act.

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and WhiteHorse Advisers are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting. This report must be audited by our independent registered public accounting firm beginning with the earlier of our fiscal year ending December 31, 2017 and the year in which our revenues first exceed $1.0 billion; and

•

pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under it. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance with that act.

Item 1A. Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or results of operations. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to our Business and Structure

We have a limited operating history.

We were organized in December 2011 and closed our IPO on December 10, 2012. We are subject to all of the business risks and uncertainties associated with any recently formed business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. We anticipate that it will take us six to 12 months following the date of our IPO to invest substantially all of the net proceeds of the IPO and the Concurrent Private Placement in accordance with our investment objectives and strategies, in part because privately negotiated investments in illiquid securities or private small-cap companies require substantial due diligence and structuring. During this period, we intend to invest the remaining net proceeds of the IPO and the Concurrent Private Placement in short-term investments, such as cash and cash equivalents. We expect we will earn yields substantially lower than the interest income that we anticipate receiving from investments in the future. As a result, any distributions we make during this period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

The lack of experience of our investment adviser in operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. While our investment adviser has experience investing in securities of U.S. private or thinly traded public companies, neither we nor our investment adviser has any experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our investment adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% eligible portfolio company test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer, and, even if we do find a buyer, we may have to sell the investments for less than we could have received if we were able to sell them at a later time.

We depend upon key personnel of H.I.G. Capital, our investment adviser and its affiliates.

We are an externally managed business development company, and therefore we do not have any internal management capacity or employees. We will depend on the diligence, skill and network of business contacts of our investment adviser to achieve our investment objectives. We expect that our investment adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement.

Our investment adviser is an affiliate of H.I.G. Capital and will, in turn, depend upon access to the investment professionals and other resources of H.I.G. Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. WhiteHorse Advisers will also depend on H.I.G. Capital to obtain access to deal flow generated by the professionals of H.I.G. Capital. Under the Staffing Agreement, an affiliate of H.I.G. Capital has agreed to provide our investment adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that the affiliate will make available to WhiteHorse Advisers experienced investment professionals and access to the senior investment personnel of H.I.G. Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to this Staffing Agreement and cannot assure you that the affiliate of H.I.G. Capital will fulfill its obligations under the agreement. If the affiliate fails to perform, we cannot assure you that our investment adviser will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of H.I.G. Capital and its affiliates or their market knowledge and deal flow.

We depend upon the senior professionals of H.I.G. Capital to maintain relationships with sources of investment opportunities, and we intend to rely to a significant extent upon these relationships. We cannot assure you that these individuals will continue to provide investment advice to us. If these individuals, including the members of the investment committee, are no longer employed by our investment adviser or an affiliate of our investment adviser, or fail to maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom H.I.G. Capital has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Our business model depends to a significant extent upon H.I.G. Capital’s proprietary deal-flow and network of informal and unconventional potential deal sources in the small-cap business community. Any inability of H.I.G. Capital to maintain or develop this network, or the failure of this network to generate investment opportunities, could adversely affect our business.

We depend upon H.I.G. Capital to maintain its extensive, proprietary small-cap deal sourcing network, and we expect to rely to a significant extent upon this network to provide us with investment opportunities. This network of informal and unconventional deal sources in the small-cap business community includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to small-cap companies. If H.I.G. Capital fails to maintain such sourcing network, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio.

If our investment adviser is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our business. This depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, will depend on the ability of H.I.G. Capital to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our investment adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our investment adviser will have substantial responsibilities under the Investment Advisory Agreement. The personnel of H.I.G. Capital who are made available to our investment adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies, either of which activities could divert their time and attention such that they could no longer dedicate a significant portion of their time and attention to our business or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not replicate the historical results achieved by other entities managed or sponsored by members of the investment committee or by H.I.G. Capital or its affiliates.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the investment committee or sponsored by H.I.G. Capital or its affiliates. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results. In addition, investors in our common stock are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of the investment committee or sponsored by H.I.G. Capital or its affiliates. While we may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the investment committee or sponsored by H.I.G. Capital or its affiliates, our ability to make such investments will be limited by the 1940 Act, including, potentially, requiring the prior approval of our independent directors and, in some cases, SEC exemptive relief for which we have filed an application with the SEC. We can offer no assurance that we will obtain such approvals or exemptive relief or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

The competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we plan to make in small-cap companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Some of our potential competitors are larger and have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not intend to seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of loss.

We are currently operating in a period of global capital markets disruption and instability.

Since mid-2007, the global capital markets have experienced volatility and disruption, and the U.S. economy was in a recession for several consecutive calendar quarters during this period. Disruptions in the capital markets have resulted in increased spreads between the yields realized on higher risk securities and those realized on securities perceived to be risk-free, resulting in illiquidity in parts of the capital markets. A prolonged period of market illiquidity or uncertainty regarding U.S. government spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions, including future recessions, also could affect our investment valuations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us or our portfolio companies. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but we cannot assure you we will be successful.

We intend to elect to be treated as a RIC. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We intend to elect to be treated as a RIC under the Code. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility, the $90.0 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor, or otherwise, we may become subject to corporate-level income tax. In this annual report on Form 10-K, we refer to this unsecured term loan and the term loan agreement governing its terms, together, as the “Unsecured Term Loan.” To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid small-cap private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

As a RIC, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. For U.S. federal income tax purposes, we may be required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest would be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on September 27, 2014, we must use asset sales and repayment proceeds, if any (including any realized gains) to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Warehouse to us. Also, if we do not meet certain coverage tests under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility.

As a result, we may have difficulty meeting the minimum distribution requirement for RICs. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax. See “Item 1—Business—Regulation—Taxation as a RIC.”

If our distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to our investment adviser.

Certain of our debt investments may contain provisions providing for the payment of PIK interest. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, our receipt of PIK interest will increase our assets under management. As a result, because the base management fee that we pay to our investment adviser is based on the value of our consolidated gross assets, such PIK interest will increase the base management fee payable by us. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our Pre-Incentive Fee Net Investment Income and, as a result, an increase in incentive fees that are payable by us to our investment adviser.

Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional debt or equity capital.

We have issued, and may in the future issue, debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and would be restricted from further borrowings until such time as we regain compliance. In addition, covenants in our debt agreements existing at such time may require us to repay a portion of our indebtedness, which could require us to sell a portion of our assets to make such repayment.

If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value per share, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value per share if our board of directors determines that such sale is in the best interests of us and our stockholders, and our stockholders approve such sale within 12 months prior to such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create one or more wholly owned subsidiaries and sell and contribute a pool of loans to such subsidiaries. This could include the sale or other issuance of debt by such subsidiaries on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade-rated debt secured by such loan pools, and we would retain all or a portion of the equity in any such subsidiary. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, the successful securitization of part of our loan portfolio might expose us to losses as the loans we are not able to securitize will tend to be those that are riskier and more apt to generate losses.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and, correspondingly, decrease our operating flexibility.

We intend to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. We have incurred leverage initially through the Credit Facility and the Unsecured Term Loan and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. In the future, we may also borrow from, and issue senior securities to, banks, insurance companies and other lenders. Holders of these senior securities have and will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. WhiteHorse Warehouse has pledged, and may in the future continue to pledge, all or substantially all of its assets and has granted, and may in the future grant, a security interest in all or a portion of its assets under the Credit Facility. In addition, under the terms of the Credit Facility, we must use the net proceeds of any investments that we sell to repay amounts then due with respect to our debt and certain other amounts owing under the Credit Facility before applying such net proceeds to other uses, such as distributing them to our stockholders.

If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our investment adviser.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessment of the credit market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility and the Unsecured Term Loan or obtain other credit at all or on terms acceptable to us.

In addition, the Credit Facility and the Unsecured Term Loan impose, and the terms of any other indebtedness that we incur in the future could impose, financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	(8.4)%	(4.4)%	(0.5)%	3.4%	7.4%

(1)	Assumes $373.2 million in total assets, $141.3 million in debt outstanding and $229.1 million in net assets as of December 31, 2012, and an average cost of funds of 2.85%, which is our weighted average borrowing cost as of December 31, 2012.

Based on our outstanding indebtedness of $141.3 million and the effective annual interest rate of 2.85% as of December 31, 2012, our investment portfolio must experience an annual return of at least 2.22% to cover annual interest payments on our outstanding indebtedness.

We will be exposed to risks associated with changes in interest rates, and since we intend to use debt to finance our investments, changes in interest rates may affect our cost of capital and net investment income.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we plan to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition would be adversely affected. We expect that our investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may be adversely affected by rules recently adopted by the U.S. Commodity Futures Trading Commission, or the CFTC.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to Pre-Incentive Fee Net Investment Income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the market value of our common stock.

We are subject to risks associated with the Unsecured Term Loan.

On November 8, 2012, we entered into the Unsecured Term Loan and borrowed $90.0 million under that loan. As a result of the Unsecured Term Loan, we are subject to a variety of risks, including those set forth below.

We may experience an event of default and acceleration under the Unsecured Term Loan, which would have a material adverse effect on us.

There are several circumstances under which an event of default may occur under the Unsecured Term Loan, such as our failure to pay the principal of, or interest on, the Unsecured Term Loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations.

Upon the occurrence of an event of default, the lender under the Unsecured Term Loan may exercise customary remedies, including declaring all amounts due and payable under the Unsecured Term Loan. Any of these developments would have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with the Credit Facility.

On September 27, 2012, WhiteHorse Warehouse, our wholly owned subsidiary, entered into the Credit Facility. All amounts outstanding under the Credit Facility are scheduled to mature on September 27, 2020. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

Our interests in WhiteHorse Warehouse are subordinated.

We own 100% of the equity interests in WhiteHorse Warehouse and have agreed under the risk retention letter to continue to own all of such equity interests for the life of the Credit Facility. We consolidate the financial statements of WhiteHorse Warehouse in our consolidated financial statements and treat the indebtedness of WhiteHorse Warehouse as our leverage for purposes of compliance with the 1940 Act. Our equity interests in WhiteHorse Warehouse are subordinated in priority of payment to its obligations to its debt holders and its service providers. These persons have claims superior to our claims as equity interest holder in any liquidation of WhiteHorse Warehouse.

We may not receive cash from WhiteHorse Warehouse.

We expect to receive cash from WhiteHorse Warehouse as distributions on our equity interests in WhiteHorse Warehouse. In addition, WhiteHorse Warehouse may make payments to us in our capacity as its collateral manager. We will receive distributions on our equity interests in WhiteHorse Warehouse only to the extent cash is available and permitted to be distributed under the Credit Facility. WhiteHorse Warehouse may not receive sufficient cash to make equity distributions, in which case we would not be entitled to receive equity distributions from WhiteHorse Warehouse and, as a result, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. Limitations under the Credit Facility will impair our ability to sell investments owned by WhiteHorse Warehouse, and we may not be able to sell such investments. These limitations include prior satisfaction of certain coverage tests and collateral quality tests, the minimum price at which we may sell such investments and the amount of investments we may sell within a certain timeframe.

Under the Credit Facility, there are two coverage tests that WhiteHorse Warehouse must meet on specified compliance dates in order to permit WhiteHorse Warehouse to make new borrowings under the Credit Facility and to make equity distributions to us in the ordinary course—an interest coverage test and an overcollateralization test. To meet the interest coverage test, WhiteHorse Warehouse must receive interest payments on the loans it holds in an aggregate amount equal to greater than 200% of the interest payable to the Lender plus certain capped fees, expenses and indemnities. The overcollateralization test compares, at any given time, the borrowing base under the Credit Facility to (1) the aggregate outstanding principal amount of all Lender advances, (2) the excess of certain unfunded commitments on loans over the amount reserved with respect to such loans and (3) the amount due for any unsettled purchases of loans at such time. To meet the overcollateralization test, this ratio must exceed a minimum specified amount set forth in the Credit Facility and related documentation. If either of these coverage tests is not met on a compliance date, then WhiteHorse Warehouse must apply cash available under the priority of payments in the Credit Facility to pay down principal under the Credit Facility and the collateral manager may then make deposits into an unfunded commitment reserve account until such coverage tests are satisfied. If we fail to receive cash from WhiteHorse Warehouse, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. Limitations under the Credit Facility will impair our ability to sell investments owned by WhiteHorse Warehouse, and we may not be able to sell such investments.

WhiteHorse Warehouse may experience an event of default and acceleration under the Credit Facility, which would have a material adverse effect on us.

There are several circumstances under which an event of default may occur under the Credit Facility, some of which relate to the performance of the assets of WhiteHorse Warehouse or the performance by WhiteHorse Warehouse of its obligations under the Credit Facility. The Credit Facility also includes certain customary events of default, such as (1) a breach of representations, warranties or covenants by us as collateral manager or by WhiteHorse Warehouse under the Credit Facility or failure on our part, or on the part of WhiteHorse Warehouse, to perform such obligations, (2) if we become insolvent, (3) if neither we, an affiliate approved by the required lenders under the Credit Facility or any successor collateral manager appointed in accordance with the collateral management agreement is collateral manager, (4) if certain change of control events occur with respect to us or WhiteHorse Warehouse, as further described in this annual report on Form 10-K, or (5) if we, one of our executive officers or certain of our affiliates commits a specified bad act. The occurrence of an event of default could, among other consequences, (a) prevent us from making distributions to our stockholders sufficient to maintain our status as a RIC, or at all, (b) terminate the reinvestment period under the Credit Facility, if it is then in effect, and (c) permit the facility agent to assume the management of WhiteHorse Warehouse’s portfolio and to direct the liquidation of its assets. Any of these developments could have a material adverse effect on our business, financial condition and results of operations. Upon the occurrence of an event of default, the Lender may exercise customary remedies, including declaring all amounts due and payable under the Credit Facility, blocking distributions in respect of the equity of WhiteHorse Warehouse or selling assets, including selling assets at a lower price than what might otherwise be achieved in an orderly liquidation.

The ability of WhiteHorse Warehouse to purchase and sell investments is limited.

The Credit Facility restricts the collateral manager’s ability to purchase and sell investments for WhiteHorse Warehouse. As a result, the collateral manager may be unable to purchase or sell investments or take other actions that might be in our best interests, which could impair our performance and result in losses. During the reinvestment period, WhiteHorse Warehouse will have the ability to borrow funds for the acquisition of investments that meet the eligibility criteria set forth in the Credit Facility. Such funds may be repaid and re-borrowed during the reinvestment period, subject to compliance with the terms of the Credit Facility.

We may lose the ability to manage WhiteHorse Warehouse even if we continue to own its equity.

If an event of default occurs under the Credit Facility or if we resign or are terminated for cause as collateral manager under the collateral management agreement, we may no longer manage the WhiteHorse Warehouse portfolio investments even though we are required to continue to own the equity interests in WhiteHorse Warehouse. If an agent for the Lender or the successor collateral manager does not manage WhiteHorse Warehouse’s portfolio in the same manner that we would have, our performance may not meet expectations and result in losses.

If the Lender under the Credit Facility is still a commercial paper conduit, it may not be obligated to advance amounts to us under the Credit Facility.

For so long as the Lender under the Credit Facility is a commercial paper conduit, the Lender is not obligated to advance amounts under the Credit Facility to us unless the following circumstances occur: (1) if the Lender has funds that may be used to fund advances under the Credit Facility and those funds are not required to repay commercial paper notes or other short term funding backing the commercial paper notes issued by a limited purpose entity providing funding or financing to the Lender when due and (2) after giving effect to any advance made under the Credit Facility, the Lender (or limited purpose entity that finances the lender) could issue commercial paper to refinance all of the Lender’s outstanding commercial paper (assuming it has all matured at such time) or all of the commercial paper of the Lender (or the limited purpose entity that finances such Lender) is paid in full.

There are significant potential conflicts of interest related to the investment committee, our investment adviser and its affiliates, including their obligations to other clients, that could affect our investment returns.

As a result of our arrangements with H.I.G. Capital, our investment adviser and the investment committee, there may be times when H.I.G. Capital, our investment adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

The members of the investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our investment adviser or its affiliates. Similarly, our investment adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of the investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our investment adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our investment adviser. Our investment adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms, or at all.

We will need additional capital to fund growth in our investment portfolio once we have fully invested the proceeds of the IPO and Concurrent Private Placement. In addition to the Credit Facility and the Unsecured Term Loan, we may issue debt or equity securities or borrow from financial institutions in order to obtain additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

In addition, as a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

The investment committee, our investment adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of our investment adviser and its affiliates and members of the investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. Although we expect the majority of our investments to be made in non-public securities, if we obtain material non-public information with respect to public companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our incentive fee structure may create incentives for our investment adviser that are not fully aligned with the interests of our stockholders and may induce our investment adviser to make speculative investments.

In the course of our investing activities, we will pay management and incentive fees to our investment adviser. The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our consolidated gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our consolidated gross assets, our investment adviser will benefit when we incur debt or use leverage. The use of leverage will increase the likelihood of default, which disfavors the holders of our common stock.

Under the incentive fee structure, our investment adviser may benefit when capital gains are recognized and, because our investment adviser determines when a holding is sold, our investment adviser controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how our investment adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors will periodically review our investment adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our investment adviser or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the incentive fees earned by our investment adviser will depend, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the investment adviser and the payment of such incentive fees. Therefore, investors who acquire our shares of common stock may pay indirectly to our investment adviser incentive fees in respect of income or capital gains that were received by or paid to us prior to such investor becoming a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.

Unlike that portion of the incentive fee based on income, there is no Hurdle Rate applicable to the incentive fee based on net capital gains. As a result, our investment adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors will determine the fair value of these securities in good faith as described elsewhere in this annual report on Form 10-K. In connection with that determination, investment professionals from our investment adviser will provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. John Bolduc and Jay Carvell, have an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our investment adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our investment adviser is based, in part, on our consolidated gross assets.

Conflicts related to other arrangements with our investment adviser or its affiliates.

We have entered into a License Agreement with an affiliate of H.I.G. Capital under which we have been granted a non-exclusive, royalty-free license to use the name “WhiteHorse.” In addition, we will pay to WhiteHorse Administration our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer, chief operating officer and chief compliance officer along with their respective staffs. This will create conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement with WhiteHorse Advisers and the Administration Agreement with WhiteHorse Administration were not negotiated on an arm’s-length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our investment adviser, our administrator and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders.

Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with, such affiliates, absent the prior approval of our independent directors. Our investment adviser and its affiliates, including persons that control, are controlled by or are under common control with, us or our investment adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with, such affiliates without prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside our investment adviser’s and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of H.I.G. Capital and our investment adviser. Under this allocation policy, a fixed calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically reviewed by our investment adviser and approved by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our investment adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our investment adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata, based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other accounts managed by our investment adviser or its affiliates is not permitted or appropriate, H.I.G. Capital and our investment adviser will need to decide which client will proceed with the investment. Our investment adviser’s allocation policy provides, in such circumstances, for investments to be allocated on a random or rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our investment adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

Our ability to participate in follow-on investments or to sell or otherwise exit investments in which investment funds, accounts or investment vehicles managed by H.I.G. Capital also has an investment may be restricted.

We may be considered affiliates with respect to certain of our portfolio companies because certain investment funds, accounts or investment vehicles managed by H.I.G. Capital also hold interests in these portfolio companies and, as such, these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to participate in follow-on investments or to exit certain of these transactions, our ability to do so will be limited. We have submitted an application for exemptive relief in relation to certain joint transactions; however, there is no assurance that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments requires significant management judgment or estimation.

Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of one or more independent service providers to periodically review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as a net change in unrealized appreciation or depreciation.

The lack of liquidity in our investments may adversely affect our business, and price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation. .

We will generally make investments in private companies. Substantially all of these investments will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;

•	the enterprise value of a portfolio company;

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments and its earnings;

•	the markets in which the portfolio company does business; and

•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company or if an investment is held by one of our subsidiaries and is subject to contractual limitations on sale, such as the limitations on transfer of assets under certain circumstances under the Credit Facility. See “Item 1A—Risk Factors—Risks Relating to our Business and Structure—We are subject to risks associated with the Credit Facility.”

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the senior securities we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any prior period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations that will continue for several years following its enactment. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may shift our investment focus from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions.

Risks Related to our Investments

Our investments may be risky, and investors could lose all or part of their investment.

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans and (5) to a lesser extent, selected equity co-investments, in each case in small-cap companies in North America. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to repay its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We have invested, and expect in the future to invest, in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

Secured Loans. When we extend first lien senior secured, second lien senior secured and unitranche loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in the case of first lien loans, our lien may be subordinated to claims of other creditors and, in the case of second lien loans, our lien will be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

The rights we may have with respect to the collateral securing loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that benefit from first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to commence enforcement proceedings against the collateral;

•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;

•	releases of liens on the collateral; and

•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Mezzanine Loans; Unsecured Loans. Our mezzanine investments are generally subordinated to senior loans and are generally unsecured. This may result in greater risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “Risk Factors—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since, generally, we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

There can be no assurance that the proceeds, if any, from sales of collateral securing other loans of a portfolio company would be sufficient to satisfy our unsecured obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Equity Investments. We may make selected equity investments. In addition, when we invest in first lien, second lien, unitranche or mezzanine loans, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We are subject to risks associated with small-cap companies.

Investing in small-cap companies involves a number of significant risks, including:

•

these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally little public information exists about these companies, and we are required to rely on our investment adviser to obtain adequate information to evaluate the potential returns from investing in these companies;

•

they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We are a non-diversified investment company within the meaning of the 1940 Act, and, therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer. Our portfolio is concentrated in a limited number of portfolio companies and industries, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and certain contractual diversification requirements imposed on us under the Credit Facility or other agreements, we do not have fixed guidelines for diversification, and our investments are and could be in the future concentrated in relatively few portfolio companies and industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of our investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans and increase our costs, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and otherwise harm our operating results.

The U.S. economy and that of most other countries have recently been in a recessionary period. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from making new investments, increase credit losses and harm our operating results, which could have an adverse effect on our results of operations.

We may be subject to risks associated with syndicated loans.

From time to time, we may acquire interests in syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. For example, in many cases, our investments may represent less than the amount of associated indebtedness sufficient to compel such actions or represent subordinated debt that is precluded from acting and, consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness (not including amounts held by us) desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.

There is a risk that an agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio, and our ability to make follow-on investments in certain portfolio companies may be restricted.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;

•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

•	attempt to preserve or enhance the value of our investment.

We will have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act, the requirements associated with our status as a RIC and contractual requirements imposed on us under the Credit Facility or otherwise. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements, our contractual requirements or the desire to maintain our tax status.

Because we will generally not hold controlling equity interests in our portfolio companies, we will not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently anticipate taking controlling equity positions in our portfolio companies. In addition, we may not be in a position to control management of any portfolio company by investing in its debt securities. As a result, we will be subject to the risk that management of a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we will typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with such actions, and we may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. A payment default on a loan to a portfolio company or a default leading to the acceleration of debt of a portfolio company could cause the loan to such portfolio company held by us to become, or to be deemed to be, a defaulted obligation under the Credit Facility. This, in turn, could result in a coverage test under the Credit Facility not being met and the diversion of distributions of assets held by WhiteHorse Warehouse to pay down debt under the Credit Facility rather than to make distributions. Such a portfolio company default could also lead to an event of default and acceleration under the Credit Facility and liquidation by the related lender of the assets securing the Credit Facility. Any such diversion of cash flow or any event of default could result in our being unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all, and could have a material adverse effect on our business, financial condition and results of operations.

Our investment adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our investment adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our board of directors in following or declining to follow our investment adviser’s advice or recommendations. Our investment adviser maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement, our investment adviser, its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with the investment adviser is not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our investment adviser’s duties under the Investment Advisory Agreement. In addition, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the investment adviser and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with the investment adviser are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the investment adviser’s performance of its duties and obligations under the Investment Advisory Agreement or otherwise as our investment adviser. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our investment adviser may be paid incentive compensation even if we incur a net loss, and we cannot recover any portion of the incentive fee previously paid.

Our investment adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of our Pre-Incentive Fee Net Investment Income, subject to the Hurdle Rate, catch-up and Incentive Fee Cap and Deferral Mechanism. Our Pre-Incentive Fee Net Investment Income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss for that quarter. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if we incur a net loss. In addition, if we pay the capital gains portion of the incentive fee and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

Our portfolio companies may prepay loans, which may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

We expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in a private company, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted under the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions caused by these risks does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Provisions of the General Corporation Law of the State of Delaware, our certificate of incorporation and bylaws and the Credit Facility could deter takeover attempts and have an adverse effect on the price of our common stock.

The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our board of directors may adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our directors who are not “interested persons.” If the resolution exempting business combinations is repealed or our board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.

If we or one of our affiliates approved by the Lender is no longer the collateral manager under the Credit Facility or if certain change of control events occur, then an event of default will occur under the Credit Facility which could have a material adverse effect on our business, financial condition and results of operations. A change of control under the Credit Facility occurs if (1) WhiteHorse Warehouse ceases to be our wholly owned subsidiary, (2) Messrs. Anthony Tamer and Sami Mnaymneh, together, cease to own beneficially the power to vote a majority of the equity interests having direct or indirect ordinary voting power in our investment adviser and certain of its affiliates or (3) H.I.G. Capital Management, Inc., either directly or through its wholly owned subsidiaries or certain affiliates, ceases to provide all or substantially all of the personnel, investment committee and other services necessary for us to perform our duties as collateral manager under the Credit Facility documents. The occurrence of an event of default could result in us being unable to make distributions to our stockholders sufficient to maintain our status as a RIC, or at all, terminates the reinvestment period if then in effect, permits the facility agent on behalf of the Lender to take over management of WhiteHorse Warehouse’s portfolio and to direct the liquidation of its assets, all of which could have a material adverse effect on our business, financial condition and results of operations.

WhiteHorse Advisers can resign as our investment adviser on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, results of operations and cash flows.

WhiteHorse Advisers has the right under the Investment Advisory Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

WhiteHorse Administration can resign from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business, results of operations and cash flows.

WhiteHorse Administration has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If WhiteHorse Administration resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by WhiteHorse Administration. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. To the extent permitted under the 1940 Act and applicable commodities laws, we may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are, and following the completion of this offering expect to remain, an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012 until the earliest of:

•	the last day of our fiscal year ending December 31, 2017;

•	the year in which our total annual gross revenues first exceed $1 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some or all of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we will take advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and related rules and regulations of the SEC, and under the JOBS Act.

As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Our business is highly dependent on the communications and information systems of H.I.G. Capital, to which we have access through our administrator, WhiteHorse Administration. In addition, certain of these systems are provided to H.I.G. Capital by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Relating to an Investment in our Common Stock

There is a risk that investors may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Also, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. If more stockholders opt to receive cash dividends and other distributions rather than participate in our dividend reinvestment plan, we may be forced to liquidate some of our investments and raise cash in order to make distribution payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Warehouse to us. Also, if certain coverage tests are not met under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

Investing in our shares may involve an above average degree of risk and is intended for long-term investors.

The investments we make in accordance with our investment objectives and strategies may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive. Therefore, an investment in our shares may not be suitable for someone with low risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle. Our shares may trade at a price that is less than the offering price. This risk may be greater for investors who sell their shares in a relatively short period of time after completion of an offering.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	any loss of RIC or business development company status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•

the inability of our investment adviser to employ additional experienced investment professionals or the departure of any of our investment adviser’s key personnel, including Messrs. Mnaymneh and Tamer;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source or an event of default under a material financing contract.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. Additionally, should we raise additional capital through the sale of equity securities, we may pay certain of the costs associated with the registration of the such shares of common stock sold by us pursuant to a registration rights agreement.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131 and are provided by our administrator in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

WhiteHorse Finance, WhiteHorse Advisers and WhiteHorse Administration are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” The following table sets forth, for each fiscal quarter since December 5, 2012, the net asset value, or NAV, per share of our common stock, the high and low sales prices for our common stock, such sales prices as a percentage of NAV per share and quarterly distributions per share.

	NAV(1)	Closing Sales Price		Discount of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Declared Distributions (4)
Period		High	Low
Fiscal year ended December 31, 2012

Fourth quarter(3)	$15.30	$14.89	$13.90	2.7%	9.2%	$0.108

Fiscal year ended December 31, 2013

First quarter (through March 1, 2013)	N/A	$15.07	$14.71	N/A	N/A	N/A

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	From December 5, 2012 to December 31, 2012.
(4)	The distribution was declared from net investment income and did not include a return of capital.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease.

The last reported closing market price of our common stock on March 1, 2013 was $15.06 per share. As of March 1, 2013, we had 21 stockholders of record.

Distributions

The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We intend to elect to be treated as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

The following table lists the quarterly distributions per share declared since the closing of our IPO on December 10, 2012.

		Distributions Declared
Record Dates	Payment Dates	Per Share	Dollar amount (in thousands)
Fiscal year ended December 31, 2012
December 28, 2012	January 8, 2013	$0.108	$1,616

Total(1)		$0.108	$1,616

(1)	The distribution was declared from net investment income and did not include a return of capital.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. If we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Sale of Unregistered Securities

Immediately prior to the closing of our IPO on December 10, 2012, we sold 472,673 shares of common stock to certain of our directors and officers, our investment adviser, the managers of our investment adviser and the immediate family members or entities owned by, or family trusts for the benefit of, such persons in the Concurrent Private Placement at a price of $15.00 per share, resulting in aggregate net cash proceeds to us of approximately $7.09 million. The Concurrent Private Placement was conducted in reliance on Rule 506 under Regulation D of the Securities Act.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 to December 31, 2012 with that of the NASDAQ Financial Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial Stock Index, and the Standard & Poor’s 500 Stock Index. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The selected financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. Financial information is presented for the fiscal year ended December 31, 2012 and has been derived from our financial statements that were audited by Crowe Horwarth LLP, an independent registered public accounting firm.

	Year ended December 31, 2012
	(In thousands, except per share data)
Statement of Operations Data:(1)
Total investment income	$44,793
Base management fee	306
All other expenses	2,286
Net investment income	42,201
Net realized loss on investments	(2,754)
Net change in unrealized appreciation on investments	111
Net increase in net assets resulting from operations	39,558
Per share data:
Net asset value	15.30
Net investment income	N/A	(2)
Net realized loss on investments	N/A	(2)
Net change in unrealized appreciation on investments	N/A	(2)
Net increase in net assets resulting from operations	N/A	(2)
Per share distributions declared	0.108
Dollar amount of distributions declared	1,616
Balance Sheet data at period end:
Investments, at fair value	$180,488
Cash and cash equivalents	156,123
Restricted cash and cash equivalents	31,646
Other assets	5,025
Total assets	373,282
Total liabilities	144,233
Total net assets	229,049
Other data:
Weighted average annualized yield on income producing investments at fair value(3)	14.2%
Number of portfolio investments at period end	8

(1)	Includes the financial information of WhiteHorse Finance, LLC for the period prior to the BDC Conversion.
(2)	Prior to December 4, 2012, we did not have common stock outstanding, and, therefore, per share information for the period presented is not meaningful.
(3)	Weighted average yield on income producing investments is computed by dividing (a) annualized interest income (other than interest income resulting from amortization of fees and discounts) on accruing loans and debt securities by (b) total income producing investments at fair value.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial Data and our Consolidated Financial Statements and Supplementary Data appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•

changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	our ability to pay dividends or make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

We use words such as “may,” “might,” “will,” “intends,” “should,” “could,” “can,” “would,” “expects,” “believes,” “estimates,” “anticipates,” “predicts,” “potential,” “plan” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Item 1A—Risk Factors” and elsewhere in this annual report on Form 10-K.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this annual report on Form 10-K or any periodic reports we file under the Exchange Act.

Overview

We are a recently organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a RIC under Subchapter M of the Code.

We were formed on December 28, 2011 and commenced operations on January 1, 2012. We were originally capitalized with $176.3 million of contributed assets from H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each of which is an affiliate of H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 3, 2012, as part of the BDC Conversion, all outstanding units were converted to 7,826,284 shares of our common stock.

On December 4, 2012, we priced our IPO, selling 6,666,667 shares at a public offering price of $15.00 per share. Concurrent with our IPO, certain of our directors and officers, our investment adviser, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement at $15.00 per share. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF.”

We are a direct lender targeting debt investments in privately held, small-cap companies located in North America. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on LIBOR plus a spread and have a term of three to six years. While we intend to focus principally on originating senior secured loans to small-cap companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the small-cap market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

Our investment activities are managed by WhiteHorse Advisers and supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under our Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. See “Item 1—Business—Management Agreements—Investment Advisory Agreement.” We have also entered into an Administration Agreement with WhiteHorse Administration. Under our Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of $180.5 million and a principal balance outstanding of $181.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originated or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Expenses

Our primary operating expenses subsequent to the completion of our IPO include (1) investment advisory fees to WhiteHorse Advisers; (2) the allocable portion of overhead under the Administration Agreement; (3) the interest expense on our outstanding debt; and (4) other operating costs as detailed below. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. See “Item 1—Business—Management Agreements—Investment Advisory Agreement” and “Item 1—Business—Management Agreements—Administration Agreement.”

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•

fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	the costs of all future offerings of common shares and other securities, and other incurrences of debt;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	transfer agent and custody fees and expenses;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•

all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and chief operating officer along with their respective staffs.

Recent Developments

On January 8, 2013, we paid our first quarterly distribution of $0.108 per share.

Consolidated Results of Operations

We were formed on December 28, 2011 and commenced operations on January 1, 2012. As a result, there are no comparable periods with which to compare our consolidated results of operations for the year ended December 31, 2012.

Investment Income

Investment income for the year ended December 31, 2012 was approximately $44.8 million and was primarily attributable to interest earned from investments in portfolio companies and interest earned on cash and cash equivalents.

Operating Expenses

Expenses for the year ended December 31, 2012 totaled $2.6 million. Interest expenses on the Credit Facility and the Unsecured Term Loan for the same period totaled approximately $1.1 million. Base management fees for the same period totaled approximately $0.3 million and were calculated at an annual rate of 2.00% of consolidated gross assets. In accordance with the investment adviser’s agreement, cash and cash equivalents were excluded from the calculation of base management fees for the quarter ended December 31, 2012. Organization costs totaled approximately $0.4 million for the same period. Remaining expenses of approximately $0.8 million were comprised mostly of general and administrative expenses.

Net Realized and Unrealized Losses on Investments

During the year ended December 31, 2012, we had approximately $2.6 million in net realized and unrealized losses. These losses were attributable primarily to assets distributed to the members of WhiteHorse Finance, LLC prior to the completion of the BDC Conversion.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, the Credit Facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings under the Credit Facility. In the future, we may obtain borrowings under other credit facilities and issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

Our primary uses of funds are to make investments in portfolio companies, distribute cash to holders of our common stock and pay our operating expenses, including debt service to the extent we borrow or issue other senior securities to fund our investments. As of December 31, 2012, we had cash resources of approximately $187.8 million and $141.3 million of indebtedness. Our cash and cash equivalents, as of December 31, 2012, were generated primarily from the proceeds of the IPO and Concurrent Private Placement.

We monitor and, to the extent practicable, intend to maintain a leverage ratio that is consistent with the leverage ratio maintained by other listed business development companies.

Credit Facility

On September 27, 2012, WhiteHorse Warehouse, our wholly owned subsidiary, entered into a $150 million secured revolving Credit Facility with the Lender, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. On September 27, 2012, WhiteHorse Warehouse drew $51.3 million under that facility. As of December 31, 2012, we had $51.3 million in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $4.5 million were available to be drawn. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included seven loans with a fair value of $144.1 million as of December 31, 2012.

The Credit Facility includes customary events of default for credit facilities of this nature, including breaches of representations, warranties or covenants by WhiteHorse Warehouse or by us, insolvency events affecting WhiteHorse Warehouse or us, the occurrence of a change in control, failure to maintain certain overcollateralization ratios required under the Credit Facility, if we or an approved affiliate or successor collateral manager cease to act as collateral manager, if we or one of our executive officers commits fraud or is indicted for a felony with respect to the Credit Facility or if we, one of our investment advisory affiliates or any of their respective executive officers commits fraud or is indicted for a felony in the performance of similar investment advisory services for others.

All amounts outstanding under the Credit Facility are scheduled to mature on September 27, 2020. Other than as described below in this paragraph, each loan made under the Credit Facility bears interest at an applicable commercial paper rate plus 2.25% (if the Lender is a commercial conduit which has funded the loan through the issuance of commercial paper) or at LIBOR plus 2.75% (if the Lender is not a commercial paper conduit or has not otherwise funded the loan through the issuance of commercial paper). We also incur a commitment fee of 1.00% per annum on any undrawn balance. Our ability to draw under the Credit Facility is scheduled to terminate 24 months after the closing date of the Credit Facility. At the expiration of the reinvestment period on September 27, 2014, the interest rate will increase by 0.50%. Following an event of default, the interest rate applicable on obligations under the Credit Facility that are not paid when due will increase by 2.00% per annum. If the commercial paper rate or LIBOR cannot be determined or it is illegal for a Lender to charge such rate, then the interest rate applicable under the Credit Facility will be a base rate equal to the highest of the prime rate as announced in The Wall Street Journal, the federal funds rate plus 0.50% or a specified LIBOR, in each case as defined in the Credit Facility.

In connection with the Credit Facility:

•

we and WhiteHorse Warehouse entered into a loan sale agreement, or the Loan Sale Agreement, under which we transferred some of the loans that we had originated or acquired and that met certain objective criteria, and pursuant to which we expect to contribute, or transfer through partial equity contributions and partial cash sales, additional loans in the future that meet these criteria, to WhiteHorse Warehouse;

•

we and WhiteHorse Warehouse entered into a collateral management agreement, or the Collateral Management Agreement, pursuant to which we have agreed to act as collateral manager for WhiteHorse Warehouse; and

•

we entered into a risk retention letter, or the Risk Retention Letter, under which we have agreed to own (A) an unhedged net equity interest in WhiteHorse Warehouse equal to at least 5% of its aggregate assets and (B) all of the equity interests in WhiteHorse Warehouse and to take any further actions that may be necessary to comply with a directive promulgated by the European Union relating to certain securitization transactions. These obligations will continue for the life of the Credit Facility.

If we fail to perform our obligations under the Credit Facility or the related Loan Sale Agreement and Collateral Management Agreement, an event of default may occur under the Credit Facility, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the Credit Facility. Any such developments could have a material adverse effect on our financial conditions and results of operations.

If any of our contractual obligations discussed above is terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

Unsecured Term Loan

On November 8, 2012, we entered into the Unsecured Term Loan. The Unsecured Term Loan has a stated maturity date of July 3, 2014. Under the terms of the Unsecured Term Loan, with respect to which we pledged no collateral to the lenders, we are required to pay interest monthly at an annual rate of LIBOR plus 2.75% per year, except at our option and under certain other circumstances at one of several other interest rates. The Unsecured Term Loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the Unsecured Term Loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The Unsecured Term Loan includes customary restrictions that limit our ability to pay dividends under certain circumstances, to merge with another entity unless we are the surviving entity following the merger and to amend our organizational documents. Loan Fund II has guaranteed our obligation to make payments under the Unsecured Term Loan. Loan Fund II, as the guarantor of the Unsecured Term Loan, has the right to require the lenders to assign the loan to it under certain circumstances. We are permitted to prepay amounts outstanding under the Unsecured Term Loan in whole or in part without penalty.

Distributions

Prior to the BDC Conversion and our IPO, we distributed $267.8 million to H.I.G. Bayside Debt & LBO Fund II, L.P. and Loan Fund II. The distributions were in the form of (i) $164.0 million in cash funded by the proceeds from the Credit Facility and the Unsecured Term Loan as well as cash we generated in the ordinary course of our business and (ii) the distribution of all of our investments and the associated interest receivable balances in three portfolio companies, which had a fair value of $103.8 million as of the distribution dates. These distributions represent, in effect, a return of capital, a reduction in the amount of the initial equity contribution and the replacement of such equity contribution with debt capital from unaffiliated third parties.

On December 28, 2012, after the completion of the BDC Conversion and our IPO, we declared a dividend of $0.108 per share for a total distribution of $1.6 million. The distribution was paid to stockholders on January 8, 2013.

Initial Public Offering and Concurrent Private Placement

On December 10, 2012, we completed our IPO and Concurrent Private Placement in which we sold an aggregate of 7,139,340 shares of our common stock at a price of $15.00 per share resulting in net proceeds to us of approximately $99.6 million.

Portfolio Investments and Yield

As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of $180.5 million and a principal balance outstanding of $181.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers. As of December 31, 2012, our portfolio had an average investment size of $22.7 million, with investment sizes ranging from $7.9 million to $60.9 million and a weighted average unlevered cash current yield of 14.2%.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the balance sheet. As of December 31, 2012, we had outstanding commitments to fund investments totaling $1.1 million.

Distributions

In order to qualify as a RIC and to avoid corporate-level tax on income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

During the year ended December 31, 2012, we declared to stockholders distributions of $0.108 per share for total distributions of $1.6 million. The timing and amount of our quarterly distributions, if any, are determined by our board of directors.

While we intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, we may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our qualification as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder will receive cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2012 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$51.3	$—	$—	$—	$51.3
Unsecured Term Loan	90.0	—	90.0	—	—
Total contractual obligations	$141.3	$—	$90.0	$—	$51.3

As of December 31, 2012, we had $98.8 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as collateral manager of WhiteHorse Warehouse under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to a percentage of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Item 1—Business—Management Agreements—Investment Advisory Agreement.”

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with the resources necessary for us to act as collateral manager to WhiteHorse Warehouse under the Credit Facility. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer, chief financial officer and chief operating officer along with their respective staffs. See “Item 1—Business—Management Agreements—Administration Agreement.”

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, us pursuant to the Investment Advisory Agreement.

•

WhiteHorse Administration provides us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility, pursuant to the Administration Agreement.

•	We have entered into the License Agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.

•

Concurrent with the closing of our IPO, certain of our directors and officers, our investment adviser, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement at $15.00 per share. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

WhiteHorse Advisers or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, WhiteHorse Advisers or its affiliates may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. As a result, WhiteHorse Advisers or its affiliates may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with WhiteHorse Advisers. WhiteHorse Advisers or its affiliates will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

Critical Accounting Policies

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

Valuation of Portfolio Investments

We value our investments in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

Our portfolio consists primarily of debt investments. These investments are valued at their bid quotations obtained from unaffiliated market makers, other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads and other applicable factors for similar transactions.

Due to the nature of our strategy, our portfolio includes relatively illiquid investments that are privately held. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

Our board of directors is ultimately and solely responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination.

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by one or more independent valuation firms each quarter. When an external event occurs with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our investment committee and our investment adviser.

•	The audit committee of the board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Our fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active public markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about what market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the investment committee of the investment adviser are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on our consolidated statement of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method.

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected and the amount of uncollectible interest can be reasonably estimated. Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized to interest income or expense, respectively, over the maturity periods of the investments.

Interest expense is recorded on an accrual basis. Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when we make certain investments. These expenses are recognized in the consolidated statement of operations as they are incurred.

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. We defer these origination fees and deduct them from the cost basis of the investment and subsequently accrete them into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. We accrue facility fees, sometimes referred to as asset management fees, as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and we record them on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and we account for them upon completion of the amendments or waivers, generally when such fees are receivable. We include any such fees in interest income on the consolidated statement of operations.

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 amends ASC 820, which will require entities to change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements related to the application of the highest and best use and valuation premise concepts for financial and nonfinancial instruments, measuring the fair value of an instrument classified in stockholder’s equity and disclosures about fair value measurements. ASU 2011-04 changes the measurement of the fair value of financial instruments that are managed within a portfolio and the application of premiums and discounts in a fair value measurement related to size as a characteristic of the reporting entity’s holding rather than a characteristic of the asset or liability. ASU 2011-04 also requires additional disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy including the valuation processes used by the reporting entity, the sensitivity of the fair value to changes in unobservable inputs (applicable only to public companies), and the interrelationships between those unobservable inputs, if any. Lastly, ASU 2011-04 requires entities to disclose any amounts (not just significant) transferred between Level 1 and Level 2 of the fair value hierarchy (applicable to only public companies). All the amendments to ASC 820 made by ASU 2011-04 have become effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our financial statement, except that it enhanced the disclosures around fair value of investments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, several of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates. These loans are usually based on a floating rate based on LIBOR that resets quarterly to the applicable LIBOR. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we plan to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the balance sheet as of December 31, 2012 were to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not significantly impact the value of our portfolio. As of December 31, 2012, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time-lag between a change in the relevant interest rate index and the rate adjustment under the applicable loan. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

WhiteHorse Finance, Inc.

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2012, by correspondence with the custodian, loan agent, or borrower. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations, the changes in its net assets, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

New York, New York

March 4, 2013

WhiteHorse Finance, Inc.

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share data)

December 31, 2012
Assets
Investments, at fair value (cost $180,377)	$180,488
Cash and cash equivalents	156,123
Restricted cash and cash equivalents	31,646
Interest receivable	1,474
Deferred financing costs	3,184
Prepaid expenses and other receivables	367

Total assets	$373,282

Liabilities
Credit facility	$51,250
Unsecured term loan	90,000
Dividends payable	1,616
Management fees payable	306
Accounts payable and accrued expenses	1,061

Total liabilities	$144,233

Net assets

Common stock, par value $0.001 per share, 14,965,624 shares issued and outstanding, 100,000,000 authorized	15
Paid-in capital in excess of par	$228,466
Undistributed net investment income	1,164
Net realized loss on investments	(71)
Net unrealized depreciation on investments	(525)

Total net assets	$229,049

Total liabilities and total net assets	$373,282

Number of shares outstanding	14,965,624
Net asset value per share	$15.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statement of Operations

(in thousands, except share and per share data)

Year ended December 31, 2012
Investment income
Interest income	$44,793

Total investment income	44,793

Expenses
Interest expense	$1,131
Organization costs	406
Base management fees	306
Administrative service fees	109
Other operating expenses	640

Total expenses	$2,592

Net investment income	$42,201

Realized and unrealized (loss) gain on investments
Net realized loss on investments	$(2,754)
Net change in unrealized appreciation on investments	111

Net realized and unrealized loss on investments	$(2,643)

Net increase in net assets resulting from operations	$39,558

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statement of Change in Net Assets

(in thousands, except share and per share data)

	Members’	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized Depreciation on	Total Net
	Equity	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2012	$—	—	$—	$—	$—	$—	$—	$—

Contributions of members’ equity	359,753	—	—	—	—	—	—	359,753

Distributions of members’ equity	(267,826)	—	—	—	—	—	—	(267,826)

Net increase in net assets resulting from operations	37,396	—	—	—	—	—	—	37,396

BDC Conversion	(129,323)	7,826,284	8	129,315	—	—	—	—

Issuance of common stock	—	7,139,340	7	107,083	—	—	—	107,090

Common stock offering costs	—	—	—	(7,910)	—	—	—	(7,910)

Net increase in net assets resulting from operations for the period from December 4, 2012, to December 31, 2012	—	—	—	—	2,687	—	(525)	2,162

Dividends declared	—	—	—	—	(1,616)	—	—	(1,616)

Tax reclassification of stockholders’ equity	—	—	—	(22)	93	(71)	—	—

Balance at December 31, 2012	$—	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statement of Cash Flows

(in thousands, except share and per share data)

Year ended December 31, 2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$39,558
Adjustments to reconcile net income to net cash provided by operating activities:
Paid in kind income	(5,510)
Net realized losses on investments	2,754
Net unrealized appreciation on investments	(111)
Amortization of discount	(7,009)
Amortization of deferred financing costs	114
Origination of loans	(18,584)
Purchase of investments	(61,478)
Proceeds from principal payments and sales of portfolio investments	114,709
Net changes in operating assets and liabilities:
Interest receivable	(2,388)
Due from related party	(367)
Management fees payable	306
Accounts payable and accrued expenses	1,061
Restricted cash and cash equivalents	(31,646)

Net cash provided by operating activities	$31,409

Cash flows from financing activities
Proceeds from members’ equity contributions	$51,568
Payment of members’ equity distributions	(163,986)
Proceeds from sales of common stock, net of underwriting costs	99,180
Proceeds from borrowings on credit facility	51,250
Proceeds from unsecured term loan	90,000
Deferred financing costs	(3,298)

Net cash provided by financing activities	$124,714

Net change in cash and cash equivalents	$156,123
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$156,123

Supplemental disclosure of cash flow information:
Interest paid	$752

Supplemental noncash disclosures:
Contribution of investments	$308,185
Distributions of investments	$(102,926)
Distribution of interest receivable	$(914)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2012

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Building Products
TCO Funding Corp.
Senior Secured Term Loan	L+7.5%	9.50%	4/27/14	$17,671	$17,352	$17,671	7.71%
	(2.00% Floor)

Pharmaceuticals
Acella Pharmaceuticals, LLC
Senior Secured Term Loan	L+10.00%	14.00%	12/30/15	60,886	60,886	60,886	26.58
	(1.0% Floor)	(3.0% PIK)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
Senior Secured Term Loan	N/A(4)	25.00%	6/30/13	36,434	36,242	36,434	15.91

Health Care Facilities
Genoa Healthcare, LLC
Senior Secured Term Loan	L+9.50%	14.00%	2/10/15	27,060	27,060	27,060	11.81
	(3.00% Floor)	(1.5% PIK)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Senior Secured Term Loan A	L+6.00%	7.50%	12/31/16	1,437	1,363	1,447	0.63
	(1.50% Floor)
Senior Secured Term Loan B	L+9.50%	11.00%	12/31/16	7,929	7,898	7,802	3.41
	(1.50% Floor)

				9,366	9,261	9,249	4.04

Electronic Equipment & Instruments
AGS, LLC
Senior Secured Term Loan	L+10.00%	11.5%	8/15/16	17,309	16,662	16,098	7.03
	(1.5% Floor)

Initial Delayed Draw	L+10.00%	11.5%	8/15/16	1,129	1,087	1,050	0.46
	(1.5% Floor)

Secondary Delayed Draw	L+10.00%	N/A(5)	8/15/16	—	—	—	—
	(1.5% Floor)

				18,438	17,749	17,148	7.49

Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
Senior Secured Term Loan	N/A(4)	13.00%	3/3/15	11,769	11,827	12,040	5.26

Total Investments(6)				$181,624	$180,377	$180,488	78.80%

(1)	The investments bear interest at a rate that may be determined by reference to LIBOR “L” which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	The entire commitment was unfunded at December 31, 2012. The Company earns a commitment fee of 5.00% on the unfunded amount.
(6)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

(in thousands, except share and per share data)

NOTE 1 – ORGANIZATION

WhiteHorse Finance, Inc. (“WhiteHorse Finance” and, together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, WhiteHorse Finance intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended.

WhiteHorse Finance, LLC was organized as a limited liability company under the laws of Delaware on December 28, 2011 and commenced operations effective January 1, 2012. At the commencement of operations and up to the completion of its initial public offering (the “IPO”), H.I.G. Bayside Debt & LBO Fund II, L.P. (“Bayside II”) and H.I.G. Bayside Loan Opportunity Fund II, L.P. (“Loan Fund II” and, together with Bayside II, the “Bayside Loan Funds”) owned 55.1% and 44.9% of the Company, respectively. On December 4, 2012, WhiteHorse Finance, LLC converted from a Delaware limited liability company to a Delaware corporation, leaving WhiteHorse Finance, Inc. as the surviving entity (the “BDC Conversion”). As a result of the BDC Conversion, the Bayside Loan Funds received 7,826,284 shares of common stock in WhiteHorse Finance, Inc.

On December 4, 2012, WhiteHorse Finance priced its IPO, selling 6,666,667 million shares at a public offering price of $15.00 per share. Concurrent with the IPO, the Company’s directors, officers, investment adviser, the managers of its investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (the “Concurrent Private Placement”), at $15.00 per share

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate (“LIBOR”). It may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”), an affiliate of the Bayside Loan Funds. Prior to December 4, 2012, Bayside Capital, Inc., also an affiliate of the Bayside Loan Funds, served as the investment adviser through an interim advisory agreement. H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration”), an affiliate of the Bayside Loan Funds, provides administrative services necessary for the Company to operate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC and its subsidiary Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The Company determines the fair value of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 —Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Investments are measured at fair value as determined in good faith by the Company’s investment committee, generally on a quarterly basis, reviewed by the audit committee of the board of directors and ultimately approved by the board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date. Any changes to the valuation methodology are reviewed by management and the Company’s board of directors to confirm that the changes are justified. The Company continues to review and refine its valuation procedures in response to market changes.

The Company engages an independent external valuation firm to periodically review material investments. This external review is used by the investment committee to review the Company’s internal valuation of each investment over the year.

Investment Transactions: The Company records investment transactions on a trade date basis. These transactions may settle subsequent to the trade date depending on the transaction type. Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. These expenses are recognized in the statement of operations as they are incurred.

Revenue Recognition: The Company’s revenue recognition policies are as follows:

Sales: Realized gains or losses on the sales of investments are calculated by using the specific identification method.

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. The Company may also receive closing, commitment, prepayment, amendment and other fees from portfolio companies in the ordinary course of business. Closing fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of interest income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable. Any such fees are included in interest income on the statement of operations. The Company may invest in loans that contain a payment-in-kind (“PIK”) provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates.

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with financial institutions, and short-term liquid investments in money market funds with original maturities of three months or less.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that is not principal in nature is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the credit facility.

Organizational and Offering Costs: The Company incurred legal, accounting, regulatory, investment banking and other costs during its initial start up phase and associated with its IPO. Organizational costs are expensed as incurred. Offering costs were deferred and charged against paid-in capital in excess of par on completion of the IPO.

Deferred Financing Costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations over the estimated life of the borrowings.

Income Taxes: Prior to the BDC Conversion on December 4, 2012, the Company was treated as a partnership for U.S. federal and state income tax purposes and did not incur income taxes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as each member is individually responsible for reporting income or loss, to the extent required by U.S. federal income tax laws and regulations, based upon its respective share of the Company’s revenues and expenses as reported for income tax purposes.

Subsequent to the BDC Conversion, and for the period from December 4, 2012, to December 31, 2012, the Company intends to elect to be treated as a RIC under Subchapter M of the Code. In order to qualify as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company is generally required to pay a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year, (2) 98.2% of capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount that estimated taxable income is expected to exceed the level of stockholder distributions described above.

The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company has no amounts accrued for interest or penalties on December 31, 2012. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly dividend payments are determined by the board of directors and are generally based upon taxable earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company maintains an “opt out” dividend reinvestment plan for common stockholders. As a result, if the Company declares a dividend or other distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Earnings per Share: The Company calculates earnings per share as earnings available to stockholders divided by the weighted average number of shares outstanding during the period. Prior to December 4, 2012, the Company did not have common stock outstanding, and therefore earnings per share and weighted average shares outstanding information for periods that include financial results prior to December 4, 2012 are not meaningful.

Risks and Uncertainties: In the normal course of business, the Company encounters primarily two significant types of economic risks: credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes that the carrying value of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Newly Adopted Accounting Standards: In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”). This guidance represents the converged guidance of the FASB and the International Accounting Standards Boards (together, the “Accounting Boards”), on fair value measurement. The collective efforts of the Accounting Boards reflected in this guidance have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value” and enhanced disclosure requirements for investments that do not have readily determinable fair values. The Accounting Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statement prepared in accordance with GAAP and IFRSs. The amendments to the FASB codification in this guidance are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company adopted this guidance as of January 1, 2012, and the disclosures are included in Note 3.

As permitted by Section 7(a)(2)(B) of the Securities Act, the Company has elected to defer the adoption of new and revised accounting standards applicable to public companies until they are also applicable to private companies. There are currently no such standards being deferred that will, in management’s opinion, have a material impact on the consolidated financial statements.

NOTE 3 – FAIR VALUE MEASUREMENTS

Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active public markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about what market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, a financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the financial instrument.

Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the investment committee of the Company’s investment adviser are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
Senior Secured Term Loans	—	—	$180,488	$180,488

The securities measured at fair value during 2012 are senior secured loans and a senior unsecured note. The portfolio companies underlying the term loans are located in the United States. The weighted average remaining term of the Company’s debt investments was approximately 2.5 years as of December 31, 2012.

The following table presents the changes in investments measures at fair value using Level 3 inputs for the year ended December 31, 2012:

	Senior Secured Term Loans	Senior Unsecured Note (in thousands)	Total Investments
Balance at January 1, 2012	$—	$—	$—
Contributed investments	299,605	8,580	308,185
Originations	18,584	—	18,584
Purchases	56,337	5,141	61,478
Non-cash interest income	5,510	—	5,510
Amortization of discount	6,794	215	7,009
Distributed investments	(89,588)	(13,338)	(102,926)
Proceeds from pay downs	(108,225)	—	(108,225)
Sales	(6,484)	—	(6,484)
Net realized loss	(2,156)	(598)	(2,754)
Net unrealized appreciation	111	—	111

Balance at December 31, 2012	$180,488	$—	$180,488

The significant unobservable inputs used in the fair value measurement of the Company’s term loans are the discount rate, market quotes and arms’-length transaction price. Significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. Significant increase in the market quotes price would result in a significant increase in the fair value measurement.

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	($ in thousands)
Senior Secured Term Loans	$180,488	Discounted Cash Flow	Discount Rate	7.6% - 27.7% (16.0%)
		Consensus Pricing	Market Quotes	100.9% - 102.3% (101.9%)

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. At December 31, 2012, four of Level 3 investments were valued using a discounted cash flow technique and the remaining four were valued by applying a weighted approach across several techniques.

The valuation methods selected for a particular investment are based on the circumstances and on the level of sufficient data available to measure fair value. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the nature of the instrument, whether the instrument is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

The determination of fair value using the selected methodologies takes into consideration a range of factors including, but not limited to, the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public and private exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment, compliance with agreed upon terms and covenants, and assessment of credit ratings of an underlying borrower. These valuation methodologies involve a significant degree of judgment to be exercised.

As it relates to investments which do not have an active public market, there is no single standard for determining the estimated fair value. Valuations of privately held investments are inherently uncertain, and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed.

In some cases, fair value for such investments is best expressed as a range of values derived utilizing different methodologies from which a single estimate may then be determined. Consequently, fair value for each investment may be derived using a combination of valuation methodologies that, in the judgment of the investment professionals, are most relevant to such investment. The selected valuation methodologies for a particular investment are consistently applied on each measurement date. However, a change in a valuation methodology or its application from one measurement date to another is possible if the change results in a measurement that is equally or more representative of fair value in the circumstances.

NOTE 4 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2012, the Company’s asset coverage for borrowed amounts was 262.2%.

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”) and on the same date drew $51,250. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $144,054 as of December 31, 2012, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. At December 31, 2012, the Company had $51,250 outstanding borrowings and $98,750 undrawn under the Credit Facility. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2012, $4,538 was available to be drawn by the Company based on these requirements.

Unsecured Term Loan: On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. The unsecured term loan has a stated maturity date of July 3, 2014. Under the terms of the unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at an annual rate of LIBOR plus 2.75% per year, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

NOTE 5 – RELATED PARTY TRANSACTIONS

Interim Investment Advisory Agreement: Prior to the BDC Conversion, Bayside Capital, LLC, an affiliate of the Bayside Loan Funds, served as the interim investment adviser for the Company through an interim advisory agreement (the “Interim Investment Advisory Agreement”). Under the Interim Investment Advisory Agreement, the interim investment adviser provided investment management services to the Company prior to the completion of its IPO. The Interim Investment Advisory Agreement waives all fees payable by the Company and, as a result, no fees were paid or are due to Bayside Capital, LLC. The Interim Investment Advisory Agreement was terminated effective December 4, 2012, and replaced by the investment advisory agreement described below.

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). Subject to the overall supervision of the Company’s board of directors, the investment adviser manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

•	determines the composition of the investment portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and

•	closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

In addition, WhiteHorse Advisers provides the Company with access to personnel and an investment committee. Under the Investment Advisory Agreement, the Company pays WhiteHorse Advisers a fee for investment management services consisting of a base management fee and an incentive fee.

Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears.

The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro rated. The investment adviser has agreed to exclude cash and cash equivalents from the calculation of the base management fee for the calendar quarter ended December 31, 2012, and for the calendar quarters ending March 31, 2013, June 30, 2013 and September 30, 2013.

Incentive Fee

The incentive fee consists of two components that are independent of each other, except as provided by the incentive fee cap and deferral mechanism discussed below.

The calculations of these two components, referred to collectively as the “Income and Capital Gain Incentive Fee Calculations,” have been structured to include a fee limitation such that no incentive fee will be paid to the investment adviser for any quarter if, after such payment, the cumulative incentive fees paid to the investment adviser for the period that includes the current fiscal quarter and the 11 full preceding fiscal quarters, referred to as the “Incentive Fee Look-back Period,” would exceed 20.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period. Each quarterly incentive fee is subject to the Incentive Fee Cap and a deferral mechanism through which the investment adviser may recap a portion of such deferred incentive fees, which is referred to together as the “Incentive Fee Cap and Deferral Mechanism.”

The Incentive Fee Look-back Period commenced on January 1, 2013. Prior to January 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to the investment adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.

This limitation is accomplished by subjecting each incentive fee payable to a cap, which is referred to as the “Incentive Fee Cap.” The Incentive Fee Cap in any quarter is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the investment adviser during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, the Company will pay no incentive fee to our investment adviser in that quarter. The Company will only pay incentive fees to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. To the extent that the payment of incentive fees is limited by the Incentive Fee Cap and Deferral Mechanism, the payment of such fees may be deferred and paid in subsequent quarters up to three years after their date of deferment, subject to applicable limitations included in the Investment Advisory Agreement.

The “Cumulative Pre-Incentive Fee Net Return” refers to the sum of (a) Pre-Incentive Fee Net Investment Income for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

The first component, which is income-based, is calculated and payable quarterly in arrears, commencing with the quarter beginning January 1, 2013, based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Company’s investment adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);

•

100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser. This portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) is referred to as the “catch-up.” The effect of the catch-up is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the investment adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•

20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind, or PIK, interest or original issue discount) will be paid to the investment adviser, together with interest from the date of deferral to the date of payment, only if and to the extent that the Company actually receives such interest in cash, and any accrual will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter.

There is no accumulation of amounts on the Hurdle Rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly Hurdle Rate and there is no delay of payment if prior quarters are below the quarterly Hurdle Rate. Since the Hurdle Rate is fixed, as interest rates rise, it will be easier for the investment adviser to surpass the Hurdle Rate and receive an incentive fee based on Pre-Incentive Fee Net Investment Income.

Net investment income used to calculate this component of the incentive fee is also included in the amount of consolidated gross assets used to calculate the 2.0% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second component, the capital gains component of the incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on January 1, 2013, and will equal 20% of cumulative aggregate realized capital gains from January 1, 2013 through the end of that calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses.

The Company incurred base management fees of $306 during the period from January 1, 2012 (commencement of operations) to December 31, 2012.

Administration Agreement: Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. WhiteHorse Administration also provides the Company with access to the resources necessary for it to perform its obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission. In addition, WhiteHorse Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief compliance officer, chief operating officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

The Company incurred allocated administrative expenses of $109 during the period from January 1, 2012 (commencement of operations) to December 31, 2012. Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which it received reimbursement from the Company.

Securities Transactions with Related Parties: Prior to the BDC Conversion and the IPO, the Company distributed $267,826 to its members. The distributions were in the form of (i) $163,986 in cash funded by the proceeds from the Credit Facility and the unsecured term loan as well as cash generated in the ordinary course of business and (ii) the distribution of all of the Company’s investments and the associated interest receivable balances in three portfolio companies, which had a fair value of $103,840 as of the distribution dates. The Company recognized realized losses of $2,864 in the consolidated statement of operations related to the sales.

Due From Related Parties: At December 31, 2012, the Company owed interest and principal proceeds of $1 in settlement of transactions related to securities acquired from or contributed by related parties during the period. This amount is included in accounts payable and accrued expenses in the consolidated balance sheet.

Co-investments with Related Parties: At December 31, 2012, certain officers or employees affiliated with or employed by the Bayside Loan Funds and their related entities maintain co-investments in the investments of $2,681.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Commitments: The Company had outstanding commitments to fund investments totaling $1,128 as of December 31, 2012.

Indemnification: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company expects the risk of any future obligation under these indemnifications to be remote.

Legal proceedings: In the normal course of business, the Company, the investment adviser and the administrator may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any such disposition will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights for the year ended December 31, 2012:

Per share data: (1)
Net asset value, beginning of year	N/A
Issuance of common stock	N/A
Offering costs	N/A
Net investment income	N/A
Net realized and unrealized loss on investments	N/A
Net decrease in net assets resulting from operations	N/A
Dividends declared	N/A

Net asset value, end of year	$15.30

Total return based on market value(2)	6.55%
Total return based on net asset value	15.85%
Net assets, end of period	$229,049
Per share market value at December 31, 2012	$14.81
Shares outstanding end of year	14,965,624
Ratios/Supplemental Data:
Expenses without incentive fees	1.04%
Incentive fees	0.00%

Total expenses	1.04%

Net investment income	16.91%
Portfolio turnover ratio	86.01%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

Prior to December 4, 2012, the Company did not have common stock outstanding, and, therefore, per share information for periods that include financial results prior to December 4, 2012 are not meaningful.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions. For the year ended December 31, 2012, the Company incurred $406 of organization costs, which were deemed to be non-recurring.

NOTE 8 – INCOME TAXES

As of December 31, 2012, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

Net increase in net assets resulting from operations	$2,162
Change in net unrealized depreciation on investments	525
Other book-to-tax differences	(392)

Taxable income before deductions for distributions	$2,295

For the period from December 4, 2012 to December 31, 2012, the Company had taxable income that exceeded distributions made from such income of approximately $679. The Company elected to carry forward the excess for distribution to stockholders in 2012 for U.S. federal income tax purposes. The Company accrued $22 for excise tax on undistributed taxable income.

The tax character of distributions for the year ended December 31, 2012 was as follows:

Ordinary income	$1,616	100.0%
Long-term capital gains	—	—
Return of capital	—	—

Total distributions	$1,616	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences due to nondeductible excise tax resulted in a net increase in undistributed net investment income and a net decrease in additional paid-in-cash capital. This reclassification had no net effect on net assets.

As of December 31, 2012, the tax basis components of distributable earnings were as follows:

Undistributed ordinary income	$679
Post October short-term capital loss deferred	(71)
Net unrealized depreciation on investments	(20)
Other temporary differences	(20)

Total distributable earnings	$568

The tax cost of investments was $180,507 and the net unrealized depreciation on investments on a tax basis was $20 as of December 31, 2012.

Tax information for the period from December 4, 2012 to December 31, 2012 is an estimate and will not be finally determined until the Company files its 2012 tax return in September 2013.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the period presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

NOTE 9 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information. This information is derived from the Company’s unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods. The results for any quarter are not necessarily indicative of results for future periods.

	2012
	Q4	Q3	Q2	Q1

Total investment income	$15,932	$10,212	$9,500	$9,149

Net investment income	13,727	10,147	9,356	8,971

Net realized and unrealized (loss) gain on investments	(5,753)	1,019	1,891	200

Net increase in net assets resulting from operations	7,975	11,166	11,246	9,171

Prior to December 4, 2012, the Company did not have common stock outstanding, and, therefore, per share information for periods that include financial results prior to December 4, 2012 are not meaningful.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	48	Chairman of the Board of Directors	2012	2015
Jay Carvell	46	Director, Chief Executive Officer	2012	2014

Independent Directors
Rick D. Puckett	59	Director, Chairman of the Audit Committee	2012	2015
Thomas C. Davis	64	Director, Chairman of the Nominating and Corporate Governance Committees	2012	2014
Alexander W. Pease	41	Director	2012	2013

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc: Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $5 billion of capital across multiple investment funds. He has more than 24 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

Mr. Bolduc was selected to serve as Chairman of our board of directors due, in part, to his familiarity with our portfolio companies, his broad experience with the day-to-day management and operation of other investment funds and his significant background investing in debt and working in the financial services industry.

Jay Carvell: Mr. Carvell is our Chief Executive Officer and has served as a director since 2012. Mr. Carvell also serves as a Managing Director at an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations, or CLOs. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 15 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across small, mid-cap and broadly syndicated credits. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a director on our board of directors due to his experience investing in credit and managing WhiteHorse Capital Partners. Mr. Carvell’s experience building WhiteHorse Capital Partners brings expertise on developing a successful credit investment firm to the board of directors.

Independent Directors

Thomas C. Davis: Mr. Davis has served as a director since 2012. He currently serves on the board of directors of Dean Foods Company, Westwood Holdings Group, Inc., Affirmative Insurance Holdings, Inc. and BioHorizons, Inc. Mr. Davis is actively involved in investing in and financing small-cap companies through a wholly owned financial advisory firm called The Concorde Group, Inc., of which he serves as Chief Executive Officer. Mr. Davis previously served as the Managing Partner and head of Donaldson, Lufkin & Jenrette Inc.’s investment banking and corporate finance activities in the southwestern United States from March 1984 to February 2001, when Credit Suisse First Boston acquired Donaldson, Lufkin & Jenrette. At Donaldson, Lufkin & Jenrette, Mr. Davis was responsible for the mergers and acquisitions activity and the equity and leveraged finance activity that Donaldson, Lufkin & Jenrette undertook in the southwestern United States. In this capacity, Mr. Davis worked with several large private equity firms as clients, in addition to a variety of public and private companies in the following industries: broadcast and telecommunications, energy, food service and health care. Mr. Davis received a B.S. in Aerospace Engineering from Georgia Tech and an M.B.A. from Harvard Business School and was an officer in the United States Navy.

Mr. Davis’ experience as Managing Partner at a large investment banking firm overseeing corporate finance activities and as a board member of several companies are among the attributes that led to the conclusion that Mr. Davis should serve on our board of directors.

Alexander W. Pease: Mr. Pease has served as a director since 2012. He is currently Senior Vice President and Chief Financial Officer of EnPro Industries, Inc. and has held these positions since May 2011. EnPro Industries, Inc. is a diversified, specialty manufacturing company with operations in nine countries worldwide. In addition to his finance responsibilities, Mr. Pease also has responsibility for mergers and acquisitions, strategy, supply chain management, information technology and continuous improvement. Prior to joining EnPro Industries, Inc. in February 2011, Mr. Pease was a principal with McKinsey & Company Inc., where he was a leader in the Global Energy and Materials and Operations practices. Prior to joining McKinsey & Company Inc., Mr. Pease spent six years in the United States Navy as a SEAL Team leader with a wide range of international operating experience. Mr. Pease is a graduate of the U.S. Naval Academy with a B.S. degree in English and Spanish and earned his M.B.A. from the Tuck School of Business at Dartmouth College.

Mr. Pease’s experience as Senior Vice President and Chief Financial Officer at a public company and as a principal at a leading management consulting firm are among the attributes that led to the conclusion that Mr. Pease should serve on our board of directors.

Rick D. Puckett: Mr. Puckett has served as a director since 2012. He has served as Executive Vice President, Chief Financial Officer and Treasurer of Snyder’s-Lance, Inc. since December 2010 and served as Executive Vice President, Chief Financial Officer and Treasurer of Lance, Inc. from 2006 to December 2010. Prior to joining Lance, Inc., Mr. Puckett served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of United Natural Foods, Inc., a wholesale distributor of natural and organic products, from 2005 to January 2006 and as Senior Vice President, Chief Financial Officer and Treasurer of United Natural Foods, Inc. from 2003 to 2005. Mr. Puckett earned both his B.S. in Accounting and his M.B.A. from the University of Kentucky and is a Certified Public Accountant.

Mr. Puckett’s experience as Executive Vice President and Chief Financial Officer at a public company and his training as a Certified Public Accountant are among the attributes that led to the conclusion that Mr. Puckett should serve on our board of directors.

Executive Officers Who are Not Directors

Set forth below is certain information regarding our executive officers who are not directors.

Name	Age	Position
Alastair G. C. Merrick	60	Chief Financial Officer, Treasurer
Ethan Underwood	38	Chief Operating Officer

The address for each executive officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Alastair G. C. Merrick: Mr. Merrick is our Chief Financial Officer and Treasurer. Before joining H.I.G. Capital in June 2012, Mr. Merrick served as Chief Financial Officer and Chief Administrative Officer for Churchill Financial Group Inc., a leading middle-market finance and asset management company. Prior to joining Churchill Financial Group in 2006, Mr. Merrick was Chief Financial Officer for E*TRADE Bank. Prior to joining E*TRADE Bank, Mr. Merrick spent 16 years at IBJ Whitehall Financial Group, eventually serving as Executive Vice President, Chief Financial Officer and Director of Operations. Mr. Merrick began his career at PricewaterhouseCoopers LLP. Mr. Merrick earned his B.A. in Economics from The University of Leeds in the United Kingdom and is a Certified Public Accountant.

Ethan Underwood: Mr. Underwood is our Chief Operating Officer. Mr. Underwood is also a Managing Director of an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of the investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Prior to joining H.I.G. Capital, Mr. Underwood was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of CLOs. At WhiteHorse Capital Partners, Mr. Underwood co-managed portfolios of par and distressed middle-market and broadly syndicated loans across numerous industries and sectors through several market cycles. Before founding WhiteHorse Capital Partners in 2003, Mr. Underwood served as portfolio manager for Highland Capital Management, L.P., and he began his career at PricewaterhouseCoopers LLP. Mr. Underwood earned a B.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Officer Who is Not a Director

Name	Age	Position
Edward Cook	47	Chief Compliance Officer

The address for the officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Edward Cook: Mr. Cook has been our Chief Compliance Officer since 2012. He also currently serves as a Director of Alaric Compliance Services, LLC, a position he has held since November 2007. Mr. Cook also serves as the Chief Compliance Officer of Broadmark Asset Management, LLC, a registered investment adviser, and Solar Capital Partners, LLC, a registered investment adviser that advises business development companies, positions he has held since March 2011 and November 2008, respectively. He has also developed the compliance programs for funds of funds and has worked in other supporting capacities for mutual funds. From April 2004 to October 2007, Mr. Cook served as Counsel to the head of U.S. Immigration and Customs Enforcement at the Department of Homeland Security, where he contributed to the development of national anti-money laundering strategy. He began his career as an attorney practicing over 20 years ago, initially with Cahill Gordon & Reindel LLP. His securities practice also included the Drexel Burnham Lambert Inc. reorganization as well as other matters for financial industry clients. Mr. Cook also worked for several years as a commercial litigator at the law firm of Wilson, Elser, Moskowitz, Edelman and Dicker LLP and has acted as counsel to a number of small corporations. In his nearly five years on active duty with the U.S. Navy Judge Advocate General’s Corps, Mr. Cook served as a trial attorney and later as legal advisor to several admirals. He presently holds the rank of Commander in the Navy Reserve. Additionally, Mr. Cook’s public sector experience includes his role as a municipal judge elected for two terms. Mr. Cook received his J.D. from the University of Virginia School of Law, where he was an editor of the Journal of Law and Politics, and his A.B. from the College of William & Mary. He is admitted to practice law in New York and before the Second and Fourth Circuits of the U.S. Court of Appeals, the Southern and Eastern Districts of New York, and the U.S. Tax Court.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and other executive officers, we believe that, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

As required by the 1940 Act, we and WhiteHorse Advisers have each adopted and maintain a code of ethics that establishes procedures that apply to our directors, executive officers, officers, their respective staffs and the employees of WhiteHorse Advisers with respect to their personal investments and investment transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is attached as Exhibit 14.1 to this annual report on Form 10-K, and you may access our code of ethics via the Internet at the website of the SEC at http://www.sec.gov or our website at www.whitehorsefinance.com. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any material amendments to or waivers of required provisions of the code of ethics on a current report on Form 8-K.

Corporate Governance

Our board of directors has established an audit committee and a nominating and corporate governance committee. For the fiscal year ended December 31, 2012, our board of directors held three board of directors meetings, two audit committee meetings and one nominating and corporate governance committee meeting. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. The Company requires each director to make a diligent effort to attend all board of directors and committee meetings and encourages directors to attend the annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

The members of the audit committee are Messrs. Davis, Pease and Puckett, each of whom is independent for purposes of the 1940 Act and the NASDAQ Global Select Market corporate governance regulations. Mr. Puckett serves as chairman of the audit committee. The audit committee is responsible for appointing and retaining our independent accountants, approving the terms of compensation of such independent accountants, pre-approving the engagement of the independent accountants to render audit and/or permissible non-audit services, reviewing with our independent accountants the plans and results of the audit engagement, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available. The board of directors and audit committee use the services of one or more independent valuation firms to help them determine the fair value of these securities. Our board of directors has determined that Mr. Puckett is an “audit committee financial expert,” as defined in Regulation S-K under the Securities Act. In addition, each member of our audit committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The audit committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Davis, Pease and Puckett, each of whom is independent for purposes of the 1940 Act and the corporate governance regulations of the NASDAQ Global Select Market. Mr. Davis serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee of the board of directors, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management.

The nominating and corporate governance committee considers nominees to the board of directors recommended by a stockholder, if such stockholder complies with the advance notice provisions of our bylaws. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our corporate secretary. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must deliver to our corporate secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the board of directors, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines. The nominating and corporate governance Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Item 11. Executive Compensation

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us. The board of directors, as a whole, participates in the consideration of director compensation, and decisions on director compensation are based on a review of data of comparable business development companies.

Compensation of Chief Executive Officer and Other Executive Officers

None of our officers receives direct compensation from us. An allocable portion of the compensation of our chief financial officer, chief operating officer and our chief compliance officer is paid by WhiteHorse Administration, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the administrators.

Compensation of Directors

Our independent directors each receive an annual fee of $50,000. They also receive $3,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each quarterly board of directors meeting and receive $1,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000, and the chairman of the nominating and corporate governance committee receives an annual fee of $5,000 for their additional services in these capacities. No compensation is paid to directors who are “interested persons.” In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2012. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from WhiteHorse Finance(1)	Pension or Retirement Benefits Accrued as Part of Our Expenses(2)	Total Compensation from WhiteHorse Finance(1)
Independent Directors
Rick D. Puckett	$23,637	—	$23,637
Thomas C. Davis	$22,209	—	$22,209
Alexander W. Pease	$20,781	—	$20,781

(1)	The amounts listed are for the period from September 18, 2012 (the date our board of directors was created) through fiscal year ended December 31, 2012. For a discussion of the independent directors’ compensation, see above.
(2)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2012, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage

H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	4,312,282	28.8%

H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	3,514,002	23.5%

John Bolduc(2)	Beneficial	70,167	*

Jay Carvell(2)	Beneficial	6,667	*

Anthony Tamer(3)(4)	Beneficial	7,963,118	53.2%

Sami Mnaymneh(3)(5)	Beneficial	7,959,618	53.2%

Thomas C. Davis(2)	Beneficial	0	*

Alexander W. Pease(2)	Beneficial	0	*

Rick D. Puckett(2)	Beneficial	15,000	*

Edward Cook(2)	N/A	0	*

Alastair G. C. Merrick(2)	Beneficial	0	*

Ethan Underwood(2)	Beneficial	6,667	*

All officers and directors as a group (8 persons)	Beneficial	98,501	*

*	Represents less than 1.0%.

(1)	The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 7,826,284 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 7,826,284 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein.
(4)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 133,334 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(5)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 133,334 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

NASDAQ corporate governance rules require listed companies to have a board of directors with at least a majority of independent directors. Under NASDAQ corporate governance rules, in order for a director to be deemed independent, our board of directors must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his responsibilities. On an annual basis, each member of our board of directors is required to complete an independence questionnaire designed to provide information to assist the board of directors in determining whether the director is independent under NASDAQ corporate governance rules, the 1940 Act and our corporate governance guidelines. Our board of directors has determined that each of our directors, other than Messrs. Carvell and Bolduc, is independent under the listing standards of the NASDAQ Global Select Market and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the chairman of the board of directors, the chairman of the nominating and corporate governance committee and our corporate secretary of any change in circumstance that may cause his status as an independent director to change. The board of directors limits membership on the audit committee and the nominating and corporate governance committee to independent directors.

Transactions With Related Persons

See “Item 1—Business—Management Agreements” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Party Transactions” for a description of our transactions with related persons.

Item 14. Principal Accountant Fees and Services

Crowe Horwath LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2012 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements at and during the fiscal year ending December 31, 2013. The audit committee selected Crowe Horwath LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe Horwath LLP in WhiteHorse Finance.

The following table sets forth Crowe Horwath LLP’s fees pertaining to the fiscal year ended December 31, 2012 (dollars in thousands):

Fiscal Year Ended December 31, 2012
Audit Fees	$495
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total Fees	$495

The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Crowe Horwath LLP. The policy requires that the audit committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements—Refer to Item 8 starting on page 61.

(2)	Financial Statements Schedules—None.

(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

10.1*	Investment Advisory Agreement between Registrant and WhiteHorse Advisers

10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.3*	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC

10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

10.6	Form of Revolving Credit and Security Agreement (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.7	Form of Loan Sale and Contribution Agreement (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.8	Form of Collateral Management Agreement (Incorporated by reference to Exhibit (k)(7) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.9	Form of Risk Retention Letter (Incorporated by reference to Exhibit (k)(8) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 24, 2010)

10.10	Form of Term Loan Agreement (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.11	Form of Term Loan Note in favor of Citibank, N.A. (Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.12	Form of Term Loan Note in favor of Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit (k)(11) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

21.1*	List of Subsidiaries

24.1*	Power of attorney (included on the signature page hereto)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

99.1*	Privacy Policy of the Registrant

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Jay Carvell
Name:	Jay Carvell
Title:	Chief Executive Officer

Date: March 5, 2013

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay Carvell and Alastair G. C. Merrick as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Jay Carvell Jay Carvell	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2013

/s/ Alastair G. C. Merrick Alastair G. C. Merrick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2013

/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 5, 2013

/s/ Rick D. Puckett Rick D. Puckett	Director	March 5, 2013

/s/ Thomas C. Davis Thomas C. Davis	Director	March 5, 2013

/s/ Alexander W. Pease Alexander W. Pease	Director	March 5, 2013