Form 10-Q
period 2013-03-31
WhiteHorse Finance, Inc.
filed 2013-05-15
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

As of May 14, 2013 the Registrant had 14,965,624 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item I. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investments, at fair value (cost $233,547 and $180,377, respectively)	$233,157	$180,488
Cash and cash equivalents	136,642	156,123
Restricted cash and cash equivalents	1,100	31,646
Interest receivable	4,107	1,474
Deferred financing costs	3,066	3,184
Due from related party	70	-
Prepaid expenses and other receivables	253	367
Total assets	$378,395	$373,282

Liabilities
Credit facility	$51,250	$51,250
Unsecured term loan	90,000	90,000
Distributions payable	5,313	1,616
Management fees payable	2,030	306
Payable for investments purchased	1,930	-
Accounts payable and accrued expenses	628	1,061
Total liabilities	$151,151	$144,233

Net assets

Common stock, par value $0.001 per share, 14,965,624 shares issued and outstanding, 100,000,000 authorized	$15	$15
Paid-in capital in excess of par	228,466	228,466
Capital distributions in excess of net income	(140)	-
Undistributed net investment income	-	1,164
Net realized loss on investments	(71)	(71)
Net unrealized depreciation on investments	(1,026)	(525)
Total net assets	$227,244	$229,049

Total liabilities and total net assets	$378,395	$373,282

Number of shares outstanding	14,965,624	14,965,624
Net asset value per share	$15.18	$15.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Investment income
Interest income	$8,382	$9,149
Total investment income	8,382	9,149

Expenses
Interest expense	$1,362	$-
Organization costs	-	96
Base management fees	1,077	-
Performance-based incentive fees	952	-
Administrative service fees	389	-
General and administrative expenses	593	243
Total expenses	$4,373	$339
Net investment income	$4,009	$8,810

Realized and unrealized (loss) gain on investments
Net realized loss on investments	$-	$-
Net change in unrealized (depreciation) appreciation on investments	(501)	200
Net realized and unrealized (loss) gain on investments	$(501)	$200
Net increase in net assets resulting from operations	$3,508	$9,010
Per Common Share Data
Basic and diluted earnings per common share (1)	$0.23	N/A
Dividends and distributions declared per common share (1)	$0.36	N/A
Basic and diluted weighted average common shares outstanding (1)	14,965,624	N/A

(1) For the three months ended March 31, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Members’	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized Depreciation on	Total Net
	Equity	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2012	$—	—	$—	$—	$—	$—	$—	$—

Contributions of members' equity	245,336	—	—	—	—	—	—	—

Distributions of members' equity	(5,586)	—	—	—	—	—	—	—

Net increase in net assets resulting from operations	9,010	—	—	—	—	—	—	—

Balance at March 31, 2012	$248,760	—	$—	$—	$—	$—	$—	$—

Balance at January 1, 2013	$—	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

Net increase in net assets resulting from operations	—	—	—	—	4,009	—	(501)	3,508

Distributions declared	—	—	—	—	(5,313)	—	—	(5,313)

Balance at March 31, 2013	$—	14,965,624	$15	$228,466	$(140)	$(71)	$(1,026)	$227,244

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,508	$9,010
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Paid in kind income	(123)	(1,348)
Net unrealized (appreciation) depreciation on investments	501	(200)
Amortization of discount	(263)	(667)
Amortization of deferred financing costs	119	-
Origination of investments	(33,402)	-
Purchase of investments	(19,549)	-
Proceeds from principal payments and sales of portfolio investments	167	5,900
Net changes in operating assets and liabilities:
Interest receivable	(2,633)	(1,633)
Due from related party	(70)	(1,528)
Prepaid expenses and other receivables	113	-
Payable for securities purchased	1,930	-
Management fees payable	1,724	-
Accounts payable and accrued expenses	(433)	274
Restricted cash and cash equivalents	30,546	-
Net cash (used in) provided by operating activities	$(17,865)	$9,808

Cash flows from financing activities
Proceeds from members’ equity contributions	$-	$65
Payment of members’ equity distributions	-	(5,586)
Distributions paid to common stockholders	(1,616)	-
Net cash used in financing activities	$(1,616)	$(5,521)

Net change in cash and cash equivalents	$(19,481)	$4,287
Cash and cash equivalents at beginning of period	156,123	-
Cash and cash equivalents at end of period	$136,642	$4,287

Supplemental disclosure of cash flow information:
Contribution of investments	$-	$257,089
Interest paid	$1,253	$-

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2013

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Building Products
TCO Funding Corp.
Senior Secured Term Loan	L+7.50%	9.50%	4/27/14	$17,626	$17,359	$17,767	7.82%
	(2.00% Floor)

Pharmaceuticals
Acella Pharmaceuticals, LLC
Senior Secured Term Loan	L+15.00%	16.00%	12/30/15	60,886	60,886	60,886	26.79
	(1.00% Floor)

Homebuilding
Orleans Homebuilders, Inc.
Senior Secured Term Loan	L+10.50%	12.50%	2/14/16	16,472	16,556	16,636	7.32
	(2.00% Floor)

Integrated Telecommunication Services
Securus Technologies, Inc.
Senior Secured Second Lien Term Loan	L+9.00%	10.75%	5/31/18	1,000	1,020	1,020	0.45
	(1.75% Floor)

Diversified Support Services
Smile Brands Group Inc.
Senior Secured Term Loan	L+5.25%	7.00%	12/31/17	1,995	1,930	1,931	0.85
	(1.75% Floor)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
Senior Secured Term Loan	N/A(4)	25.00%	6/30/13	36,434	36,414	36,361	16.00

Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
Senior Secured Term Loan	L+10.50%	13.50%	3/15/18	15,020	14,730	14,720	6.48
	(1.50% Floor)	(1.50% PIK)
Senior Secured Revolving Loan	L+10.50%	13.50%	3/15/18	2,003	1,964	1,963	0.86
	(1.50% Floor)	(1.50% PIK)
				17,023	16,694	16,683	7.34

Health Care Facilities
Genoa Healthcare, LLC
Senior Secured Term Loan	L+9.50%	14.00%	2/10/15	27,161	27,161	27,269	12.00
	(3.00% Floor)	(1.50% PIK)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Grupo HIMA San Pablo, Inc.
Senior Secured First Lien Term Loan	L+7.00%	8.50%	1/31/18	$15,000	$14,706	$14,700	6.47%
	(1.50% Floor)
Senior Secured Second Lien Term Loan	N/A (4)	13.75%	7/31/18	1,000	951	950	0.42

				43,161	42,818	42,919	18.89

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Senior Secured First Lien Term Loan	L+6.00%	7.50%	12/31/16	1,357	1,278	1,356	0.60
	(1.50% Floor)
Senior Secured Second Lien Term Loan	L+9.50%	11.00%	12/31/16	7,929	7,900	7,849	3.45
	(1.50% Floor)
				9,286	9,178	9,205	4.05

Electronic Equipment & Instruments
AGS, LLC
Senior Secured Term Loan	L+10.00%	11.50%	8/15/16	17,309	16,696	15,665	6.89
	(1.50% Floor)

Initial Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,088	1,022	0.45
	(1.50% Floor)

Secondary Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,085	1,022	0.45
	(1.50% Floor)
				19,567	18,869	17,709	7.79

Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
Senior Secured Term Loan	N/A(4)	13.00%	3/3/15	11,769	11,823	12,040	5.30
Total Investments(5)				$235,219	$233,547	$233,157	102.60%

(1)	The investments bear interest at a rate that may be determined by reference to LIBOR “L” which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2012

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Building Products
TCO Funding Corp.
Senior Secured Term Loan	L+7.50%	9.50%	4/27/14	$17,671	$17,352	$17,671	7.71%
	(2.00% Floor)

Pharmaceuticals
Acella Pharmaceuticals, LLC
Senior Secured Term Loan	L+10.00%	14.00%	12/30/15	60,886	60,886	60,886	26.58
	(1.00% Floor)	(3.00% PIK)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
Senior Secured Term Loan	N/A(4)	25.00%	6/30/13	36,434	36,242	36,434	15.91

Health Care Facilities
Genoa Healthcare, LLC
Senior Secured Term Loan	L+9.50%	14.00%	2/10/15	27,060	27,060	27,060	11.81
	(3.00% Floor)	(1.50% PIK)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Senior Secured Term Loan A	L+6.00%	7.50%	12/31/16	1,437	1,363	1,447	0.63
	(1.50% Floor)
Senior Secured Term Loan B	L+9.50%	11.00%	12/31/16	7,929	7,898	7,802	3.41
	(1.50% Floor)
				9,366	9,261	9,249	4.04

Electronic Equipment & Instruments
AGS, LLC
Senior Secured Term Loan	L+10.00%	11.50%	8/15/16	17,309	16,662	16,098	7.03
	(1.50% Floor)

Initial Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,087	1,050	0.46
	(1.50% Floor)

Secondary Delayed Draw	L+10.00%	N/A(5)	8/15/16	—	—	—	—
	(1.50% Floor)
				18,438	17,749	17,148	7.49

Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
Senior Secured Term Loan	N/A(4)	13.00%	3/3/15	11,769	11,827	12,040	5.26
Total Investments(6)				$181,624	$180,377	$180,488	78.80%

(1)	The investments bear interest at a rate that may be determined by reference to LIBOR “L” which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	The entire commitment was unfunded at December 31, 2012. The Company earns a commitment fee of 5.00% on the unfunded amount.
(6)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

(in thousands, except share and per share data)

NOTE 1 – ORGANIZATION

WhiteHorse Finance, Inc. (“WhiteHorse Finance” and, together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, WhiteHorse Finance intends to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

On December 4, 2012, WhiteHorse Finance priced its IPO, selling 6,666,667 shares at a public offering price of $15.00 per share. Concurrent with the IPO, the Company’s directors, officers, the managers of its investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), at $15.00 per share.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2013.

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

Interest Income: Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. The Company may also receive closing, commitment, prepayment, amendment and other fees from portfolio companies in the ordinary course of business. Closing fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of interest income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable. Any such fees are included in interest income on the statement of operations. The Company may invest in loans that contain a payment-in-kind (“PIK”) interest rate provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates.

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

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that is not principal in nature is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Credit Facility (as defined below).

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

Subsequent to the BDC Conversion, the Company intends to elect to be treated as a RIC under Subchapter M of the Code. In order to qualify as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company is generally required to pay a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year, (2) 98.2% of capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company had no amounts accrued for interest or penalties on March 31, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly distribution payments are determined by the board of directors and are paid from taxable earnings estimated by management and may include a return of capital and/or capital gains. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company maintains an “opt out” dividend reinvestment plan for common stockholders. As a result, if the Company declares a dividend or other distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Earnings per Share: The Company calculates earnings per share as earnings available to stockholders divided by the weighted average number of shares outstanding during the period. Prior to December 4, 2012, the Company did not have common stock outstanding and therefore earnings per share and weighted average shares outstanding information for periods that include financial results prior to December 4, 2012 are not meaningful.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
Senior Secured Loans	—	—	$233,157	$233,157

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
Senior Secured Loans	—	—	$180,488	$180,488

The portfolio companies underlying the investments are located in the United States. The weighted average remaining term of the Company’s debt investments was approximately 2.5 years as of March 31, 2013 and December 31, 2012.

The following table presents the changes in investments measures at fair value using Level 3 inputs for the three months ended March 31, 2013:

	Senior Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2013	$180,488	$—	$180,488
Originations	33,402	—	33,402
Purchases	19,549	—	19,549
Non-cash interest income	123	—	123
Amortization of discount	263	—	263
Proceeds from pay downs	(167)	—	(167)
Net unrealized appreciation (depreciation)	(501)	—	(501)
Balance at March 31, 2013	$233,157	$—	$233,157

The following table presents the changes in investments measures at fair value using Level 3 inputs for the three months ended March 31, 2012:

	Senior Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2012	$—	$—	$—
Contributed investments	236,691	8,580	245,271
Non-cash interest income	1,348	—	1,348
Amortization of discount	604	63	667
Proceeds from pay downs	(5,900)	—	(5,900)
Net unrealized appreciation (depreciation)	656	(456)	200
Balance at March 31, 2012	$233,399	$8,187	$241,586

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and arms’ length transaction price. Significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. Significant increase in the market quotes price would result in a significant increase in the fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Senior Secured Loans	$233,157	Discounted Cash Flow	Discount Rate	7.3% - 29.2% (15.4)%
		Consensus Pricing	Market Quotes	98.8% - 102.3% (100.7)%

Investment Type	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

Senior Secured Loans	$180,488	Discounted Cash Flow	Discount Rate	7.6% - 27.7% (16.0)%
		Consensus Pricing	Market Quotes	100.9% - 102.3% (101.9)%

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. At March 31, 2013 and December 31, 2012, eleven and four Level 3 investments, respectively, were valued using a discounted cash flow technique and the remaining four and four, respectively, were valued by applying a weighted approach across several techniques.

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

NOTE 4 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2013, the Company’s asset coverage for borrowed amounts was 260.9%.

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”) and on the same date drew $51,250. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $196,743 and $144,054, respectively, as of March 31, 2013 and December 31, 2012, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. At March 31, 2013 and December 31, 2012, the Company had $51,250 outstanding borrowings and $98,750 undrawn under the Credit Facility. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2013 and December 31, 2012, $13,661 and $4,538, respectively, was available to be drawn by the Company based on these requirements.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Interim Investment Advisory Agreement: Prior to the BDC Conversion, Bayside Capital, LLC, an affiliate of the Bayside Loan Funds, served as the interim investment adviser for the Company through an interim advisory agreement (the “Interim Investment Advisory Agreement”). Under the Interim Investment Advisory Agreement, the interim investment adviser provided investment management services to the Company prior to the completion of its IPO. The Interim Investment Advisory Agreement waived all fees payable by the Company and, as a result, no fees were paid or are due to Bayside Capital, LLC. The Interim Investment Advisory Agreement was terminated effective December 4, 2012, and replaced by the investment advisory agreement described below.

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

In addition, WhiteHorse Advisers provides the Company with access to personnel and an investment committee. Under the Investment Advisory Agreement, the Company pays WhiteHorse Advisers a fee for investment management services consisting of a base management fee and an incentive fee. The Investment Advisory Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Base Management Fee

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

Performance-based Incentive Fee

The performance-based incentive fee consists of two components that are independent of each other, except as provided by the incentive fee cap and deferral mechanism discussed below.

The calculations of these two components have been structured to include a fee limitation such that no incentive fee will be paid to the investment adviser for any quarter if, after such payment, the cumulative incentive fees paid to the investment adviser for the period that includes the current fiscal quarter and the 11 full preceding fiscal quarters, referred to as the “Incentive Fee Look-back Period,” would exceed 20.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period. Each quarterly incentive fee is subject to the Incentive Fee Cap (as defined below) and a deferral mechanism through which the investment adviser may recap a portion of such deferred incentive fees, which is referred to together as the “Incentive Fee Cap and Deferral Mechanism.”

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

The first component, which is income-based, is calculated and payable quarterly in arrears, commenced with the quarter beginning January 1, 2013, based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement, any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) will be paid to the investment adviser, together with interest from the date of deferral to the date of payment, only if and to the extent that the Company actually receives such interest in cash, and any accrual will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter.

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

The second component, the capital gains component of the incentive fee, which is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commenced on January 1, 2013, and will equal 20% of cumulative aggregate realized capital gains from January 1, 2013 through the end of the calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of the year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for the year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

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

The Company incurred base management fees of $1,077 and performance-based incentive fees of $952 during the three months ended March 31, 2013. No management fees were incurred during the three months ended March 31, 2012 under the Interim Investment Advisory Agreement.

Administration Agreement: Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. WhiteHorse Administration also provides the Company with access to the resources necessary for it to perform its obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission (the “SEC”). In addition, WhiteHorse Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief compliance officer, chief operating officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which it received reimbursement from the Company.

The Company incurred allocated administrative expenses of $389 during the three months ended March 31, 2013. No administrative expenses were incurred during the three months ended March 31, 2012.

Due From Related Parties: At March 31, 2013, the Company was due $70 from related parties in connection with the reimbursement of operating expenses paid by the Company. At December 31, 2012, the Company owed interest and principal proceeds of $1 to related parties, and included this amount in accounts payable and accrued expenses in the consolidated statements of assets and liabilities.

Co-investments with Related Parties: At March 31, 2013 and December 31, 2012, certain officers or employees affiliated with or employed by the Bayside Loan Funds and their related entities maintained co-investments in the Company’s investments of $2,750 and $2,681, respectively.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Commitments: The Company had no outstanding commitments to fund investments as of March 31, 2013. The Company had outstanding commitments to fund investments totaling $1,128 as of December 31, 2012.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2013	2012
Per share data: (1)
Net asset value, beginning of period	$15.30	N/A
Issuance of common stock	—	N/A
Offering costs	—	N/A
Net investment income	0.27	N/A
Net realized and unrealized loss on investments	(0.03)	N/A
Net increase in net assets resulting from operations	0.24	N/A
Distributions declared	(0.36)	N/A
Net asset value, end of period	$15.18	N/A
Total return based on market value(2)	27.93%	N/A
Total return based on net asset value	6.18%	16.03%
Net assets, end of period	$227,244	$229,049
Per share market value at end of period	$15.83	N/A
Shares outstanding end of period	14,965,624	N/A
Ratios/Supplemental Data:
Expenses without incentive fees	6.03%	0.60%
Incentive fees	1.67%	N/A
Total expenses	7.70%	0.60%
Net investment income	7.06%	15.67%
Portfolio turnover ratio	0.08%	4.89%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

For the three months ended March 31, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions. For the three months ended March 31, 2012, the Company incurred $96 of organization costs, which were deemed to be non-recurring.

NOTE 8 – EARNINGS PER SHARE

The following information sets forth the computation of the net increase in net assets per share resulting form operations for the three months ended March 31, 2013:

Earnings available to stockholders	$3,508
Weighted average shares outstanding	14,965,624
Earnings per share	$0.23

For the three months ended March 31, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

NOTE 9 – SUBSEQUENT EVENTS

On April 8, 2013, the Company filed a Form N-2 with the SEC for a potential offering of senior notes, the net proceeds of which would be used to reduce outstanding obligations under the Company’s unsecured term loan, as well as for other general corporate or strategic purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, "we", "us", "our" and "WhiteHorse Finance" refer to WhiteHorse Finance, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

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

We use words such as “may,” “might,” “will,” “intends,” “should,” “could,” “can,” “would,” “expects,” “believes,” “estimates,” “anticipates,” “predicts,” “potential,” “plan” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Item 1A—Risk Factors” in our annual report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act of 1933, as amended, and Sections 21E(b)(2)(B) and (D) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in connection with this quarterly report on Form 10-Q or any periodic reports we file under the Exchange Act.

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended.

We were formed on December 28, 2011 and commenced operations on January 1, 2012. We were originally capitalized with approximately $176.3 million of contributed assets from H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each of which is an affiliate of H.I.G. Capital, L.L.C., or H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 4, 2012, we converted from a Delaware limited liability company into a Delaware corporation and elected to be treated as a business development company under the 1940 Act. In this quarterly report on Form 10-Q, we refer to this conversion as the “BDC Conversion” and, where applicable, “shares” refer to our units prior to the BDC Conversion and to shares of common stock in our corporation after the BDC Conversion. As part of the BDC Conversion, all outstanding units in WhiteHorse Finance, LLC were converted to 7,826,284 shares of common stock of WhiteHorse Finance, Inc.

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 million shares at a public offering price of $15.00 per share. Concurrent with the IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement, or the Concurrent Private Placement, at $15.00 per share. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF”.

We are a direct lender targeting debt investments in privately held, small-cap companies located in North America. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, plus a spread and have a term of three to six years. While we intend to focus principally on originating senior secured loans to small-cap companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the small-cap market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

Our investment activities are managed by H.I.G. WhiteHorse Advisers, LLC, or WhiteHorse Advisers, and supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under an investment advisory agreement with WhiteHorse Advisers, or the Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or the Administration Agreement, with H.I.G. WhiteHorse Administration, LLC, or WhiteHorse Administration. Under the Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

As of March 31, 2013, our investment portfolio consisted of senior secured loans across 14 positions with an aggregate fair value of approximately $233.2 million and a principal balance outstanding of approximately $235.2 million. As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Expenses

Our primary operating expenses include (1) investment advisory fees to WhiteHorse Advisers; (2) our allocable portion of overhead expenses under the Administration Agreement; (3) the interest expense on our outstanding debt; and (4) other operating costs as detailed below. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments.

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

Recent Developments

On April 8, 2013, we filed a Form N-2 with the SEC for a potential offering of senior notes, the net proceeds of which would be used to reduce outstanding obligations under our Unsecured Term Loan (as defined below) and effectively extend the maturity of our capital structure, as well as for other general corporate or strategic purposes.

Consolidated Results of Operations

The consolidated results of operations for the three months ended March 31, 2013 are not directly comparable to the same period ended March 31, 2012, since such period reflects a portfolio prior to the BDC Conversion and prior to the execution of our Investment Advisory Agreement, Administration Agreement and debt agreements.

Investment Income

Investment income totaled approximately $8.4 million and approximately $9.1 million, respectively, for the three months ended March 31, 2013 and 2012, primarily attributable to interest and fees earned from investments in portfolio companies. Total investments at fair value and their amortized cost were approximately $233.2 million and approximately $233.5 million, respectively, at March 31, 2013, compared to approximately $241.6 million and approximately $241.4 million, respectively, at March 31, 2012. During the three months ended March 31, 2013, we experienced some downward pressure on interest rates in connection with our new originations, and we expect this spread compression to persist in subsequent quarters due to an active lending market and improved financial results for prospective borrowers.

Operating Expenses

Expenses for the three months ended March 31, 2013 and 2012 were approximately $4.4 million and approximately $0.3 million, respectively. Interest expense on our Credit Facility (as defined below) and Unsecured Term Loan (as defined below) for the three months ended March 31, 2013 totaled approximately $1.4 million. Base management fees and performance-base incentive fees for the same period totaled approximately $1.1 million and approximately $1.0 million, respectively. In accordance with the Investment Advisory Agreement, cash and cash equivalents were excluded from the calculation of base management fees. Administrative fees for the three months ended March 31, 2013 totaled approximately $0.4 million. Absent refinancing, we expect our interest rate expenses to remain relatively stable in future periods.

We did not incur any interest expense, investment advisory fees or administrative fees during the three months ended March 31, 2012, because the Investment Advisory Agreement, Administration Agreement and debt agreements were not in effect during that period.

We incurred no organization costs for the three months ended March 31, 2013, while organization costs related to our initial start up totaled approximately $0.1 million for three months ended March 31, 2012. Remaining expenses of approximately $0.6 million and approximately $0.2 million, respectively, were incurred during the three months ended March 31, 2013 and 2012, and were comprised mostly of general and administrative expenses. We expect our general and administrative expenses to decline as a percentage of net investment income as our total assets increase.

Net Realized and Unrealized Losses on Investments

There were no realized gains or losses for the three months ended March 31, 2013 or 2012.

For the three months ended March 31, 2013, we incurred net unrealized depreciation of approximately $0.5 million, due to the accretion of discounts and negative credit related adjustments which caused a reduction in fair value.

For the three months ended March 31, 2012, we experienced net unrealized appreciation of approximately $0.2 million, due to positive credit related adjustments.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, the Credit Facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings under the Credit Facility. In the future, we may obtain borrowings under other credit facilities and issuances of senior securities. We filed a registration statement in March 2013 which will register bonds for issuance by us, although we have no present intention to issue such bonds and can offer no assurance that we will do so. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing our Credit Facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that is not principal in nature is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Credit Facility.

Net cash used in operating activities during the three months ended March 31, 2013 was approximately $17.9 million. Our primary use of cash in operating activities consisted of the settlement of investment acquisitions of approximately $53.0 million, primarily funded by restricted cash and cash equivalents of approximately $30.1 million and net investment income (net of non-cash income) of approximately $3.9 million.

Net cash provided by operating activities during the three months ended March 31, 2012 was approximately $9.8 million. The primary source of cash was net investment income of approximately $9.0 million and approximately $5.9 million of principal repayments, offset by changes in operating assets and liabilities.

Net cash used in financing activities during the three months ended March 31, 2013 consisted of the payment of distributions to common stockholders of approximately $1.6 million.

Net cash used in financing activities during the three months ended March 31, 2012 (prior to the BDC Conversion) consisted of distributions of approximately $5.6 million to members.

As of March 31, 2013, we had cash and cash equivalents resources of approximately $137.7 million, including approximately $1.1 million of restricted cash.  As of the same date, we had approximately $98.7 million undrawn under the Credit Facility.  Our ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of March 31, 2013, the Company had approximately $13.7 million available to be drawn under the Credit Facility based on these requirements.

As of December 31, 2012, we had cash and cash equivalents resources of approximately $187.8 million, including approximately $31.6 million of restricted cash and approximately $13.7 million of availability under our existing indebtedness. As of the same date, we had approximately $98.7 million undrawn under the Credit Facility and had approximately $4.5 million available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the credit and security agreement.

We monitor and, to the extent practicable, intend to maintain a leverage ratio that is consistent with the leverage ratio maintained by other listed business development companies.

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. On September 27, 2012, WhiteHorse Warehouse drew approximately $51.3 million under that facility. As of March 31, 2013 and December 31, 2012, we had approximately $51.3 million in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $13.7 million and $4.5 million, respectively, were available to be drawn. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included 13 loans with a fair value of approximately $196.7 million as of March 31, 2013 and seven loans with a fair value of approximately $144.1 million as of December 31, 2012.

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

Unsecured Term Loan

On November 8, 2012, we entered into an unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor. In this quarterly report on Form 10-Q, we refer to this unsecured term loan and the term loan agreement governing its terms, together, as the “Unsecured Term Loan.” The Unsecured Term Loan has a stated maturity date of July 3, 2014. Under the terms of the Unsecured Term Loan, with respect to which we pledged no collateral to the lenders, we are required to pay interest monthly at an annual rate of LIBOR plus 2.75% per year, except at our option and under certain other circumstances at one of several other interest rates. The Unsecured Term Loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the Unsecured Term Loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The Unsecured Term Loan includes customary restrictions that limit our ability to pay dividends under certain circumstances, to merge with another entity unless we are the surviving entity following the merger and to amend our organizational documents. Loan Fund II has guaranteed our obligation to make payments under the Unsecured Term Loan. Loan Fund II, as the guarantor of the Unsecured Term Loan, has the right to require the lenders to assign the loan to it under certain circumstances. We are permitted to prepay amounts outstanding under the Unsecured Term Loan in whole or in part without penalty.

Distributions

On March 22, 2013, we declared a distribution of $0.355 per share for a total distribution of $5.3 million. The distribution, which was paid to stockholders on April 3, 2013 to stockholders of record as of March 22, 2013, included a return of capital for tax purposes of approximately $0.01 per share based on current earnings for the fiscal year ending December 31, 2013. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2013 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of March 31, 2013, our investment portfolio consisted of senior secured loans across 14 positions with an aggregate fair value of approximately $233.2 million and a principal balance outstanding of approximately $235.2 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers. As of March 31, 2013, our portfolio had an average investment size of approximately $16.8 million, with investment sizes ranging from $1.0 million to $60.9 million and a weighted average unlevered cash current yield of 14.6%.

As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers. As of December 31, 2012, our portfolio had an average investment size of $22.7 million, with investment sizes ranging from $7.9 million to $60.9 million and a weighted average unlevered cash current yield of 14.2%.We actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio diversification and risk exposure. This assessment includes a review of portfolio concentration by issuer, industry, geography and type of credit as well as an evaluation of our portfolio’s exposure to macroeconomic factors and cyclical trends.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	0.0%	$—	0.0%

2	179.1	76.8	180.5	100.0

3	54.1	23.2	—	0.0

4	—	0.0	—	0.0

5	—	0.0	—	0.0

Total Portfolio	$233.2	100.0%	$180.5	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. During the three months ended March 31, 2012, we funded commitments of approximately $1.1 million that were outstanding as of December 31, 2012 and had no additional commitments to fund investments as of March 31, 2013.

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

During the three months ended March 31, 2013, we declared to stockholders distributions of $0.355 per share for total distributions of $5.3 million. The timing and amount of our quarterly distributions, if any, are determined by our board of directors.

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

A summary of our significant contractual payment obligations as of March 31, 2013 is as follows:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$51.3	$—	$—	$—	$51.3
Unsecured Term Loan	90.0	—	90.0	—	—
Total contractual obligations	$141.3	$—	$90.0	$—	$51.3

As of March 31, 2013, we had approximately $98.7 million of unused borrowing capacity under the Credit Facility, of which approximately $13.7 million was available to be drawn under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as collateral manager of WhiteHorse Warehouse under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will equal the sum of (1) a management fee equal to 2% of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Investment Management Agreement” in Note 5 to the consolidated financial statements.

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with the resources necessary for us to act as collateral manager to WhiteHorse Warehouse under the Credit Facility. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement are based upon our allocable portion of WhiteHorse Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer, chief financial officer and chief operating officer along with their respective staffs.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, us pursuant to the Investment Advisory Agreement.
•	WhiteHorse Administration provides us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility, pursuant to the Administration Agreement.
•	We have entered into a license agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.
•	Concurrent with the closing of our IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement for proceeds to us of approximately $7 million. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

Valuation of Portfolio Investments

We value our investments in accordance with Accounting Standards Codification, or ASC, 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Assuming that the statement of assets and liabilities as of March 31, 2013 were to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not significantly impact the value of our portfolio. As of March 31, 2013, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4: Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, WhiteHorse Finance, WhiteHorse Advisers and WhiteHorse Administration are currently not a party to any material legal proceedings.

Item 1A: Risk Factors

None.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: May 15, 2013	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2013	By	/s/ Alastair G. C. Merrick
Alastair G. C. Merrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

