Form 10-Q
period 2013-06-30
WhiteHorse Finance, Inc.
filed 2013-08-14
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 814-00967

WHITEHORSE FINANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4247759
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1450 Brickell Avenue, 31 st Floor Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of August 14, 2013 the Registrant had 14,977,056 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item I. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments, at fair value (cost $239,817 and $180,377, respectively)	$237,744	$180,488
Cash and cash equivalents	91,335	156,123
Restricted cash and cash equivalents	11,987	31,646
Interest receivable	4,102	1,474
Deferred financing costs	3,085	3,184
Prepaid expenses and other receivables	158	367
Total assets	$348,411	$373,282

Liabilities
Credit facility	$21,250	$51,250
Unsecured term loan	90,000	90,000
Distributions payable	5,313	1,616
Management fees payable	2,757	306
Payable for investments purchased	3,532	-
Accounts payable and accrued expenses	461	1,061
Total liabilities	123,313	144,233

Net assets

Common stock, par value $0.001 per share, 14,965,624 shares issued and outstanding, 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,466	228,466
Capital distributions in excess of net income	(603)	-
Undistributed net investment income	-	1,164
Net realized loss on investments	(71)	(71)
Net unrealized depreciation on investments	(2,709)	(525)
Total net assets	225,098	229,049
Total liabilities and total net assets	$348,411	$373,282

Number of shares outstanding	14,965,624	14,965,624
Net asset value per share	$15.04	$15.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investment income
Interest income	$9,498	$9,500	$17,880	$18,649
Total investment income	9,498	9,500	17,880	18,649

Expenses
Interest expense	1,304	-	2,666	-
Organization costs	-	-	-	96
Base management fees	1,244	-	2,321	-
Performance-based incentive fees	1,213	-	2,165	-
Administrative service fees	389	-	778	-
General and administrative expenses	498	144	1,091	387
Total expenses	4,648	144	9,021	483
Net investment income	4,850	9,356	8,859	18,166

Realized and unrealized (loss) gain on investments
Net realized loss on investments	-	-	-	-
Net change in unrealized (depreciation) appreciation on investments	(1,683)	1,890	(2,184)	2,090
Net realized and unrealized (loss) gain on investments	(1,683)	1,890	(2,184)	2,090
Net increase in net assets resulting from operations	$3,167	$11,246	$6,675	$20,256
Per Common Share Data
Basic and diluted earnings per common share (1)	$0.21	N/A	$0.45	N/A
Dividends and distributions declared per common share (1)	$0.36	N/A	$0.71	N/A
Basic and diluted weighted average common shares outstanding (1)	14,965,624	N/A	14,965,624	N/A

(1) For the three and six months ended June 30, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Members’	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized Depreciation on	Total Net
	Equity	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2012	$—	—	$—	$—	$—	$—	$—	$—

Contributions of members' equity	275,513	—	—	—	—	—	—	—

Distributions of members' equity	(5,586)	—	—	—	—	—	—	—

Net increase in net assets resulting from operations	20,256	—	—	—	—	—	—	—

Balance at June 30, 2012	$290,183	—	$—	$—	$—	$—	$—	$—

Balance at January 1, 2013	$—	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

Net increase (decrease) in net assets resulting from operations	—	—	—	—	8,859	—	(2,184)	6,675

Distributions declared	—	—	—	—	(10,626)	—	—	(10,626)

Balance at June 30, 2013	$—	14,965,624	$15	$228,466	$(603)	$(71)	$(2,709)	$225,098

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,675	$20,256
Adjustments to reconcile net income to net cash used in operating activities:
Paid in kind income	(355)	(3,463)
Net unrealized depreciation (appreciation) on investments	2,184	(2,090)
Amortization of discount	(388)	(1,038)
Amortization of deferred financing costs	237	-
Origination of investments	(43,354)	-
Purchase of investments	(30,129)	(28,724)
Proceeds from principal payments and sales of portfolio investments	14,786	7,223
Net changes in operating assets and liabilities:
Interest receivable	(2,628)	(5,130)
Due from related party	-	(467)
Prepaid expenses and other receivables	209	(12)
Payable for investments purchased	3,532	-
Management fees payable	2,451	-
Accounts payable and accrued expenses	(600)	339
Restricted cash and cash equivalents	19,659	-
Net cash used in operating activities	(27,721)	(13,106)

Cash flows from financing activities
Proceeds from members’ equity contributions	-	28,789
Payment of members’ equity distributions	-	(5,586)
Repayment of borrowings on credit facility	(30,000)	-
Deferred financing costs	(138)	-
Distributions paid to common stockholders	(6,929)	-
Net cash (used in) provided by financing activities	(37,067)	23,203

Net change in cash and cash equivalents	(64,788)	10,097
Cash and cash equivalents at beginning of period	156,123	-
Cash and cash equivalents at end of period	$91,335	$10,097

Supplemental disclosure of cash flow information:
Interest paid	$2,471	$-

Supplemental noncash disclosures:
Contribution of investments	$-	$246,724

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2013

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/14	$17,582	$17,366	$17,705	7.87%
	(2.00% Floor)

Pharmaceuticals
Acella Pharmaceuticals, LLC
First Lien Secured Term Loan	L+15.00%	16.00%	12/30/15	59,667	59,667	59,667	26.51
	(1.00% Floor)

Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,429	16,511	16,594	7.37
	(2.00% Floor)

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	N/A(4)	10.00%	6/30/15	10,000	9,953	9,950	4.42

Diversified Support Services
Smile Brands Group Inc.
First Lien Secured Term Loan	L+5.25%	7.00%	12/21/17	7,422	7,214	7,229	3.21
	(1.75% Floor)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/14	31,140	31,205	29,676	13.18

Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+10.50%	15.00%	3/15/18	15,089	14,814	14,787	6.57
	(1.50% Floor)	(3.00% PIK )
First Lien Secured Revolving Loan	L+10.50%	15.00%	3/15/18	2,018	1,981	1,978	0.88
	(1.50% Floor)	(3.00% PIK )
				17,107	16,795	16,765	7.45

Health Care Facilities
Genoa Healthcare, LLC
First Lien Secured Term Loan	L+4.25%	7.25%	8/10/14	3,641	3,532	3,532	1.57
	(3.00% Floor)
Second Lien Secured Term Loan	L+9.50%	14.00%	2/10/15	27,264	27,264	27,290	12.12
	(3.00% Floor)	(1.50% PIK )
				30,905	30,796	30,822	13.69

Grupo HIMA San Pablo, Inc
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,963	14,678	14,663	6.51
	(1.50% Floor)
Second Lien Secured Term Loan	N/A (4)	13.75%	7/31/18	1,000	952	950	0.42

				15,963	15,630	15,613	6.93

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
First Lien Secured Term Loan	L+6.50%	8.00%	12/31/16	$1,357	$1,283	$1,358	0.60%
	(1.50% Floor)
Second Lien Secured Term Loan	L+10.00%	11.50%	12/31/16	7,929	7,901	8,008	3.56
	(1.50% Floor)
				9,286	9,184	9,366	4.16

Electronic Equipment & Instruments
AGS, LLC
First Lien Secured Term Loan	L+10.00%	11.50%	8/15/16	17,309	16,732	15,665	6.95
	(1.50% Floor)

First Lien Secured Initial Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,090	1,022	0.46
	(1.50% Floor)

First Lien Secured Secondary Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,088	1,022	0.46
	(1.50% Floor)
				19,567	18,910	17,709	7.88

Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
First Lien Secured Term Loan	N/A(4)	13.00%	3/3/15	6,499	6,586	6,648	2.95
Total Investments(5)				$241,567	$239,817	$237,744	105.61%

(1)	The investments bear interest at a rate that may be determined by reference to LIBOR “L” which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2012

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/14	$17,671	$17,352	$17,671	7.71%
	(2.00% Floor)

Pharmaceuticals
Acella Pharmaceuticals, LLC
First Lien Secured Term Loan	L+10.00%	14.00%	12/30/15	60,886	60,886	60,886	26.58
	(1.00% Floor)	(3.00% PIK)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/13	36,434	36,242	36,434	15.91

Health Care Facilities
Genoa Healthcare, LLC
First Lien Secured Term Loan	L+9.50%	14.00%	2/10/15	27,060	27,060	27,060	11.81
	(3.00% Floor)	(1.50% PIK)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
First Lien Secured Term Loan A	L+6.00%	7.50%	12/31/16	1,437	1,363	1,447	0.63
	(1.50% Floor)
First Lien Secured Term Loan B	L+9.50%	11.00%	12/31/16	7,929	7,898	7,802	3.41
	(1.50% Floor)
				9,366	9,261	9,249	4.04

Electronic Equipment & Instruments
AGS, LLC
First Lien Secured Term Loan	L+10.00%	11.50%	8/15/16	17,309	16,662	16,098	7.03
	(1.50% Floor)

First Lien Secured Initial Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,087	1,050	0.46
	(1.50% Floor)

First Lien Secured Secondary Delayed Draw	L+10.00%	N/A(5)	8/15/16	—	—	—	—
	(1.50% Floor)
				18,438	17,749	17,148	7.49

Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
First Lien Secured Term Loan	N/A(4)	13.00%	3/3/15	11,769	11,827	12,040	5.26
Total Investments(6)				$181,624	$180,377	$180,488	78.80%

(1)	The investments bear interest at a rate that may be determined by reference to LIBOR “L” which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	The entire commitment was unfunded at December 31, 2012. The Company earns a commitment fee of 5.00% on the unfunded amount.
(6)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2013

(in thousands, except share and per share data)

NOTE 1 – ORGANIZATION

WhiteHorse Finance, Inc. (“WhiteHorse Finance” and, together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, WhiteHorse Finance elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2012. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2013.

Use of Estimates : The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments : The Company determines the fair value of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Investment Transactions : The Company records investment transactions on a trade date basis. These transactions may settle subsequent to the trade date depending on the transaction type. Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. These expenses are recognized in the statement of operations as they are incurred.

Revenue Recognition : The Company’s revenue recognition policies are as follows:

Sales : Realized gains or losses on the sales of investments are calculated by using the specific identification method.

Interest Income : Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. The Company may also receive closing, commitment, prepayment, amendment and other fees from portfolio companies in the ordinary course of business. Closing fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of interest income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable. Any such fees are included in interest income on the statement of operations. The Company may invest in loans that contain a payment-in-kind (“PIK”) interest rate provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates.

Non-accrual : Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2013 and 2012, the Company had no loans on non-accrual status.

Cash and Cash Equivalents : Cash and cash equivalents include cash, deposits with financial institutions, and short-term liquid investments in money market funds with original maturities of three months or less.

Restricted Cash and Cash Equivalents : Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that is not principal in nature is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Credit Facility (as defined below).

Organizational and Offering Costs : The Company incurred legal, accounting, regulatory, investment banking and other costs during its initial start up phase and associated with its IPO. Organizational costs are expensed as incurred. Offering costs were deferred and charged against paid-in capital in excess of par on completion of the IPO.

Deferred Financing Costs : Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations over the estimated life of the borrowings.

Income Taxes : Prior to the BDC Conversion on December 4, 2012, the Company was treated as a partnership for U.S. federal and state income tax purposes and did not incur income taxes. Accordingly, no provision for income taxes has been made in the accompanying financial statements, as each member is individually responsible for reporting income or loss, to the extent required by U.S. federal income tax laws and regulations, based upon its respective share of the Company’s revenues and expenses as reported for income tax purposes.

Subsequent to the BDC Conversion, the Company elected to be treated as a RIC under Subchapter M of the Code. In order to qualify as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company is generally required to pay a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year, (2) 98.2% of capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company had no amounts accrued for interest or penalties on June 30, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

Dividends and Distributions : Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly distribution payments are determined by the board of directors and are paid from taxable earnings estimated by management and may include a return of capital and/or capital gains. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

The Company maintains an “opt out” dividend reinvestment plan for common stockholders. As a result, if the Company declares a dividend or other distribution, stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

Earnings per Share : The Company calculates earnings per share as earnings available to stockholders divided by the weighted average number of shares outstanding during the period. Prior to December 4, 2012, the Company did not have common stock outstanding and therefore earnings per share and weighted average shares outstanding information for periods that include financial results prior to December 4, 2012 are not meaningful.

Risks and Uncertainties : In the normal course of business, the Company encounters primarily two significant types of economic risks: credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes that the carrying value of its investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Newly Adopted Accounting Standards : As permitted by Section 7(a)(2)(B) of the Securities Act, the Company has elected to defer the adoption of new and revised accounting standards applicable to public companies until they are also applicable to private companies. There are currently no such standards being deferred that will, in management’s opinion, have a material impact on the consolidated financial statements.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$201,496	$201,496
Second lien secured loans	—	—	36,248	36,248
Total investments	—	—	$237,744	$237,744

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$145,626	$145,626
Second lien secured loans	—	—	34,862	34,862
Total investments	—	—	$180,488	$180,488

The portfolio companies underlying the investments are located in the United States. As of June 30, 2013 and December 31, 2012, the weighted average remaining term of the Company’s debt investments was approximately 2.3 years and 2.5 years, respectively.

The following table presents the changes in investments measures at fair value using Level 3 inputs for the six months ended June 30, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$180,488
Originations	42,404	950	—	43,354
Purchases	30,129	—	—	30,129
Non-cash interest income	152	203	—	355
Amortization of discount	383	5	—	388
Proceeds from pay downs	(14,786)	—	—	(14,786)
Net unrealized (depreciation) appreciation	(2,412)	228	—	(2,184)
Balance at June 30, 2013	$201,496	$36,248	$—	$237,744

The following table presents the changes in investments measures at fair value using Level 3 inputs for the six months ended June 30, 2012:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2012	$—	$—	$—	$—
Contributed investments	162,043	76,101	8,580	246,724
Purchases	28,724	—	—	28,724
Non-cash interest income	3,259	204	—	3,463
Amortization of discount	559	386	93	1,038
Proceeds from pay downs	(7,223)	—	—	(7,223)
Net unrealized (depreciation) appreciation	(86)	3,017	(841)	2,090
Balance at June 30, 2012	$187,276	$79,708	$7,832	$274,816

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

First Lien Secured Loans	$201,496	Discounted Cash Flow	Discount Rate	7.6% - 35.2% (16.1)%
		Consensus Pricing	Market Quotes	97.0% - 102.3% (99.6%)

Second Lien Secured Loans	$36,248	Discounted Cash Flow	Discount Rate	11.6% - 16.1% (14.2)%
		Consensus Pricing	Market Quotes	101.3

Investment Type	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

First Lien Secured Loans	$145,626	Discounted Cash Flow	Discount Rate	7.6% - 27.7% (16.5)%
		Consensus Pricing	Market Quotes	100.9% - 102.3% (102.1)%

Second Lien Secured Loans	$34,862	Discounted Cash Flow	Discount Rate	12.1% - 14.4% (13.9)%
		Consensus Pricing	Market Quotes	101.5%

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. At June 30, 2013 and December 31, 2012, seven and three Level 3 first lien secured loans, respectively, were valued using a discounted cash flow technique, four and three, respectively, were valued by applying a weighted approach across several techniques and one and zero, respectively, were valued using market quotations. At June 30, 2013 and December 31, 2012, two and one Level 3 second lien secured loans, respectively, were valued using a discounted cash flow technique and the remaining one and one, respectively, were valued by applying a weighted approach across several techniques.

The valuation methods selected for a particular investment are based on the circumstances and on the sufficiency of data available to measure fair value. If more than one valuation method is used to measure fair value, the results are evaluated and weighted, as appropriate, considering the reasonableness of the range indicated by those results. A fair value measurement is the point within that range that is most representative of fair value in the circumstances.

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

NOTE 4 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2013, the Company’s asset coverage for borrowed amounts was 302.3%.

Credit Facility : On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”) and on the same date drew $51,250. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $208,068 and $144,054, respectively, as of June 30, 2013 and December 31, 2012, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. At June 30, 2013, the Company had $21,250 in outstanding borrowings and $128,750 undrawn under the Credit Facility. At December 31, 2012, the Company had $51,250 in outstanding borrowings and $98,750 undrawn under the Credit Facility. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2013 and December 31, 2012, $69,447 and $4,538, respectively, were available to be drawn by the Company based on these requirements.

Unsecured Term Loan : On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. The unsecured term loan has a stated maturity date of July 3, 2014. Under the terms of the unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at an annual rate of LIBOR plus 2.75% per year, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

NOTE 5 – RELATED PARTY TRANSACTIONS

Interim Investment Advisory Agreement : Prior to the BDC Conversion, Bayside Capital, LLC, an affiliate of the Bayside Loan Funds, served as the interim investment adviser for the Company through an interim advisory agreement (the “Interim Investment Advisory Agreement”). Under the Interim Investment Advisory Agreement, the interim investment adviser provided investment management services to the Company prior to the completion of its IPO. The Interim Investment Advisory Agreement waived all fees payable by the Company and, as a result, no fees were paid or are due to Bayside Capital, LLC. The Interim Investment Advisory Agreement was terminated effective December 4, 2012, and replaced by the investment advisory agreement described below.

Investment Advisory Agreement : WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). Subject to the overall supervision of the Company’s board of directors, the investment adviser manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro-rated. The investment adviser agreed to exclude cash and cash equivalents from the calculation of the base management fee for the calendar quarters ended December 31, 2012, March 31, 2013, and June 30, 2013, and for the calender quarter ending September 30, 2013.

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

During the three and six months ended June 30, 2013, the Company incurred base management fees of $1,244 and $2,321, and performance-based incentive fees of $1,213 and $2,165, respectively. No management fees were incurred during the three and six months ended June 30, 2012 under the Interim Investment Advisory Agreement.

Administration Agreement : Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. WhiteHorse Administration also provides the Company with access to the resources necessary for it to perform its obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission (the “SEC”). In addition, WhiteHorse Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief compliance officer, chief operating officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which it received reimbursement from the Company.

The Company incurred allocated administrative expenses of $389 and $778, respectively, during the three and six months ended June 30, 2013. No administrative expenses were incurred during the three and six months ended June 30, 2012.

Due From Related Parties : At June 30, 2013, no amounts were due to or from related parties in connection with the reimbursement of operating expenses paid by the Company. At December 31, 2012, the Company owed interest and principal proceeds of $1 to related parties, and included this amount in accounts payable and accrued expenses in the consolidated statements of assets and liabilities.

Co-investments with Related Parties : At June 30, 2013 and December 31, 2012, certain officers or employees affiliated with or employed by the Bayside Loan Funds and their related entities maintained co-investments in the Company’s investments of $2,508 and $2,681, respectively.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Commitments : The Company had no outstanding commitments to fund investments as of June 30, 2013. The Company had outstanding commitments to fund investments totaling $1,128 as of December 31, 2012.

Indemnification : In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not occurred. The Company expects the risk of any future obligation under these indemnifications to be remote.

Legal proceedings : In the normal course of business, the Company, the investment adviser and the administrator may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any such disposition will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2013	2012
Per share data: (1)
Net asset value, beginning of period	$15.30	N/A
Issuance of common stock	—	N/A
Offering costs	—	N/A
Net investment income	0.59	N/A
Net realized and unrealized loss on investments	(0.14)	N/A
Net increase in net assets resulting from operations	0.45	N/A
Distributions declared	(0.71)	N/A
Net asset value, end of period	$15.04	N/A
Total return based on market value (2)	(2.03)%	N/A
Total return based on net asset value	5.89%	16.55%
Net assets, end of period	$225,098	$290,182
Per share market value at end of period	$15.75	N/A
Shares outstanding end of period	14,965,624	N/A
Ratios/Supplemental Data:
Expenses without incentive fees	6.05%	0.36%
Incentive fees	1.92%	N/A
Total expenses	7.97%	0.36%
Net investment income	7.82%	14.84%
Portfolio turnover ratio	7.07%	5.26%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

For the six months ended June 30, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions. For the six months ended June 30, 2012, the Company incurred $96 of organization costs, which were deemed to be non-recurring.

NOTE 8 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30, 2013	Six months ended June 30, 2013

Net increase in net assets resulting from operations	$3,167	$6,675
Weighted average shares outstanding	14,965,624	14,965,624
Basic and diluted per share net increase in net assets resulting from operations	$0.21	$0.45

For the three and six months ended June 30, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

NOTE 9 – SUBSEQUENT EVENTS

On July 9, 2013, prior to the completion of the public offering of the Company’s 6.50% senior notes due 2020 (the “Notes”), the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Notes.

On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the interest rate to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015.

On July 23, 2013, the Company completed a public offering of $30.0 million of aggregate principal amount of Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%, commencing on September 30, 2013. The Notes mature on July 31, 2020. The underwriters may exercise their option to purchase up to an additional $4.5 million aggregate principal amount of Notes from the Company to cover over-allotments, if any, on or before August 15, 2013. The Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the Credit Facility.

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

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended.

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

As of June 30, 2013, our investment portfolio consisted of senior secured loans across 15 positions with an aggregate fair value of approximately $237.7 million and a principal balance outstanding of approximately $241.6 million. As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Recent Developments

On July 9, 2013, prior to the completion of the public offering of our 6.50% senior notes due 2020, or the Notes, we amended the terms of our Unsecured Term Loan (as defined below) to subordinate the Unsecured Term Loan to the Notes.

On July 19, 2013, we further amended the terms of the Unsecured Term Loan to lower the interest rate to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015.

On July 23, 2013, we completed a public offering of $30.0 million aggregate principal amount of Notes, the net proceeds of which were used to reduce outstanding obligations under the Unsecured Term Loan. This action provides long-term financial flexibility and allows us to originate and invest in loans that advance our investment objectives. Interest on the Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual of 6.50%, commencing on September 30, 2013. The Notes mature on July 31, 2020. The underwriters may exercise their option to purchase up to an additional $4.5 million aggregate principal amount of Notes from us to cover over-allotments, if any, on or before August 15, 2013. The Notes are our direct senior unsecured obligations, rank senior to the Unsecured Term Loan and are structurally subordinate to borrowings under the Credit Facility (as defined below).

Consolidated Results of Operations

The consolidated results of operations for the three and six months ended June 30, 2013 are not directly comparable to the same periods ended June 30, 2012, since such period reflects a portfolio prior to the BDC Conversion and prior to the execution of our Investment Advisory Agreement, Administration Agreement and debt agreements.

Investment Income

Investment income for the three and six months ended June 30, 2013 totaled approximately $9.5 million and approximately $17.9 million, respectively, and was primarily attributable to interest and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2012 of approximately $9.5 million and approximately $18.6 million, respectively. Investment income included fee income, primarily related to amendments and prepayments, of approximately $0.4 million and approximately $0.6 million, respectively, for the three and six months ended June 30, 2013, and approximately $0.2 million and approximately $0.5 million, respectively, for the three and six months ended June 30, 2012.

Operating Expenses

Expenses for the three and six months ended June 30, 2013 were approximately $4.6 million and approximately $9.0 million, respectively. This compares to expenses for the three and six months ended June 30, 2012 of approximately $0.1 million and approximately $0.5 million, respectively.

Interest expense on our Credit Facility (as defined below) and Unsecured Term Loan (as defined below) for the three and six months ended June 30, 2013 totaled approximately $1.3 million and approximately $2.7 million, respectively. Base management fees and performance-based incentive fees totaled approximately $1.2 million and approximately $1.2 million, respectively, for the three months ended June 30, 2013 and approximately $2.3 million and approximately $2.2 million, respectively, for the six months ended June 30, 2013. In accordance with the Investment Advisory Agreement, cash and cash equivalents were excluded from the calculation of base management fees. Administrative fees for the three and six months ended June 30, 2013 totaled approximately $0.4 million and approximately $0.8 million, respectively.

We did not incur any interest expense, investment advisory fees or administrative fees during the three and six months ended June 30, 2012, because the Investment Advisory Agreement, Administration Agreement and debt agreements were not in effect during those periods.

General and administrative expenses were approximately $0.5 million and approximately $1.1 million, respectively, during the three and six months ended June 30, 2013 and 2012. We incurred no organization costs for the three and six months ended June 30, 2013. General and administrative expenses were approximately $0.1 million and approximately $0.4 million, respectively, during the three and six months ended June 30, 2012. Included in general and administrative expenses for the three and six months ended June 30, 2012, were organization costs related to our initial start-up, which totaled zero and approximately $0.1 million, respectively. We expect our general and administrative expenses to decline as a percentage of net investment income as our total assets increase.

Net Realized and Unrealized Losses on Investments

There were no realized gains or losses for the three or six months ended June 30, 2013 or 2012.

For the three and six months ended June 30, 2013, we incurred net unrealized depreciation of approximately $1.7 million and approximately $2.2 million, respectively, due to the accretion of discounts and negative credit related adjustments which caused a decrease in fair value.

For the three and six months ended June 30, 2012, we experienced net unrealized appreciation of approximately $1.9 million and approximately $2.1 million, respectively, due to the accretion of discounts and positive credit related adjustments which caused an increase in fair value.

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

Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Credit Facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that is not principal in nature is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Credit Facility.

Our operating activities used cash and cash equivalents of approximately $27.7 million during the six months ended June 30, 2013, primarily for the net acquisitions of investments. Our financing activities used cash and cash equivalents of approximately $37.1 million during the six months ended June 30, 2013, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of approximately $13.1 million during the six months ended June 30, 2012, primarily for the net acquisitions of investments. Our financing activities provided cash and cash equivalents of approximately $23.2 million during the six months ended June 30, 2012, being primarily the proceeds of capital contributions from members (prior to the BDC Conversion).

As of June 30, 2013, we had cash and cash equivalents resources of approximately $103.3 million, including approximately $12.0 million of restricted cash.  As of the same date, we had approximately $128.7 million undrawn under the Credit Facility, of which approximately $69.4 million was available to be drawn based on the collateral and portfolio quality requirements stipulated in the credit and security agreement.

As of December 31, 2012, we had cash and cash equivalents resources of approximately $187.8 million, including approximately $31.6 million of restricted cash. As of the same date, we had approximately $98.7 million undrawn under the Credit Facility, of which approximately $4.5 million was available to be drawn based on the collateral and portfolio quality requirements stipulated in the credit and security agreement.

We monitor and, to the extent practicable, intend to maintain a leverage ratio that is consistent with the leverage ratio maintained by other listed business development companies.

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. On September 27, 2012, WhiteHorse Warehouse drew approximately $51.3 million under that facility. As of June 30, 2013 and December 31, 2012, we had approximately $21.3 million and approximately $51.3 million, respectively, in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $69.4 million and approximately $4.5 million, respectively, were available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included 14 loans with a fair value of approximately $208.1 million as of June 30, 2013, and seven loans with a fair value of approximately $144.1 million as of December 31, 2012.

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

On July 19, 2013, the Company amended the terms of its unsecured term loan to lower the interest rate to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015.

Distributions

During the three and six months ended June 30, 2013, we declared distributions of $0.355 and $0.710 per share, respectively, for total distributions of $5.3 million and $10.6 million, respectively. For the three and six months ended June 30, 2012, the Company did not have common shares outstanding and therefore distribution information for this period is not provided. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. During the three and six months ended June 30, 2013, distributions to stockholders included a return of capital for tax purposes of approximately $0.03 and approximately $0.04 per share, respectively, based on current earnings for the fiscal year ending December 31, 2013. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2013 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of June 30, 2013, our investment portfolio consisted of senior secured loans across 15 positions with an aggregate fair value of approximately $237.7 million and a principal balance outstanding of approximately $241.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 80.1% variable-rate investments (indexed to LIBOR), which we believe positions our portfolio well for a potential rising interest rate environment. As of June 30, 2013, our portfolio had an average investment size of approximately $15.8 million, with investment sizes ranging from $1.0 million to $59.7 million and a weighted average cash yield of 14.0%.

As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of 73.1% variable-rate investments (indexed to LIBOR). As of December 31, 2012, our portfolio had an average investment size of $22.7 million, with investment sizes ranging from $7.9 million to $60.9 million and a weighted average cash yield of 14.2%.

On June 28, 2013, the Company amended its agreement with GMT Global, extending the maturity date of the loan by one year to June 30, 2014 and receiving additional security enhancements. The annual interest rate on the Company’s loan to GMT Global remains unchanged at 25.0%.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$9.3	3.9%	$—	0.0%

2	181.0	76.2	180.5	100.0

3	47.4	19.9	—	0.0

4	—	0.0	—	0.0

5	—	0.0	—	0.0

Total Portfolio	$237.7	100.0%	$180.5	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. During the three and six months ended June 30, 2013, we funded commitments of zero and approximately $1.1 million, respectively, that were outstanding as of December 31, 2012 and had no additional commitments to fund investments as of June 30, 2013.

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

During the three and six months ended June 30, 2013, we declared to stockholders distributions of $0.355 per share and $0.710 per share for total distributions of $5.3 million and $10.6 million, respectively. The timing and amount of our quarterly distributions, if any, are determined by our board of directors.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and six months ended June 30, 2013, distributions to stockholders included a return of capital for tax purposes of approximately $0.03 and $0.04 per share, respectively, based on current earnings for the fiscal year ending December 31, 2013. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2013 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$21.3	$—	$—	$—	$21.3
Unsecured Term Loan	90.0	—	90.0	—	—
Total contractual obligations	$111.3	$—	$90.0	$—	$21.3

As of June 30, 2013, we had approximately $128.7 million of unused borrowing capacity under the Credit Facility, of which approximately $69.4 million was available to be drawn under the Credit Facility.

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

Valuation of Portfolio Investments

We value our investments in accordance with Accounting Standards Codification, or “ASC”, Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the investment committee of the investment adviser are most relevant to such investment, including being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

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

Assuming that the statement of assets and liabilities as of June 30, 2013 were to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not significantly impact the value of our portfolio. As of June 30, 2013, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A: Risk Factors

In addition to the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2012, you should carefully consider the “Risk Factors” discussed in our amended registration statement on Form N-2 filed with the SEC on July 15, 2013, which could materially affect our business, financial condition and/or operating results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 814-00967), filed on July 23, 2013)
4.2	Form of Senior Notes (included as part of Exhibit 4.1)
10.2	First Amendment to Term Loan Agreement, dated as of July 9, 2013 (Incorporated by reference to Exhibit (k)(12) to the Company’s amended registration statement on Form N-2 (File No. 333-187805), filed on July 11, 2013)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: August 14, 2013	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	By	/s/ Alastair G. C. Merrick
Alastair G. C. Merrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

