Form 10-Q
period 2013-09-30
WhiteHorse Finance, Inc.
filed 2013-11-13
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 814-00967

WHITEHORSE FINANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4247759
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1450 Brickell Avenue, 31 st Floor Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of November 13, 2013 the Registrant had 14,977,056 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item I. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Investments, at fair value (cost $217,004 and $180,377, respectively)	$214,669	$180,488
Cash and cash equivalents	62,254	156,123
Restricted cash and cash equivalents	70,106	31,646
Interest receivable	1,998	1,474
Deferred financing costs	3,988	3,184
Prepaid expenses and other receivables	63	367
Total assets	$353,078	$373,282

Liabilities
Credit facility	$-	$51,250
Senior notes	30,000	-
Unsecured term loan	55,000	90,000
Distributions payable	5,317	1,616
Management fees payable	3,171	306
Payable for investments purchased	33,038	-
Accounts payable and accrued expenses	570	1,061
Total liabilities	127,096	144,233

Net assets

Common stock, 14,977,056 and 14,965,624 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,646	228,466
Undistributed net investment income	363	1,164
Net realized losses on investments	(71)	(71)
Net unrealized depreciation on investments	(2,971)	(525)
Total net assets	225,982	229,049
Total liabilities and total net assets	$353,078	$373,282

Number of shares outstanding	14,977,056	14,965,624
Net asset value per share	$15.09	$15.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Investment income
Interest income	$11,122	$10,213	$29,002	$28,862
Total investment income	11,122	10,213	29,002	28,862

Expenses
Interest expense	1,403	-	4,070	-
Base management fees	1,201	-	3,522	-
Performance-based incentive fees	1,571	-	3,736	-
Administrative service fees	142	-	920	-
Organization costs	-	-	-	96
General and administrative expenses	523	(97)	1,613	291
Total expenses	4,840	(97)	13,861	387
Net investment income	6,282	10,310	15,141	28,475

Realized and unrealized (losses) gains on investments
Net realized losses on investments	-	(2,265)	-	(2,265)
Net change in unrealized (depreciation) appreciation on investments	(262)	3,285	(2,446)	5,375
Net realized and unrealized (losses) gains on investments	(262)	1,020	(2,446)	3,110
Net increase in net assets resulting from operations	$6,020	$11,330	$12,695	$31,585

Per Common Share Data
Basic and diluted earnings per common share (1)	$0.40	N/A	$0.85	N/A
Dividends and distributions declared per common share (1)	$0.36	N/A	$1.07	N/A
Basic and diluted weighted average common shares outstanding (1)	14,976,807	N/A	14,969,393	N/A

(1) For the three and nine months ended September 30, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Members’	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized Depreciation on	Total Net
	Equity	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2012	$—	—	$—	$—	$—	$—	$—	$—

Contributions of members' equity	359,754	—	—	—	—	—	—	—

Distributions of members' equity	(90,675)	—	—	—	—	—	—	—

Net increase in net assets resulting from operations	31,585	—	—	—	—	—	—	—

Balance at September 30, 2012	$300,664	—	$—	$—	$—	$—	$—	$—

Balance at January 1, 2013	$—	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

Stock issued in connection with dividend reinvestment plan	—	11,432	—	180	—	—	—	180

Net increase (decrease) in net assets resulting from operations	—	—	—	—	15,141	—	(2,446)	12,695

Distributions declared	—	—	—	—	(15,942)	—	—	(15,942)

Balance at September 30, 2013	$—	14,977,056	$15	$228,646	$363	$(71)	$(2,971)	$225,982

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$12,695	$31,585
Adjustments to reconcile net income to net cash used in operating activities:
Paid in kind income	(591)	(4,942)
Net realized losses on investments	-	2,265
Net unrealized depreciation (appreciation) on investments	2,446	(5,375)
Amortization of discount	(820)	(1,784)
Amortization of deferred financing costs	444	-
Acquisition of investments	(148,277)	(58,656)
Proceeds from principal payments and sales of portfolio investments	113,059	15,681
Net changes in operating assets and liabilities:
Interest receivable	(524)	(5,750)
Due from related party	-	(2,565)
Prepaid expenses and other receivables	303	-
Payable for investments purchased	33,038	4,115
Management fees payable	2,865	-
Accounts payable and accrued expenses	(489)	616
Restricted cash and cash equivalents	(38,460)	(2,386)
Net cash used in operating activities	(24,311)	(27,196)

Cash flows from financing activities
Proceeds from members’ equity contributions	-	51,568
Payment of members’ equity distributions	-	(18,586)
Senior notes issued	30,000	-
Repayment of unsecured term loan	(35,000)	-
Repayment of borrowings on credit facility	(51,250)	51,250
Deferred financing costs	(1,247)	(3,577)
Distributions paid to common stockholders, net of distributions reinvested	(12,061)	-
Net cash (used in) provided by financing activities	(69,558)	80,655

Net change in cash and cash equivalents	(93,869)	53,458
Cash and cash equivalents at beginning of period	156,123	-
Cash and cash equivalents at end of period	$62,254	$53,458

Supplemental disclosure of cash flow information:
Interest paid	$3,750	$-

Supplemental noncash disclosures:
Dividends reinvested	$180	$-
Contribution of investments	$-	$308,186
Distribution of investments	$-	$72,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2013

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Aerospace & Defense
ILC Industries, LLC
Second Lien Secured Term Loan	L+10.00%	11.50%	6/14/19	$5,000	$4,878	$4,860	2.15%
	(1.50% Floor)

Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/15	17,538	17,374	17,608	7.79
	(2.00% Floor)

Consumer Finance
Oasis Legal Finance, LLC
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,800	9,800	4.34

Diversified Support Services
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	12,000	11,764	11,904	5.27
	(1.25% Floor)
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50%	11.75%	10/1/20	4,000	3,920	3,920	1.73
	(1.25% Floor)
				16,000	15,684	15,824	7.00

Electronic Equipment & Instruments
AGS, LLC
First Lien Secured Term Loan	L+10.00%	11.50%	8/15/16	17,309	16,769	16,444	7.28
	(1.50% Floor)
First Lien Secured Initial Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,093	1,072	0.47
	(1.50% Floor)
First Lien Secured Secondary Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,090	1,072	0.47
	(1.50% Floor)
				19,567	18,952	18,588	8.22

Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+10.50%	15.00%	3/15/18	14,741	14,484	14,623	6.47
	(1.50% Floor)	(3.00%PIK)
First Lien Secured Revolving Loan	L+10.50%	15.00%	3/15/18	1,733	1,699	1,720	0.76
	(1.50% Floor)	(3.00%PIK)
				16,474	16,183	16,343	7.23

Health Care Facilities
Genoa Healthcare, LLC
First Lien Secured Term Loan	L+4.25%	7.25%	8/10/14	3,787	3,696	3,665	1.62
	(3.00% Floor)
Second Lien Secured Term Loan	L+9.50%	14.00%	2/10/15	27,723	27,678	27,335	12.10
	(3.00% Floor)	(1.50%PIK)

Grupo HIMA San Pablo, Inc
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,925	14,656	14,612	6.47
	(1.50% Floor)
Second Lien Secured Term Loan	N/A (4)	13.75%	7/31/18	1,000	954	950	0.42

				47,435	46,984	46,562	20.61

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	$16,387	$16,458	$16,551	7.32%
	(2.00% Floor)

Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	7,500	7,425	7,418	3.28
	(1.25% Floor)

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	10,000	9,900	10,100	4.47
	(1.00% Floor)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50%	9.75%	7/1/20	17,000	16,771	16,949	7.50
	(1.25% Floor)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/14	26,653	26,718	24,201	10.71

Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	P+5.50%	8.75%	7/16/19	9,975	9,877	9,865	4.37
	(3.25% Floor)
Total Investments(5)				$219,529	$217,004	$214,669	94.99%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	Except for Securus Technologies, Inc., GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2012

(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
First Lien Secured Term Loan	N/A(4)	13.00%	3/3/15	$11,769	$11,827	$12,040	5.26%

Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/14	17,671	17,352	17,671	7.71
	(2.00% Floor)

Electronic Equipment & Instruments
AGS, LLC
First Lien Secured Term Loan	L+10.00%	11.50%	8/15/16	17,309	16,662	16,098	7.03
	(1.50% Floor)
First Lien Secured Initial Delayed Draw	L+10.00%	11.50%	8/15/16	1,129	1,087	1,050	0.46
	(1.50% Floor)
First Lien Secured Secondary Delayed Draw	L+10.00%	N/A(5)	8/15/16	—	—	—	—
	(1.50% Floor)
				18,438	17,749	17,148	7.49

Health Care Facilities
Genoa Healthcare, LLC
First Lien Secured Term Loan	L+9.50%	14.00%	2/10/15	27,060	27,060	27,060	11.81
	(3.00% Floor)	(1.50% PIK)

Pharmaceuticals
Acella Pharmaceuticals, LLC
First Lien Secured Term Loan	L+10.00%	14.00%	12/30/15	60,886	60,886	60,886	26.58
	(1.00% Floor)	(3.00% PIK)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
First Lien Secured Term Loan A	L+6.00%	7.50%	12/31/16	1,437	1,363	1,447	0.63
	(1.50% Floor)
First Lien Secured Term Loan B	L+9.50%	11.00%	12/31/16	7,929	7,898	7,802	3.41
	(1.50% Floor)
				9,366	9,261	9,249	4.04

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/13	36,434	36,242	36,434	15.91

Total Investments(6)				$181,624	$180,377	$180,488	78.80%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	The entire commitment was unfunded at December 31, 2012. The Company earns a commitment fee of 5.00% on the unfunded amount.
(6)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

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

Non-accrual : Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2013 and December 31, 2012, the Company had no loans on non-accrual status.

Cash and Cash Equivalents : Cash and cash equivalents include cash, deposits with financial institutions, and short-term liquid investments in money market funds with original maturities of three months or less.

Restricted Cash and Cash Equivalents : Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Credit Facility (as defined below).

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

Subsequent to the BDC Conversion, the Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company is generally required to pay a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year, (2) 98.2% of capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company had no amounts accrued for interest or penalties on September 30, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$143,437	$143,437
Second lien secured loans	—	—	71,232	71,232
Total investments	—	—	$214,669	$214,669

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$145,626	$145,626
Second lien secured loans	—	—	34,862	34,862
Total investments	—	—	$180,488	$180,488

The portfolio companies underlying the investments are located in the United States. As of September 30, 2013 and December 31, 2012, the weighted average remaining term of the Company’s debt investments was approximately 3.6 years and 2.5 years, respectively.

The following table presents the changes in investments measures at fair value using Level 3 inputs for the nine months ended September 30, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$180,488
Funding of investments	103,373	44,904	—	148,277
Non-cash interest income	282	308	—	590
Amortization of discount	635	185	—	820
Proceeds from pay downs	(104,131)	(8,929)	—	(113,060)
Net unrealized (depreciation) appreciation	(2,348)	(98)	—	(2,446)
Balance at September 30, 2013	$143,437	$71,232	$—	$214,669

The following table presents the changes in investments measures at fair value using Level 3 inputs for the nine months ended September 30, 2012:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2012	$—	$—	$—	$—
Contributed investments	223,505	76,101	8,580	308,186
Funding of investments	49,456	4,060	5,141	58,657
Non-cash interest income	4,634	307	—	4,941
Amortization of discount	922	708	153	1,783
Proceeds from pay downs	(15,682)	—	—	(15,682)
Distributed investments	(72,088)	—	—	(72,088)
Net realized losses on investments	(2,265)	—	—	(2,265)
Net unrealized (depreciation) appreciation	2,752	3,397	(774)	5,375
Balance at September 30, 2012	$191,234	$84,573	$13,100	$288,907

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

First Lien Secured Loans	$143,437	Discounted Cash Flow	Discount Rate	7.5% - 37.0% (16.3)%
		Consensus Pricing	Market Quotes	95.7% - 100.4% (99.4%)

Second Lien Secured Loans	$71,232	Discounted Cash Flow	Discount Rate	10.1% - 16.1% (12.7)%
		Consensus Pricing	Market Quotes	87.0% - 99.2% (93.3)%

Investment Type	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)

First Lien Secured Loans	$145,626	Discounted Cash Flow	Discount Rate	7.6% - 27.7% (16.5)%
		Consensus Pricing	Market Quotes	100.9% - 102.3% (102.1)%

Second Lien Secured Loans	$34,862	Discounted Cash Flow	Discount Rate	12.1% - 14.4% (13.9)%
		Consensus Pricing	Market Quotes	101.5%

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. At September 30, 2013 and December 31, 2012, five and three Level 3 first lien secured loans, respectively, were valued using a discounted cash flow technique, four and three, respectively, were valued by applying a weighted approach across several techniques and one and zero, respectively, were valued using market quotations. At September 30, 2013 and December 31, 2012, two and one Level 3 second lien secured loans, respectively, were valued using a discounted cash flow technique and the remaining five and one, respectively, were valued by applying a weighted approach across several techniques.

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

NOTE 4 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2013, the Company’s asset coverage for borrowed amounts was 365.9%.

Credit Facility : On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”) and on the same date drew $51,250. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $183,050 and $144,054, respectively, as of September 30, 2013 and December 31, 2012, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. At September 30, 2013, the Company had zero in outstanding borrowings and $150,000 undrawn under the Credit Facility. At December 31, 2012, the Company had $51,250 in outstanding borrowings and $98,750 undrawn under the Credit Facility. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2013 and December 31, 2012, $87,786 and $4,538, respectively, were available to be drawn by the Company based on these requirements.

Unsecured Term Loan : On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Senior Notes : On July 23, 2013, the Company completed a public offering of $30.0 million of aggregate principal amount of 6.50% senior notes due 2020 (the “Notes”), the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Notes mature on July 31, 2020. The Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excludes cash and cash equivalents from the calculation of the base management fee for the calendar quarters ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ending December 31, 2013 and

March 31, 2014.

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

The first component, which is income-based, is calculated and payable quarterly in arrears, commenced with the quarter beginning January 1, 2013, based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”), any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

During the three and nine months ended September 30, 2013, the Company incurred base management fees of $1,201 and $3,522, and performance-based incentive fees of $1,571 and $3,736, respectively. No management fees were incurred during the three and nine months ended September 30, 2012 under the Interim Investment Advisory Agreement.

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

The Company incurred allocated administrative expenses of $142 and $920, respectively, during the three and nine months ended September 30, 2013. No administrative expenses were incurred during the three and nine months ended September 30, 2012.

Due To Related Parties : At September 30, 2013, the Company owed $142 to WhiteHorse Administration in connection with allocated administrative expenses. At December 31, 2012, the Company owed interest and principal proceeds of $1 to other related parties. These amounts were included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities.

Co-investments with Related Parties : At September 30, 2013 and December 31, 2012, certain officers or employees affiliated with or employed by the Bayside Loan Funds and their related entities maintained co-investments in the Company’s investments of $2,125 and $2,681, respectively.

NOTE 6 – COMMITMENT AND CONTINGENCIES

Commitments : The Company had outstanding commitments to fund investments totaling $300 and $1,128 as of September 30, 2013 and December 31, 2012, respectively.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2013	2012
Per share data: (1)
Net asset value, beginning of period	$15.30	N/A
Issuance of common stock	0.01	N/A
Offering costs	—	N/A
Net investment income	1.01	N/A
Net realized and unrealized losses on investments	(0.16)	N/A
Net increase in net assets resulting from operations	0.85	N/A
Distributions declared	(1.07)	N/A
Net asset value, end of period	$15.09	N/A

Total return based on market value (2)	2.62%	N/A
Total return based on net asset value	7.42%	16.99%
Net assets, end of period	$225,982	$300,664
Per share market value at end of period	$15.10	N/A
Shares outstanding end of period	14,977,056	N/A
Ratios/Supplemental Data:
Expenses without incentive fees	5.92%	0.20%
Incentive fees	2.18%	N/A
Total expenses	8.10%	0.20%
Net investment income	8.85%	15.32%
Portfolio turnover ratio	57.22%	10.86%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

For the nine months ended September 30, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions. For the nine months ended September 30, 2012, the Company incurred $96 of organization costs, which were deemed to be non-recurring.

NOTE 8 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30, 2013	Nine months ended September 30, 2013

Net increase in net assets resulting from operations	$6,020	$12,695
Weighted average shares outstanding	14,976,807	14,969,393
Basic and diluted per share net increase in net assets resulting from operations	$0.40	$0.85

For the three and nine months ended September 30, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for this period are not provided.

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

As of September 30, 2013, our investment portfolio consisted of senior secured loans across 17 positions with an aggregate fair value of approximately $214.7 million and a principal balance outstanding of approximately $219.5 million. As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Consolidated Results of Operations

The consolidated results of operations for the three and nine months ended September 30, 2013 are not directly comparable to the same periods ended September 30, 2012, since such period reflects a portfolio prior to the BDC Conversion and prior to the execution of our Investment Advisory Agreement, Administration Agreement and some of our debt agreements.

Investment Income

Investment income for the three and nine months ended September 30, 2013 totaled approximately $11.1 million and approximately $29.0 million, respectively, and was primarily attributable to interest and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2012 of approximately $10.2 million and approximately $28.9 million, respectively. Investment income included fee income, primarily related to amendments and prepayments, of approximately $1.9 million and approximately $2.5 million, respectively, for the three and nine months ended September 30, 2013, and zero and approximately $0.5 million, respectively, for the three and nine months ended September 30, 2012.

Operating Expenses

Expenses for the three and nine months ended September 30, 2013 were approximately $4.8 million and approximately $13.9 million, respectively. This compares to expenses for the three and nine months ended September 30, 2012 of approximately $(0.1) million and approximately $0.4 million, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) for the three and nine months ended September 30, 2013 totaled approximately $1.4 million and approximately $4.1 million, respectively. Base management fees and performance-based incentive fees totaled approximately $1.2 million and approximately $1.6 million, respectively, for the three months ended September 30, 2013 and approximately $3.5 million and approximately $3.7 million, respectively, for the nine months ended September 30, 2013. In accordance with the Investment Advisory Agreement, cash and cash equivalents were excluded from the calculation of base management fees. Administrative fees for the three and nine months ended September 30, 2013 totaled approximately $0.1 million and approximately $0.9 million, respectively.

We did not incur any interest expense, investment advisory fees or administrative fees during the three and nine months ended September 30, 2012, because the Investment Advisory Agreement, Administration Agreement and some of our debt agreements were not in effect during those periods.

General and administrative expenses were approximately $0.5 million and approximately $1.6 million, respectively, during the three and nine months ended September 30, 2013. We incurred no organization costs for the three and nine months ended September 30, 2013. General and administrative expenses were approximately $(0.1) million and approximately $0.3 million, respectively, during the three and nine months ended September 30, 2012. Included in general and administrative expenses for the three and nine months ended September 30, 2012, were organization costs related to our initial start-up, which totaled zero and approximately $0.1 million, respectively.

Net Realized and Unrealized Losses on Investments

There were no realized gains or losses for the three and nine months ended September 30, 2013. We incurred realized losses of $2.3 million for the three and nine months ended September 30, 2012. These losses were attributable primarily to assets distributed to the members of WhiteHorse Finance, LLC prior to the completion of the BDC Conversion.

For the three and nine months ended September 30, 2013, we incurred net unrealized depreciation of approximately $0.3 million and approximately $2.4 million, respectively, due to negative credit related adjustments which caused a decrease in fair value and the reversal of unrealized appreciation on investments disposed of during the respective periods.

For the three and nine months ended September 30, 2012, we experienced net unrealized appreciation of approximately $3.3 million and approximately $5.4 million, respectively, due to the accretion of discounts, positive credit related adjustments which caused an increase in fair value and the reversal of unrealized depreciation on investments disposed of during the respective periods.

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

Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Credit Facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Credit Facility.

Our operating activities used cash and cash equivalents of approximately $24.3 million during the nine months ended September 30, 2013, primarily for the net acquisitions of investments. Our financing activities used cash and cash equivalents of approximately $69.6 million during the nine months ended September 30, 2013, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of approximately $27.2 million during the nine months ended September 30, 2012, primarily for the net acquisitions of investments. Our financing activities provided cash and cash equivalents of approximately $80.7 million during the nine months ended September 30, 2012, being primarily the proceeds of capital contributions from members (prior to the BDC Conversion) and borrowings under the Credit Facility.

As of September 30, 2013, we had cash and cash equivalents resources of approximately $132.4 million, including approximately $70.1 million of restricted cash.  As of the same date, we had approximately $150.0 million undrawn under the Credit Facility, of which approximately $87.8 million was available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2012, we had cash and cash equivalents resources of approximately $187.8 million, including approximately $31.6 million of restricted cash. As of the same date, we had approximately $98.7 million undrawn under the Credit Facility, of which approximately $4.5 million was available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

We monitor and, to the extent practicable, intend to maintain a leverage ratio that is consistent with the leverage ratio maintained by other listed business development companies.

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. On September 27, 2012, WhiteHorse Warehouse drew approximately $51.3 million under that facility. As of September 30, 2013 and December 31, 2012, we had zero and approximately $51.3 million, respectively, in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $87.8 million and approximately $4.5 million, respectively, were available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included 18 loans with a fair value of approximately $183.1 million as of September 30, 2013, and seven loans with a fair value of approximately $144.1 million as of December 31, 2012.

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

All amounts outstanding under the Credit Facility are scheduled to mature on September 27, 2020. Other than as described below in this paragraph, each loan made under the Credit Facility bears interest at an applicable commercial paper rate plus 2.25% (if the lender is a commercial conduit which has funded the loan through the issuance of commercial paper) or at LIBOR plus 2.75% (if the lender is not a commercial paper conduit or has not otherwise funded the loan through the issuance of commercial paper). We also incur a commitment fee of 1.00% per annum on any undrawn balance. Our ability to draw under the Credit Facility is scheduled to terminate 24 months after the closing date of the Credit Facility. At the expiration of the reinvestment period on September 27, 2014, the interest rate on borrowings under the Credit Facility will increase by 0.50%. Following an event of default, the interest rate applicable on obligations under the Credit Facility that are not paid when due will increase by 2.00% per annum. If the commercial paper rate or LIBOR cannot be determined or it is illegal for a lender to charge such rate, then the interest rate applicable under the Credit Facility will be a base rate equal to the highest of the prime rate as announced in The Wall Street Journal, the federal funds rate plus 0.50% or a specified LIBOR, in each case as defined in the Credit Facility.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of 6.50% senior notes due 2020, or the Notes, the net proceeds of which were used to reduce outstanding obligations under our unsecured term loan. Interest on the Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Notes mature on July 31, 2020. The Notes are our direct senior unsecured obligations, rank senior to our unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Unsecured Term Loan

On November 8, 2012, we entered into an unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor. On July 9, 2013, we amended the terms of the unsecured term loan to subordinate the unsecured term loan to the Notes. On July 19, 2013, we further amended the terms of our unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. In this quarterly report on Form 10-Q, we refer to this unsecured term loan and the term loan agreement governing its terms, together, as amended, as the Unsecured Term Loan. Under the terms of the Unsecured Term Loan, with respect to which we pledged no collateral to the lenders, we are required to pay interest monthly at the annual rate, except at our option and under certain other circumstances at one of several other interest rates. The Unsecured Term Loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the Unsecured Term Loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The Unsecured Term Loan includes customary restrictions that limit our ability to pay dividends under certain circumstances, to merge with another entity unless we are the surviving entity following the merger and to amend our organizational documents. Loan Fund II has guaranteed our obligation to make payments under the Unsecured Term Loan. Loan Fund II, as the guarantor of the Unsecured Term Loan, has the right to require the lenders to assign the loan to it under certain circumstances. We are permitted to prepay amounts outstanding under the Unsecured Term Loan in whole or in part without penalty.

Distributions

During the three and nine months ended September 30, 2013, we declared distributions of $0.355 and $1.065 per share, respectively, for total distributions of $5.3 million and $15.9 million, respectively. For the three and nine months ended September 30, 2012, the Company did not have common shares outstanding and therefore distribution information for this period is not provided. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. During the three and nine months ended September 30, 2013, distributions to stockholders did not include a return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2013. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2013 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of September 30, 2013, our investment portfolio consisted of senior secured loans across 17 positions with an aggregate fair value of approximately $214.7 million and a principal balance outstanding of approximately $219.5 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 83.7% variable-rate investments (indexed to LIBOR), which we believe positions our portfolio well for a potential rising interest rate environment. As of September 30, 2013, our portfolio had an average investment size of approximately $12.6 million, with investment sizes ranging from $1.0 million to $27.3 million and a weighted average cash yield of 12.2%.

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

For the three months ended September 30, 2013, WhiteHorse Finance invested approximately $31.0 million in new and existing portfolio companies, offset by net repayments of approximately $54.4 million. Net repayments consisted of gross repayments of approximately $98.3 million, less approximately $43.9 million redeployed in new facilities at some of those same companies through refinancing activity. Gross repayments included approximately $25.4 million related to those refinancings, approximately $6.5 million of scheduled repayments and approximately $66.4 million of unscheduled repayments. On a gross basis, ignoring the impact of refinancings, WhiteHorse Finance invested approximately $74.8 million across nine companies.

For the nine months ended September 30, 2013, WhiteHorse Finance invested approximately $104.4 million in new and existing portfolio companies, offset by net repayments of approximately $69.2 million. Net repayments consisted of gross repayments of approximately $113.1 million, less approximately $43.9 million redeployed in new facilities at some of those same companies through refinancing activity. Gross repayments included approximately $25.4 million related to those refinancings, approximately $12.3 million of scheduled repayments and approximately $75.4 million of unscheduled repayments. On a gross basis, ignoring the impact of refinancings, WhiteHorse Finance invested approximately $148.3 million in 14 companies.

On June 28, 2013, we amended our agreement with GMT Global, extending the maturity date of the loan by one year to June 30, 2014 and receiving additional security enhancements. The annual interest rate on our loan to GMT Global remains unchanged at 25.0%.

On September 16, 2013, Acella Pharmaceuticals, LLC repaid in full our investment in the first lien secured term loan due December 30, 2015. In connection with this repayment, we received approximately $59.7 million in principal and a 3% pre-payment fee.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	0.0%	$—	0.0%

2	171.9	80.1	180.5	100.0

3	42.8	19.9	—	0.0

4	—	0.0	—	0.0

5	—	0.0	—	0.0

Total Portfolio	$214.7	100.0%	$180.5	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. During the three and nine months ended September 30, 2013, we funded commitments of zero and approximately $1.1 million, respectively, that were outstanding as of December 31, 2012. As of September 30, 2013, we had commitments to fund approximately $0.3 million of revolving lines of credit.

Distributions

In order to maintain our status as a RIC and to avoid corporate-level tax on income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

During the three and nine months ended September 30, 2013, we declared to stockholders distributions of $0.355 per share and $1.065 per share for total distributions of $5.3 million and $15.9 million, respectively. The timing and amount of our quarterly distributions, if any, are determined by our board of directors.

While we intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, we may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our status as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and nine months ended September 30, 2013, distributions to stockholders did not include a return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2013. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our dividend reinvestment plan. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2013 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Senior notes	$30.0	$—	$—	$—	$30.0
Unsecured term loan	55.0	—	55.0	—	—
Total contractual obligations	$85.0	$—	$55.0	$—	$30.0

As of September 30, 2013, we had approximately $150.0 million of unused borrowing capacity under the Credit Facility, of which approximately $87.8 million was available to be drawn.

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

Our portfolio consists primarily of debt investments. These investments are valued at their bid quotations obtained from unaffiliated market makers or other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services. For investments where there are no available bid quotations, fair value is derived using proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads and other applicable factors for similar transactions.

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

Assuming that the statement of assets and liabilities as of September 30, 2013 were to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would not significantly impact the value of our portfolio. As of September 30, 2013, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

4.1	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K (File No. 814-00967), filed on July 23, 2013)
4.2	Form of Senior Notes (included as part of Exhibit 4.1)
10.1	First Amendment to Term Loan Agreement, dated as of July 9, 2013 (Incorporated by reference to Exhibit (k)(12) to the Company’s amended registration statement on Form N-2 (File No. 333-187805), filed on July 11, 2013)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 13, 2013	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2013	By	/s/ Alastair G. C. Merrick
Alastair G. C. Merrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

