Form 10-K
period 2013-12-31
WhiteHorse Finance, Inc.
filed 2014-03-12
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 28, 2013 based on the closing price on that date of $15.75 on the NASDAQ Global Select Market was approximately $104.8 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 14,982,857 shares of the registrant’s common stock outstanding as of March 11, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Warehouse (as defined below) and Bayside Financing S.A.R.L.;
•	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
•	“WhiteHorse Warehouse” refers to WhiteHorse Finance Warehouse, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
•	“WhiteHorse Advisers” and the “investment adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“WhiteHorse Administration” and the “administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital; and
•	“Unsecured Term Loan” refers to the $90 million unsecured term loan, as amended, between us, H.I.G. Bayside Loan Opportunity Fund II, L.P., as guarantor, and Citibank, N.A., as sole lead arranger;
•	“Senior Notes” refer to the $30 million senior notes issued on July 23, 2013;
•	“Credit Facility” refers to the $150 million secured revolving credit facility between WhiteHorse Warehouse, as borrower, and the Lender (as defined below), for which Natixis, New York Branch, provides liquidity support, and for which the “Lender” refers, collectively, to the asset-backed commercial paper conduit, together with any additional lenders that may join the Credit Facility in the future;

On December 3, 2012, we converted from a Delaware limited liability company into a Delaware corporation. In this conversion, WhiteHorse Finance, Inc. succeeded the business of WhiteHorse Finance, LLC, and the members of WhiteHorse Finance, LLC became stockholders of WhiteHorse Finance, Inc. In this annual report on Form 10-K, we refer to these transactions as the “BDC Conversion,” and, where applicable, “shares” refer to our units prior to the BDC Conversion and to shares of common stock in our corporation afterward.

Item 1.	Business

General

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, commencing with the fiscal period ended December 31, 2012.

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 million shares at a public offering price of $15.00 per share. Concurrent with the IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement, or the Concurrent Private Placement, exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, at $15.00 per share. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF”.

We are a direct lender targeting debt investments in privately held, small-cap companies located in the United States. We define the small-cap market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, and have a term of three-to-six years. While we focus principally on originating senior secured loans to small-cap companies, we may also make opportunistic investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Adviser

Our investment activities are managed by our investment adviser, WhiteHorse Advisers. WhiteHorse Advisers is an affiliate of H.I.G. Capital and is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments in portfolio companies on an ongoing basis. WhiteHorse Advisers has also agreed to provide us with access to personnel and its investment committee, or the investment committee. WhiteHorse Advisers was organized in May 2012 as a Delaware limited liability company and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our investment advisory agreement with WhiteHorse Advisers, or the Investment Advisory Agreement, we pay WhiteHorse Advisers a base management fee and an incentive fee for its services.

WhiteHorse Advisers entered into a staffing agreement, or the Staffing Agreement, with an affiliate of H.I.G. Capital under which the affiliate has agreed to make experienced investment professionals available to WhiteHorse Advisers and to provide access to its senior investment personnel to enable WhiteHorse Advisers to perform all of the investment adviser’s obligations under the Investment Advisory Agreement. The Staffing Agreement provides WhiteHorse Advisers with access to deal flow generated by H.I.G. Capital in the ordinary course of business and commits certain members of H.I.G. Capital’s investment committee to serve as members of WhiteHorse Advisers’ investment committee. In addition, under the Staffing Agreement, H.I.G. Capital is obligated to allocate investment opportunities among its managed affiliates fairly and equitably over time in accordance with its allocation policy. Through the Staffing Agreement, WhiteHorse Advisers takes advantage of the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of H.I.G. Capital’s senior investment professionals.

An affiliate of our investment adviser, WhiteHorse Administration, under an administrative agreement, or the Administrative Agreement, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the small-cap market. As of December 31, 2013, H.I.G. Capital managed over $15 billion of capital across multiple investment funds supported by approximately 250 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

Investment Strategy

Our investment strategy is to generate current income and capital appreciation primarily by originating secured loans. Our typical investment size ranges from $10 million to $50 million. The proceeds of our loans are used for a variety of purposes, including refinancings of existing debt, acquisition financing, or working capital to support growth or realignment. While we focus principally on originating senior secured loans to small-cap companies, including first lien and second lien facilities, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We may also invest in assets consistent with our investment strategy indirectly through the acquisitions of interests in other investment companies. We generate current income through the receipt of interest payments, origination and other fees, and dividends. Our typical loans carry a floating interest rate based on LIBOR plus a spread, have a term of three to six years, are secured by all tangible and intangible assets of the borrower and include covenants, monitoring and information rights in favor of the lender.

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

Investment Process Overview

Sourcing.  Our deal flow and idea generation for small-cap investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the small-cap business community. Built over the past 19 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to small-cap companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 250 investment professionals in each of its 13 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 15 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	251.7	92.4	180.5	100.0
3	20.7	7.6	—	0.0
4	—	0.0	—	0.0
5	—	0.0	—	0.0
Total Portfolio	$272.4	100.0%	$180.5	100.0%

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

Competition

Our primary competitors that provide financing to small-cap companies include public and private investment funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. As the economic recovery continues, we expect that we may face enhanced competition in the future. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — The competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by WhiteHorse Advisers. We have a chief executive officer, chief financial officer, chief operating officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Under the Investment Advisory Agreement and the Administration Agreement, WhiteHorse Advisers and WhiteHorse Administration, respectively, have agreed to provide us with access to personnel, an investment committee and certain other resources so that we may perform our obligations as collateral manager under the Credit Facility. Our officers are employees of an affiliate of WhiteHorse Administration, an affiliate of WhiteHorse Advisers, and our allocable portion of the cost of our chief financial officer, chief operating officer and chief compliance officer along with their respective staffs is paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of WhiteHorse Advisers. See “Item 1 — Business — Management Agreements — Administration Agreement.”

MANAGEMENT AGREEMENTS

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

In addition, WhiteHorse Advisers provides us with access to personnel and an investment committee. WhiteHorse Advisers’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, we pay WhiteHorse Advisers a fee for investment management services consisting of a base management fee and an incentive fee.

Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excluded cash and cash equivalents from the calculation of the base management fee for the calendar quarters ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013, and ending March 31, 2014.

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

Incentive fee = (100% × “catch-up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))

= (100.0% × (Pre-Incentive Fee Net Investment Income – 1.75%)) + 0%

= 100.0% × (1.95% – 1.75%)

= 100.0% × 0.20%

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

Incentive fee = (100% × “catch-up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))

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

Duration and Termination

The Investment Advisory Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on September 18, 2012. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from its execution date. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Item 1A — Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital, our investment adviser and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors voted unanimously to approve the Investment Advisory Agreement. In reaching its decision to approve the Investment Advisory Agreement, our board of directors considered information it received relating to:

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

Based on the information that the board of directors reviewed, the considerations detailed above and further discussions, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the investment adviser, determined that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer, chief operating officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration
also provides managerial assistance on our behalf to portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

REGULATION

We have elected to be treated as a business development company under the 1940 Act and as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless such change is approved by a majority of our outstanding voting securities.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the CFTC as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act.

Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental and may be changed without stockholder approval.

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, where a business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Our administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse our administrator for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests (as defined below) in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional debt or equity capital.”

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors determines that such sale is in our best interests and that of our stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering our policies and procedures.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our investment adviser. The Proxy Voting Policies and Procedures of our investment adviser are described below. The guidelines are reviewed periodically by our investment adviser and our non-interested directors and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to our investment adviser.

Introduction

As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We vote proxies relating to our clients’ portfolio securities in what we perceive to be the best interest of our clients’ shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. In most cases, we will vote in favor of proposals that we believe are likely to increase the value of our clients’ portfolio securities. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts, including to us, and may request guidance on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how we voted proxies by making a written request for proxy voting information to: Investor Relations, 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131, or by calling us collect at (305) 381-6999.

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

We restrict access to non-public personal information about our stockholders to employees of investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

The NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. We are in compliance with such corporate governance listing standards applicable to business development companies.

Election to Be Taxed as a RIC

As a business development company, we elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, plus the excess of any gross income exempt from U.S. federal income tax under Section 103(a) of the Code over deductions related to such tax-exempt income. In this annual report on Form 10-K, we refer to this distribution requirement as the “Annual Distribution Requirement.”

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax will be considered to have been distributed. We intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

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

Failure to Qualify as a RIC

If we are unable to qualify for continued treatment as a RIC and if certain cure provisions below were not available, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. To the extent that we pay our required distributions and such distributions are in excess of our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next 10 years.

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

In addition, in the case of non-U.S. stockholders, ATRA provided for a one-year extension (as well as the retroactive application to the beginning of 2012) of the special exemption from withholding for “interest-related dividends” and “short-term capital gain dividends.” Accordingly, for our taxable years beginning prior to January 1, 2014, properly designated dividends received by a non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) were paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year). There can be no assurance that this provision will be further extended and, depending on the circumstances, we may designate all, some or none of our potentially eligible dividends as such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. Additionally, a portion of our distributions (e.g., interest from non-U.S. sources or any foreign currency gains) would be ineligible for this potential exemption from withholding. In order to qualify for this exemption from withholding, a non-U.S. stockholder must comply with applicable certification requirements relating to its non-U.S. status (including, in general, furnishing an IRS Form W-8BEN or an acceptable substitute or successor form). In the case of shares held through an intermediary, the intermediary could withhold even if we designate the payment as qualified net interest income or qualified short-term capital gain. Non-U.S. stockholders should contact their intermediaries with respect to the application of these rules to their accounts.

Other Regulatory Considerations

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons of us and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by business development companies with affiliates to prohibit “joint” transactions among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we are unable to invest in any issuer in which another account sponsored or managed by our investment adviser has previously invested.

We and the investment adviser and other affiliates have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by the investment adviser where such investment is consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by the investment adviser may afford us additional investment opportunities and the ability to achieve greater diversification.

Under the terms of the relief we have requested, a “required majority”(as defined in Section 57(o) of the 1940 Act) of our independent directors would make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. There is no assurance that our application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

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

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we will generally acquire and dispose of our investments in privately negotiated transactions, we will infrequently use brokers in the normal course of our business. Subject to policies established by our board, our investment adviser will be primarily responsible for the execution of the publicly traded securities portion of our portfolio transactions and the allocation of brokerage commissions. Our investment adviser does not expect to execute transactions through any particular broker or dealer, but will seek to obtain the best net results for WhiteHorse Finance, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While our investment adviser generally will seek reasonably competitive trade execution costs, WhiteHorse Finance will not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, our investment adviser may select a broker based partly upon brokerage or research services provided to our investment adviser and WhiteHorse Finance and any other clients. In return for such services, we may pay a higher commission than other brokers would charge if our investment adviser determines in good faith that such commission is reasonable in relation to the services provided.

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

Risks Relating to Economic Conditions

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to our Business and Structure

We have a limited operating history.

We were organized in December 2011 and closed our IPO on December 10, 2012. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially.

The lack of experience of our investment adviser in operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. While our investment adviser has experience investing in securities of U.S. private or thinly traded public companies, neither we nor our investment adviser had any experience operating under these constraints prior our IPO, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objectives. As a result, we cannot assure you that our investment adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% eligible portfolio company test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing in assets that we deem to be attractive.

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

We are an externally managed business development company, and therefore we do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of our investment adviser to achieve our investment objectives. We expect that our investment adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement.

Our investment adviser is an affiliate of H.I.G. Capital and will, in turn, depend upon access to the investment professionals and other resources of H.I.G. Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. WhiteHorse Advisers will also depend on H.I.G. Capital to obtain access to deal flow generated by the professionals of H.I.G. Capital. Under the Staffing Agreement, an affiliate of H.I.G. Capital has agreed to provide our investment adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that the affiliate will make available to WhiteHorse Advisers experienced investment professionals and access to the senior investment personnel of H.I.G. Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that the affiliate of H.I.G. Capital will fulfill its obligations under the agreement. If the affiliate fails to perform, we cannot assure you that our investment adviser will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of H.I.G. Capital and its affiliates or their market knowledge and deal flow.

We depend upon the senior professionals of H.I.G. Capital to maintain relationships with sources of investment opportunities, and we intend to rely to a significant extent upon these relationships. We cannot assure you that these individuals will continue to provide investment advice to us. If these individuals, including the members of the investment committee, are no longer employed by our investment adviser or an affiliate of our investment adviser, or fail to maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of H.I.G. Capital have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

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

We may be unable to complete or integrate acquisitions effectively, which may adversely affect our growth, profitability and results of operations.

We expect acquisitions of businesses and assets to play a role in our future growth. We cannot be certain that our Adviser will be able to identify attractive acquisition targets or that we will obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for attractive acquisition opportunities may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. These and other acquisition-related factors may negatively and adversely impact our growth, profitability and results of operations.

If our investment adviser is unable to manage our investments effectively, we may be unable to achieve our investment objectives.

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our business. This depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria, which depends on the ability of H.I.G. Capital to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our investment adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our investment adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of H.I.G. Capital who are made available to our investment adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies, either of which activities could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not replicate the historical results achieved by other entities managed or sponsored by members of the investment committee or by H.I.G. Capital or its affiliates.

Our primary focus in making investments generally differs from that of existing investment funds, accounts or other investment vehicles that are or have been managed by members of the investment committee or sponsored by H.I.G. Capital or its affiliates. Past performance is not a guarantee of future results, and there can be no assurance that we will achieve comparable results. In addition, investors in our securities are not acquiring an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of the investment committee or sponsored by H.I.G. Capital or its affiliates. While we may consider co-investing in portfolio investments with other investment funds, accounts or investment vehicles managed by members of the investment committee or sponsored by H.I.G. Capital or its affiliates, our ability to make such investments will be limited by the 1940 Act, including, potentially, requiring the prior approval of our independent directors and, in some cases, exemptive relief from the SEC. We have submitted an application for exemptive relief in relation to certain joint transactions. We can offer no assurance that we will obtain such approvals or exemptive relief or develop opportunities that comply with such limitations. We also cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated.

The competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make in small-cap companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Some of our potential competitors are larger and have greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of loss.

We have elected to be treated as a RIC. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute generally an amount at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility, the Unsecured Term Loan or otherwise, we may become subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid small-cap private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our investors.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

As a RIC, we must distribute to our stockholders each taxable year generally an amount at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. For U.S. federal income tax purposes, we may be required to include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest would be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on September 27, 2014, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Warehouse to us. Also, if we do not meet certain coverage tests under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility.

As a result, we may have difficulty meeting the minimum distribution requirement for RICs. Accordingly, we may have to sell or otherwise dispose of some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate-level income tax. See “Item 1 — Business — Regulation — Taxation as a RIC.”

If our distributions exceed our current and accumulated earnings and profits, such excess distributions will be treated first as a return of capital to the extent of a stockholder’s tax basis in his or her shares and then as capital gain. A return of capital is a return of the original capital invested by a stockholder rather than of our income or gains. Reducing a stockholder’s tax basis will have the effect of increasing his or her gain (or reducing loss) on a subsequent sale of shares.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to our investment adviser.

Certain of our debt investments may contain provisions providing for the payment of PIK interest, which increases the loan balance of the underlying loan in lieu of receiving cash interest, causing interest to compound on such higher loan balance. PIK interest increases our assets under management and, because the base management fee that we pay to our investment adviser is based on the value of our consolidated gross assets, PIK interest increases the base management fee we pay. This increase in interest income from the higher loan balance increases our pre-incentive fee net investment income and the incentive fees that we pay to our investment adviser.

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

The use of leverage magnifies the potential for gain or loss on amounts invested. We have incurred leverage through the Credit Facility, the Unsecured Term Loan and the Senior Notes and, from time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may also borrow from, and issue senior securities to, banks, insurance companies and other lenders. Holders of these senior securities have and will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. WhiteHorse Warehouse has pledged, and expects to continue to pledge, all or substantially all of its assets. WhiteHorse Warehouse has granted, and may in the future grant, a security interest in all or a portion of its assets under the Credit Facility. In addition, under the terms of the Credit Facility, we must use the net proceeds of any investments that we sell to repay amounts then due with respect to our debt and certain other amounts owing under the Credit Facility before applying such net proceeds to other uses, such as distributing them to our stockholders.

If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than had we not borrowed. Such a decline would negatively affect our ability to make dividend payments on our common stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our investment adviser.

As a business development company, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which is calculated based on all of our outstanding borrowings and any preferred stock, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not make distributions. The amount of leverage that we employ will depend on our investment adviser’s and our board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility, the Unsecured Term Loan and the Senior Notes or obtain other credit at all or on terms acceptable to us.

In addition, the Credit Facility, the Unsecured Term Loan and the Senior Notes impose, and the terms of any other indebtedness that we incur in the future could impose, financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	(14.4)%	(8.4)%	(2.4)%	3.6%	9.6%

(1)	Assumes $374.2 million in total assets, $110.0 million in debt outstanding and $227.0 million in net assets as of December 31, 2013, and an average cost of funds of 4.86%, which is our weighted average borrowing cost as of December 31, 2013.

Based on our outstanding indebtedness of $110.0 million and the effective annual interest rate of 4.86% as of December 31, 2013, our investment portfolio must experience an annual return of at least 1.96% to cover annual interest payments on our outstanding indebtedness.

We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.

On November 8, 2012, we entered into the Unsecured Term Loan and borrowed $90.0 million and on July 23, 2013, we completed a public offering of $30.0 million of aggregate principal of Senior Notes. There are several circumstances under which an event of default may occur under these debt agreements, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

Upon the occurrence of an event of default, our lenders may exercise customary remedies, including declaring all amounts due and payable. Any of these developments would have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with the Credit Facility.

On September 27, 2012, WhiteHorse Warehouse, our wholly owned subsidiary, entered into the Credit Facility. As a result of the Credit Facility, we are subject to a variety of risks, including those set forth below.

Our interests in WhiteHorse Warehouse are subordinated.

We own 100% of the equity interests in WhiteHorse Warehouse and have agreed under the Risk Retention Letter to continue to own all of such equity interests for the life of the Credit Facility. We consolidate the financial statements of WhiteHorse Warehouse in our consolidated financial statements and treat the indebtedness of WhiteHorse Warehouse as our leverage for purposes of compliance with the 1940 Act. Our equity interests in WhiteHorse Warehouse are subordinated in priority of payment to its obligations to its debt holders and its service providers. All of these persons have claims superior to our claims as equity interest holder in any liquidation of WhiteHorse Warehouse.

We may not receive cash from WhiteHorse Warehouse.

We expect to receive cash from WhiteHorse Warehouse as distributions on our equity interests in WhiteHorse Warehouse. In addition, WhiteHorse Warehouse may make payments to us in our capacity as its collateral manager. We will receive distributions on our equity interests in WhiteHorse Warehouse only to the extent cash is available and permitted to be distributed under the Credit Facility. WhiteHorse Warehouse may not receive sufficient cash to make equity distributions, in which case we would not be entitled to receive equity distributions from WhiteHorse Warehouse and, as a result, we would be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. Limitations under the Credit Facility will impair our ability to sell investments owned by WhiteHorse Warehouse, and we may not be able to sell such investments. These limitations include prior satisfaction of certain coverage tests and collateral quality tests, the minimum price at which we may sell such investments and the amount of investments we may sell within a certain timeframe.

Under the Credit Facility, there are two coverage tests that WhiteHorse Warehouse must meet on specified compliance dates in order to permit WhiteHorse Warehouse to make new borrowings under the Credit Facility and to make equity distributions to us in the ordinary course — an interest coverage test and an overcollateralization test. To meet the interest coverage test, WhiteHorse Warehouse must receive interest payments on the loans it holds in an aggregate amount equal to greater than 200% of the interest payable to the Lender plus certain capped fees, expenses and indemnities. The overcollateralization test compares, at any given time, the borrowing base under the Credit Facility to (1) the aggregate outstanding principal amount of all Lender advances, (2) the excess of certain unfunded commitments on loans over the amount reserved with respect to such loans and (3) the amount due for any unsettled purchases of loans at such time. To meet the overcollateralization test, this ratio must exceed a minimum specified amount set forth in the Credit Facility and related documentation. If either of these coverage tests is not met on a compliance date, then WhiteHorse Warehouse must apply cash available under the priority of payments in the Credit Facility to pay down principal under the Credit Facility and the Collateral Manager may then make deposits into an unfunded commitment reserve account until such coverage tests are satisfied. If we fail to receive cash from WhiteHorse Warehouse, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. Limitations under the Credit Facility will impair our ability to sell investments owned by WhiteHorse Warehouse, and we may not be able to sell such investments.

WhiteHorse Warehouse may experience an event of default and acceleration under the Credit Facility, which would have a material adverse effect on us.

There are several circumstances under which an event of default may occur under the Credit Facility, some of which relate to the performance of the assets of WhiteHorse Warehouse or the performance by WhiteHorse Warehouse of its obligations under the Credit Facility. The Credit Facility also includes certain customary events of default, such as (1) a breach of representations, warranties or covenants by us as collateral manager or by WhiteHorse Warehouse under the Credit Facility or failure on our part, or on the part of WhiteHorse Warehouse, to perform such obligations, (2) if we become insolvent, (3) if neither we, an affiliate approved by the required lenders under the Credit Facility or any successor collateral manager appointed in accordance with the Collateral Management Agreement is collateral manager, (4) if certain change of control events occur with respect to us or WhiteHorse Warehouse, as further described in this prospectus, or (5) if we, one of our executive officers or certain of our affiliates commits a specified bad act. The occurrence of an event of default could, among other consequences, (a) prevent us from making distributions to our stockholders sufficient to maintain our status as a RIC, or at all, (b) terminate the reinvestment period under the Credit Facility, if it is then in effect, and (c) permit the facility agent to assume the management of WhiteHorse Warehouse’s portfolio and to direct the liquidation of its assets. Any of these developments could or would have a material adverse effect on our business, financial condition and results of operations. Upon the occurrence of an event of default, the Lender may exercise customary remedies, including declaring all amounts due and payable under the Credit Facility, blocking distributions in respect of the equity of WhiteHorse Warehouse or selling assets, including selling assets at a lower price than what might otherwise be achieved in an orderly liquidation.

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

We are exposed to risks associated with changes in interest rates, and since we intend to use debt to finance our investments, changes in interest rates may affect our cost of capital and net investment income.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we use debt to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, unless we register with the CFTC as a commodity pool operator.

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

The members of the investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our investment adviser or its affiliates. Similarly, our investment adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of the investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our investment adviser and its affiliates. Our investment objectives may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our investment adviser. Our investment adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, the opportunity will be allocated in accordance with our investment adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our investment adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our investment adviser’s allocation policy provides for investments to be allocated on a random or rotational basis to assure that all of its clients have fair and equitable access to such investment opportunities.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth, and such capital may not be available on favorable terms, or at all.

We will need additional capital to fund growth in our investment portfolio. In addition to the Credit Facility, the Unsecured Term Loan and the Senior Notes, we may issue debt or equity securities or borrow from financial institutions in order to obtain additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. We are and will continue to be required to distribute generally an amount at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

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

In the course of our investing activities, we will pay management and incentive fees to our investment adviser. The incentive fee payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our consolidated gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our consolidated gross assets, our investment adviser will benefit when we incur debt or use leverage. The use of leverage will increase the likelihood of default, which would disfavor the holders of our common stock.

Under the incentive fee structure, our investment adviser may benefit when capital gains are recognized and, because our investment adviser determines when a holding is sold, our investment adviser controls the timing of the recognition of such capital gains. Our board is charged with protecting our interests by monitoring how our investment adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors periodically review our investment adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our investment adviser or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our investment adviser depend, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the investment adviser and the payment of such incentive fees.

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

Many of our portfolio investments are expected to be made in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith as described elsewhere in this annual report on Form 10-K. In connection with that determination, investment professionals from our investment adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. John Bolduc and Jay Carvell, have an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our investment adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our investment adviser is based, in part, on our consolidated gross assets.

Conflicts related to other arrangements with our investment adviser or its affiliates.

We have entered into a License Agreement with an affiliate of H.I.G. Capital under which we have been granted a non-exclusive, royalty-free license to use the name “WhiteHorse.” In addition, we pay to WhiteHorse Administration our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer, chief operating officer and chief compliance officer along with their respective staffs. This may create conflicts of interest that our board of directors must monitor.

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

In situations where co-investment with other accounts managed by our investment adviser or its affiliates is not permitted or appropriate, H.I.G. Capital and our investment adviser must decide which client will proceed with the investment. Our investment adviser’s allocation policy provides, in such circumstances, for investments to be allocated on a random or rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by our investment adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

Our ability to participate in follow-on investments or to sell or otherwise exit investments in which investment funds, accounts or investment vehicles managed by H.I.G. Capital also has an investment may be restricted.

We may be considered affiliates with respect to certain of our portfolio companies because certain investment funds, accounts or investment vehicles managed by H.I.G. Capital also hold interests in these portfolio companies and, as such, these interests may be considered a joint enterprise under the 1940 Act. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to participate in follow-on investments or to exit certain of these transactions, our ability to do so is limited. We have submitted an application for exemptive relief in relation to certain joint transactions; however, it is unlikely that we will obtain relief that would permit us to negotiate future restructurings or other transactions that may be considered a joint enterprise.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment and estimation.

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

We generally invest in private companies. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company or if an investment is held by one of our subsidiaries and is subject to contractual limitations on sale, such as the limitations on transfer of assets under certain circumstances under the Credit Facility. See “Item 1A — Risk Factors — Risks Relating to our Business and Structure — We are subject to risks associated with the Credit Facility.”

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

We and our portfolio companies will be subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The Dodd-Frank Act impacts many aspects of the financial services industry and requires the adoption of many implementing regulations that will continue for several years following its enactment. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. The Dodd-Frank Act, including rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this prospectus and may shift our investment focus from the areas of expertise of our investment adviser to other types of investments in which our investment adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Our board of directors may change our investment objectives, operating policies and strategies without prior notice or stockholder approval.

Our board has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions.

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

WhiteHorse Administration has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If WhiteHorse Administration resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by WhiteHorse Administration. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows, and the value of an investment in our securities may decline.

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

We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012 until the earliest of:

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

Under current SEC rules, after completion of this offering, we will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and related rules and regulations of the SEC, and under the JOBS Act. Thereafter, we will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our securities may be adversely affected.

We are highly dependent on information systems and systems failures could have a material adverse effect on our business, financial condition and results of operations.

Our business is highly dependent on the communications and information systems of H.I.G. Capital, to which we have access through our administrator. In addition, certain of these systems are provided to H.I.G. Capital by third-party service providers. Any failure or interruption of such systems, including as a result of the termination of an agreement with any such third-party service provider, could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and financial condition.

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

Mezzanine Loans; Unsecured Loans.  Our mezzanine investments are generally subordinated to senior loans and are generally unsecured. This may result in greater risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “Risk Factors — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since, generally, we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

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

We are a non-diversified investment company within the meaning of the 1940 Act, and, therefore, we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer. Our portfolio is concentrated in a limited number of portfolio companies and industries, which subjects us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

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

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may borrow under a credit facility in currencies selected to minimize our foreign currency exposure or, to the extent permitted under the 1940 Act and applicable commodities laws, use instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions caused by these risks does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.

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

Risks Relating to an Investment in our Senior Notes

The Senior Notes are unsecured and therefore effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Senior Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Senior Notes.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Senior Notes are obligations exclusively of WhiteHorse Finance, Inc. and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the Senior Notes, and the Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or establish in the future.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiary and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Senior Notes.

The Indenture under which the Senior Notes will be issued, or the Indenture, will contain limited protection for holders of the Senior Notes.

The Indenture under which the Senior Notes will be issued offers limited protection to holders of the Senior Notes. The terms of the Indenture and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Senior Notes. In particular, the terms of the Indenture and the Senior Notes will not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the Senior Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the Senior Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of the asset coverage requirement under Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Senior Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the Indenture will not require us to offer to purchase the Senior Notes in connection with a change of control or any other event.

Furthermore, the terms of the Indenture and the Senior Notes do not protect holders of the Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Senior Notes may have important consequences for you as a holder of the Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes or negatively affecting the trading value of the Senior Notes.

Certain of our current debt instruments include more protections for their holders than the Indenture and the Senior Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the Indenture and the Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes.

An active trading market for the Senior Notes may not develop, which could limit the market price of the Senior Notes or your ability to sell them. We do not intend to have the Senior Notes rated. If a rating agency assigns the Senior Notes a non-investment grade rating or the Senior Notes are not rated, the Senior Notes may be subject to greater price volatility than similar securities without such a rating. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

We cannot provide any assurances that an active trading market will continue to exist for the Senior Notes or that holders will be able to sell their Senior Notes at a particulate time or at a favorable price. The Senior Notes have traded at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. If a rating agency assigns the Senior Notes a non-investment grade rating, the Senior Notes may be subject to greater price volatility than securities of similar maturity without such a non-investment grade rating. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

We may choose to redeem the Senior Notes when prevailing interest rates are relatively low.

On or after July 31, 2016, we may choose to redeem the Senior Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Senior Notes. If prevailing rates are lower at the time of redemption, holders would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Senior Notes being redeemed. Our redemption right also may adversely impact holders’ ability to sell the Senior Notes as the optional redemption date or period approaches.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e. the amount of debt may not exceed 50% of the value of our assets). We have agreed in the covenant in the Indenture not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. As a result, we may be able to incur additional indebtedness in the future and, therefore, risks associated with an investment in the Senior Notes may increase.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the Senior Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under a law (commonly known as “FATCA”) that was enacted in 2010. This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of the Senior Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Senior Notes.

Risks Relating to an Investment in our Common Stock

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

Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

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

FATCA withholding may apply to payments to certain foreign entities.

Effective July 1, 2014, withholding of U.S. tax at a 30% rate will be required on payments of dividends and (effective January 1, 2017) redemption proceeds and certain capital gain dividends paid to certain non-U.S. entities that fail to comply with certain information reporting, identification, certification, and related requirements imposed by FATCA. Stockholders and persons intended to hold common stock should consult their tax advisors regarding FATCA and how it may affect an investment in our stock.

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

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” The following table sets forth, for each fiscal quarter from December 5, 2012 to December 31, 2013, the net asset value, or NAV, per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our NAV per share and quarterly distributions per share.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Declared Distributions
Period	NAV(1)	High	Low
Fiscal year ended December 31, 2013
Fourth Quarter	$15.16	$15.74	$14.63	3.8%	3.5%	$0.355
Third Quarter	15.09	15.85	14.71	5.0	2.5	0.355
Second Quarter	15.04	15.99	14.35	6.3	4.6	0.355
First Quarter	15.18	15.83	14.71	4.3	3.1	0.355
Fiscal year ended December 31, 2012
Fourth Quarter(3)	$15.30	$14.81	$13.90	(3.2)%	9.2%	$0.108

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	From December 5, 2012 to December 31, 2012.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to net asset value is separate and distinct from the risk that our net asset value will decrease.

The last reported closing market price of our common stock on March 11, 2014 was $14.21 per share. As of March 11, 2014, we had 15 stockholders of record.

Distributions

The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We have elected to be treated as a RIC under Subchapter M of the Code and intend to maintain such treatment. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years on which we paid no U.S. federal income tax.

The following table lists the quarterly distributions per share declared since the closing of our IPO on December 10, 2012.

		Distributions Declared
Record Dates	Payment Dates	Per Share	Dollar amount (in thousands)
Fiscal year ended December 31, 2013(1)
December 19, 2013	January 3, 2014	$0.355	$5,317
September 20, 2013	October 3, 2013	0.355	5,317
June 21, 2013	July 3, 2013	0.355	5,311
March 22, 2013	April 3, 2013	0.355	5,312
Total(2)		$1.420	$21,257
Fiscal year ended December 31, 2012
December 28, 2012	January 8, 2013	$0.108	$1,616
Total		$0.108	$1,616

(1)	For foreign stockholders, 97.7% of distributions from ordinary income may be considered as qualifying to be taxed as interest-related dividends.
(2)	$0.084 of the Company’s December 19, 2013, record date distribution is deemed paid, for tax purposes, during 2014.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. If we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or dilution would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Sale of Unregistered Securities

Immediately prior to the closing of our IPO on December 10, 2012, we sold 472,673 shares of common stock to certain of our directors and officers, our investment adviser, the managers of our investment adviser and the immediate family members or entities owned by, or family trusts for the benefit of, such persons in the Concurrent Private Placement at a price of $15.00 per share, resulting in aggregate net cash proceeds to us of approximately $7.1 million. The Concurrent Private Placement was conducted in reliance on Rule 506 under Regulation D of the Securities Act.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2013 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2013 and 2012, and has been derived from our financial statements that were audited by Crowe Horwarth LLP, an independent registered public accounting firm.

	As of and for the years ended
	December 31, 2013	December 31, 2012(1)
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$37,617	$44,793
Base management fee	4,811	306
Performance-based incentive fee	4,800	—
All other expenses	8,696	2,286
Net investment income	19,310	42,201
Net realized loss on investments	—	(2,754)
Net change in unrealized (depreciation) appreciation on investments	(280)	111
Net increase in net assets resulting from operations	19,030	39,558
Per share data:
Net asset value	15.16	15.30
Net investment income	1.29	N/A	(2)
Net realized loss on investments	—	N/A	(2)
Net change in unrealized appreciation on investments	(0.02)	N/A	(2)
Net increase in net assets resulting from operations	1.27	N/A	(2)
Per share distributions declared	1.42	0.108
Dollar amount of distributions declared	21,257	1,616
Balance Sheet data at period end:
Investments, at fair value	$272,439	$180,488
Cash and cash equivalents	92,905	156,123
Restricted cash and cash equivalents	3,078	31,646
Other assets	5,731	5,025
Total assets	374,153	373,282
Total liabilities	147,151	144,233
Total net assets	227,002	229,049
Other data:
Weighted average annualized yield on income producing investments at fair value(3)	11.4%	14.2%
Number of portfolio investments at period end	21	8

(1)	Includes the financial information of WhiteHorse Finance, LLC for the period prior to the BDC Conversion.
(2)	Prior to December 4, 2012, we did not have common stock outstanding, and, therefore, per share information for the period presented is not meaningful.
(3)	Weighted average yield on income producing investments is computed by dividing (a) annualized interest income (other than interest income resulting from amortization of fees and discounts) on accruing loans and debt securities by (b) the total fair value of income producing investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the ability of our portfolio companies to achieve their objectives;
•	our ability to consummate new investments and the impact of such investments;
•	our contractual arrangements and relationships with third parties;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the impact of increased competition;
•	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
•	our expected financings and investments;
•	our ability to pay dividends or make distributions;
•	the adequacy of our cash resources and working capital;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
•	the impact of future acquisitions and divestitures.

We use words such as “may,” “might,” “will,” “intends,” “should,” “could,” “can,” “would,” “expects,” “believes,” “estimates,” “anticipates,” “predicts,” “potential,” “plan” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Item 1A — Risk Factors” and elsewhere in this annual report on Form 10-K.

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

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we elected to be treated as a regulated investment company under Subchapter M of the Code.

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

Our investment activities are managed by WhiteHorse Advisers and supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under our Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. See “Item 1 — Business — Management Agreements — Investment Advisory Agreement.” We have also entered into an Administration Agreement with WhiteHorse Administration. Under our Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. At both dates, the majority of our portfolio comprised of senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originated or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Expenses

Our primary operating expenses include (1) investment advisory fees to WhiteHorse Advisers; (2) the allocable portion of overhead under the Administration Agreement; (3) the interest expense on our outstanding debt; and (4) other operating costs as detailed below. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. See “Item 1 — Business—Management Agreements — Investment Advisory Agreement” and “Item 1 — Business — Management Agreements — Administration Agreement.”

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

Recent Developments

On March 10, 2014, the Company declared a distribution of $0.355 per share in respect to the quarter ending March 31, 2014 to stockholders of record as of March 20, 2014. The distribution is payable on April 3rd, 2014.

Consolidated Results of Operations

The consolidated results of operations for the year ended December 31, 2013 are not directly comparable to the prior year, since the year ended December 31, 2012 includes operating results prior to the BDC Conversion and prior to the execution of our Investment Advisory Agreement, Administration Agreement and certain of our debt agreements.

Investment Income

Investment income for the years ended December 31, 2013 and 2012, respectively, totaled approximately $37.6 million and approximately $44.8 million and was primarily attributable to interest and fees earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of approximately $3.5 million and approximately $2.3 million for the years ended December 31, 2013 and 2012, respectively. Investment income was lower during 2013 than during 2012 primarily because we distributed assets of approximately $102.9 million to members of WhiteHorse Finance, LLC prior to the BDC Conversion.

Operating Expenses

Expenses were approximately $18.3 million and approximately $2.6 million for the years ended December 31, 2013 and 2012, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) totaled approximately $5.3 million and approximately $1.1 million for the years ended December 31, 2013 and 2012, respectively. Base management fees and performance-based incentive fees totaled approximately $4.8 million and approximately $4.8 million, respectively, for the year ended December 31, 2013, and approximately $0.3 million and zero, respectively, for the year ended December 31, 2012. In accordance with the Investment Advisory Agreement and WhiteHorse Advisers’ agreement to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement, cash and cash equivalents were excluded from the calculation of base management fees for the years ended December 31, 2013 and 2012. Administrative fees totaled approximately $1.2 million and approximately $0.1 million for the years ended December 31, 2013 and 2012, respectively.

Interest expense, investment advisory fees or administrative fees incurred were lower during 2012 than during 2013 because the Investment Advisory Agreement and Administration Agreement were not in effect until after the BDC Conversion. Furthermore, our debt agreements, described in further detail below, were not in place for the full year ended December 31, 2012.

Net Realized and Unrealized Losses on Investments

There were no realized gains or losses for the year ended December 31, 2013. We incurred realized losses of $2.8 million for the year ended December 31, 2012. These losses were attributable primarily to assets distributed to the members of WhiteHorse Finance, LLC prior to the completion of the BDC Conversion.

For the year ended December 31, 2013, we incurred net unrealized depreciation of approximately $0.3 million, due to net negative credit related adjustments which caused a decrease in fair value and the reversal of unrealized appreciation or depreciation on investments disposed of during the year.

For the year ended December 31, 2012, we experienced net unrealized appreciation of approximately $0.1 million due to net positive credit related adjustments which caused an increase in fair value and the reversal of unrealized appreciation or depreciation on investments disposed of during the year.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, the Credit Facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings under the Credit Facility. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities used cash and cash equivalents of approximately $13.3 million during the year ended December 31, 2013, primarily for the net acquisitions of investments. Our financing activities used cash and cash equivalents of approximately $49.9 million during the year ended December 31, 2013, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities provided cash and cash equivalents of approximately $31.4 million during the year ended December 31, 2012, primarily from the net disposition of investments. Our financing activities provided cash and cash equivalents of approximately $124.7 million during the year ended December 31, 2012, primarily from borrowings under the Credit Facility.

As of December 31, 2013, we had cash and cash equivalents resources of approximately $96.0 million, including approximately $3.1 million of restricted cash. As of the same date, we had approximately $125.0 million undrawn under the Credit Facility, of which approximately $95.0 million was available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. On September 27, 2012, WhiteHorse Warehouse drew approximately $51.3 million under that facility. As of December 31, 2013 and 2012, respectively, we had approximately

$25.0 million and approximately $51.3 million, in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $95.0 million and approximately $4.5 million, respectively, were available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of approximately $206.8 million and approximately $144.1 million as of December 31, 2013 and 2012, respectively.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of 6.50% senior notes due 2020, or the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under our unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations, rank senior to our unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Unsecured Term Loan

On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Distributions

During the years ended December 31, 2013 and 2012, we declared distributions of $1.42 and $0.108 per share, respectively, for total distributions of $21.3 million and $1.6 million. Prior to the BDC Conversion, the Company did not have common shares outstanding. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. The specific tax characteristics of the distribution are reported to stockholders on Form 1099-DIV after the end of the calendar year 2013 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 88.4% variable-rate investments (indexed to LIBOR), which we believe positions our portfolio well for a potential rising interest rate environment. As of December 31, 2013, our portfolio had an average investment size of approximately $13.0 million, with investment sizes ranging from $1.0 million to $33.6 million and a weighted average cash yield of 10.9%.

As of December 31, 2012, our investment portfolio consisted of senior secured loans across eight positions with an aggregate fair value of approximately $180.5 million and a principal balance outstanding of approximately $181.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of 73.1% variable-rate investments (indexed to LIBOR). As of December 31, 2012, our portfolio had an average investment size of $22.6 million, with investment sizes ranging from $1.4 million to $60.9 million and a weighted average cash yield of 14.2%.

For the year ended December 31, 2013, WhiteHorse Finance invested approximately $205.7 million in new and existing portfolio companies, offset by net repayments of approximately $115.9 million. Net repayments consisted of gross repayments of approximately $169.5 million, less approximately $53.6 million redeployed in new facilities at some of those same companies through refinancing activity. Gross repayments included approximately $46.1 million related to those refinancings, approximately $17.5 million of scheduled repayments and approximately $105.9 million of unscheduled repayments. On a gross basis, ignoring the impact of refinancings, WhiteHorse Finance invested approximately $259.2 million in 19 companies.

Significant portfolio activity in 2013 included the following:

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

On November 19, 2013, Genoa Healthcare, LLC repaid in full our investment in the first lien and second lien secured term loans due August 10, 2014 and February 10, 2015, respectively. In connection with this repayment, we received approximately $31.5 million in principal.

On December 20, 2013, AGS, LLC repaid in full our investment in the first lien secured term loan due August 15, 2016. In connection with this repayment, we received approximately $19.6 million in principal and a 4.75% pre-payment fee.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	December 31, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	251.7	92.4	180.5	100.0
3	20.7	7.6	—	0.0
4	—	0.0	—	0.0
5	—	0.0	—	0.0
Total Portfolio	$272.4	100.0%	$180.5	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2013 and 2012, respectively, we had commitments to fund approximately $1.2 million and $1.1 million of revolving lines of credit or delayed draw facilities. During the year ended December 31, 2013, we funded commitments of approximately $1.1 million that were outstanding as of December 31, 2012.

Distributions

In order to maintain our status as a RIC and to avoid corporate-level tax on income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

During the year ended December 31, 2013, we declared to stockholders distributions of $1.42 per share for total distributions of $21.3 million. The timing and amount of our quarterly distributions, if any, are determined by our board of directors.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. For the years ended December 31, 2013 and 2012, distributions to stockholders did not include a return of capital for tax purposes. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2013 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$25.0	$—	$—	$—	$25.0
Senior notes	30.0	—	—	—	30.0
Unsecured term loan	55.0	—	55.0	—	—
Total contractual obligations	$110.0	$—	$55.0	$—	$55.0

As of December 31, 2013, we had approximately $125.0 million of unused borrowing capacity under the Credit Facility, of which approximately $95.0 million was available to be drawn.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as collateral manager of WhiteHorse Warehouse under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to a percentage of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Item 1 — Business — Management Agreements — Investment Advisory Agreement.”

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with the resources necessary for us to act as collateral manager to WhiteHorse Warehouse under the Credit Facility. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer, chief financial officer and chief operating officer along with their respective staffs. See “Item 1 — Business — Management Agreements — Administration Agreement.”

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

the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement for proceeds to us of approximately $7.1 million. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

Recent Accounting Pronouncements

During June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on our consolidated financial position or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates. These loans are usually based on a floating rate based on LIBOR that resets quarterly to the applicable LIBOR. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we plan to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of financial condition as of December 31, 2013 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$313	$800	$(487)
200	2,384	1,600	784
300	4,813	2,400	2,413
400	7,242	3,200	4,042
500	9,672	4,000	5,672

As of December 31, 2013, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
WhiteHorse Finance, Inc.

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2013 and 2012, by correspondence with the custodian, loan agent, or borrower and other auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations, the changes in its net assets, and its cash flows for the years then ended, in conformity with
U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
New York, New York

March 12, 2014

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Investments, at fair value (cost $272,608 and $180,377, respectively)	$272,439	$180,488
Cash and cash equivalents	92,905	156,123
Restricted cash and cash equivalents	3,078	31,646
Interest receivable	1,585	1,474
Deferred financing costs	3,827	3,184
Prepaid expenses and other receivables	319	367
Total assets	$374,153	$373,282
Liabilities
Credit facility	$25,000	$51,250
Senior notes	30,000	—
Unsecured term loan	55,000	90,000
Distributions payable	5,317	1,616
Management fees payable	2,831	306
Payable for investments purchased	28,606	—
Accounts payable and accrued expenses	397	1,061
Total liabilities	147,151	144,233
Net assets
Common stock, 14,977,056 and 14,965,624 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,646	228,466
Undistributed net investment (loss) income	(854)	1,164
Net realized losses on investments	—	(71)
Net unrealized depreciation on investments	(805)	(525)
Total net assets	227,002	229,049
Total liabilities and total net assets	$374,153	$373,282
Number of shares outstanding	14,977,056	14,965,624
Net asset value per share	$15.16	$15.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2013	2012
Investment income
Interest income	$37,617	$44,793
Total investment income	37,617	44,793
Expenses
Interest expense	5,341	1,131
Base management fees	4,811	306
Performance-based incentive fees	4,800	—
Administrative service fees	1,173	109
Organization costs	—	406
General and administrative expenses	2,182	640
Total expenses	18,307	2,592
Net investment income	19,310	42,201
Realized and unrealized (losses) gains on investments
Net realized losses on investments	—	(2,754)
Net change in unrealized (depreciation) appreciation on investments	(280)	111
Net realized and unrealized losses gains on investments	(280)	(2,643)
Net increase in net assets resulting from operations	$19,030	$39,558
Per Common Share Data
Basic and diluted earnings per common share(1)	$1.27	N/A
Dividends and distributions declared per common share(1)	$1.42	N/A
Basic and diluted weighted average common shares outstanding(1)	14,971,324	N/A

(1)	Prior to December 4, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for the year ended December 31, 2012 are not provided.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets
(in thousands, except share and per share data)

	Members’ Equity	Common Stock		Paid-in Capital in Excess of Par	Net Investment Income	Net Realized Loss on Investments	Net Unrealized Depreciation on Investments	Total Net Assets
		Shares	Par amount
Balance at January 1, 2012	$—	—	$—	$—	$—	$—	$—	$—
Contributions of members' equity	359,753	—	—	—	—	—	—	359,753
Distributions of members' equity	(267,826)	—	—	—	—	—	—	(267,826)
Net increase in net assets resulting from operations	37,396	—	—	—	—	—	—	37,396
BDC Conversion	(129,323)	7,826,284	8	129,315	—	—	—	—
Issuance of common stock	—	7,139,340	7	107,083	—	—	—	107,090
Common stock offering costs	—	—	—	(7,910)	—	—	—	(7,910)
Net increase in net assets resulting from operations	—	—	—	—	2,687	—	(525)	2,162
Distributions declared	—	—	—	—	(1,616)	—	—	(1,616)
Tax reclassification of stockholders’ equity	—	—	—	(22)	93	(71)	—	—
Balance at December 31, 2012	$—	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049
Stock issued in connection with dividend reinvestment plan	—	11,432	—	180	—	—	—	180
Net increase (decrease) in net assets resulting from operations	—	—	—	—	19,310	—	(280)	19,030
Distributions declared	—	—	—	—	(21,257)	—	—	(21,257)
Tax reclassification of stockholders’ equity	—	—	—	—	(71)	71	—	—
Balance at December 31, 2013	$—	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	Years ended December 31,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$19,030	$39,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Paid in kind income	(774)	(5,510)
Net realized losses on investments	—	2,754
Net unrealized depreciation (appreciation) on investments	280	(111)
Amortization of discount	(1,679)	(7,009)
Amortization of deferred financing costs	606	114
Acquisition of investments	(259,233)	(80,062)
Proceeds from principal payments and sales of portfolio investments	169,455	114,709
Net changes in operating assets and liabilities:
Interest receivable	(111)	(2,388)
Prepaid expenses and other receivables	48	(367)
Payable for investments purchased	28,606	—
Management fees payable	2,525	306
Accounts payable and accrued expenses	(664)	1,061
Restricted cash and cash equivalents	28,568	(31,646)
Net cash (used in) provided by operating activities	(13,343)	31,409
Cash flows from financing activities
Proceeds from members’ equity contributions	—	51,568
Payment of members’ equity distributions	—	(163,986)
Proceeds from sales of common stock, net of underwriting costs	—	99,180
Senior notes issued	30,000	—
Borrowings under unsecured term loan	—	90,000
Repayment of unsecured term loan	(35,000)	—
Borrowings under credit facility	36,000	51,250
Repayment of borrowings on credit facility	(62,250)	—
Deferred financing costs	(1,249)	(3,298)
Distributions paid to common stockholders, net of distributions reinvested	(17,376)	—
Net cash (used in) provided by financing activities	(49,875)	124,714
Net change in cash and cash equivalents	(63,218)	156,123
Cash and cash equivalents at beginning of period	156,123	—
Cash and cash equivalents at end of period	$92,905	$156,123
Supplemental disclosure of cash flow information:
Interest paid	$4,959	$752
Supplemental noncash disclosures:
Distributions declared	$21,257	$1,616
Distributions reinvested	180	—
Contribution of investments	—	308,185
Distribution of investments	—	(102,926)
Distribution of interest receivable	—	(914)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2013
(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50% (1.50% Floor)	8.00%	7/11/18	$4,785	$4,773	$4,792	2.11%
Second Lien Secured Term Loan	L+10.00% (1.50% Floor)	11.50%	7/11/19	5,000	4,882	4,965	2.19
				9,785	9,655	9,757	4.30
Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50% (2.00% Floor)	9.50%	4/27/15	17,493	17,381	17,511	7.71
Consumer Finance
Oasis Legal Finance, LLC
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,807	9,990	4.40
Sigue Corporation
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	12/27/18	25,000	24,501	24,500	10.79
				35,000	34,308	34,490	15.19
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00% (1.00% Floor)	11.00% (2.00% PIK)	12/31/18	35,000	33,600	33,600	14.80
Diversified Support Services
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25% (1.25% Floor)	7.50%	8/16/19	11,970	11,741	11,874	5.23
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50% (1.25% Floor)	11.75%	10/1/20	4,000	3,922	4,036	1.78
				15,970	15,663	15,910	7.01
Education Services
Renaissance Learning, Inc.
Second Lien Secured Term Loan	L+7.75% (1.00% Floor)	8.75%	5/14/21	17,000	17,040	17,102	7.53
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	10,000	9,700	9,700	4.27
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50% (1.50% Floor)	15.00% (3.00% PIK)	3/15/18	14,639	14,392	14,609	6.44
First Lien Secured Revolving Loan	L+13.50% (1.50% Floor)	15.00% (3.00% PIK)	3/15/18	896	863	894	0.39

See notes to the consolidated financial statements

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	10,000	9,901	10,060	4.43
				25,535	25,156	25,563	11.26
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00% (1.50% Floor)	10.50%	1/31/18	14,888	14,631	14,798	6.52
Second Lien Secured Term Loan	N/A(4)	15.75%	7/31/18	1,000	956	989	0.44
				15,888	15,587	15,787	6.96
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)	10.50%	2/14/16	$16,345	$16,410	$16,508	7.27%
Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	8,090	8,012	8,066	3.55
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	12/6/18	10,000	$9,800	9,840	4.33
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,875	9,778	9,974	4.39
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,776	18,072	7.96
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/14	22,822	22,886	20,699	9.12
Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	7/16/19	9,950	9,856	9,860	4.34
Total Investments(5)				$276,753	$272,608	$272,439	120.02%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	Except for AP Gaming I, LLC, GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., P2 Newco Acquisition, Inc., Renaissance Learning, Inc. and Securus Technologies, Inc., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2012
(in thousands, except share and per share data)

Investment Type	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Apparel, Accessories & Luxury Goods
St. John Knits International, Inc.
First Lien Secured Term Loan	N/A(4)	13.00%	3/3/15	$11,769	$11,827	$12,040	5.26%
Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50% (2.00% Floor)	9.50%	4/27/14	17,671	17,352	17,671	7.71
Electronic Equipment & Instruments
AGS, LLC
First Lien Secured Term Loan	L+10.00% (1.50% Floor)	11.50%	8/15/16	17,309	16,662	16,098	7.03
First Lien Secured Initial Delayed Draw	L+10.00% (1.50% Floor)	11.50%	8/15/16	1,129	1,087	1,050	0.46
First Lien Secured Secondary Delayed Draw	L+10.00% (1.50% Floor)	N/A(5)	8/15/16	—	—	—	—
				18,438	17,749	17,148	7.49
Health Care Facilities
Genoa Healthcare, LLC
Second Lien Secured Term Loan	L+11.00% (3.00% Floor)	14.00% (1.50% PIK)	2/10/15	27,060	27,060	27,060	11.81
Pharmaceuticals
Acella Pharmaceuticals, LLC
First Lien Secured Term Loan	L+13.00% (1.00% Floor)	14.00% (3.00% PIK)	12/30/15	60,886	60,886	60,886	26.58
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
First Lien Secured Term Loan A	L+6.00% (1.50% Floor)	7.50%	12/31/16	1,437	1,363	1,447	0.63
Second Lien Secured Term Loan B	L+9.50% (1.50% Floor)	11.00%	12/31/16	7,929	7,898	7,802	3.41
				9,366	9,261	9,249	4.04
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/13	36,434	36,242	36,434	15.91
Total Investments(6)				$181,624	$180,377	$180,488	78.80%

See notes to the consolidated financial statements

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.
(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(5)	The entire commitment was unfunded at December 31, 2012. The Company earns a commitment fee of 5.00% on the unfunded amount.
(6)	Except for GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., the investments provide collateral for the Credit Facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 1 — ORGANIZATION

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial results as of and for the periods presented.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements. Actual results could differ from those estimates.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

Non-accrual:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2013 and 2012, the Company had no non-accrual loans.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company had no amounts accrued for interest or penalties on December 31, 2013 or 2012. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

Recent Accounting Pronouncements:  During June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. We do not expect ASU 2013-08 to have a material impact on our consolidated financial position or disclosures.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	December 31, 2013		December 31, 2012
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$142,211	$141,059	$145,419	$145,626
Second lien secured loans	130,397	131,380	34,958	34,862
Total	$272,608	$272,439	$180,377	$180,488

The following table shows the portfolio composition by industry grouping at fair value:

	December 31, 2013		December 31, 2012
Aerospace & Defense	$9,757	3.58%	$—	—%
Apparel, Accessories & Luxury Goods	—	—	12,040	6.67
Building Products	17,511	6.43	17,671	9.79
Consumer Finance	34,490	12.66	—	—
Data Processing & Outsourced Services	33,600	12.33	—	—
Diversified Support Services	15,910	5.84	—	—
Education Services	17,102	6.28	—	—
Electronic Equipment & Instruments	9,700	3.56	17,148	9.50
Health Care Distributors	25,563	9.38	—	—
Health Care Facilities	15,787	5.79	27,060	14.99
Homebuilding	16,508	6.06	—	—
Integrated Telecommunication Services	8,066	2.97	—	—
Internet Retail	9,840	3.61	—	—
Oil & Gas Drilling	9,974	3.66	—	—
Pharmaceuticals	—	—	60,886	33.73
Specialized Consumer Services	18,072	6.63	9,249	5.13
Specialized Finance	20,699	7.60	36,434	20.19
Trading Companies & Distributors	9,860	3.62	—	—
Total	$272,439	100.00%	$180,488	100.00%

NOTE 4 — FAIR VALUE MEASUREMENTS

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$141,059	$141,059
Second lien secured loans	—	—	131,380	131,380
Total investments	—	—	$272,439	$272,439

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$145,626	$145,626
Second lien secured loans	—	—	34,862	34,862
Total investments	—	—	$180,488	$180,488

The portfolio companies underlying the investments are located in the United States. As of December 31, 2013 and 2012, the weighted average remaining term of the Company’s debt investments was approximately 4.7 years and 2.5 years, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$180,488
Funding of investments	127,706	131,527	—	259,233
Non-cash interest income	407	367	—	774
Amortization of discount	1,424	255	—	1,679
Proceeds from pay downs	(132,743)	(36,712)	—	(169,455)
Net unrealized (depreciation) appreciation	(1,361)	1,081	—	(280)
Balance at December 31, 2013	$141,059	$131,380	$—	$272,439

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2012:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2012	$—	$—	$—	$—
Contributed investments	223,504	76,101	8,580	308,185
Funding of investments	53,362	21,559	5,141	80,062
Non-cash interest income	5,099	411	—	5,510
Amortization of discount	1,827	4,966	216	7,009
Proceeds from pay downs and sales	(64,130)	(50,579)	—	(114,709)
Distributed investments	(72,087)	(17,500)	(13,339)	(102,926)
Net realized losses on investments	(2,156)	—	(598)	(2,754)
Net unrealized (depreciation) appreciation	207	(96)	—	111
Balance at December 31, 2012	$145,626	$34,862	$—	$180,488

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

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$ 78,371 62,688	Discounted cash flows Weighting of discounted cash flows and consensus pricing	Discount rate Discount rate Market quotes	8.1% – 37.2% (18.5%) 6.9% – 9.8% (8.2%) 97.0 – 100.6 (99.4)
$141,059
Second lien secured loans	$ 10,979 58,100 62,301	Discounted cash flows Consensus pricing Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Discount rate Market quotes	9.9% – 15.6% (10.5%) 96.0 – 98.0 (96.8) 8.7% – 12.1% (10.2%) 97.5 – 100.5 (99.7)
$131,380

Investment Type	Fair Value at December 31, 2012	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$114,468 31,158	Discounted cash flows Weighting of discounted cash flows and consensus pricing	Discount rate Discount rate Market quotes	13.5% – 27.7% (18.1%) 7.6% – 12.2% (10.4%) 100.9 – 102.3 (102.1)
$145,626
Second lien secured loans	$ 27,060 7,802	Discounted cash flows Weighting of discounted cash flows and consensus pricing	Discount rate Discount rate Market quotes	14.4% 12.1% 101.5
$ 34,862

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments.
At December 31, 2013 and 2012, five and three Level 3 first lien secured loans, respectively, were valued using a discounted cash flow technique and the remaining six and three, respectively, were valued by applying a weighted approach across several techniques. At December 31, 2013 and 2012, two and one Level 3
second lien secured loans, respectively, were valued using a discounted cash flow technique, two and zero, respectively, were valued using market quotations, and the remaining six and one, respectively, were valued by applying a weighted approach across several techniques.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

The following are the carrying values and fair values of the Company’s borrowings as of December 31, 2013 and 2012. Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	$25,000	$25,000	$51,250	$51,250
Senior notes	55,000	54,009	90,000	90,000
Unsecured term loan	30,000	29,088	—	—
	$110,000	$108,097	$141,250	$141,250

NOTE 5 — BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2013, the Company’s asset coverage for borrowed amounts was 306.4%.

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $206,812 and $144,054, respectively, as of December 31, 2013 and 2012, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.
The Credit Facility includes usual and customary events of default for credit facilities of this nature. At December 31, 2013, the Company had $25,000 in outstanding borrowings and $125,000 undrawn under the Credit Facility. At December 31, 2012, the Company had $51,250 in outstanding borrowings and $98,750 undrawn under the Credit Facility. Weighted average outstanding borrowings were $23,717 at a weighted average interest rate of 2.54% for the year ended December 31, 2013, and $51,250 at a weighted average interest rate of 2.66% for the period from September 27, 2012 to December 31, 2012. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2013 and 2012, $95,015 and $4,538, respectively, were available to be drawn by the Company based on these requirements.

Unsecured Term Loan:  On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances,

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Senior Notes:  On July 23, 2013, the Company completed a public offering of $30.0 million of aggregate principal amount of 6.50% senior notes due 2020 (the “Senior Notes”), the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

NOTE 6 — RELATED PARTY TRANSACTIONS

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
The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excludes cash and cash equivalents from the calculation of the base management fee for the fiscal quarters ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarter ended December 31, 2013, and the fiscal quarter ending March 31, 2014.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

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

During the year ended December 31, 2013, the Company incurred base management fees of $4,811 and performance-based incentive fees of $4,800. During the period from December 4, 2012 to December 31, 2012, the Company incurred base management fees of $306. No management fees were incurred prior to December 4, 2012 under the Interim Investment Advisory Agreement.

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

During the year ended December 31, 2013, the Company incurred allocated administrative expenses of $1,173. During the period from December 4, 2012 to December 31, 2012, the Company incurred allocated administrative expenses of $109. No administrative expenses were incurred prior to December 4, 2012.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

Due To Related Parties:  At December 31, 2012, the Company owed interest and principal proceeds of $1 in settlement of transactions related to securities acquired from or contributed by related parties during the period. This amount is included in accounts payable and accrued expenses in the consolidated balance sheet.

Co-investments with Related Parties:  At December 31, 2013 and 2012, certain officers or employees affiliated with or employed by the Bayside Loan Funds and their related entities maintained co-investments in the Company’s investments of $1,221 and $2,681, respectively.

NOTE 7 — COMMITMENT AND CONTINGENCIES

Commitments:  The Company had outstanding commitments to fund investments totaling $1,150 and $1,128 as of December 31, 2013 and 2012, respectively.

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

NOTE 8 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Years ended December 31,
	2013	2012
Per share data:(1)
Net asset value, beginning of period	$15.30	N/A
Issuance of common stock	0.01	N/A
Offering costs	—	N/A
Net investment income	1.29	N/A
Net realized and unrealized losses on investments	(0.02)	N/A
Net increase in net assets resulting from operations	1.27	N/A
Distributions declared	(1.42)	N/A
Net asset value, end of period	$15.16	$15.30
Total return based on market value(2)	2.03%	6.55%
Total return based on net asset value	8.32%	15.85%
Net assets, end of period	$227,002	$229,049
Per share market value at end of period	$15.11	$14.81
Shares outstanding end of period	14,977,056	14,965,624
Ratios/Supplemental Data:
Expenses without incentive fees	5.91%	1.04%
Incentive fees	2.10%	0.00%
Total expenses	8.01%	1.04%
Net investment income	8.45%	16.91%
Portfolio turnover ratio	74.83%	86.01%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 8 — FINANCIAL HIGHLIGHTS  – (continued)

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

Prior to December 4, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for the year ended December 31, 2012 are not provided.

During the year ended December 31, 2013, the WhiteHorse Advisers irrevocably waived $932 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 6.47%, 1.96% and 8.43%, respectively, for the year ended December 31, 2013.

NOTE 9 — INCOME TAXES

The Company has elected to be treated as a RIC under Subchapter M of the Code, and as a result must distribute substantially all of its respective net taxable income. Accordingly, no provision for federal income tax has been made in the financial statements.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets.

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
	2013	2012
Net increase in net assets resulting from operations	$19,030	$2,162
Change in net unrealized depreciation on investments	280	525
Other book-to-tax differences	14	(392)
Taxable income before deductions for distributions	$19,324	$2,295

For the period from December 4, 2012 to December 31, 2012, the Company had taxable income that exceeded distributions made from such income of approximately $679. The Company elected to carry forward the excess for distribution to stockholders in 2012 for U.S. federal income tax purposes. The Company accrued $22 for excise tax on undistributed taxable income.

The tax character of distributions was as follows:

	Years ended December 31,
	2013		2012
Ordinary income	$18,532	87.2%	$1,616	100.0%
Long-term capital gains	2,725	12.8	—	—
Total distributions	$21,257	100.0%	$1,616	100.0%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 9 — INCOME TAXES  – (continued)

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences due to the capital loss reclassification of premium amortization, dividend redesignation and the capital gain reclassification of fee income resulted in a net increase in capital distributions in excess of net income and a net decrease of realized losses on investments. During the prior fiscal year, permanent differences due to nondeductible excise tax resulted in a net increase in undistributed net investment income and a net decrease in additional paid-in-cash capital. This reclassification had no net effect on net assets.

As of December 31, 2013 and 2012, the tax basis components of distributable earnings were as follows:

	December 31,
	2013	2012
Undistributed ordinary income — tax basis	$—	$679
Post October short-term capital loss deferred	—	(71)
Net unrealized appreciation (depreciation) on investments	236	(20)
Distributions deferred	(1,256)	—
Other temporary differences	—	(20)
Total (accumulated deficit) distributable earnings — tax basis	$(1,020)	$568

As of December 31, 2013 and 2012, the cost of investments for federal income tax purposes was $272,203 and $180,507, respectively, resulting in net unrealized appreciation of $236 and net unrealized depreciation of $20, respectively, on a tax basis.

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

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	2013
	Q4	Q3	Q2	Q1
Total investment income	$8,615	$11,122	$9,498	$8,382
Net investment income	4,169	6,282	4,850	4,009
Net realized and unrealized (loss) gain on investments	2,166	(262)	(1,683)	(501)
Net increase in net assets resulting from operations	6,335	6,020	3,167	3,508
Earnings per share	$0.42	$0.40	$0.21	$0.23
Net asset value per share	$15.16	$15.09	$15.04	$15.18

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2013
(in thousands, except share and per share data)

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)  – (continued)

	2012
	Q4	Q3	Q2	Q1
Total investment income	$15,932	$10,212	$9,500	$9,149
Net investment income	13,727	10,147	9,356	8,971
Net realized and unrealized (loss) gain on investments	(5,753)	1,019	1,891	200
Net increase in net assets resulting from operations	7,975	11,166	11,246	9,171

Prior to December 4, 2012, the Company did not have common shares outstanding and therefore per share data for the periods that include financial results prior to December 4, 2012, are not provided.

NOTE 11 — SUBSEQUENT EVENT

On March 10, 2014, the Company declared a distribution of $0.355 per share in respect to the quarter ending March 31, 2014 to stockholders of record as of March 20, 2014. The distribution is payable on April 3rd, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

WhiteHorse Finance’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of WhiteHorse Finance, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on the assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	49	Chairman of the Board of Directors	2012	2015
Jay Carvell	47	Director, Chief Executive Officer	2012	2014
Independent Directors
Rick D. Puckett	60	Director, Chairman of the Audit Committee	2012	2015
Thomas C. Davis	65	Director, Chairman of the Nominating and Corporate Governance Committees	2012	2014
Alexander W. Pease	42	Director	2012	2016

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

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

Jay Carvell:  Mr. Carvell is our Chief Executive Officer and has served as a director since 2012. Mr. Carvell also serves as a Managing Director at an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations, or CLOs. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 15 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across small-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a director on our board of directors due to his experience investing in credit instruments and managing WhiteHorse Capital Partners. Mr. Carvell’s experience building WhiteHorse Capital Partners brings expertise on developing a successful credit investment firm to the board of directors.

Independent Directors

Thomas C. Davis:  Mr. Davis has served as a director since 2012. He currently serves on the board of directors of Dean Foods Company, Westwood Holdings Group, Inc., Affirmative Insurance Holdings, Inc. and BioHorizons, Inc. Mr. Davis is actively involved in investing in and financing small-cap companies through a wholly owned financial advisory firm called The Concorde Group, Inc., of which he serves as Chief Executive Officer. Mr. Davis previously served as the Managing Partner and head of Donaldson, Lufkin & Jenrette Inc.’s investment banking and corporate finance activities in the southwestern United States from March 1984 to February 2001, when Credit Suisse First Boston acquired Donaldson, Lufkin & Jenrette. At Donaldson, Lufkin & Jenrette, Mr. Davis was responsible for the mergers and acquisitions activity and the equity and leveraged finance activity that Donaldson, Lufkin & Jenrette undertook in the southwestern United States. In this capacity, Mr. Davis worked with several large private equity firms as clients, in addition to a variety of public and private companies in the following industries: broadcast and telecommunications, energy, food service and health care. Mr. Davis received a B.S. in Aerospace Engineering from Georgia Tech and an M.B.A. from Harvard Business School and was an officer in the U.S. Navy.

Mr. Davis’ experience as Managing Partner at a large investment banking firm overseeing corporate finance activities and as a board member of several companies are among the attributes that led to the conclusion that Mr. Davis should serve on our board of directors.

Alexander W. Pease:  Mr. Pease has served as a director since 2012. He is currently Senior Vice President and Chief Financial Officer of EnPro Industries, Inc. and has held these positions since May 2011. EnPro Industries, Inc. is a diversified, specialty manufacturing company with operations in nine countries worldwide. In addition to his finance responsibilities, Mr. Pease also has responsibility for mergers and acquisitions, strategy, supply chain management, information technology and continuous improvement. Prior to joining EnPro Industries, Inc. in February 2011, Mr. Pease was a principal with McKinsey & Company Inc., where he was a leader in the Global Energy and Materials and Operations practices. Prior to joining McKinsey & Company Inc., Mr. Pease gained a wide range of operating experience during the six years he spent in the U.S. Navy as a SEAL Team leader. Mr. Pease is a graduate of the U.S. Naval Academy with a B.S. degree in English and Spanish and earned his M.B.A. from the Tuck School of Business at Dartmouth College.

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

Executive Officers Who are Not Directors

Set forth below is certain information regarding our executive officers who are not directors.

Name	Age	Position
Alastair G. C. Merrick	61	Chief Financial Officer, Treasurer
Ethan Underwood	39	Chief Operating Officer

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

Officer Who is Not a Director

Name	Age	Position
Edward Cook	48	Chief Compliance Officer

The address for the officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Edward Cook:  Mr. Cook has been our Chief Compliance Officer since 2012. He also currently serves as a Director of Alaric Compliance Services, LLC, a position he has held since November 2007. Mr. Cook also serves as the Chief Compliance Officer of Broadmark Asset Management, LLC, a registered investment adviser, and Solar Capital Partners, LLC, a registered investment adviser that advises business development companies, positions he has held since March 2011 and November 2008, respectively. He has also developed the compliance programs for funds of funds and has worked in other supporting capacities for mutual funds. From April 2004 to October 2007, Mr. Cook served as Counsel to the head of U.S. Immigration and Customs Enforcement at the Department of Homeland Security, where he contributed to the development of national anti-money laundering strategy. He began his career as an attorney practicing over 20 years ago, initially with Cahill Gordon & Reindel LLP. His securities practice included the Drexel Burnham Lambert Inc. reorganization as well as other matters for financial industry clients. Mr. Cook also worked for several years as a commercial litigator at the law firm of Wilson, Elser, Moskowitz, Edelman and Dicker LLP and has acted as counsel to a number of small corporations. In his nearly five years on active duty with the U.S. Navy Judge Advocate General’s Corps, Mr. Cook served as a trial attorney and later as legal advisor to several admirals. He presently holds the rank of Commander in the Navy Reserve. Additionally, Mr. Cook’s public sector experience includes his role as a municipal judge elected for two terms. Mr. Cook received his J.D. from the University of Virginia School of Law, where he was an editor of the Journal of Law and Politics, and his A.B. from the College of William & Mary. He is admitted to practice law in New York and before the Second and Fourth Circuits of the U.S. Court of Appeals, the Southern and Eastern Districts of New York, and the U.S. Tax Court.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and other executive officers, we believe that, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Corporate Governance

Our board of directors has established an audit committee and a nominating and corporate governance committee. For the fiscal year ended December 31, 2013, our board of directors held four board of directors meetings, four audit committee meetings and two nominating and corporate governance committee meeting. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. The Company requires each director to make a diligent effort to attend all board of directors and committee meetings and encourages directors to attend the annual meeting of stockholders.

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

Compensation of Chief Executive Officer and Other Executive Officers

None of our officers receives direct compensation from us. An allocable portion of the compensation of our chief financial officer, chief operating officer and our chief compliance officer is paid by WhiteHorse Administration, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the administrator.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2013. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from WhiteHorse Finance(1)	Pension or Retirement Benefits Accrued as Part of Our Expenses(2)	Total Compensation from WhiteHorse Finance(1)
Independent Directors
Rick D. Puckett	$83,000	—	$83,000
Thomas C. Davis	$78,000	—	$78,000
Alexander W. Pease	$71,500	—	$71,500
Interested Directors
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	The amounts listed are for the year ended December 31, 2013 (the date our board of directors was created) through fiscal year ended December 31, 2012. For a discussion of the independent directors’ compensation, see above.
(2)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2013, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	4,312,282	28.8%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	3,514,002	23.5%
John Bolduc(2)	Beneficial	70,167	*
Jay Carvell(2)	Beneficial	7,194	*
Anthony Tamer(3)(4)	Beneficial	7,963,118	53.2%
Sami Mnaymneh(3)(5)	Beneficial	7,970,162	53.2%
Thomas C. Davis(2)	Beneficial	—	*
Alexander W. Pease(2)	Beneficial	—	*
Rick D. Puckett(2)	Beneficial	16,568	*
Edward Cook(2)	N/A	—	*
Alastair G. C. Merrick(2)	Beneficial	—	*
Ethan Underwood(2)	Beneficial	7,194	*
All officers and directors as a group (8 persons)	Beneficial	101,123	*

*	Represents less than 1.0%.
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
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 7,826,284 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein.
(4)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 136,834 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(5)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 143,878 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions With Related Persons

See “Item 1 — Business — Management Agreements” and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a description of our transactions with related persons.

Item 14.	Principal Accountant Fees and Services

Crowe Horwath LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2013 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2014. The audit committee selected Crowe Horwath LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. The appointment for the fiscal year ending December 31, 2014, has not been ratified by the stockholders. We do not know of any direct or indirect financial interest of Crowe Horwath LLP in WhiteHorse Finance.

The following table sets forth Crowe Horwath LLP’s fees (dollars in thousands):

	Years ended December 31,
	2013	2012
Audit Fees	$174	$495
Audit-Related Fees	53	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$227	$495

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 70.
(2)	Financial Statements Schedules — None.
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on July 23, 2013)
4.3	Form of Senior Notes (included as part of Exhibit 4.2)
10.1	Investment Advisory Agreement between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.3	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.6	Form of Revolving Credit and Security Agreement (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.7	Form of Loan Sale and Contribution Agreement (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.8	Form of Collateral Management Agreement (Incorporated by reference to Exhibit (k)(7) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.9	Form of Risk Retention Letter (Incorporated by reference to Exhibit (k)(8) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on March 24, 2010)
10.10	Form of Term Loan Agreement (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.11	First Amendment to Term Loan Agreement, dated as of July 9, 2013 (Incorporated by reference to Exhibit (k)(12) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 10, 2013)
10.12	Form of Term Loan Note in favor of Citibank, N.A. (Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.13	Form of Term Loan Note in favor of Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit (k)(11) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.14	Form of Underwriting Agreement (Incorporated by reference to Exhibit (h) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on July 9, 2013)
10.15*	Second Amendment to Term Loan Agreement, dated as of July 19, 2013
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
24*	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Jay Carvell Name: Jay Carvell Title: Chief Executive Officer

Date: March 12, 2014

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

Signature	Title	Date
/s/ Jay Carvell Jay Carvell	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2014
/s/ Alastair G. C. Merrick Alastair G. C. Merrick	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2014
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 12, 2014
/s/ Rick D. Puckett Rick D. Puckett	Director	March 12, 2014
/s/ Thomas C. Davis Thomas C. Davis	Director	March 12, 2014
/s/ Alexander W. Pease Alexander W. Pease	Director	March 12, 2014