Form 10-Q
period 2014-03-31
WhiteHorse Finance, Inc.
filed 2014-05-12
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of May 12, 2014 the Registrant had 14,982,857 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item I. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Investments, at fair value (cost $284,650 and $272,608, respectively)	$286,862	$272,439
Cash and cash equivalents	25,737	92,905
Restricted cash and cash equivalents	14,443	3,078
Interest receivable	1,911	1,585
Deferred financing costs	3,679	3,827
Prepaid expenses and other receivables	381	319
Total assets	$333,013	$374,153

Liabilities
Credit facility	$-	$25,000
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,317
Management fees payable	2,079	2,831
Payable for investments purchased	11,723	28,606
Accounts payable and accrued expenses	751	397
Total liabilities	104,872	147,151

Net assets
Common stock, 14,982,857 and 14,977,056 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,734	228,646
Undistributed net investment loss	(2,183)	(854)
Net unrealized appreciation (depreciation) on investments	1,575	(805)
Total net assets	228,141	227,002
Total liabilities and total net assets	$333,013	$374,153

Number of shares outstanding	14,982,857	14,977,056
Net asset value per share	$15.23	$15.16

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Investment income
Interest income	$8,250	$8,382
Total investment income	8,250	8,382

Expenses
Interest expense	1,355	1,362
Base management fees	1,443	1,077
Performance-based incentive fees	151	952
Administrative service fees	325	389
General and administrative expenses	986	593
Total expenses	4,260	4,373
Net investment income	3,990	4,009

Realized and unrealized gains (losses) on investments
Net realized gains (losses) on investments	-	-
Net change in unrealized appreciation (depreciation) on investments	2,380	(501)
Net realized and unrealized gains (losses) on investments	2,380	(501)
Net increase in net assets resulting from operations	$6,370	$3,508

Per Common Share Data
Basic and diluted earnings per common share	$0.43	$0.23
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	14,982,728	14,965,624

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized Appreciation (Depreciation) on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2013	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

Net increase in net assets resulting from operations	—	—	—	4,009	—	(501)	3,508

Distributions declared	—	—	—	(5,313)	—	—	(5,313)

Balance at March 31, 2013	14,965,624	$15	$228,466	$(140)	$(71)	$(1,026)	$227,244

Balance at January 1, 2014	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88

Net increase in net assets resulting from operations	—	—	—	3,990	—	2,380	6,370

Distributions declared	—	—	—	(5,319)	—	—	(5,319)

Balance at March 31, 2014	14,982,857	$15	$228,734	$(2,183)	$—	$1,575	$228,141

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,370	$3,508
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid in kind income	(290)	(123)
Net unrealized depreciation (appreciation) on investments	(2,380)	501
Amortization of discount	(204)	(263)
Amortization of deferred financing costs	148	119
Acquisition of investments	(16,623)	(52,951)
Proceeds from principal payments and sales of portfolio investments	5,074	167
Net changes in operating assets and liabilities:
Interest receivable	(326)	(2,633)
Due from related party	-	(70)
Prepaid expenses and other receivables	(62)	113
Payable for investments purchased	(16,883)	1,930
Management fees payable	(752)	1,724
Accounts payable and accrued expenses	354	(433)
Restricted cash and cash equivalents	(11,365)	30,546
Net cash used in operating activities	(36,939)	(17,865)

Cash flows from financing activities
Repayment of borrowings on credit facility	(25,000)	-
Distributions paid to common stockholders, net of distributions reinvested	(5,229)	(1,616)
Net cash (used in) provided by financing activities	(30,229)	(1,616)

Net change in cash and cash equivalents	(67,168)	(19,481)
Cash and cash equivalents at beginning of period	92,905	156,123
Cash and cash equivalents at end of period	$25,737	$136,642

Supplemental disclosure of cash flow information:
Interest paid	$1,202	$1,253

Supplemental noncash disclosures:
Dividends reinvested	$88	$-

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2014

(in thousands, except share and per share data)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments

Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50%	8.00%	7/11/18	$4,633	$4,622	$4,634	2.03%
	(1.50% Floor)
Second Lien Secured Term Loan	L+10.00%	11.50%	7/11/19	5,000	4,885	4,960	2.17
	(1.50% Floor)
				9,633	9,507	9,594	4.20

Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/15	17,450	17,393	17,484	7.66
	(2.00% Floor)

Consumer Finance
Oasis Legal Finance, LLC
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,815	9,970	4.37

Sigue Corporation
Second Lien Secured Term Loan	L+9.00%	10.00%	12/27/18	25,000	24,520	24,950	10.94
	(1.00% Floor)
				35,000	34,335	34,920	15.31

Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00%	11.00%	12/31/18	35,175	33,827	34,999	15.34
	(1.00% Floor)	(2.00% PIK)

Diversified Support Services
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50%	11.75%	10/1/20	4,000	3,924	4,040	1.77
	(1.25% Floor)
Orion Healthcorp, Inc.
Senior Secured Note	L+10.00%	12.00%	3/31/18	10,000	9,700	9,700	4.25
	(2.00% Floor)	(2.00% PIK)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,940	11,720	11,892	5.21
	(1.25% Floor)
				25,940	25,344	25,632	11.23

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Education Services
Renaissance Learning, Inc.
Second Lien Secured Term Loan	L+7.75%	8.75%	5/14/21	19,000	19,061	19,380	8.49
	(1.00% Floor)
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,975	9,681	9,776	4.28
	(1.00% Floor)

Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50%	15.00%	3/15/18	14,312	14,073	14,283	6.26
	(1.50% Floor)	(3.00% PIK)
First Lien Secured Revolving Loan	L+13.50%	15.00%	3/15/18	403	371	402	0.18
	(1.50% Floor)	(3.00% PIK)

P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,903	9,970	4.37
	(1.00% Floor)
				24,715	24,347	24,655	10.81

Health Care Facilities
Grupo HIMA San Pablo, Inc
First Lien Secured Term Loan	L+9.00%	10.50%	1/31/18	14,850	14,607	14,761	6.47
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(4)	15.75%		1,000	957	989	0.43

				15,850	15,564	15,750	6.90

Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,302	16,361	16,465	7.22
	(2.00% Floor)

Homefurnishing Retail
BDF Acquisition Corp.
Second Lien Secured Term Loan	L+8.00%	9.00%	2/12/22	5,000	4,901	5,000	2.19
	(1.00% Floor)

Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	8,090	8,013	8,033	3.52
	(1.25% Floor)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	12/6/18	8,889	8,698	8,907	3.90
	(1.00% Floor)

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	9,750	9,656	9,926	4.35
	(1.00% Floor)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50%	9.75%	7/1/20	18,000	17,782	18,090	7.93
	(1.25% Floor)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/14	20,281	20,346	18,415	8.07

Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	7/16/19	9,925	9,834	9,836	4.31
	(1.00% Floor)
Total Debt Investments(5)				288,975	284,650	286,862	125.74

Equity Investments

Health Care Technology
Constellation Health, LLC
Warrants	-	-	3/31/18	1	-	-	-

Total Equity Investments				-	-	-	-

Total Investments(5)				$288,975	$284,650	$286,862	125.74%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets monthly, quarterly or semiannually.

(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.

(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(5)	Except for AP Gaming I, LLC, BDF Acquisition Corp., GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., P2 Newco Acquisition, Inc., Renaissance Learning, Inc. and Securus Technologies, Inc., the investments provide collateral for the Credit Facility.

(6)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2013

(in thousands, except share and per share data)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50% (1.50% Floor)	8.00%	7/11/18	$4,785	$4,773	$4,792	2.11%
Second Lien Secured Term Loan	L+10.00% (1.50% Floor)	11.50%	7/11/19	5,000	4,882	4,965	2.19
				9,785	9,655	9,757	4.30
Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50% (2.00% Floor)	9.50%	4/27/15	17,493	17,381	17,511	7.71
Consumer Finance
Oasis Legal Finance, LLC
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,807	9,990	4.40
Sigue Corporation
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	12/27/18	25,000	24,501	24,500	10.79
				35,000	34,308	34,490	15.19
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00% (1.00% Floor)	11.00% (2.00% PIK)	12/31/18	35,000	33,600	33,600	14.80
Diversified Support Services
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50% (1.25% Floor)	11.75%	10/1/20	4,000	3,922	4,036	1.78
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25% (1.25% Floor)	7.50%	8/16/19	11,970	11,741	11,874	5.23
				15,970	15,663	15,910	7.01
Education Services
Renaissance Learning, Inc.
Second Lien Secured Term Loan	L+7.75% (1.00% Floor)	8.75%	5/14/21	17,000	17,040	17,102	7.53
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	10,000	9,700	9,700	4.27
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50% (1.50% Floor)	15.00% (3.00% PIK)	3/15/18	14,639	14,392	14,609	6.44
First Lien Secured Revolving Loan	L+13.50% (1.50% Floor)	15.00% (3.00% PIK)	3/15/18	896	863	894	0.39
P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	10,000	9,901	10,060	4.43
				25,535	25,156	25,563	11.26

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2013

(in thousands, except share and per share data)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00% (1.50% Floor)	10.50%	1/31/18	14,888	14,631	14,798	6.52
Second Lien Secured Term Loan	N/A(4)	15.75%	7/31/18	1,000	956	989	0.44
				15,888	15,587	15,787	6.96
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)	10.50%	2/14/16	16,345	16,410	16,508	7.27
Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	8,090	8,012	8,066	3.55
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	12/6/18	10,000	9,800	9,840	4.33
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,875	9,778	9,974	4.39
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,776	18,072	7.96
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/14	22,822	22,886	20,699	9.12
Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	7/16/19	9,950	9,856	9,860	4.34
Total Investments(5)	L+8.25% (1.00% Floor)	9.25%	12/20/20	$276,753	$272,608	$272,439	120.02%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.

(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.

(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(5)	Except for AP Gaming I, LLC, GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., P2 Newco Acquisition, Inc., Renaissance Learning, Inc. and Securus Technologies, Inc., the investments provide collateral for the Credit Facility.

(6)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

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

On December 4, 2012, WhiteHorse Finance priced its initial public offering, selling 6,666,667 shares. Concurrent with the IPO, the Company’s directors, officers, the managers of its investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). WhiteHorse Finance’s common stock trades on the NASDAQ Global Select Market under the symbol “WHF”.

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

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration”) provides administrative services necessary for the Company to operate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation : The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2014.

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

The Company engages an independent external valuation firm to periodically review material investments. This external review is used by the board of directors to review the Company’s internal valuation of each investment over the year.

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

Non-accrual : Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2014 and December 31, 2013, the Company had no non-accrual loans.

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

Income Taxes : The Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company is generally required to pay a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company had no amounts accrued for interest or penalties on March 31, 2014 or December 31, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

During June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The adoption of ASU 2013-08 did not have a material impact on the consolidated financial position or disclosures.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	March 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$137,360	$136,779	$142,211	$141,059
Second lien secured loans	137,590	140,383	130,397	131,380
Senior secured notes	9,700	9,700	—	—
Warrants	—	—	—	—
Total	$284,650	$286,862	$272,608	$272,439

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2014		December 31, 2013
Aerospace & Defense	$9,594	3.34%	$9,757	3.58%
Building Products	17,484	6.09	17,511	6.43
Consumer Finance	34,920	12.17	34,490	12.66
Data Processing & Outsourced Services	34,999	12.20	33,600	12.33
Diversified Support Services	25,632	8.94	15,910	5.84
Education Services	19,380	6.76	17,102	6.28
Electronic Equipment & Instruments	9,776	3.41	9,700	3.56
Health Care Distributors	24,655	8.59	25,563	9.38
Health Care Facilities	15,750	5.49	15,787	5.79
Homebuilding	16,465	5.74	16,508	6.06
Homefurnishing Retail	5,000	1.75	—	—
Integrated Telecommunication Services	8,033	2.80	8,066	2.97
Internet Retail	8,907	3.10	9,840	3.61
Oil & Gas Drilling	9,926	3.46	9,974	3.66
Specialized Consumer Services	18,090	6.31	18,072	6.63
Specialized Finance	18,415	6.42	20,699	7.60
Trading Companies & Distributors	9,836	3.43	9,860	3.62
Total	$286,862	100.00%	$272,439	100.00%

NOTE 4 – FAIR VALUE MEASUREMENTS

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2014, changes in the observability of valuation inputs resulted in one reclassification of assets from Level 3 to Level 2, with no other reclassification between levels. During the three months ended March 31, 2013, changes in the observability of valuation inputs resulted in no reclassification of assets between any levels.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$136,779	$136,779
Second lien secured loans	—	19,380	121,003	140,383
Seniored secured note	—	—	9,700	9,700
Warrants	—	—	—	—
Total investments	$—	$19,380	$267,482	$286,862

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$141,059	$141,059
Second lien secured loans	—	—	131,380	131,380
Total investments	$—	$—	$272,439	$272,439

The portfolio companies underlying the investments are located in the United States. As of March 31, 2014 and December 31, 2013, the weighted average remaining term of the Company’s debt investments was approximately 4.6 years and 4.7 years, respectively.

The following table presents the changes in investments measures at fair value using Level 3 inputs for the three months ended March 31, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Warrants	Total Investments
Balance at January 1, 2014	$141,059	$131,380	$—	$—	$272,439
Funding of investments	—	4,900	9,700	—	14,600
Non-cash interest income	115	175	—	—	290
Amortization of discount	107	98	—	—	205
Proceeds from pay downs	(5,074)	—	—	—	(5,074)
Net unrealized (depreciation) appreciation	572	1,552	—	—	2,124
Transfers out of Level 3	—	(17,102)	—	—	(17,102)
Balance at March 31, 2014	$136,779	$121,003	$9,700	$—	$267,482

The following table presents the changes in investments measures at fair value using Level 3 inputs for the three months ended March 31, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Unsecured Note	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$180,488
Funding of investments	50,981	1,970	—	52,951
Non-cash interest income	23	100	—	123
Amortization of discount	262	1	—	263
Proceeds from pay downs	(167)	—	—	(167)
Net unrealized (depreciation) appreciation	(655)	154	—	(501)
Balance at March 31, 2013	$196,070	$37,087	$—	$233,157

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. Significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. Significant increase in the market quotes price would result in a significant increase in the fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$75,180	Discounted cash flows	Discount rate	8.1% – 38.7% (18.1%)
			Exit Multiple	4.5x – 9.8x (6.7x)
	61,599	Weighting of discounted	Discount rate	6.9% – 10.1% (8.0%)
		cash flows and	Exit Multiple	3.5x – 9.0x (5.5x)
		consensus pricing	Market quotes	100.0-101.0 (100.7)
$136,779
Second lien secured loans	$70,909	Discounted cash flows	Discount rate	10.4% – 15.3% (12.6%)
			Exit Multiple	6.0x – 6.2x (6.0x)
	50,094	Weighting of discounted	Discount rate	9.4% – 12.2% (11.0%)
		cash flows and	Exit Multiple	3.3x – 9.5x (6.6x)
		consensus pricing	Market quotes	99.0 – 102.0 (101.0)
$121,003
Senior secured notes	$9,700	Discounted cash flows	Discount rate	12.5%
			Exit Multiple	3.7x
$9,700
Warrants	$–	Guideline company	Exit Multiple	3.7x
method
$–

Total Level 3 investments	$267,482

Investment Type	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$78,371 62,688	Discounted cash flows Weighting of discounted cash flows and consensus pricing	Discount rate Discount rate Market quotes	8.1% – 37.2% (18.5%) 6.9% – 9.8% (8.2%) 97.0 – 100.6 (99.4)
$141,059
Second lien secured loans	$10,979 58,100 62,301	Discounted cash flows Consensus pricing Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Discount rate Market quotes	9.9% – 15.6% (10.5%) 96.0 – 98.0 (96.8) 8.7% – 12.1% (10.2%) 97.5 – 100.5 (99.7)
$131,380

Total Level 3 investments	$272,439

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

The following are the carrying values and fair values of the Company’s borrowings as of March 31, 2014 and December 31, 2013. The fair values of the credit facility and unsecured term loan are estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes is estimated using the unadjusted quoted price as of the valuation date.

		March 31, 2014		December 31, 2013
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$—	$—	$25,000	$25,000
Senior notes	2	55,000	54,170	55,000	54,009
Unsecured term loan	3	30,000	30,000	30,000	29,088
		$85,000	$84,170	$110,000	$108,097

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2014, the Company’s asset coverage for borrowed amounts was 368.4%.

Credit Facility : On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $216,288 and $206,812, respectively, as of March 31, 2014 and December 31, 2013, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At March 31, 2014, the Company had no outstanding borrowings and $150,000 undrawn under the Credit Facility. At December 31, 2013, the Company had $25,000 in outstanding borrowings and $125,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $1,944 at a weighted average interest rate of 2.54% for the three months ended March 31, 2014, and $51,250 at a weighted average interest rate of 2.60% for the three months ended March 31, 2013. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2014, and December 31, 2013, $150,000 and $95,015, respectively, were available to be drawn by the Company based on these requirements.

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

Senior Notes : On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of 6.50% senior notes due 2020 (the “Senior Notes”), the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excludes cash and cash equivalents from the calculation of the base management fee for the fiscal quarters ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013.

WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014.

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

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the three months ended March 31, 2014, the Company incurred base management fees of $1,443 and performance-based incentive fees of $150. During the three months ended March 31, 2013, the Company incurred base management fees of $1,077 and performance-based incentive fees of $952.

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

During the three months ended March 31, 2014 and 2013, the Company incurred allocated administrative expenses of $325 and $389, respectively.

Due To Related Parties : At March 31, 2014, the Company owed $169 to WhiteHorse Administration in connection with allocated administrative expenses. This amount is included in accounts payable and accrued expenses in the consolidated statements of assets and liabilities.

Co-investments with Related Parties : At March 31, 2014 and December 31, 2013, certain officers or employees affiliated with or employed by White Horse Advisers and its related entities maintained co-investments in the Company’s investments of $1,116 and $1,221, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Commitments : The Company had outstanding commitments to fund investments totaling $1,650 and $1,150 as of March 31, 2014 and December 31, 2013, respectively.

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

NOTE 7 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2014	2013
Per share data:(1)
Net asset value, beginning of period	$15.16	$15.30
Net investment income	0.27	0.27
Net realized and unrealized losses on investments	0.16	(0.03)
Net increase in net assets resulting from operations	0.43	0.24
Distributions declared	(0.36)	(0.36)
Net asset value, end of period	$15.23	$15.18
Total return based on market value(2)	(27.91)%	27.93%
Total return based on net asset value	11.25%	6.18%
Net assets, end of period	$228,141	$227,244
Per share market value at end of period	$14.07	$15.83
Shares outstanding end of period	14,982,857	14,965,624
Ratios/Supplemental Data:
Expenses without incentive fees	7.26%	6.03%
Incentive fees	0.26%	1.67%
Total expenses	7.52%	7.70%
Net investment income	7.05%	7.06%
Portfolio turnover ratio	1.81%	0.08%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

During the three months ended March 31, 2014, WhiteHorse Advisers irrevocably waived $344 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 7.83%, 0.00% and 7.83%, respectively, for the three months ended March 31, 2014. The Company did not waive any base management fees during the three months ended March 31, 2013.

NOTE 8 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	March 30, 2014	March 30, 2013

Net increase in net assets resulting from operations	$6,370	$3,508
Weighted average shares outstanding	14,982,728	14,965,624
Basic and diluted per share net increase in net assets resulting from operations	$0.43	$0.23

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to consummate new investments and the impact of such investments;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of increased competition;

•	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;

•	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;

•	our ability to pay dividends or make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

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

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares at a public offering price of $15.00 per share. Concurrent with the IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement, or the Concurrent Private Placement, at $15.00 per share. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF”.

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

As of March 31, 2014, our investment portfolio consisted of senior secured loans across 23 positions with an aggregate fair value of approximately $286.9 million and a principal balance outstanding of approximately $289.0 million. As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a premium over LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Consolidated Results of Operations

Investment Income

Investment income for the three months ended March 31, 2014 and 2013 totaled approximately $8.3 million and approximately $8.4 million, respectively, and was primarily attributable to interest and fees earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of approximately $0.4 million and approximately $0.2 million, respectively, for the three months ended March 31, 2014 and 2013, respectively.

Operating Expenses

Expenses for the three months ended March 31, 2014 and 2013 were approximately $4.3 million and approximately $4.4 million, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) for the three months ended March 31, 2014 and 2013 totaled approximately $1.4 million and approximately $1.4 million, respectively.

Base management fees and performance-based incentive fees totaled approximately $1.4 million and approximately $0.2 million, respectively, for the three months ended March 31, 2014, and approximately $1.1 million and approximately $1.0 million, respectively, for the three months ended March 31, 2013. In accordance with the Investment Advisory Agreement and our fee waiver agreement with WhiteHorse Advisers, cash and cash equivalents were excluded from the calculation of base management fees. Administrative fees for the three months ended March 31, 2014 and 2013 totaled approximately $0.3 million and approximately $0.4 million, respectively.

General and administrative expenses were approximately $1.0 million and approximately $0.6 million, respectively, during the three months ended March 31, 2014 and 2013. General and administrative expenses for the three months ended March 31, 2014, included capital markets related professional fees of approximately $0.4 million. No capital markets related professional fees were incurred during the three months ended March 31, 2013.

Net Realized and Unrealized Losses on Investments

We incurred no realized gains or losses for the three months ended March 31, 2014 or 2013.

For the three months ended March 31, 2014 and 2013, we incurred net unrealized appreciation of approximately $2.4 million and net unrealized depreciation of approximately $0.5 million, respectively, due to credit related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals.

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

We generally are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

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

Our operating activities used cash and cash equivalents of approximately $36.9 million during the three months ended March 31, 2014, primarily for the net acquisition of investments. Our financing activities used cash and cash equivalents of approximately $30.2 million during the three months ended March 31, 2014, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of approximately $17.9 million during the three months ended March 31, 2013, primarily for the net acquisitions of investments. Our financing activities used cash and cash equivalents of approximately $1.6 million during the three months ended March 31, 2013, primarily for the payment of distributions to stockholders.

As of March 31, 2014, we had cash and cash equivalents resources of approximately $40.2 million, including approximately $14.4 million of restricted cash.  As of the same date, we had approximately $150.0 million available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. On September 27, 2012, WhiteHorse Warehouse drew approximately $51.3 million under that facility. As of March 31, 2014 and December 31, 2013, we had zero and approximately $25.0 million, respectively, in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $150.0 million and approximately $95.0 million, respectively, were available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of approximately $216.3 million and approximately $206.8 million as of March 31, 2014, and December 31, 2013, respectively.

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

If we fail to perform our obligations under the Credit Facility or the related loan sale agreement and collateral management agreement, an event of default may occur under the Credit Facility, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the Credit Facility. Any such developments could have a material adverse effect on our financial conditions and results of operations. In anticipation of the expiration of the reinvestment period under the Credit facility on September 27, 2014, we are discussing refinancing options with the lender and other prospective lenders.

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

Distributions

During the three months ended March 31, 2014 and 2013, we declared distributions of $0.355 and $0.355 per share, respectively, for total distributions of $5.3 million and $5.3 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for any given fiscal year, a portion of those distributions may be deemed to be a return of capital to our common stockholders. During the three months ended March 31, 2014, distributions to stockholders included a return of capital for tax purposes, which we estimate to be approximately $1.3 million, based on current earnings for the fiscal year ending December 31, 2014. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2014 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of March 31, 2014, our investment portfolio consisted of senior secured loans across 23 positions with an aggregate fair value of approximately $286.9 million and a principal balance outstanding of approximately $289.0 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 89.8% variable-rate investments (indexed to LIBOR), which we believe positions our portfolio well for a potential rising interest rate environment. As of March 31, 2014, our portfolio had an average investment size of approximately $12.5 million, with investment sizes ranging from $1.0 million to $35.0 million and a weighted average cash yield of 10.8%.

As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 88.4% variable-rate investments (indexed to LIBOR). As of December 31, 2013, our portfolio had an average investment size of approximately $13.0 million, with investment sizes ranging from $1.0 million to $33.6 million and a weighted average cash yield of 10.9%.

For the three months ended March 31, 2014, WhiteHorse Finance invested approximately $16.6 million in new and existing portfolio companies, offset by net repayments of approximately $5.1 million. Gross repayments were comprised entirely of scheduled repayments. WhiteHorse Finance invested approximately $16.6 million across three companies. In the first quarter ended March 31, 2013 and continuing into the current quarter, we have experienced deal flow at reasonable pricing levels.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$19.4	6.8%	$—	0.0%

2	249.0	86.8	251.7	92.4

3	18.5	6.4	20.7	7.6

4	—	0.0	—	0.0

5	—	0.0	—	0.0

Total Portfolio	$286.9	100.0%	$272.4	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of March 31, 2014, and December 31, 2013, respectively, we had commitments to fund approximately $1.7 million and approximately $1.2 million of revolving lines of credit or delayed draw facilities. During the three months ended March 31, 2014, we did not fund any commitments that were outstanding as of December 31, 2013.

Distributions

In order to maintain our status as a RIC and to avoid corporate-level tax on income, we must distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years on which we paid no U.S. federal income tax. For U.S. federal income tax purposes, any dividends declared by us in October, November or December to shareholders of record on a specified date in such a month and paid during January of the following calendar year would generally be taxable to such shareholders, and deductible to us, as if paid on December 31 of the calendar year declared.

During the three months ended March 31, 2014, we declared to stockholders distributions of $0.355 per share for total distributions of $5.3 million. The timing and amount of our quarterly distributions, if any, are determined by our board of directors.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2014, distributions to stockholders included a return of capital for tax purposes, which we estimate to be approximately $1.3 million, based on current earnings for the fiscal year ending December 31, 2014. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

A summary of our significant contractual payment obligations as of March 31, 2014 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Senior notes	$30.0	$—	$—	$—	$30.0
Unsecured term loan	55.0	—	55.0	—	—
Total contractual obligations	$85.0	$—	$55.0	$—	$30.0

As of March 31, 2014, we had approximately $150.0 million of unused borrowing capacity under the Credit Facility, all of which was available to be drawn.

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

Assuming that the consolidated statement of financial condition as of March 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$311	$550	$(239)
200	2,442	1,100	1,342
300	5,019	1,650	3,369
400	7,595	2,200	5,395
500	10,172	2,750	7,422

As of March 31, 2014, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013 and in our amended registration statement on Form N-2 filed with the SEC on July 15, 2013, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

WhiteHorse Finance, Inc.

Dated: May 12, 2014	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2014	By	/s/ Alastair G. C. Merrick
Alastair G. C. Merrick
Chief Financial Officer
(Principal Accounting and Financial Officer)

