Form 10-Q
period 2014-06-30
WhiteHorse Finance, Inc.
filed 2014-08-07
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of August 6, 2014 the Registrant had 14,982,857 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item I. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments, at fair value (amortized cost $343,872 and $272,608, respectively)	$347,107	$272,439
Cash and cash equivalents	6,726	92,905
Restricted cash and cash equivalents	4,041	3,078
Interest receivable	2,026	1,585
Deferred financing costs	3,533	3,827
Prepaid expenses and other receivables	453	319
Total assets	$363,886	$374,153

Liabilities
Credit facility	$42,000	$25,000
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,317
Management fees payable	3,296	2,831
Payable for investments purchased	-	28,606
Accounts payable and accrued expenses	432	397
Total liabilities	136,047	147,151

Commitments and contingencies (See Note 7)

Net assets
Common stock, 14,982,857 and 14,977,056 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,734	228,646
Accumulated overdistributed net investment income	(3,509)	(854)
Net unrealized appreciation (depreciation) on investments	2,599	(805)
Total net assets	227,839	227,002
Total liabilities and total net assets	$363,886	$374,153

Number of shares outstanding	14,982,857	14,977,056
Net asset value per share	$15.21	$15.16

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investment income
Interest and fee income	$9,018	$9,498	$17,268	$17,880
Total investment income	9,018	9,498	17,268	17,880

Expenses
Interest expense	1,386	1,304	2,741	2,666
Base management fees	1,678	1,244	3,121	2,321
Performance-based incentive fees	982	1,213	1,132	2,165
Administrative service fees	359	389	684	778
General and administrative expenses	620	498	1,607	1,091
Total expenses	5,025	4,648	9,285	9,021
Net investment income	3,993	4,850	7,983	8,859

Realized and unrealized gains (losses) on investments
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	1,024	(1,683)	3,404	(2,184)
Net realized and unrealized gains (losses) on investments	1,024	(1,683)	3,404	(2,184)
Net increase in net assets resulting from operations	$5,017	$3,167	$11,387	$6,675
Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.21	$0.76	$0.45
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	14,982,857	14,965,624	14,982,793	14,965,624

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized Appreciation (Depreciation) on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2013	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

Net increase (decrease) in net assets resulting from operations	—	—	—	8,859	—	(2,184)	6,675

Distributions declared	—	—	—	(10,626)	—	—	(10,626)

Balance at June 30, 2013	14,965,624	$15	$228,466	$(603)	$(71)	$(2,709)	$225,098

Balance at January 1, 2014	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88

Net increase in net assets resulting from operations	—	—	—	7,983	—	3,404	11,387

Distributions declared	—	—	—	(10,638)	—	—	(10,638)

Balance at June 30, 2014	14,982,857	$15	$228,734	$(3,509)	$—	$2,599	$227,839

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,387	$6,675
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid in kind income	(670)	(355)
Net unrealized (appreciation) depreciation on investments	(3,404)	2,184
Amortization of discount	(388)	(388)
Amortization of deferred financing costs	294	237
Acquisition of investments	(105,347)	(73,483)
Proceeds from principal payments	35,141	14,786
Net changes in operating assets and liabilities:
Interest receivable	(441)	(2,628)
Prepaid expenses and other receivables	(134)	209
Payable for investments purchased	(28,606)	3,532
Management fees payable	465	2,451
Accounts payable and accrued expenses	35	(600)
Restricted cash and cash equivalents	(963)	19,659
Net cash used in operating activities	(92,631)	(27,721)

Cash flows from financing activities
Proceeds from (Repayment of) borrowings under credit facility	17,000	(30,000)
Deferred financing costs	-	(138)
Distributions paid to common stockholders, net of distributions reinvested	(10,548)	(6,929)
Net cash provided by (used in) financing activities	6,452	(37,067)

Net change in cash and cash equivalents	(86,179)	(64,788)
Cash and cash equivalents at beginning of period	92,905	156,123
Cash and cash equivalents at end of period	$6,726	$91,335

Supplemental disclosure of cash flow information:
Interest paid	$2,459	$2,471

Supplemental noncash disclosures:
Dividends reinvested	$88	$-

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2014

(in thousands, except share and per share data)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments

Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50%	8.00%	7/11/18	$4,575	$4,564	$4,575	2.01%
	(1.50% Floor)
Second Lien Secured Term Loan	L+10.00%	11.50%	7/11/19	5,000	4,889	4,970	2.18
	(1.50% Floor)
				9,575	9,453	9,545	4.19

Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/15	17,404	17,404	17,404	7.64
	(2.00% Floor)

Cable & Satellite
Puerto Rico Cable Acquisition Company, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	5/30/19	5,000	4,926	4,960	2.18
	(1.00% Floor)

Consumer Finance
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,823	10,000	4.39

Sigue Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	12/27/18	25,000	24,540	24,950	10.95
	(1.00% Floor)
				35,000	34,363	34,950	15.34

Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00%	11.00%	12/31/18	35,353	34,059	35,141	15.42
	(1.00% Floor)	(2.00% PIK)

Diversified Support Services
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50%	11.75%	10/1/20	4,000	3,926	4,000	1.76
	(1.25% Floor)
Orion Healthcorp, Inc.
Senior Secured Note	L+10.00%	12.00%	3/31/18	10,034	9,749	9,804	4.30
	(2.00% Floor)	(2.00% PIK)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,910	11,698	11,755	5.16
	(1.25% Floor)
				25,944	25,373	25,559	11.22

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,950	9,664	9,691	4.25
	(1.00% Floor)

Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50%	15.00%	3/15/18	14,421	14,194	14,392	6.32
	(1.50% Floor)	(3.00% PIK)
First Lien Secured Revolving Loan	L+13.50%	15.00%	3/15/18	-	(30)	-	-
	(1.50% Floor)	(3.00% PIK)

P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,905	10,020	4.40
	(1.00% Floor)
				24,421	24,069	24,412	10.72

Health Care Facilities
Grupo HIMA San Pablo, Inc
First Lien Secured Term Loan	L+9.00%	10.50%	1/31/18	14,813	14,582	14,738	6.47
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(4)	15.75%	7/31/18	1,000	959	988	0.43

Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	22,000	21,615	21,626	9.49
	(1.00% Floor)
				37,813	37,156	37,352	16.39

Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	29,681	29,214	29,740	13.05
	(0.50% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+12.00%	12.50%	4/24/19	1,000	1,000	1,002	0.44
	(0.50% Floor)
				30,681	30,214	30,742	13.49

Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,260	16,312	16,423	7.21
	(2.00% Floor)

Homefurnishing Retail
BDF Acquisition Corp.
Second Lien Secured Term Loan	L+8.00%	9.00%	2/12/22	5,000	4,903	4,890	2.15
	(1.00% Floor)

Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	8,090	8,016	8,050	3.53
	(1.25% Floor)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	12/6/18	8,222	8,041	8,190	3.59
	(1.00% Floor)

Metal & Glass Containers
Pelican Products, Inc.
Second Lien Secured Term Loan	L+8.25%	9.25%	4/11/21	3,000	2,978	3,030	1.33
	(1.00% Floor)

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	9,625	9,535	9,750	4.28
	(1.00% Floor)

Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	9,000	8,824	8,946	3.93
	(1.25% Floor)

Other Diversified Financial Services
RCS Capital Corporation
Second Lien Secured Term Loan(7)	L+9.50%	10.50%	4/29/21	9,000	8,867	8,982	3.94
	(1.00% Floor)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50%	9.75%	7/1/20	18,000	17,789	18,144	7.96
	(1.25% Floor)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)(7)
First Lien Secured Term Loan	N/A(4)	10.00%	6/30/17	12,049	12,114	10,905	4.79

Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	7/16/19	9,900	9,812	9,811	4.31
	(1.00% Floor)
Total Debt Investments				339,287	333,872	336,877	147.86

Equity Investments

Diversified Support Services
Constellation Health, LLC
Warrants	-	-	3/31/18	1	-	230	0.10

Specialized Finance
NMFC Senior Loan Program I LLC(7)
LLC Interest	-	-	6/10/19	10,000	10,000	10,000	4.39

Total Equity Investments				10,001	10,000	10,230	4.49

Total Investments(5)				$349,288	$343,872	$347,107	152.35%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets monthly, quarterly or semiannually.

(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.

(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(5)	Except for AP Gaming I, LLC, BDF Acquisition Corp., GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., NMFC Senior Loan Program I LLC, P2 Newco Acquisition, Inc., Pelican Products, Inc., RCS Capital Corporation and Securus Technologies, Inc., the investments provide collateral for the Credit Facility.

(6)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, or the 1940 Act.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2013

(in thousands, except share and per share data)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50%	8.00%	7/11/18	$4,785	$4,773	$4,792	2.11%
	(1.50% Floor)
Second Lien Secured Term Loan	L+10.00%	11.50%	7/11/19	5,000	4,882	4,965	2.19
	(1.50% Floor)
				9,785	9,655	9,757	4.30
Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50% (2.00% Floor)	9.50%	4/27/15	17,493	17,381	17,511	7.71
Consumer Finance
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,807	9,990	4.40
Sigue Corporation
Second Lien Secured Term Loan	L+9.00%	10.00%	12/27/18	25,000	24,501	24,500	10.79
	(1.00% Floor)
				35,000	34,308	34,490	15.19
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00%	11.00%	12/31/18	35,000	33,600	33,600	14.80
	(1.00% Floor)	(2.00% PIK)
Diversified Support Services
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50%	11.75%	10/1/20	4,000	3,922	4,036	1.78
	(1.25% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,970	11,741	11,874	5.23
	(1.25% Floor)
				15,970	15,663	15,910	7.01
Education Services
Renaissance Learning, Inc.
Second Lien Secured Term Loan	L+7.75%	8.75%	5/14/21	17,000	17,040	17,102	7.53
	(1.00% Floor)
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	10,000	9,700	9,700	4.27
	(1.00% Floor)
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50%	15.00%	3/15/18	14,639	14,392	14,609	6.44
	(1.50% Floor)	(3.00% PIK)
First Lien Secured Revolving Loan	L+13.50%	15.00%	3/15/18	896	863	894	0.39
	(1.50% Floor)	(3.00% PIK)
P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,901	10,060	4.43
	(1.00% Floor)
				25,535	25,156	25,563	11.26

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2013

(in thousands, except share and per share data)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00%	10.50%	1/31/18	14,888	14,631	14,798	6.52
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(4)	15.75%	7/31/18	1,000	956	989	0.44
				15,888	15,587	15,787	6.96
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,345	16,410	16,508	7.27
	(2.00% Floor)
Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	8,090	8,012	8,066	3.55
	(1.25% Floor)
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	12/6/18	10,000	9,800	9,840	4.33
	(1.00% Floor)
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	9,875	9,778	9,974	4.39
	(1.00% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50%	9.75%	7/1/20	18,000	17,776	18,072	7.96
	(1.25% Floor)
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)(7)
First Lien Secured Term Loan	N/A(4)	25.00%	6/30/14	22,822	22,886	20,699	9.12
Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	7/16/19	9,950	9,856	9,860	4.34
	(1.00% Floor)
Total Investments(5)				$276,753	$272,608	$272,439	120.02%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.

(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.

(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(5)	Except for AP Gaming I, LLC, GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., P2 Newco Acquisition, Inc., Renaissance Learning, Inc. and Securus Technologies, Inc., the investments provide collateral for the Credit Facility.

(6)	All investments are non-controlled/non-affiliate investments as defined by the 1940 Act.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

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

Interest and fee Income : Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. The Company may also receive closing, commitment, prepayment, amendment and other fees from portfolio companies in the ordinary course of business. Closing fees associated with investments in portfolio companies are accreted into interest income over the respective terms of the applicable loans using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of interest income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable. Any such fees are included in interest income and fee on the statement of operations. The Company may invest in loans that contain a payment-in-kind (“PIK”) interest rate provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates.

Non-accrual : Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2014 and December 31, 2013, the Company had no non-accrual loans.

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

Penalties or interest that may be assessed related to any income taxes would be classified as other operating expenses in the financial statement. The Company had no amounts accrued for interest or penalties on June 30, 2014 or December 31, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months.

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

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$179,720	$180,002	$142,211	$141,059
Second lien secured loans	144,403	147,071	130,397	131,380
Senior secured notes	9,749	9,804	—	—
Equity	10,000	10,230	—	—
Total	$343,872	$347,107	$272,608	$272,439

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2014		December 31, 2013
Aerospace & Defense	$9,545	2.75%	$9,757	3.58%
Building Products	17,404	5.01	17,511	6.43
Cable & Satellite	4,960	1.43	—	—
Consumer Finance	34,950	10.07	34,490	12.66
Data Processing & Outsourced Services	35,141	10.12	33,600	12.33
Diversified Support Services	25,789	7.43	15,910	5.84
Education Services	—	—	17,102	6.28
Electronic Equipment & Instruments	9,691	2.79	9,700	3.56
Health Care Distributors	24,412	7.03	25,563	9.38
Health Care Facilities	37,352	10.76	15,787	5.79
Health Care Technology	30,742	8.86	—	—
Homebuilding	16,422	4.73	16,508	6.06
Homefurnishing Retail	4,890	1.41	—	—
Integrated Telecommunication Services	8,050	2.32	8,066	2.97
Internet Retail	8,189	2.36	9,840	3.61
Metal & Glass Containers	3,030	0.87	—	—
Oil & Gas Drilling	9,750	2.81	9,974	3.66
Oil & Gas Exploration & Production	8,946	2.58	—	—
Other Diversified Financial Services	8,982	2.59	—	—
Specialized Consumer Services	18,144	5.23	18,072	6.63
Specialized Finance	20,905	6.02	20,699	7.60
Trading Companies & Distributors	9,810	2.83	9,860	3.62
Total	$347,107	100.00%	$272,439	100.00%

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2014, changes in the observability of valuation inputs resulted in one reclassification of assets from Level 3 to Level 2, with no other reclassification between levels. During the six months ended June 30, 2013, changes in the observability of valuation inputs resulted in no reclassification of assets between any levels.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$17,404	$162,598	$180,002
Second lien secured loans	—	4,000	143,071	147,071
Senior secured note	—	—	9,804	9,804
Equity	—	—	10,230	10,230
Total investments	$—	$21,404	$325,703	$347,107

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$141,059	$141,059
Second lien secured loans	—	—	131,380	131,380
Total investments	$—	$—	$272,439	$272,439

The portfolio companies underlying the investments are located in the United States. As of June 30, 2014 and December 31, 2013, the weighted average remaining term of the Company’s debt investments was approximately 4.6 years and 4.7 years, respectively.

The following table presents the changes in investments measures at fair value using Level 3 inputs for the six months ended June 30, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Secured Note	Equity	Total Investments
Balance at January 1, 2014	$141,059	$131,380	$—	$—	$272,439
Funding of investments	53,136	30,489	9,700	10,000	103,325
Non-cash interest income	283	353	34	—	670
Amortization of discount	173	203	15	—	391
Proceeds from pay downs	(16,096)	—	—	—	(16,096)
Net unrealized appreciation	1,527	1,788	55	230	3,600
Transfers out of Level 3	(17,484)	(21,142)	—	—	(38,626)
Balance at June 30, 2014	$162,598	$143,071	$9,804	$10,230	$325,703

The following table presents the changes in investments measures at fair value using Level 3 inputs for the six months ended June 30, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Senior Secured Note	Equity	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$—	$180,488
Funding of investments	72,533	950	—	—	73,483
Non-cash interest income	152	203	—	—	355
Amortization of discount	383	5	—	—	388
Proceeds from pay downs	(14,786)	—	—	—	(14,786)
Net unrealized (depreciation) appreciation	(2,412)	228	—	—	(2,184)
Balance at June 30, 2014	$201,496	$36,248	$—	$—	$237,744

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. Significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. Significant increase in the market quotes price would result in a significant increase in the fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$59,540	Discounted cash flows	Discount rate	9.1% – 33.6% (16.1%)
			Exit multiple	4.1x – 9.8x (7.0x)
	103,058	Weighting of discounted	Discount rate	6.8% – 14.7% (10.8%)
		cash flows and	Exit multiple	2.2x – 9.0x (4.8x)
		consensus pricing	Market quotes	98.3-101.3 (99.7)
	$162,598
Second lien secured loans	$71,079	Discounted cash flows	Discount rate	10.9% – 15.5% (13.1%)
			Exit multiple	5.5x – 6.2x (5.8x)
	71,992	Weighting of discounted	Discount rate	9.9% – 12.8% (10.9%)
		cash flows and	Exit multiple	2.7x – 9.0x (6.3x)
		consensus pricing	Market quotes	95.0 – 102.8 (100.3)
	$143,071
Senior secured notes	$9,804	Discounted cash flows	Discount rate	11.0%
			Exit multiple	6.0x
	$9,804
Equity securities	$10,000	Discounted cash flows	Discount rate	12.2%
	230	Black-Scholes model	Volatility	25.0%
	$10,230

Total Level 3 investments	$325,703

Investment Type	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$78,371 62,688	Discounted cash flows Weighting of discounted cash flows and consensus pricing	Discount rate Discount rate Market quotes	8.1% – 37.2% (18.5%) 6.9% – 9.8% (8.2%) 97.0 – 100.6 (99.4)
$141,059
Second lien secured loans	$10,979 58,100 62,301	Discounted cash flows Consensus pricing Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Discount rate Market quotes	9.9% – 15.6% (10.5%) 96.0 – 98.0 (96.8) 8.7% – 12.1% (10.2%) 97.5 – 100.5 (99.7)
$131,380

Total Level 3 investments	$272,439

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

The following are the carrying values and fair values of the Company’s borrowings as of June 30, 2014 and December 31, 2013. The fair values of the credit facility and unsecured term loan are estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes is estimated using the unadjusted quoted price as of the valuation date.

		June 30, 2014		December 31, 2013
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$42,000	$50,946	$25,000	$25,000
Senior notes	2	55,000	54,309	55,000	54,009
Unsecured term loan	3	30,000	30,451	30,000	29,088
		$127,000	$135,706	$110,000	$108,097

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of June 30, 2014, the Company’s asset coverage for borrowed amounts was 279.4%.

Credit Facility : On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $281,540 and $206,812, respectively, as of June 30, 2014 and December 31, 2013, as collateral for the Credit Facility. The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 1.00% per annum on any undrawn balance. The Credit Facility has a final maturity date of September 27, 2020. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At June 30, 2014, the Company had $42,000 outstanding borrowings and $108,000 undrawn under the Credit Facility. At December 31, 2013, the Company had $25,000 in outstanding borrowings and $125,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were approximately $11,670 and approximately $6,834 at weighted average interest rates of approximately 2.52% and approximately 2.52% for the three and six months ended June 30, 2014, respectively. Weighted average outstanding borrowings were approximately $34,854 and approximately $43,007 at weighted average interest rates of approximately 2.59% and approximately 2.60% for the three and six months ended June 30, 2013, respectively. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2014, and December 31, 2013, $108,000 and $95,015, respectively, were available to be drawn by the Company based on these requirements.

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

WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014; and for the fiscal quarter ended June 30, 2014 only to the extent that the determination of base management fees would otherwise include March 31, 2014 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the three and six months ended June 30, 2014, the Company incurred base management fees of $1,678 and $3,121, and performance-based incentive fees of $982 and $1,132, respectively. During the three and six months ended June 30, 2013, the Company incurred base management fees of $1,244 and $2,321, and performance-based incentive fees of $1,213 and $2,165, respectively.

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

During the three and six months ended June 30, 2014, the Company incurred allocated administrative service fees of $359 and $684, respectively. During the three and six months ended June 30, 2013, the Company incurred allocated administrative service fees of $389 and $778.

Due From Related Parties : At June 30, 2014, $44 was due from WhiteHorse Administration in connection with allocated administrative service fees. This amount is included in prepaid expenses and other receivables in the consolidated statements of assets and liabilities.

Co-investments with Related Parties : At June 30, 2014 and December 31, 2013, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $910 and $1,221, respectively.

NOTE 7 – COMMITMENT AND CONTINGENCIES

Commitments : The Company had outstanding commitments to fund investments totaling $21,000 and $1,150 as of June 30, 2014 and December 31, 2013, respectively.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2014	2013
Per share data:(1)
Net asset value, beginning of period	$15.16	$15.30
Net investment income	0.53	0.59
Net realized and unrealized gains (losses) on investments	0.23	(0.14)
Net increase in net assets resulting from operations	0.76	0.45
Distributions declared	(0.71)	(0.71)
Net asset value, end of period	$15.21	$15.04
Total return based on market value(2)	(10.81)%	(2.03)%
Total return based on net asset value	9.99%	5.89%
Net assets, end of period	$227,839	$225,098
Per share market value at end of period	$14.30	$15.75
Shares outstanding end of period	14,982,857	14,965,624
Ratios/Supplemental Data:
Expenses without incentive fees	7.15%	6.05%
Incentive fees	1.00%	1.92%
Total expenses	8.15%	7.97%
Net investment income	7.00%	7.82%
Portfolio turnover ratio	11.34%	7.07%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

During the three and six months ended June 30, 2014, WhiteHorse Advisers irrevocably waived $103 and $447 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 7.23%, 1.53% and 8.76% for the three months ended June 30, 2014, respectively, and 7.24%, 0.91% and 8.15% for the six months ended June 30, 2014, respectively. WhiteHorse Advisers did not waive any base management fees during the three or six months ended June 30, 2013.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$5,017	$3,167	$11,387	$6,675
Weighted average shares outstanding	14,982,857	14,965,624	14,982,793	14,965,624
Basic and diluted per share net increase in net assets resulting from operations	$0.34	$0.21	$0.76	$0.45

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

We are a direct lender targeting debt investments in privately held, small-cap companies located in North America. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, plus a spread and have terms ranging from three to six years. While we focus principally on originating senior secured loans to small-cap companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the small-cap market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

As of June 30, 2014, our investment portfolio consisted primarily of senior secured loans across 30 positions with an aggregate fair value of approximately $347.1 million and a principal balance outstanding of approximately $349.3 million. As of December 31, 2013, our investment portfolio consisted primarily of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms ranging from three to six years and bear interest at a fixed or floating rate based on a premium over LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Recent Developments

On July 8, 2014, we received an exemptive order from the SEC that permits the Company to participate in negotiated investments with funds managed by H.I.G. Capital, subject to certain conditions. The exemptive relief to co-invest with affiliated funds provides stockholders with access to a broader range of investment opportunities.

On August 1, 2014, we appointed William Markert as Chief Operating Officer.

Consolidated Results of Operations

Investment Income

Investment income for the three months and six months ended June 30, 2014 totaled approximately $9.0 million and approximately $17.3 million, respectively, and was primarily attributable to interest and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2013 of approximately $9.5 million and approximately $17.9 million. Investment income included fee income, primarily related to amendments and prepayments, of approximately $0.7 million and approximately $1.1 million for the three and six months ended June 30, 2014, respectively, and approximately $0.4 million and approximately $0.6 million for the three and six months ended June 30, 2013, respectively.

Operating Expenses

Expenses for the three and six months ended June 30, 2014 were approximately $5.0 million and approximately $9.3 million, respectively. This compares to expenses for the three and six months ended June 30, 2013 of approximately $4.6 million and approximately $9.0 million, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) for the three and six months ended June 30, 2014 totaled approximately $1.4 million and approximately $2.7 million, respectively. We incurred interest expense of approximately $1.3 million and approximately $2.7 million on our Credit Facility and Unsecured Term Loan for the three and six months ended June 30, 2013, respectively. The Senior Notes were issued on July 23, 2013 and therefore interest expense for the three and six months ended June 30, 2013 does not include any interest on these securities.

Base management fees totaled approximately $1.7 million and approximately $3.1 million for the three and six months ended June 30, 2014, respectively, and approximately $1.2 million and approximately $2.3 million for the three and six months ended June 30, 2013, respectively. In accordance with the Investment Advisory Agreement and our fee waiver agreement with WhiteHorse Advisers, cash and cash equivalents were excluded from the calculation of base management fees in determining the average carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014 for the three and six months ended June 30, 2014, and in determining the average carrying value of consolidated gross assets as of December 31, 2012, March 31, 2013 and June 30, 2013 for the three and six months ended June 30, 2013.

Performance based incentive fees totaled approximately $1.0 million and approximately $1.1 million for the three and six months ended June 30, 2014, and approximately $1.2 million and approximately $2.2 million, respectively, for the three and six months ended June 30, 2013, respectively. Incentive fees for the six months ended June 30, 2014 were lower than for the six months ended June 30, 2013, due to the application of the hurdle rate in the Investment Advisory Agreement.

Administrative service fees for the three and six months ended June 30, 2014 totaled approximately $0.4 million and approximately $0.7 million, respectively. This compares to administrative service fees of approximately $0.4 million and approximately $0.8 million for the three and six months ended June 30, 2013, respectively.

General and administrative expenses were approximately $0.6 million and approximately $1.6 million during the three and six months ended June 30, 2014 and 2013, respectively, and approximately $0.5 million and approximately $1.1 million for the three and six months ended June 30, 2013, respectively. General and administrative expenses for the six months ended June 30, 2014, included capital markets-related professional fees of approximately $0.4 million. No capital markets related professional fees were incurred during the six months ended June 30, 2013.

Net Realized and Unrealized Losses on Investments

We incurred no realized gains or losses for the three or six months ended June 30, 2014 or 2013.

For the three and six months ended June 30, 2014, we incurred net unrealized appreciation of approximately $1.0 million and approximately $3.4 million, respectively. For the three and six months ended June 30, 2013, we incurred net unrealized depreciation of approximately $1.7 million and approximately $2.2 million. Unrealized appreciation and depreciation arose from credit related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, the Credit Facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in three months or less. We expect to fund a portion of our investments through future borrowings under the Credit Facility. In the future, we may obtain borrowings under other credit facilities and issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities used cash and cash equivalents of approximately $92.6 million during the six months ended June 30, 2014, primarily for the net acquisition of investments. Our financing activities provided cash and cash equivalents of approximately $6.5 million during the six months ended June 30, 2014, primarily from borrowings under the Credit Facility, partially offset by the payment of distributions to stockholders.

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

As of June 30, 2014, we had cash and cash equivalents resources of approximately $10.8 million, including approximately $4.0 million of restricted cash.  As of the same date, we had approximately $108.0 million undrawn and available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy. As of June 30, 2014 and December 31, 2013, we had approximately $42.0 million and approximately $25.0 million, respectively, in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $108.0 million and approximately $95.0 million, respectively, were available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of approximately $281.5 million and approximately $206.8 million as of June 30, 2014, and December 31, 2013, respectively.

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

Unsecured Term Loan

On November 8, 2012, we entered into a $90.0 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor. On July 9, 2013, we amended the terms of the unsecured term loan to subordinate the unsecured term loan to the Notes. On July 19, 2013, we further amended the terms of our unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. In this quarterly report on Form 10-Q, we refer to this unsecured term loan and the term loan agreement governing its terms, together, as amended, as the Unsecured Term Loan. Under the terms of the Unsecured Term Loan, with respect to which we pledged no collateral to the lenders, we are required to pay interest monthly at the annual rate, except at our option and under certain other circumstances at one of several other interest rates. The Unsecured Term Loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the Unsecured Term Loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The Unsecured Term Loan includes customary restrictions that limit our ability to pay dividends under certain circumstances, to merge with another entity unless we are the surviving entity following the merger and to amend our organizational documents. Loan Fund II has guaranteed our obligation to make payments under the Unsecured Term Loan. Loan Fund II, as the guarantor of the Unsecured Term Loan, has the right to require the lenders to assign the loan to it under certain circumstances. We are permitted to prepay amounts outstanding under the Unsecured Term Loan in whole or in part without penalty.

Portfolio Investments and Yield

As of June 30, 2014, our investment portfolio consisted primarily of senior secured loans across 30 positions with an aggregate fair value of approximately $347.1 million and a principal balance outstanding of approximately $349.3 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 93.5% variable-rate investments (indexed to LIBOR), which we believe positions our portfolio well for a potential rising interest rate environment. As of June 30, 2014, our portfolio had an average investment size of approximately $11.6 million, with investment sizes ranging from $0.2 million to $35.1 million and a weighted average yield of 10.6%.

As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of approximately $272.4 million and a principal balance outstanding of approximately $276.8 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 88.4% variable-rate investments (indexed to LIBOR). As of December 31, 2013, our portfolio had an average investment size of approximately $13.0 million, with investment sizes ranging from $1.0 million to $33.6 million and a weighted average yield of 11.2%.

For the six months ended June 30, 2014, WhiteHorse Finance invested approximately $105.3 million in 10 new portfolio companies, offset by net repayments of approximately $35.1 million. Gross repayments were comprised of refinancings of approximately $19.0 million and scheduled repayments of approximately $16.1 million.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$21.4	6.2%	$—	0.0%

2	314.8	90.7	251.7	92.4

3	10.9	3.1	20.7	7.6

4	—	0.0	—	0.0

5	—	0.0	—	0.0

Total Portfolio	$347.1	100.0%	$272.4	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of June 30, 2014, and December 31, 2013, respectively, we had commitments to fund approximately $21.0 million and approximately $1.2 million of revolving lines of credit or delayed draw facilities. During the three and six months ended June 30, 2014, we did not fund any commitments that were outstanding as of December 31, 2013.

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

During the three and six months ended June 30, 2014, we declared to stockholders distributions of $0.355 and $0.710 per share, for total distributions of $5.3 million and $10.6 million, respectively. During the three and six months ended June 30, 2013, we declared distributions of $0.355 and $0.710 per share, for total distributions of $5.3 million and $10.6 million, respectively. The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and six months ended June 30, 2014, distributions to stockholders included a return of capital for tax purposes, which we estimate to be approximately $1.3 million and approximately $2.7 million, respectively, based on current earnings for the fiscal year ending December 31, 2014. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2014 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2014 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$42.0	$—	$—	$—	$42.0
Senior notes	30.0	—	—	—	30.0
Unsecured term loan	55.0	—	55.0	—	—
Total contractual obligations	$127.0	$—	$55.0	$—	$72.0

As of June 30, 2014, we had approximately $108.0 million of unused borrowing capacity under the Credit Facility, all of which was available to be drawn.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as collateral manager of WhiteHorse Warehouse under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will equal the sum of (1) a management fee equal to 2% of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 6 to the consolidated financial statements.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. We defer these origination fees and deduct them from the cost basis of the investment and subsequently accrete them into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. We accrue facility fees, sometimes referred to as asset management fees, as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and we record them on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and we account for them upon completion of the amendments or waivers, generally when such fees are receivable. We include any such fees in interest and fee income on the consolidated statement of operations.

Recent Accounting Pronouncements

During June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The adoption of ASU 2013-08 did not have a material impact on our consolidated financial position or disclosures.

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

Assuming that the consolidated statement of financial condition as of June 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net (Decrease) Increase
100	$575	$970	$(395)
200	3,287	1,940	1,347
300	6,450	2,910	3,540
400	9,612	3,880	5,732
500	12,775	4,850	7,925

As of June 30, 2014, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Part II – Other Information

Item 1: Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, each of WhiteHorse Finance, WhiteHorse Advisers and WhiteHorse Administration is currently not a party to any material legal proceedings.

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013 and in our registration statement on Form N-2 filed with the SEC on May 30, 2014, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

WhiteHorse Finance, Inc.

Dated: August 7, 2014	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2014	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

