Form 10-Q
period 2014-09-30
WhiteHorse Finance, Inc.
filed 2014-11-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

(305) 381-6999

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of November 7, 2014 the Registrant had 14,982,857 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item I. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Investments, at fair value (amortized cost $365,430 and $272,608, respectively)	$369,185	$272,439
Cash and cash equivalents	12,411	92,905
Restricted cash and cash equivalents	14,074	3,078
Interest receivable	1,835	1,585
Deferred financing costs	4,181	3,827
Prepaid expenses and other receivables	332	319
Total assets	$402,018	$374,153

Liabilities
Credit facility	$33,000	$25,000
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,317
Management fees payable	4,143	2,831
Payable for investments purchased	47,109	28,606
Accounts payable and accrued expenses	364	397
Total liabilities	174,935	147,151

Commitments and contingencies (See Note 7)

Net assets
Common stock, 14,982,857 and 14,977,056 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,734	228,646
Accumulated overdistributed net investment income	(4,785)	(854)
Net unrealized appreciation (depreciation) on investments	3,119	(805)
Total net assets	227,083	227,002
Total liabilities and total net assets	$402,018	$374,153

Number of shares outstanding	14,982,857	14,977,056
Net asset value per share	$15.16	$15.16

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment income
Interest income	$8,712	$9,251	$24,919	$26,544
Fee income	346	1,871	1,407	2,458
Dividend income	207	-	207	-
Total investment income	9,265	11,122	26,533	29,002

Expenses
Interest expense	1,405	1,403	4,146	4,070
Base management fees	1,871	1,201	5,439	3,522
Performance-based incentive fees	1,011	1,571	2,143	3,736
Administrative service fees	427	142	1,111	920
General and administrative expenses	508	523	2,115	1,613
Total expenses, before fees waived	5,222	4,840	14,954	13,861
Base management fees waived	-	-	(447)	-
Total expenses, net of fees waived	5,222	4,840	14,507	13,861
Net investment income	4,043	6,282	12,026	15,141

Realized and unrealized gains (losses) on investments
Net realized gains (losses) on investments	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	520	(262)	3,924	(2,446)
Net realized and unrealized gains (losses) on investments	520	(262)	3,924	(2,446)
Net increase in net assets resulting from operations	$4,563	$6,020	$15,950	$12,695

Per Common Share Data
Basic and diluted earnings per common share	$0.31	$0.40	$1.06	$0.85
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	14,982,857	14,976,807	14,982,815	14,969,393

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Change in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Net Investment	Net Realized Loss on	Net Unrealized (Depreciation) Appreciation on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at January 1, 2013	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049

Stock issued in connection with dividend reinvestment plan	11,432	—	180	—	—	—	180

Net increase (decrease) in net assets resulting from operations	—	—	—	15,141	—	(2,446)	12,695

Distributions declared	—	—	—	(15,942)	—	—	(15,942)

Balance at September 30, 2013	14,977,056	$15	$228,646	$363	$(71)	$(2,971)	$225,982

Balance at January 1, 2014	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88

Net increase in net assets resulting from operations	—	—	—	12,026	—	3,924	15,950

Distributions declared	—	—	—	(15,957)	—	—	(15,957)

Balance at September 30, 2014	14,982,857	$15	$228,734	$(4,785)	$—	$3,119	$227,083

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,950	$12,695
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid in kind income	(1,072)	(591)
Net unrealized (appreciation) depreciation on investments	(3,924)	2,446
Amortization of discount	(808)	(820)
Amortization of deferred financing costs	456	444
Acquisition of investments	(170,183)	(148,277)
Proceeds from principal payments	79,241	113,059
Net changes in operating assets and liabilities:
Interest receivable	(250)	(524)
Prepaid expenses and other receivables	(13)	303
Payable for investments purchased	18,503	33,038
Management fees payable	1,312	2,865
Accounts payable and accrued expenses	(33)	(489)
Restricted cash and cash equivalents	(10,996)	(38,460)
Net cash used in operating activities	(71,817)	(24,311)

Cash flows from financing activities
Senior notes issued	-	30,000
Repayment of unsecured term loan	-	(35,000)
Proceeds from (Repayment of) borrowings under credit facility	8,000	(51,250)
Deferred financing costs	(810)	(1,247)
Distributions paid to common stockholders, net of distributions reinvested	(15,867)	(12,061)
Net cash used in financing activities	(8,677)	(69,558)

Net change in cash and cash equivalents	(80,494)	(93,869)
Cash and cash equivalents at beginning of period	92,905	156,123
Cash and cash equivalents at end of period	$12,411	$62,254

Supplemental disclosure of cash flow information:
Interest paid	$3,734	$3,750

Supplemental noncash disclosures:
Dividends reinvested	$88	$180

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2014

(in thousands)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments

Application Software
Serena Software, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	4/14/20	$4,000	$4,040	$4,020	1.77%
	(1.00% Floor)

Auto Parts & Equipment
GST Autoleather, Inc.
First Lien Secured Term Loan	L+5.50%	6.50%	7/10/20	4,000	3,990	3,996	1.76
	(1.00% Floor)

Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	15,000	15,000	15,000	6.61
	(1.00% Floor)

Cable & Satellite
Puerto Rico Cable Acquisition Company, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	5/30/19	7,000	6,928	7,014	3.09
	(1.00% Floor)

Coal & Consumable Fuels
Bowie Resource Holdings, LLC
First Lien Secured Term Loan	L+5.75%	6.75%	8/16/20	4,000	4,025	4,032	1.78
	(1.00% Floor)

Commercial Printing
Harland Clarke Holdings Corp.
First Lien Secured Term Loan	L+5.50%	7.00%	5/22/18	2,000	2,025	2,020	0.89
	(1.50% Floor)

Construction Materials
Quickrete Holdings, Inc.
Second Lien Secured Term Loan	L+6.00%	7.00%	3/26/21	2,000	2,033	2,028	0.89
	(1.00% Floor)

Consumer Finance
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	9,500	9,334	9,443	4.16

Sigue Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	12/27/187	25,000	24,560	24,975	11.00
	(1.00% Floor)
				34,500	33,894	34,418	15.16

Data Processing & Outsourced Services
Future Payment Technologies, LP
Second Lien Secured Term Loan	L+10.00%	11.00%	12/31/18	35,534	34,295	35,357	15.57
	(1.00% Floor)	(2.00% PIK)

Diversified Support Services
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00%	11.00%	9/30/17	10,071	9,800	10,000	4.40
	(2.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,880	11,676	11,654	5.13
	(1.25% Floor)
				21,951	21,476	21,654	9.53

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2014

(in thousands)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,925	9,647	9,667	4.26
	(1.00% Floor)

Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50%	15.00%	3/15/18	12,944	12,740	12,711	5.60
	(1.50% Floor)	(3.00% PIK)
First Lien Secured Revolving Loan	L+13.50%	15.00%	3/15/18	-	(28)	-	-
	(1.50% Floor)	(3.00% PIK)

P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,907	10,020	4.41
	(1.00% Floor)
				22,944	22,619	22,731	10.01

Health Care Facilities
Gentiva Health Services, Inc. (7)
First Lien Secured Term Loan	L+5.25%	6.50%	10/18/19	2,000	2,015	2,006	0.88
	(1.25% Floor)

Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	21,725	21,355	21,573	9.50
	(1.00% Floor)

Grupo HIMA San Pablo, Inc
First Lien Secured Term Loan	L+9.00%	10.50%	1/31/18	14,775	14,558	14,790	6.51
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(4)	15.75%	7/31/18	1,000	961	997	0.44

				39,500	38,889	39,366	17.33

Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	28,958	28,509	28,957	12.75
	(0.50% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+12.00%	12.50%	4/24/19	2,500	2,500	2,500	1.10
	(0.50% Floor)
				31,458	31,009	31,457	13.85

Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,218	16,263	16,218	7.14
	(2.00% Floor)

Home Furnishing Retail
BDF Acquisition Corp.
Second Lien Secured Term Loan	L+8.00%	9.00%	2/12/22	5,000	4,905	4,845	2.13
	(1.00% Floor)

Human Resource & Employment Services
Miller Heiman, Inc.
First Lien Secured Term Loan	L+5.75%	6.75%	9/30/19	4,000	3,925	3,924	1.73
	(1.00% Floor)

Integrated Telecommunication Services
Securus Technologies, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	12,090	12,021	12,090	5.32
	(1.25% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2014

(in thousands)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Par / Shares	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	12/6/18	8,222	8,050	8,255	3.64
	(1.00% Floor)

Metal & Glass Containers
Pelican Products, Inc.
Second Lien Secured Term Loan	L+8.25%	9.25%	4/11/21	3,000	2,978	3,027	1.33
	(1.00% Floor)

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	9,500	9,414	9,481	4.18
	(1.00% Floor)

Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,825	12,857	5.66
	(1.25% Floor)
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25%	8.25%	8/7/19	2,000	2,040	2,028	0.89
	(1.00% Floor)
				15,000	14,865	14,885	6.55
Oil & Gas Storage & Transportation
Sprint Industrial Holdings LLC
First Lien Secured Term Loan	L+5.75%	7.00%	5/14/19	2,000	2,013	2,010	0.89
	(1.25% Floor)

Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+9.50%	10.50%	4/29/21	13,250	13,257	13,489	5.94
	(1.00% Floor)

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50%	9.75%	7/1/20	18,000	17,795	18,072	7.96
	(1.25% Floor)

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(3)(7)
First Lien Secured Term Loan	N/A(4)	10.00%	6/30/17	6,872	6,937	6,247	2.75

Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50%	7.50%	7/16/19	9,875	9,792	9,786	4.31
	(1.00% Floor)
Total Debt Investments				356,839	352,085	355,089	156.38

Equity Investments

Diversified Support Services
Constellation Health, LLC
Warrants	N/A	N/A	3/31/18	1	-	870	0.38

Specialized Finance
NMFC Senior Loan Program I LLC(7)
LLC Interest	N/A	N/A	6/10/19	13,345	13,345	13,226	5.82

Total Equity Investments				13,346	13,345	14,096	6.20

Total Investments(5)				$370,185	$365,430	$369,185	162.58%

(1)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) which resets monthly, quarterly or semiannually.

(2)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.

(3)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(4)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(5)	Except for BDF Acquisition Corp., Constellation Health, LLC, GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., Harland Clarke Holdings Corp., NMFC Senior Loan Program I LLC, P2 Newco Acquisition, Inc., Pelican Products, Inc., Quickrete Holdings, Inc. and Sprint Industrial Holdings LLC, the investments provide collateral for the Credit Facility.

(6)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended, or the 1940 Act.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2013

(in thousands)

Investment Type(6)	Spread Above Index(1)	Interest Rate(2)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America

Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50%	8.00%	7/11/18	$4,785	$4,773	$4,792	2.11%
	(1.50% Floor)
Second Lien Secured Term Loan	L+10.00%	11.50%	7/11/19	5,000	4,882	4,965	2.19
	(1.50% Floor)
				9,785	9,655	9,757	4.30
Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50%	9.50%	4/27/15	17,493	17,381	17,511	7.71
	(2.00% Floor)
Consumer Finance
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(4)	10.50%	9/30/18	10,000	9,807	9,990	4.40
Sigue Corporation
Second Lien Secured Term Loan	L+9.00%	10.00%	12/27/18	25,000	24,501	24,500	10.79
	(1.00% Floor)
				35,000	34,308	34,490	15.19
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00%	11.00%	12/31/18	35,000	33,600	33,600	14.80
	(1.00% Floor)	(2.00% PIK)
Diversified Support Services
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50%	11.75%	10/1/20	4,000	3,922	4,036	1.78
	(1.25% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,970	11,741	11,874	5.23
	(1.25% Floor)
				15,970	15,663	15,910	7.01
Education Services
Renaissance Learning, Inc.
Second Lien Secured Term Loan	L+7.75%	8.75%	5/14/21	17,000	17,040	17,102	7.53
	(1.00% Floor)
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	10,000	9,700	9,700	4.27
	(1.00% Floor)
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50%	15.00%	3/15/18	14,639	14,392	14,609	6.44
	(1.50% Floor)	(3.00% PIK)
First Lien Secured Revolving Loan	L+13.50%	15.00%	3/15/18	896	863	894	0.39
	(1.50% Floor)	(3.00% PIK)
P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,901	10,060	4.43
	(1.00% Floor)
				25,535	25,156	25,563	11.26

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2013

(in thousands)

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

September 30, 2014

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

On December 4, 2012, WhiteHorse Finance priced its initial public offering (the “IPO”), selling 6,666,667 shares. Concurrent with the IPO, certain of the Company’s directors, officers, the managers of its investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). WhiteHorse Finance’s common stock trades on the NASDAQ Global Select Market under the symbol “WHF”.

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

Investments are measured at fair value as determined in good faith by the Company’s investment committee, generally on a quarterly basis, and such valuations are reviewed by the audit committee of the board of directors and ultimately approved by the board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date. Any changes to the valuation methodology are reviewed by management and the Company’s board of directors to confirm that the changes are justified. The Company continues to review and refine its valuation procedures in response to market changes.

The Company engages independent external valuation firms to periodically review material investments. These external reviews are used by the board of directors to review the Company’s internal valuation of each investment over the year.

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

Investment Income : Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. The Company may also receive closing, commitment, prepayment, amendment and other fees from portfolio companies in the ordinary course of business.

Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Closing fees associated with investments in portfolio companies are deferred and recognized as interest income over the respective terms of the applicable loans using the effective interest method. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of interest income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable, and are included in fee income on the consolidated statements of operations.

The Company may invest in loans that contain a payment-in-kind (“PIK”) interest rate provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates.

Non-accrual : Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2014 and December 31, 2013, the Company had no non-accrual loans.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on September 30, 2014 or December 31, 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements : During May 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

During June 2013, the FASB issued ASU 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interests in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The adoption of ASU 2013-08 did not have a material impact on the consolidated financial position or disclosures.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$200,285	$200,876	$142,211	$141,059
Second lien secured loans	151,800	154,213	130,397	131,380
Equity	13,345	14,096	—	—
Total	$365,430	$369,185	$272,608	$272,439

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2014		December 31, 2013
Application Software	$4,020	1.09%	$9,757	3.58%
Auto Parts & Equipment	3,996	1.08	—	—
Broadcasting	15,000	4.06	—	—
Building Products	—	—	17,511	6.43
Cable & Satellite	7,014	1.90	—	—
Coal & Consumable Fuels	4,032	1.09	—	—
Commercial Printing	2,020	0.55	—	—
Construction Materials	2,028	0.55	—	—
Consumer Finance	34,418	9.32	34,490	12.66
Data Processing & Outsourced Services	35,357	9.58	33,600	12.33
Diversified Support Services	22,524	6.10	15,910	5.84
Education Services	—	—	17,102	6.28
Electronic Equipment & Instruments	9,667	2.62	9,700	3.56
Health Care Distributors	22,731	6.16	25,563	9.38
Health Care Facilities	39,366	10.66	15,787	5.79
Health Care Technology	31,457	8.52	—	—
Homebuilding	16,218	4.39	16,508	6.06
Home Furnishing Retail	4,845	1.31	—	—
Human Resource & Employment Services	3,924	1.06	—	—
Integrated Telecommunication Services	12,090	3.27	8,066	2.97
Internet Retail	8,255	2.24	9,840	3.61
Metal & Glass Containers	3,027	0.82	—	—
Oil & Gas Drilling	9,481	2.57	9,974	3.66
Oil & Gas Exploration & Production	14,885	4.03	—	—
Oil & Gas Storage & Transportation	2,010	0.54	—	—
Other Diversified Financial Services	13,489	3.65	—	—
Specialized Consumer Services	18,072	4.90	18,072	6.63
Specialized Finance	19,473	5.27	20,699	7.60
Trading Companies & Distributors	9,786	2.65	9,860	3.62
Total	$369,185	100.00%	$272,439	100.00%

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2014, changes in the observability of valuation inputs resulted in three reclassifications of assets from Level 3 to Level 2, with no other reclassification between levels. During the nine months ended September 30, 2013, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the schedule of investments) that were measured at fair value as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$200,876	$200,876
Second lien secured loans	—	—	154,213	154,213
Equity	—	—	14,096	14,096
Total investments	$—	$—	$369,185	$369,185

The following table presents investments (as shown on the schedule of investments) that were measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$141,059	$141,059
Second lien secured loans	—	—	131,380	131,380
Total investments	$—	$—	$272,439	$272,439

The portfolio companies underlying the investments are located in the United States. As of September 30, 2014 and December 31, 2013, the weighted average remaining term of the Company’s debt investments was approximately 4.7 years and approximately 4.7 years, respectively.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at January 1, 2014	$141,059	$131,380	$—	$272,439
Funding of investments	107,908	46,907	13,345	168,160
Non-cash interest income	538	534	—	1,072
Amortization of discount	311	501	—	812
Proceeds from pay downs	(33,293)	(5,500)	—	(38,793)
Net unrealized appreciation	1,836	1,533	751	4,120
Transfers out of Level 3	(17,483)	(21,142)	—	(38,625)
Balance at September 30, 2014	$200,876	$154,213	$14,096	$369,185

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$180,488
Funding of investments	103,373	44,904	—	148,277
Non-cash interest income	282	308	—	590
Amortization of discount	635	185	—	820
Proceeds from pay downs	(104,131)	(8,929)	—	(113,060)
Net unrealized depreciation	(2,348)	(98)	—	(2,446)
Balance at September 30, 2013	$143,437	$71,232	$—	$214,669

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. A significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. A significant increase in the market quoted price would result in a significantly higher fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$116,232	Discounted cash flows	Discount rate Exit multiple	9.1% – 32.2% (13.8%) 2.2x – 10.0x (6.5x)
	10,074	Consensus pricing	Market quotes	100.3-101.4 (100.7)
	74,570	Weighting of discounted cash flows and consensus pricing	Discount rate Exit multiple Market quotes	7.4% – 13.2% (9.2%) 4.5x – 12.7x (6.8x) 98.2-100.7 (99.7)
	$200,876

Second lien secured loans	$70,772	Discounted cash flows	Discount rate Exit multiple	11.1% – 14.7% (13.0%) 5.5x – 6.2x (5.8x)
	83,441	Weighting of discounted cash flows and consensus pricing	Discount rate Exit multiple Market quotes	8.1% – 12.3% (11.0%) 2.7x – 8.7x (6.2x) 94.5 – 102.7 (100.3)
	$154,213

Equity	$13,226	Discounted cash flows	Discount rate	12.3%
	870	Black-Scholes model	Volatility	25.0%
	$14,096

Total Level 3 investments	$369,185

Investment Type	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$78,371	Discounted cash flows	Discount rate	8.1% – 37.2% (18.5%)
	62,688	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes	6.9% – 9.8% (8.2%) 97.0 – 100.6 (99.4)
	$141,059

Second lien secured loans	$10,979	Discounted cash flows	Discount rate	9.9% – 15.6% (10.5%)
	58,100	Consensus pricing	Market quotes	96.0 – 98.0 (96.8)
	62,301	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes	8.7% – 12.1% (10.2%) 97.5 – 100.5 (99.7)
	$131,380

Total Level 3 investments	$272,439

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

The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the nature of the instrument, whether the instrument is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires a greater degree of judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.

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

The following table presents the carrying values and fair values of the Company’s borrowings as of September 30, 2014 and December 31, 2013. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		September 30, 2014		December 31, 2013
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$33,000	$40,901	$25,000	$25,000
Senior notes	2	30,000	30,084	30,000	29,088
Unsecured term loan	3	55,000	54,430	55,000	54,009
		$118,000	$125,415	$110,000	$108,097

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of September 30, 2014, the Company’s asset coverage for borrowed amounts was 292.4%.

Credit Facility : On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). On August 13, 2014, the Company amended the terms of its Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200 million, subject to consent from the lenders and other customary conditions.

The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 0.75% per annum on any undrawn balance. The Credit Facility is secured by all of the assets held by WhiteHorse Warehouse. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $324,893 and $206,812, respectively, as of September 30, 2014 and December 31, 2013, as collateral for the Credit Facility. The Credit Facility has a final maturity date of September 27, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At September 30, 2014, the Company had $33,000 outstanding borrowings and $117,000 undrawn under the Credit Facility. At December 31, 2013, the Company had $25,000 in outstanding borrowings and $125,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were approximately $22,196 and approximately $12,011 at weighted average interest rates of approximately 2.52% and approximately 2.52% for the three and nine months ended September 30, 2014, respectively. Weighted average outstanding borrowings were approximately $18,393 and approximately $38,932 at weighted average interest rates of approximately 2.54% and approximately 2.58% for the three and nine months ended September 30, 2013, respectively. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2014 and December 31, 2013, $117,000 and $95,015, respectively, were available to be drawn by the Company based on these requirements.

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

The second component, the capital gains component of the incentive fee, which is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commenced on January 1, 2013, and equals 20% of cumulative aggregate realized capital gains from January 1, 2013 through the end of the calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of each year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for the year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the three and nine months ended September 30, 2014, the Company incurred base management fees of $1,871 and $4,992, and performance-based incentive fees of $1,011 and $2,143, respectively. During the three and nine months ended September 30, 2013, the Company incurred base management fees of $1,201 and $3,522, and performance-based incentive fees of $1,571 and $3,736, respectively.

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

During the three and nine months ended September 30, 2014, the Company incurred allocated administrative service fees of $427 and $1,111, respectively. During the three and nine months ended September 30, 2013, the Company incurred allocated administrative service fees of $142 and $920, respectively.

Co-investments with Related Parties : At September 30, 2014 and December 31, 2013, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $188 and $1,221, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments : The Company had outstanding commitments to fund investments totaling $16,274 and $1,150 as of September 30, 2014 and December 31, 2013, respectively.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2014	2013
Per share data:(1)
Net asset value, beginning of period	$15.16	$15.30
Issuance of common stock	-	0.01

Net investment income	0.80	1.01
Net realized and unrealized gains (losses) on investments	0.26	(0.16)
Net increase in net assets resulting from operations	1.06	0.85

Distributions declared	(1.06)	(1.07)
Net asset value, end of period	$15.16	$15.09

Total return based on market value(2)	(16.46)%	2.62%
Total return based on net asset value	9.28%	7.42%
Net assets, end of period	$227,083	$225,982
Per share market value at end of period	$13.25	$15.10
Shares outstanding end of period	14,982,857	14,977,056

Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets	7.20%	5.92%
Ratio of incentive fees to average net assets	1.24%	2.18%
Ratio of total expenses to average net assets	8.44%	8.10%
Ratio of net investment income to average net assets	7.00%	8.85%
Portfolio turnover ratio	24.70%	57.22%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

During the nine months ended September 30, 2014, WhiteHorse Advisers irrevocably waived $447 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 7.46%, 1.10% and 8.56% for the nine months ended September 30, 2014. WhiteHorse Advisers did not waive any base management fees during three months ended September 30, 2014 or during the three or nine months ended September 30, 2013.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net increase in net assets resulting from operations	$4,563	$6,020	$15,950	$12,695
Weighted average shares outstanding	14,982,857	14,976,807	14,982,815	14,969,393
Basic and diluted per share net increase in net assets resulting from operations	$0.31	$0.40	$1.07	$0.85

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act of 1933, as amended, or the Securities Act, and Sections 21E(b)(2)(B) and (D) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in connection with this quarterly report on Form 10-Q or any periodic reports we file under the Exchange Act.

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

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares. Concurrent with the IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement exempt from registration under the Securities Act. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF”.

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

As of September 30, 2014, our investment portfolio consisted primarily of senior secured loans across 36 positions with an aggregate fair value of $369.2 million and a principal balance outstanding of $370.2 million. As of December 31, 2013, our investment portfolio consisted primarily of senior secured loans across 21 positions with an aggregate fair value of $272.4 million and a principal balance outstanding of $276.8 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms ranging from three to six years and bear interest at a fixed or floating rate based on a premium over LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

On November 7, 2014, our board of directors appointed Marco Collazos as our Chief Compliance Officer.  Mr. Collazos also currently serves as Director of Compliance for H.I.G. Capital, a position he has held since May 2013.  Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013 and was a Senior Compliance Officer for Bulltick Capital Markets from April 2008 until February 2011.  Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group (a regulatory and compliance consulting firm), as well as a Compliance Examiner for several years with the Securities and Exchange Commission and with the Federal Reserve Bank of Atlanta.  Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net investment income and net increase in net assets can vary substantially from period to period due to various reasons, including the level of new investments and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Investment Income

Investment income for the three months and nine months ended September 30, 2014 totaled $9.3 million and $26.5 million, respectively, and was primarily attributable to interest and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2013 of $11.1 million and $29.0 million, respectively. Investment income included fee income, primarily related to amendments and prepayments, of $0.3 million and $1.4 million for the three and nine months ended September 30, 2014, respectively, and $1.9 million and $2.5 million for the three and nine months ended September 30, 2013, respectively.

Operating Expenses

Expenses for the three and nine months ended September 30, 2014 were $5.2 million and $14.5 million, respectively. This compares to expenses for the three and nine months ended September 30, 2013 of $4.8 million and $13.9 million, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) for the three and nine months ended September 30, 2014 totaled $1.4 million and $4.1 million, respectively. We incurred interest expense of $1.4 million and $4.1 million on our Credit Facility, Senior Notes and Unsecured Term Loan for the three and nine months ended September 30, 2013, respectively.

Base management fees, net of fees waived, totaled $1.9 million and $5.0 million for the three and nine months ended September 30, 2014, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2013, respectively. In accordance with the Investment Advisory Agreement with WhiteHorse Advisers, cash and cash equivalents were excluded from the calculation of base management fees in determining the carrying value of consolidated gross assets as of December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. In addition, WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents to which it otherwise would have been entitled to under the Investment Advisory Agreement in determining the carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014.

Performance-based incentive fees totaled $1.0 million and $2.1 million for the three and nine months ended September 30, 2014, respectively, and $1.6 million and $3.7 million for the three and nine months ended September 30, 2013, respectively. Incentive fees for the three and nine months ended September 30, 2014 were lower than for the three and nine months ended September 30, 2013 due to the application of the hurdle rate provisions in the Investment Advisory Agreement.

Administrative service fees for the three and nine months ended September 30, 2014 totaled $0.4 million and $1.1 million, respectively. This compares to administrative service fees of $0.1 million and $0.9 million for the three and nine months ended September 30, 2013, respectively.

General and administrative expenses were $0.5 million and $2.1 million during the three and nine months ended September 30, 2014, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2013, respectively. General and administrative expenses for the nine months ended September 30, 2014 included capital markets-related professional fees of $0.4 million. No capital markets related professional fees were incurred during the nine months ended September 30, 2013.

Net Realized and Unrealized Gains (Losses) on Investments

We incurred no realized gains or losses for the three or nine months ended September 30, 2014 or 2013.

For the three and nine months ended September 30, 2014, we incurred net unrealized appreciation of $0.5 million and $3.9 million, respectively. For the three and nine months ended September 30, 2013, we incurred net unrealized depreciation of $0.3 million and $2.4 million, respectively. Unrealized appreciation and depreciation arose from credit-related adjustments and the reversal of such adjustments due to repayments.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of debt and equity securities, the Credit Facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in three months or less. We expect to fund a portion of our investments through future offerings of debt and equity securities and borrowings under the Credit Facility. In the future, we may obtain borrowings under other credit facilities and issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

We generally are required to meet an asset coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt or pay distributions on equity securities and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

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

Our operating activities used cash and cash equivalents of $71.8 million during the nine months ended September 30, 2014, primarily for the net acquisition of investments. Our financing activities used cash and cash equivalents of $8.7 million during the nine months ended September 30, 2014, primarily for the payment of distributions to stockholders, partially offset by borrowings under the Credit Facility.

Our operating activities used cash and cash equivalents of $24.3 million during the nine months ended September 30, 2013, primarily for the net acquisitions of investments. Our financing activities used cash and cash equivalents of $69.6 million during the nine months ended September 30, 2013, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

As of September 30, 2014, we had cash and cash equivalents resources of $26.5 million, including $14.1 million of restricted cash.  As of the same date, we had approximately $117.0 million undrawn and available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2013, we had cash and cash equivalents resources of $96.0 million, including $3.1 million of restricted cash. As of the same date, we had $125.0 million undrawn under the Credit Facility, of which approximately $95.0 million was available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Credit Facility

On September 27, 2012, our wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provides liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy.

On August 13, 2014, we amended the terms of the Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200 million subject to consent from the lenders and other customary conditions.

As of September 30, 2014 and December 31, 2013, we had $33.0 million and $25.0 million, respectively, in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $117.0 million and approximately $95.0 million, respectively, were available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $324.9 million and $206.8 million as of September 30, 2014, and December 31, 2013, respectively.

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

Other than as described below in this paragraph, each loan made under the Credit Facility bears interest at an applicable commercial paper rate plus 2.25% (if the lender is a commercial conduit which has funded the loan through the issuance of commercial paper) or at LIBOR plus 2.75% (if the lender is not a commercial paper conduit or has not otherwise funded the loan through the issuance of commercial paper). We also incur a commitment fee of 0.75% per annum on any undrawn balance. Our ability to draw under the Credit Facility is scheduled to terminate at the end of the reinvestment period on March 27, 2015. The reinvestment period may be extended by six months to September 27, 2015at our option. At the expiration of the reinvestment period, the interest rate on borrowings under the Credit Facility will increase by 0.50%. Following an event of default, the interest rate applicable on obligations under the Credit Facility that are not paid when due will increase by 2.00% per annum. If the commercial paper rate or LIBOR cannot be determined or it is illegal for a lender to charge such rate, then the interest rate applicable under the Credit Facility will be a base rate equal to the highest of the prime rate as announced in The Wall Street Journal, the federal funds rate plus 0.50% or a specified LIBOR, in each case as defined in the Credit Facility.

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

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders.

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

Unsecured Term Loan

On November 8, 2012, we entered into a $90.0 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor. On July 9, 2013, we amended the terms of the unsecured term loan to subordinate the unsecured term loan to the Senior Notes. On July 19, 2013, we further amended the terms of our unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. In this quarterly report on Form 10-Q, we refer to this unsecured term loan and the term loan agreement governing its terms, together, as amended, as the Unsecured Term Loan. Under the terms of the Unsecured Term Loan, with respect to which we pledged no collateral to the lenders, we are required to pay interest monthly at the annual rate, except at our option and under certain other circumstances at one of several other interest rates. The Unsecured Term Loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the Unsecured Term Loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The Unsecured Term Loan includes customary restrictions that limit our ability to pay dividends under certain circumstances, to merge with another entity unless we are the surviving entity following the merger and to amend our organizational documents. Loan Fund II has guaranteed our obligation to make payments under the Unsecured Term Loan. Loan Fund II, as the guarantor of the Unsecured Term Loan, has the right to require the lenders to assign the loan to it under certain circumstances. We are permitted to prepay amounts outstanding under the Unsecured Term Loan in whole or in part without penalty.

Portfolio Investments and Yield

As of September 30, 2014, our investment portfolio consisted primarily of senior secured loans across 36 positions with an aggregate fair value of $369.2 million and a principal balance outstanding of $370.2 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 95.3% variable-rate investments (indexed to LIBOR), which we believe positions our portfolio well for a potential rising interest rate environment. As of September 30, 2014, our portfolio had an average investment size of $10.3 million, with investment sizes ranging from $0.9 million to $35.4 million and a weighted average yield of 10.3%.

As of December 31, 2013, our investment portfolio consisted of senior secured loans across 21 positions with an aggregate fair value of $272.4 million and a principal balance outstanding of $276.8 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 88.4% variable-rate investments (indexed to LIBOR). As of December 31, 2013, our portfolio had an average investment size of $13.0 million, with investment sizes ranging from $1.0 million to $33.6 million and a weighted average yield of 11.2%.

For the nine months ended September 30, 2014, WhiteHorse Finance invested approximately $170.2 million in 21 portfolio companies, offset by net repayments of approximately $79.2 million. Gross repayments during this same period were comprised of refinancings of approximately $50.3 million and scheduled repayments of approximately $28.9 million.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014 and December 31, 2013:

Investment	September 30, 2014		December 31, 2013
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$8.3	2.3%	$—	0.0%

2	354.7	96.0	251.7	92.4

3	6.2	1.7	20.7	7.6

4	—	0.0	—	0.0

5	—	0.0	—	0.0

Total Portfolio	$369.2	100.0%	$272.4	100.0%

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of September 30, 2014, and December 31, 2013, we had commitments to fund $16.3 million and $1.2 million of capital commitments, revolving lines of credit or delayed draw facilities, respectively. During the three and nine months ended September 30, 2014, we did not fund any commitments that were outstanding as of December 31, 2013.

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

During the three and nine months ended September 30, 2014, we declared to stockholders distributions of $0.355 and $1.065 per share, for total distributions of $5.3 million and $16.0 million, respectively. During the three and nine months ended September 30, 2013, we declared distributions of $0.355 and $1.065 per share, for total distributions of $5.3 million and $15.9 million, respectively. The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and nine months ended September 30, 2014, distributions to stockholders included a return of capital for tax purposes, which we estimate to be approximately $1.3 million and approximately $5.2 million, respectively, based on current earnings for the fiscal year ending December 31, 2014. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2014 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2014 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$33.0	$—	$—	$—	$33.0
Senior Notes	30.0	—	—	—	30.0
Unsecured Term Loan	55.0	55.0	—	—	—
Total contractual obligations	$118.0	$55.0	$—	$—	$63.0

As of September 30, 2014, we had approximately $117.0 million of unused borrowing capacity under the Credit Facility, all of which was available to be drawn.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. We defer these origination fees and deduct them from the cost basis of the investment and subsequently accrete them into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. We accrue facility fees, sometimes referred to as asset management fees, as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and we record them on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and we account for them upon completion of the amendments or waivers, generally when such fees are receivable. We include any such fees in interest and fee income on the consolidated statements of operations.

Recent Accounting Pronouncements

During May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in FASB Accounting Standards Codification Topic 605, “Revenue Recognition.” Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Assuming that the consolidated statement of financial condition as of September 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net (Decrease) Increase
100	$683	$880	$(197)
200	3,787	1,760	2,027
300	7,182	2,640	4,542
400	10,577	3,520	7,057
500	13,971	4,400	9,571

As of September 30, 2014, all of the floating rate investments in our portfolio had an interest rate floor. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2013 and in our registration statement on Form N-2, as amended, filed with the SEC on May 30, 2014 (effective as of September 29, 2014), which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Credit and Security Agreement, dated August 13, 2014, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as facility agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on August 14, 2014).
10.2	Second Amended and Restated Loan Sale and Contribution Agreement, dated August 13, 2014, by and between WhiteHorse Finance, Inc. and WhiteHorse Finance Warehouse, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on August 14, 2014).
10.3	Retention of Net Economic Interest Letter, dated August 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on August 14, 2014).
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 10, 2014	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2014	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

