Form 10-K
period 2014-12-31
WhiteHorse Finance, Inc.
filed 2015-03-06
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014 based on the closing price on that date of $14.30 on the NASDAQ Global Select Market was approximately $96.3 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 14,982,857 shares of the registrant’s common stock outstanding as of March 3, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Warehouse (as defined below) and Bayside Financing S.A.R.L.;
•	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
•	“WhiteHorse Warehouse” refers to WhiteHorse Finance Warehouse, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
•	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital; and
•	“Unsecured Term Loan” refers to the $90 million unsecured term loan, as amended, between us, H.I.G. Bayside Loan Opportunity Fund II, L.P., as guarantor, and Citibank, N.A., as sole lead arranger;
•	“Senior Notes” refer to the $30 million senior notes issued on July 23, 2013; and
•	“Credit Facility” refers to the $150 million secured revolving credit facility between WhiteHorse Warehouse, as borrower, and the Lender (as defined below), for which Natixis, New York Branch, provides liquidity support, and for which the “Lender” refers, collectively, to the asset-backed commercial paper conduit, together with any additional lenders that may join the Credit Facility in the future;

On December 3, 2012, we converted from a Delaware limited liability company into a Delaware corporation. In this conversion, WhiteHorse Finance, Inc. succeeded to the business of WhiteHorse Finance, LLC, and the members of WhiteHorse Finance, LLC became stockholders of WhiteHorse Finance, Inc. In this annual report on Form 10-K, we refer to these transactions as the “BDC Conversion,” and, where applicable, “shares” refer to our units prior to the BDC Conversion and to shares of common stock in our corporation afterward.

Item 1.	Business

General

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to qualify annually for such treatment.

We are a direct lender targeting debt investments in privately held, small-cap companies located in the United States. We define the small-cap market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, and have a term of three to six years. While we focus principally on originating senior secured loans to small-cap companies, we may also make opportunistic investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies with an aggregate fair value of approximately $403.5 million. As of December 31, 2013, our investment portfolio consisted primarily of senior secured loans across 21 positions in 19 companies with an aggregate fair value of approximately $272.4 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

Available Information

Our address is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Our phone number is (305) 381-6999, and our internet address is www.whitehorsefinance.com. We make available on our website, free of charge, our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

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

Our Investment Adviser

Our investment activities are managed by our investment adviser, WhiteHorse Advisers. WhiteHorse Advisers is an affiliate of H.I.G. Capital and is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments in portfolio companies on an ongoing basis. WhiteHorse Advisers has also agreed to provide us with access to personnel and its investment committee, or the investment committee. WhiteHorse Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. Under our investment advisory agreement with WhiteHorse Advisers, or the Investment Advisory Agreement, we pay WhiteHorse Advisers a base management fee and an incentive fee for its services.

WhiteHorse Advisers entered into a staffing agreement, or the Staffing Agreement, with an affiliate of H.I.G. Capital under which the affiliate has agreed to make experienced investment professionals available to WhiteHorse Advisers and to provide access to its senior investment personnel to enable WhiteHorse Advisers to perform all of the investment adviser’s obligations under the Investment Advisory Agreement. The Staffing Agreement provides WhiteHorse Advisers with access to deal flow generated by H.I.G. Capital in the ordinary course of business and commits certain members of H.I.G. Capital’s investment committee to serve as members of WhiteHorse Advisers’ investment committee. In addition, under the Staffing Agreement, H.I.G. Capital is obligated to allocate investment opportunities among its managed affiliates fairly and equitably over time in accordance with its allocation policy. The Staffing Agreement provides WhiteHorse Advisers with the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of H.I.G. Capital’s senior investment professionals.

An affiliate of our investment adviser, WhiteHorse Administration, under an administrative agreement, or the Administration Agreement, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the small-cap market. As of December 31, 2014, H.I.G. Capital managed approximately $17 billion of capital across multiple investment funds (based on total capital commitments) supported by approximately 290 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

Investment Strategy

Our investment strategy is to generate current income and capital appreciation primarily by originating secured loans. We seek to create a broad portfolio consisting of investments generally in the range of $10 million to $50 million primarily in debt securities and loans of U.S. based small-cap companies. We primarily target borrowers in the United States with enterprise values of $50 million to $350 million across a broad range of industries. The proceeds of our loans are used for a variety of purposes, including refinancings of existing debt, acquisition financing, or working capital to support growth or realignment.

While we focus principally on originating senior secured loans to small-cap companies that we believe have attractive risk adjusted returns, including first lien and second lien facilities, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We may also invest in assets consistent with our investment strategy indirectly through the acquisitions of interests in other investment companies. We generate current income through the receipt of interest payments, origination and other fees, and dividends. Our typical loans carry a floating interest rate based on LIBOR plus a spread, have a term of three to six years, are secured by all tangible and intangible assets of the borrower and include covenants, monitoring and information rights in favor of the lender.

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

None of these investment policies are fundamental and they may be changed without stockholder approval.

We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies, to the extent permissible under the 1940 Act.

Investment Process Overview

Sourcing.  Our deal flow and idea generation for small-cap investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the small-cap business community. Built over the past 21 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to small-cap companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 290 investment professionals in each of its 13 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of 21 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence.  We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 21 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for small-cap companies will typically entail:

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

We believe that consistent, active monitoring of individual companies and the broader market is integral to portfolio management and a critical component of our investment process. Our investment adviser uses several methods to evaluate and monitor the performance and fair value of our investments, which may include the following:

•	frequent discussions with management and sponsors, including board observation rights where possible;
•	comparing/analyzing financial performance to the portfolio company’s business plan, as well as our internal projections developed during the underwriting process;
•	tracking portfolio company compliance with covenants as well as other metrics identified at the initial investment stage, such as acquisitions, divestitures, product development and specified management hires; and
•	periodic review by the investment committee of each asset in the portfolio and more rigorous monitoring of “watch list” positions.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	403.5	100.0	251.7	92.4
3	—	0.0	20.7	7.6
4	—	0.0	—	0.0
5	—	0.0	—	0.0
Total Portfolio	$403.5	100.0%	$272.4	100.0%

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by our investment adviser. We have a chief executive officer, chief financial officer, chief operating officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Under the Investment Advisory Agreement and the Administration Agreement, WhiteHorse Advisers, WhiteHorse Administration and their affiliates, respectively, have agreed to provide us with access to personnel, an investment committee and certain other resources so that we may perform our obligations as collateral manager. Our officers are employees of an affiliate of WhiteHorse Administration, an affiliate of our investment adviser, and our allocable portion of the cost of our chief financial officer, chief operating officer and chief compliance officer along with their respective staffs is paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of WhiteHorse Advisers. See “Item 1 — Business — Management Agreements — Administration Agreement.”

MANAGEMENT AGREEMENTS

Investment Advisory Agreement

WhiteHorse Advisers serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Subject to the overall supervision of our board of directors, our investment adviser manages our day-to-day operations and provides investment management services to us. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014; and for the fiscal quarter ended June 30, 2014 only to the extent that the determination of base management fees would otherwise include March 31, 2014 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets. The waived fees are not subject to recoupment by the Investment Adviser.

Performance-based Incentive Fee

The performance-based incentive fee consists of two components that are independent of each other, except as provided by the incentive fee cap and deferral mechanism discussed below.

The calculations of these two components have been structured to include a fee limitation such that no incentive fee will be paid to our investment adviser for any quarter if, after such payment, the cumulative incentive fees paid to our investment adviser for the period that includes the current fiscal quarter and the 11 full preceding fiscal quarters, referred to as the “Incentive Fee Look-back Period,” would exceed 20.0% of the Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period. Each quarterly incentive fee is subject to the Incentive Fee Cap (as defined below) and a deferral mechanism through which the Investment Adviser may recapture a portion of such deferred incentive fees, which is referred to together as the “Incentive Fee Cap and Deferral Mechanism.”

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

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind, or PIK, interest or original issue discount) is paid to our investment adviser, together with interest from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter.

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

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

The second component, the capital gains component of the incentive fee, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on January 1, 2013, and equals 20% of our cumulative aggregate realized capital gains from the beginning of each calendar year through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

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

Example 1: Income Related Portion of Incentive Fee (*)

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
= (100% × (2.1875% – 1.75%)) + (20.0% × (2.25% – 2.1875%))
= 0.4375% + (20.0% × 0.0625%)
= 0.4375% + 0.0125%
= 0.45%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 7.00% annualized Hurdle Rate.
(2)	Represents 2.00% annualized base management fee. This amount does not reflect that our investment adviser has agreed to exclude cash and cash equivalents from the calculation of the base management fee for the calendar quarters ending December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013.
(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
Year 3:	FMV of Investment B determined to be $25 million
Year 4:	Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3:	None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gains fee paid in Year 2)
Year 4:	Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

Year 3:	FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4:	FMV of Investment B determined to be $35 million
Year 5:	Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
Year 3:	Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)
Year 4:	None
Year 5:	None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)

Example 3: Application of the Incentive Fee Cap and Deferral Mechanism

Assumptions

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

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firms);
•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of offerings of common shares and other securities, if any;
•	the base management fee and any incentive fee;
•	distributions on our shares;
•	administration fees payable to WhiteHorse Administration under the Administration Agreement;
•	transfer agent and custody fees and expenses;
•	the allocated costs incurred by WhiteHorse Administration as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts to investors and sponsors;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, such as the allocable portion of overhead under our Administration Agreement, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and chief operating officer along with their respective staffs.

Duration and Termination

The renewal of the Investment Advisory Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, in August 2014. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Item 1A — Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer, chief operating officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in November 2014. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

REGULATION

We have elected to be treated as a business development company under the 1940 Act and as a RIC, under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless such change is approved by a majority of our outstanding voting securities.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission, or the CFTC, as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any registered investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

WhiteHorse Administration provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse WhiteHorse Administration for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A — Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

We restrict access to non-public personal information about our stockholders to employees of the Investment Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

We and the Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including the Investment Adviser, without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by business development companies with affiliates to prohibit “joint” transactions among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the Investment Adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by our Investment Adviser has previously invested.

On July 8, 2014, we received an exemptive relief order from the SEC, which permits us to participate in negotiated investments with our affiliates, subject to certain conditions. The exemptive relief order to co-invest with affiliated funds provides stockholders with access to a broader range of investment opportunities.

Our stockholders approved us to issue and sell our common stock during a 12-month period ending on July 31, 2015 at a price below then-current NAV per share. We may issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board determines that such sale is in the best interests of us and our stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board, closely approximates the market value of such securities (less any distributing commission or discount).

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

JOBS Act

We are an “emerging growth company,” as defined in the JOBS Act signed into law in April 2012 until the earliest of:

•	the last day of our fiscal year ending December 31, 2017;
•	the last day of the fiscal year in which our total annual gross revenues first exceed $1 billion;
•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act, we are currently exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. While we are an emerging growth company, we are taking advantage of the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

The NASDAQ Global Select Market Corporate Governance Regulations

The NASDAQ Global Select Market has adopted corporate governance regulations that listed companies must comply with. As of the date of this report, we were in compliance with such corporate governance listing standards applicable to business development companies.

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code, and intend to continue to qualify annually for such treatment. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, an amount at least equal to the sum of 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, plus the excess of any gross income exempt from U.S. federal income tax under Section 103(a) of the Code over deductions related to such tax-exempt income. In this annual report on Form 10-K, we refer to this distribution requirement as the “Annual Distribution Requirement.”

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year:
—	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
—	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

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

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us to the extent necessary in order to seek to ensure that we distribute sufficient income such that we do not become subject to U.S. federal income or excise tax.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for continued treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Regulated Investment Company Modernization Act of 2010 provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders in computing our taxable income, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

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

Risks Relating to Our Business and Structure

We have a limited operating history as a business development company.

Prior to December 2012, we did not operate as a business development company or as a RIC. As a result, we are subject to business risks and uncertainties, including the risk that we will not maintain our status as a business development company or achieve our investment objective and that the value of your investment could decline substantially.

The lack of experience of our Investment Adviser in operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Investment Adviser has long-term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Investment Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.

We depend upon key personnel of H.I.G. Capital and its affiliates.

We are an externally managed business development company, and therefore we do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of our Investment Adviser to achieve our investment objective. We expect that our Investment Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement.

Our Investment Adviser is an affiliate of H.I.G. Capital and, in turn, depends upon access to the investment professionals and other resources of H.I.G. Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. WhiteHorse Advisers also depends upon H.I.G. Capital to obtain access to deal flow generated by the professionals of H.I.G. Capital. Under the Staffing Agreement, an affiliate of H.I.G. Capital has agreed to provide our Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that the affiliate will make available to WhiteHorse Advisers experienced investment professionals and access to the senior investment personnel of H.I.G. Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that the affiliate will fulfill its obligations under the agreement. If the affiliate fails to perform, we cannot assure you that WhiteHorse Advisers will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of H.I.G. Capital and its affiliates or their market knowledge and deal flow. We depend upon the senior professionals of H.I.G. Capital to maintain relationships with potential sources of lending opportunities, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. If these individuals, including the members of our investment committee, do not maintain their existing relationships with H.I.G. Capital, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of H.I.G. Capital have relationships are not obligated to provide us with investment opportunities. Therefore, we cannot assure you that such relationships will generate investment opportunities for us.

Our business model depends to a significant extent upon H.I.G. Capital’s proprietary deal-flow network of informal and unconventional potential deal sources in the small-cap business community. Any inability of H.I.G. Capital to maintain or develop this network, or the failure of this network to generate investment opportunities, could adversely affect our business.

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

If our Investment Adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow our business. This depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of H.I.G. Capital’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of H.I.G. Capital who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies, either of which could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not replicate the historical results achieved by other entities managed or sponsored by members of our investment committee or by H.I.G. Capital or its affiliates.

Our primary focus in making investments generally differs from that of many of the investment funds, accounts or other investment vehicles that are or have been managed by members of our investment committee or sponsored by H.I.G. Capital or its affiliates. In addition, investors in our common stock do not acquire an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of our investment committee or sponsored by H.I.G. Capital or its affiliates. We cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities continue to compete with us to make investments in small-cap companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, as competition for investment opportunities has increased, alternative investment vehicles, such as hedge funds and collateralized loan obligations, have invested in small-cap companies. As a result of these new entrants, competition for investment opportunities in small-cap companies could intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objectives.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not intend to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of credit loss.

We have elected to be treated as a RIC and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility, Unsecured Term Loan or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid small-cap private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our returns will be reduced by any U.S. corporate income tax that our subsidiaries pay.

We may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

Non-U.S. stockholders may be adversely affected by a scheduled change in U.S. federal income tax law.

Under a provision applicable for taxable years of RICs beginning before January 1, 2015, properly designated dividends received by a Non-U.S. stockholder are generally exempt from U.S. federal withholding tax when they (a) are paid in respect of “qualified net interest income” (generally, U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (b) are paid in connection with “qualified short-term capital gains” (generally, the excess of net short-term capital gain over long-term capital loss for such taxable year). If such provision is not extended, non-U.S. stockholders will be subject to 30% U.S. federal withholding tax on distributions other than actual or deemed distributions of our net capital gains unless reduced under the Code or an applicable tax treaty. There can be no assurance that the provision will be extended, and we may also choose not to designate some or all of the distributions potentially eligible for the exemption.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or payment-in-kind, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on March 27, 2015, or on September 27, 2015 if we elect to extend the reinvestment period by an additional six months we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Warehouse to us. Also, if we do not meet certain coverage tests under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility.

As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.

PIK interest payments we receive will increase our assets under management and, as a result, will increase the amount of base management fees payable by us to our Investment Adviser.

Certain of our debt investments contain provisions providing for the payment of PIK interest, which increases the loan balance of the underlying loan in lieu of receiving cash interest, causing interest to compound on such higher loan balance. PIK interest increases our assets under management and, because the base management fee that we pay to our Investment Adviser is based on the value of our consolidated gross assets, PIK interest increases the base management fee we pay. This increase in interest income from the higher loan balance increases our pre-incentive fee net investment income and the incentive fees that we pay to our Investment Adviser.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). On August 1, 2014, our stockholders approved a proposal authorizing us, with the approval of our board of directors, to sell shares of our common stock during the next 12 months at a price below the then-current net asset value per share, subject to certain limitations as described in the proxy statement for our annual meeting of stockholders. We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

In addition to issuing securities to raise capital as described above, we have, and may in the future seek to, securitize our loans to generate cash for funding new investments. To securitize loans, we may create one or more wholly owned subsidiaries and sell and contribute a pool of loans to such subsidiaries. This could include the sale or other issuance of debt by such subsidiaries on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade-rated debt secured by such loan pools, and we would retain all or a portion of the equity in any such subsidiary. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, the successful securitization of part of our loan portfolio might expose us to losses as the loans we are not able to securitize will tend to be those that are riskier and more apt to generate losses.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and, correspondingly, decrease our operating flexibility.

We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the Unsecured Term Loan and the Senior Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our Investment Adviser.

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

In addition, the terms governing the Credit Facility, the Unsecured Term Loan and the Senior Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2014, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%

Corresponding return to common stockholder(1)	(20.5)%	(11.5)%	(2.6)%	6.4%	15.3%

(1)	Assumes $426.8 million in total assets, $190.5 million in debt outstanding and $225.4 million in net assets as of December 31, 2014, and an average cost of funds of 3.6%, which is our weighted average borrowing cost as of December 31, 2014.

Based on our outstanding indebtedness of $190.5 million as of December 31, 2014 and an average cost of funds of 3.3%, 7.1% and 2.2%, which were the effective annualized interest rates of the Credit Facility, Senior Notes and Unsecured Term Loan, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.7% to cover annual interest payments on our outstanding indebtedness.

We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.

On November 8, 2012, we entered into a debt agreement for the Unsecured Term Loan and on July 23, 2013, we completed the public offering of the Senior Notes. There are several circumstances under which an event of default may occur under the debt agreements for the Unsecured Term Loan and Senior Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

Upon the occurrence of an event of default, our lenders may exercise customary remedies, including declaring all amounts due and payable. Any of these developments would have a material adverse effect on our business, financial condition and results of operations.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms, or at all.

We will need additional capital to fund growth in our investment portfolio. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We are required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

We may not apply or be approved for an SBIC license.

We may apply for a license to form a small business investment company, or SBIC. If such an application is made and approved and the Small Business Administration, or SBA, so permits, we anticipate that the SBIC license would be transferred to a wholly owned subsidiary of ours that would be formed just prior to such transfer. Following such transfer, we anticipate that the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure you that we will make an application for an SBIC license, be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Since we are using debt to finance our investments, and we may use additional debt financing going forward, changes in interest rates may affect our cost of capital and net investment income.

Since we are using debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by CFTC unless we register with the CFTC as a commodity pool operator.

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

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with H.I.G. Capital and our investment committee, there may be times when H.I.G. Capital or our investment committee have interests that differ from those of our stockholders, giving rise to a conflict of interest.

There may be conflicts related to obligations our investment committee, our Investment Adviser or its affiliates have to other clients.

The members of our investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of our investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Investment Adviser. Our Investment Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our Investment Adviser’s allocation policy provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.

Our investment committee, our Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of our Investment Adviser and its affiliates and members of our investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. If we obtain material nonpublic information with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our incentive fee structure may create incentives for our Investment Adviser that are not fully aligned with the interests of our stockholders and may induce our Investment Adviser to make speculative investments.

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser. The incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our consolidated gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our consolidated gross assets, our Investment Adviser will benefit when we incur debt or use leverage. The use of leverage increases the likelihood of default, which disfavors the holders of our common stock.

Additionally, under the incentive fee structure, our Investment Adviser may benefit when capital gains are recognized and, because our Investment Adviser determines when a holding is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors will periodically review our Investment Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our Investment Adviser or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

Unlike that portion of the incentive fee based on income, there is no Hurdle Rate applicable to the incentive fee based on net capital gains. As a result, our Investment Adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our Investment Adviser will depend, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the Investment Adviser and the payment of such incentive fees. Therefore, investors who acquire our shares of common stock may pay indirectly to our Investment Adviser incentive fees in respect of income or capital gains that were received by or paid to us prior to such investor becoming a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. In connection with that determination, investment professionals from our Investment Adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. John Bolduc and Jay Carvell, have an indirect pecuniary interest in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our consolidated gross assets.

We have conflicts related to other arrangements with our Investment Adviser or its affiliates.

We have entered into the License Agreement with an affiliate of H.I.G. Capital under which H.I.G. Capital has granted us a non-exclusive, royalty-free license to use the name “WhiteHorse”. In addition, we pay to WhiteHorse Administration our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer, chief operating officer and chief compliance officer and their respective staffs. This creates conflicts of interest that our board of directors must monitor.

Our Investment Adviser may be paid incentive compensation even if we incur a net loss, and we cannot recover any portion of the incentive fee previously paid.

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of our Pre-Incentive Fee Net Investment Income, subject to the Hurdle Rate, a catch-up provision and the Incentive Fee Cap and Deferral Mechanism. Our Pre-Incentive Fee Net Investment Income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a fiscal quarter even if we incur a net loss. In addition, if we pay the capital gains portion of the incentive fee and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

The Investment Advisory Agreement with WhiteHorse Advisers and the Administration Agreement with WhiteHorse Administration were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. On July 8, 2014, we received exemptive relief from the SEC, which permits us to participate in negotiated investments with our affiliates that would otherwise be prohibited by the 1940 Act, subject to certain conditions. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered to be our affiliates under the 1940 Act.

We may invest alongside other clients of our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, the terms of our exemptive relief order, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of H.I.G. Capital and our Investment Adviser. Under this allocation policy, a fixed calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically approved by our Investment Adviser and reviewed by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Investment Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

The exemptive relief we received permits greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. See “Certain Relationships.” We cannot assure you, however, that we will develop opportunities that comply with such limitations.

In situations where co-investment with other accounts managed by our Investment Adviser or its affiliates is not permitted or appropriate, H.I.G. Capital and our Investment Adviser will need to decide which client will proceed with the investment. Our Investment Adviser’s allocation policy provides, in such circumstances, for investments to be allocated on a rotational basis to assure that all clients of our Investment Adviser and its affiliates have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by our Investment Adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We will be exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the market value of our common stock.

Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” all of our investments (other than cash and cash equivalents) are classified as Level 3 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of several independent service providers to periodically review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year is, to a degree, subjective in that it is based on unobservable inputs and certain assumptions. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities. We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company if we have material non-public information regarding such portfolio company.

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

•	a comparison of the portfolio company’s securities to publicly traded securities;
•	the enterprise value of the portfolio company;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments and its earnings;
•	the markets in which the portfolio company does business; and
•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio, and therefore creating a challenging environment in which to raise debt and equity capital. As a business development company, we are generally not able to issue additional shares of common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities and loans we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

As a business development company, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e. the amount of debt may not exceed 50% of the value of our assets). We have agreed in the covenant in the Indenture not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the asset coverage percentage from 200% to 150%. In addition, if we apply and are approved for an SBIC license, recent legislation introduced in the U.S. Senate could modify SBA regulations in a manner that may permit us to incur additional SBA leverage. As a result, we may be able to incur additional indebtedness in the future and, therefore, risks associated with an investment in us may increase.

We may expose ourselves to risks if we engage in hedging transactions.

We may engage in currency or interest rate hedging transactions to the extent such transactions are permitted under the 1940 Act and applicable commodities law. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions, including the risk of counterparty default. In this regard, we may utilize instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for us to realize a gain on a net basis if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates or counterparty default may result in poorer overall investment performance than if we had not engaged in any hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge position and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities may also fluctuate as a result of factors not related to currency fluctuations.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

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

Provisions of the General Corporation Law of the State of Delaware, our certificate of incorporation and bylaws and the Credit Facility could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.

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

Our Investment Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Administrator has the right, under the Administration Agreement, to resign at any time upon not less than 60 days’ notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are an “emerging growth company,” as defined in the JOBS Act, signed into law on April 5, 2012, until the earliest of:

•	the last day of our fiscal year ending December 31, 2017;
•	the last day of the fiscal year in which our total annual gross revenues first exceed $1 billion;
•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or
•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

We are taking advantage of some of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we are taking advantage of the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Regulation — JOBS Act.”

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, and related rules and regulations of the SEC and, under the JOBS Act, beginning with the first fiscal year in which we no longer qualify as an emerging growth company, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

Our business depends on the communications and information systems of H.I.G. Capital and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

Risks Related to our Investments

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” or “unitranche” senior secured loans, (4) mezzanine loans and (5) to a lesser extent, selected equity co-investments in small-cap companies. We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

Secured Loans.  When we extend first lien senior secured, second lien senior secured and unitranche loans, we generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in the case of first lien senior secured loans, our lien may be subordinated to claims of other creditors and, in the case of second lien senior secured loans, our lien will be subordinated to claims of certain other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Loans.  Our mezzanine investments generally are subordinated to senior loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since, generally, we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

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

We are subject to risks associated with small-cap companies.

Investing in small-cap companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	generally little public information exists about these companies, and we are required to rely on our Investment Adviser to obtain adequate information to evaluate the potential returns from investing in these companies;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing the Credit Facility or other agreements, we do not have fixed guidelines for diversification, and our investments are and could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which would subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities and loans of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect such portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of our investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The U.S. economy and that of most other countries are susceptible to recessionary periods. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results, which could have an adverse effect on our financial condition.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

We may be subject to risks associated with syndicated loans.

From time to time, we may acquire interests in syndicated loans. Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.

There is a risk that a loan agent in respect of one of our loans may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We may not realize gains from our equity investments.

When we invest in loans, we may also invest in the equity securities of the borrower or acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not realize gains from our equity interests, and any gains that we do realize on the disposition of such equity interests may not be sufficient to offset any other losses we experience.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act, the requirements associated with our status as a RIC and contractual requirements imposed on us under the Credit Facility or otherwise. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements, our contractual requirements or the desire to maintain our tax status.

Because we generally do not hold controlling equity interests in our portfolio companies, we will not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not currently anticipate taking controlling equity positions in our portfolio companies. In addition, we may not be in a position to control any portfolio company by investing in its debt securities or loans. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and we may therefore suffer a decrease in the value of our investments.

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

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We generally intend to invest a portion of our capital in first lien, second lien, unitranche and mezzanine loans and, to a lesser extent, equity securities of U.S. small-cap companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to use for repaying its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us.

In addition, the value of the collateral in the event of liquidation depends on market and economic conditions, the availability of buyers and other factors. There can be no assurances that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;
•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected. We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any security interest over the assets of such companies. Liens on such portfolio companies’ assets, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we have agreed to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement, our Investment Adviser does not assume any responsibility to us, including other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow our Investment Adviser’s advice or recommendations. Our Investment Adviser maintains a contractual and fiduciary relationship with us. Under the terms of the Investment Advisory Agreement, our Investment Adviser, its officers, members, personnel, agents, any person controlling or controlled by our Investment Adviser are not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Investment Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify our Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our portfolio companies may prepay loans, which prepayment may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio generally are prepayable at any time, some of which have no premium to par. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

Risks Related to our Credit Facility

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

The Senior Notes mature on July 31, 2020 and bear interest at an annual rate of 6.5%. The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Senior Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Senior Notes.

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

The Indenture under which the Senior Notes are issued, or the Indenture, contains limited protection for holders of the Senior Notes.

The Indenture under which the Senior Notes are issued offers limited protection to holders of the Senior Notes. The terms of the Indenture and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Senior Notes. In particular, the terms of the Indenture and the Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

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

In addition, the Indenture does not require us to offer to purchase the Senior Notes in connection with a change of control or any other event.

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

An active trading market for the Senior Notes may not continue to exist, which could limit the market price of the Senior Notes or your ability to sell them. We do not intend to have the Senior Notes rated.

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

Risks Relating to an Investment in our Common Stock

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock and may do so again in the future. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period and may do so again in the future. Such approval may allow us to access the capital markets in a way that we are typically unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below net asset value per share will result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we make at a price below our then-current net asset value in the future in a prospectus supplement issued in connection with any such offering.

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our common stock is intended for long-term investors and should not be treated as a trading vehicle. Our shares may trade at a price that is less than the offering price. This risk may be greater for investors who sell their shares in a relatively short period of time after completion of an offering.

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

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If the amount of any distribution exceeds our net investment income or capital gains, then all or a portion of such distribution could constitute a return of capital to stockholders rather than dividend income for tax purposes. A return of capital will have the effect of reducing a stockholder’s basis in its shares of common stock, which may, if such stockholder sells or otherwise disposes such stock at a price greater than its then-current basis, result in a higher taxable capital gain to such stockholder at the time of sale.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Warehouse to us. Also, if certain coverage tests are not met under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

FATCA withholding may apply to payments to certain foreign entities.

As of July 1, 2014, withholding of U.S. tax at a 30% rate is required on payments of dividends and (effective January 1, 2017) redemption proceeds and certain capital gain dividends paid to certain non-U.S. entities that fail to comply with certain information reporting, identification, certification, and related requirements imposed by FATCA. Stockholders and persons intended to hold common stock should consult their tax advisors regarding FATCA and how it may affect an investment in our stock.

Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

These dilutive effects may be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings may create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our net asset value, without a corresponding change to our net asset value.

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

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” The following table sets forth, for each fiscal quarter since January 1, 2013, the net asset value, or NAV, per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our NAV per share and quarterly distributions per share.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Declared Distributions
Period	NAV(1)	High	Low
Fiscal year ended December 31, 2014
Fourth Quarter	$15.04	$13.66	$11.37	(9.2)%	24.4%	$0.355
Third Quarter	15.16	14.48	13.25	(4.5)	12.6	0.355
Second Quarter	15.21	14.66	13.11	(3.6)	13.8	0.355
First Quarter	15.23	15.17	14.02	(0.4)	7.9	0.355
Fiscal year ended December 31, 2013
Fourth Quarter	$15.16	$15.74	$14.63	3.8%	3.5%	$0.355
Third Quarter	15.09	15.85	14.71	5.0	2.5	0.355
Second Quarter	15.04	15.99	14.35	6.3	4.6	0.355
First Quarter	15.18	15.83	14.71	4.3	3.1	0.355

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to net asset value is separate and distinct from the risk that our net asset value will decrease.

The last reported closing market price of our common stock on March 3, 2015 was $12.56 per share. As of March 3, 2015, we had 18 stockholders of record.

Distributions

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We have elected to be treated as a RIC under Subchapter M of the Code and intend to maintain such treatment. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years on which we paid no U.S. federal income tax.

The following table lists the quarterly distributions per share declared since January 1, 2013.

		Distributions Declared
Record Dates	Payment Dates	Per Share	Dollar amount (in thousands)
Fiscal year ended December 31, 2014(1)
December 19, 2014	January 2, 2015	$0.355	$5,319
September 19, 2014	October 3, 2014	0.355	5,319
June 20, 2014	July 3, 2014	0.355	5,319
March 20, 2014	April 3, 2014	0.355	5,319
Total		$1.420	$21,276
Fiscal year ended December 31, 2013(2)
December 19, 2013	January 3, 2014	$0.355	$5,317
September 20, 2013	October 3, 2013	0.355	5,317
June 21, 2013	July 3, 2013	0.355	5,311
March 22, 2013	April 3, 2013	0.355	5,312
Total(3)		$1.420	$21,257

(1)	For foreign stockholders, 90.0% of distributions from ordinary income may be considered as qualifying to be taxed as interest-related dividends.
(2)	For foreign stockholders, 97.7% of distributions from ordinary income may be considered as qualifying to be taxed as interest-related dividends.
(3)	$0.084 of the Company’s December 19, 2013, record date distribution is deemed paid, for tax purposes, during 2014.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2014 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was

$13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
December-12
January-13
February-13
March-13
April-13
May-13
June-13
July-13
August-13
September-13
October-13
November-13
December-13
January-14
February-14
March-14
April-14
May-14
June-14
July-14
August-14
September-14
October-14
November-14
December-14
WHF
S&P 500
NASDAQ Financial 100

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2014, 2013 and 2012, and has been derived from our financial statements that were audited by Crowe Horwarth LLP, an independent registered public accounting firm.

	As of and for the years ended December 31,
	2014	2013	2012(1)
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$37,546	$37,617	$44,793
Base management fees, net of fees waived	7,110	4,811	306
Performance-based incentive fees	3,387	4,800	—
All other expenses	10,048	8,696	2,286
Net investment income	17,001	19,310	42,201
Net realized losses on investments	(64)	—	(2,754)
Net change in unrealized appreciation (depreciation) on investments	2,607	(280)	111
Net increase in net assets resulting from operations	19,544	19,030	39,558
Per share data:
Net asset value	15.04	15.16	15.30
Net investment income	1.13	1.29	N/A (2)
Net realized losses on investments	—	—	N/A
Net change in unrealized appreciation (depreciation) on investments	0.17	(0.02)	N/A
Net increase in net assets resulting from operations	1.30	1.27	N/A
Per share distributions declared	1.42	1.42	0.108
Dollar amount of distributions declared	21,276	21,257	1,616
Balance Sheet data at period end:
Investments, at fair value	$403,500	$272,439	$180,488
Cash and cash equivalents	11,647	92,905	156,123
Restricted cash and cash equivalents	4,495	3,078	31,646
Other assets	7,200	5,731	5,025
Total assets	426,842	374,153	373,282
Total liabilities	201,484	147,151	144,233
Total net assets	225,358	227,002	229,049
Other data:
Weighted average effective yield on income producing investments(3)	11.3%	11.8%	15.9%
Number of portfolio investments at period end	37	21	8

(1)	Includes the financial information of WhiteHorse Finance, LLC for the period prior to the BDC Conversion.
(2)	Prior to December 4, 2012, we did not have common stock outstanding, and, therefore, per share information for the period presented is not meaningful.
(3)	Weighted average effective yield on income producing investments is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) on accruing loans by (b) the weighted average cost of income producing investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 4, 2012, we priced our IPO, selling 6,666,667 shares. Concurrent with the IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF”.

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

As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies with an aggregate fair value of approximately $403.5 million. As of December 31, 2013, our investment portfolio consisted primarily of senior secured loans across 21 positions in 19 companies with an aggregate fair value of approximately $272.4 million. At both dates, the majority of our portfolio comprised of senior secured loans to small-cap borrowers.

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

Expenses

Our primary operating expenses include (1) investment advisory fees to WhiteHorse Advisers; (2) the allocable portion of overhead under the Administration Agreement; (3) the interest expense on our outstanding debt; and (4) other operating costs as detailed below. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. See “Item 1 — Business — Management Agreements — Investment Advisory Agreement” and “Item 1 — Business — Management Agreements — Administration Agreement.”

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

Consolidated Results of Operations

The consolidated results of operations for the years ended December 31, 2014 and 2013 are not directly comparable to the consolidated results of operations for the year ended December 31, 2012, since the year ended December 31, 2012 includes operating results prior to the BDC Conversion and prior to the execution of our Investment Advisory Agreement, Administration Agreement and certain of our debt agreements.

Investment Income

Investment income for the years ended December 31, 2014, 2013 and 2012, respectively, totaled $37.5 million, $37.6 million and $44.8 million and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of $1.6 million, $3.5 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Investment income excluding fee income increased from 2013 to 2014 due to a larger investment portfolio, offset partially by the impact of spread compression. Fee income declined in 2014 due to a lower level of loan prepayments than in 2013. Investment income was lower during 2013 than during 2012 primarily because we distributed assets of approximately $102.9 million to members of WhiteHorse Finance, LLC prior to the BDC Conversion.

Operating Expenses

Expenses, net of fees waived, were $20.5 million, $18.3 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) totaled $5.8 million, $5.3 million and approximately $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Base management fees, net of fees waived, and performance-based incentive fees totaled $7.1 million and $3.4 million, respectively, for the year ended December 31, 2014, $4.8 million and $4.8 million, respectively, for the year ended December 31, 2013, and $0.3 million and zero, respectively, for the year ended December 31, 2012. Base management fees increased from 2013 to 2014 due to the increase in total assets, as well as the change in the calculation of the base management fees. In accordance with the Investment Advisory Agreement with WhiteHorse Advisers, cash and cash equivalents were excluded from the calculation of base management fees in determining the carrying value of consolidated gross assets as of December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. In addition, WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents to which it otherwise would have been entitled to under the Investment Advisory Agreement in determining the carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014. The waived fees are not subject to recoupment by WhiteHorse Adivisers. Performance-based incentive fees decreased from 2013 to 2014 due to the application of the hurdle rate provisions in the Investment Advisory Agreement.

Administrative service fees totaled approximately $1.5 million, $1.2 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest expense, investment advisory fees and administrative service fees incurred were lower during 2012 than during 2013 and 2014 because the Investment Advisory Agreement and Administration Agreement were not in effect until after the BDC Conversion, and because our debt agreements, described in further detail below, were not in place for the full year ended December 31, 2012.

Net Realized and Unrealized Gains and Losses on Investments

We incurred net realized losses on investments of $0.1 million and $2.8 million, respectively, for the years ended December 31, 2014 and 2012. There were no net realized gains or losses for the year ended

December 31, 2013. The net realized losses incurred during 2012 were attributable primarily to assets distributed to the members of WhiteHorse Finance, LLC prior to the completion of the BDC Conversion.

Net unrealized appreciation was $2.6 million, net unrealized depreciation was $0.3 million and net unrealized appreciation was $0.1 million respectively, for the years ended December 31, 2014, 2013 and 2012, due to credit related adjustments, which caused changes in fair value, and the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years.

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. On August 1, 2014, our stockholders approved a proposal authorizing us, with the approval of our board of directors, to sell shares of our common stock during the next 12 months at a price below the then-current net asset value per share, subject to certain limitations as described in the proxy statement for our annual meeting of stockholders. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

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

Our operating activities used cash and cash equivalents of approximately $139.8 million during the year ended December 31, 2014, primarily for the net acquisitions of investments. Our financing activities generated cash and cash equivalents of approximately $58.5 million during the year ended December 31, 2014, primarily from borrowings under the Credit Facility, partially offset by the payment of distributions to stockholders.

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

Our operating activities provided cash and cash equivalents of approximately $31.4 million during the year ended December 31, 2012, primarily from the net disposition of investments. Our financing activities provided cash and cash equivalents of approximately $124.7 million during the year ended December 31, 2012, primarily from the sales of common stock and borrowings under our credit facilities, partially offset by members’ equity distributions prior to the BDC Conversion.

As of December 31, 2014, we had cash and cash equivalents resources of $16.1 million, including $4.5 million of restricted cash. As of the same date, we had $44.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

As of December 31, 2014 and 2013, respectively, we had $105.5 million and $25.0 million in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $44.5 million and approximately $95.0 million, respectively, was available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $357.7 million and $206.8 million as of December 31, 2014 and 2013, respectively.

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

Other than as described below in this paragraph, each loan made under the Credit Facility bears interest at an applicable commercial paper rate plus 2.25% (if the lender is a commercial conduit which has funded the loan through the issuance of commercial paper) or at LIBOR plus 2.75% (if the lender is not a commercial paper conduit or has not otherwise funded the loan through the issuance of commercial paper). We also incur a commitment fee of 0.75% per annum on any undrawn balance. Our ability to draw under the Credit Facility is scheduled to terminate at the end of the reinvestment period on March 27, 2015. The reinvestment period may be extended by six months to September 27, 2015 at our option. At the expiration of the reinvestment period, the interest rate on borrowings under the Credit Facility will increase by 0.50%. Following an event of default, the interest rate applicable on obligations under the Credit Facility that are not paid when due will increase by 2.00% per annum. If the commercial paper rate or LIBOR cannot be determined or it is illegal for a lender to charge such rate, then the interest rate applicable under the Credit Facility will be a base rate equal to the highest of the prime rate as announced in The Wall Street Journal, the federal funds rate plus 0.50% or a specified LIBOR, in each case as defined in the Credit Facility.

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

Unsecured Term Loan

On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment is effective as of January 6, 2015.

As of December 31, 2014 and 2013, respectively, we had $55.0 million and $55.0 million in outstanding borrowings under our unsecured term loan. On July 24, 2013, the Company repaid $35.0 million of its original borrowings.

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

Distributions

During the years ended December 31, 2014 and 2013, we declared distributions of $1.42 and $1.42 per share, respectively, for total distributions of $21.3 million and $21.3 million. For the period from December 4, 2012 to December 31, 2012, and after the BDC Conversion, we declared a distribution of $0.108 per share, for a total distribution of $1.6 million. Prior to the BDC Conversion, the Company did not have common shares outstanding. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. For the years ended December 31, 2014, 2013 and 2012, distributions to stockholders did not include a return of capital for tax purposes.

The specific tax characteristics of the distribution are reported to stockholders on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies with an aggregate fair value of $403.5 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 96.1% of those loans were variable-rate investments (primarily indexed to LIBOR). As of December 31, 2014, our portfolio had an average investment size of $10.9 million, with investment sizes ranging from less than $0.1 million to $43.0 million and a weighted average effective yield of 11.3%.

As of December 31, 2013, our investment portfolio consisted primarily of senior secured loans across 21 positions in 19 companies with an aggregate fair value of $272.4 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and consisted of approximately 88.4% variable-rate investments (primarily indexed to LIBOR). As of December 31, 2013, our portfolio had an average investment size of $13.0 million, with investment sizes ranging from $1.0 million to $33.6 million and a weighted average effective yield of 11.8%.

For the year ended December 31, 2014, WhiteHorse Finance invested approximately $255.2 million in new and existing portfolio companies, offset by net repayments and sales of approximately $129.4 million. Net repayments and sales consisted of gross repayments of approximately $113.4 million, less approximately $5.8 million redeployed in new facilities at some of those same companies through refinancing activity, and sales of $21.8 million. Gross repayments included approximately $24.7 million of scheduled repayments and approximately $88.7 million of unscheduled repayments. On a gross basis, ignoring the impact of refinancings, WhiteHorse Finance invested approximately $261.0 million in 26 companies during 2014.

For the year ended December 31,2013, WhiteHorse Finance invested approximately $205.7 million in new and existing portfolio companies, offset by net repayments of approximately $115.9 million. Net repayments consisted of gross repayments of approximately $169.5 million, less approximately $53.6 million redeployed in new facilities at some of those same companies through refinancing activity. Gross repayments included approximately $46.1 million related to those refinancings, approximately $17.5 million of scheduled repayments and approximately $105.9 million of unscheduled repayments. On a gross basis, ignoring the impact of refinancings, WhiteHorse Finance invested approximately $259.2 million in 19 companies during 2013.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	December 31, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	403.5	100.0	251.7	92.4
3	—	0.0	20.7	7.6
4	—	0.0	—	0.0
5	—	0.0	—	0.0
Total Portfolio	$403.5	100.0%	$272.4	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2014 and 2013, respectively, we had commitments to fund approximately $20.5 million and $1.2 million of revolving lines of credit or delayed draw facilities. During the year ended December 31, 2014, we funded no commitments that were outstanding as of December 31, 2013.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2014 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$105.5	$—	$—	$—	$105.5
Senior notes	30.0	—	—	—	30.0
Unsecured term loan	55.0	—	55.0	—	—
Total contractual obligations	$190.5	$—	$55.0	$—	$135.5

As of December 31, 2014, we had $44.5 million of unused borrowing capacity under the Credit Facility.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, us pursuant to the Investment Advisory Agreement.
•	WhiteHorse Administration and certain of its affiliates provide us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility and for certain portfolio companies, pursuant to the Administration Agreement.
•	We have entered into a license agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.
•	Concurrent with the closing of our IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement for proceeds to us of approximately $7.1 million. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

WhiteHorse Advisers, WhiteHorse Administration or their respective affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, WhiteHorse Advisers, WhiteHorse Administration or their respective affiliates may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. Such persons may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with WhiteHorse Advisers or WhiteHorse Administration. WhiteHorse Advisers or its affiliates will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in WhiteHorse Warehouse, which is an investment company for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of financial condition as of December 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$896	$1,605	$(709)
200	4,257	3,210	1,047
300	7,846	4,815	3,031
400	11,558	6,420	5,138
500	15,270	8,025	7,245

As of December 31, 2014, 98.0% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
WhiteHorse Finance, Inc.

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2014 and 2013, by correspondence with the custodian, loan agent, or borrower and other auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
New York, New York

March 5, 2015

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Investments, at fair value (amortized cost $401,062 and $272,608, respectively)	$403,500	$272,439
Cash and cash equivalents	11,647	92,905
Restricted cash and cash equivalents	4,495	3,078
Interest receivable	2,702	1,585
Deferred financing costs	4,004	3,827
Prepaid expenses and other receivables	494	319
Total assets	$426,842	$374,153
Liabilities
Credit facility	$105,500	$25,000
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,317
Management fees payable	5,006	2,831
Payable for investments purchased	—	28,606
Accounts payable and accrued expenses	659	397
Total liabilities	201,484	147,151
Commitments and contingencies (See Note 7)
Net assets
Common stock, 14,982,857 and 14,977,056 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,731	228,646
Accumulated overdistributed net investment income	(5,918)	(854)
Net realized gains on investments	728	—
Net unrealized appreciation (depreciation) on investments	1,802	(805)
Total net assets	225,358	227,002
Total liabilities and total net assets	$426,842	$374,153
Number of shares outstanding	14,982,857	14,977,056
Net asset value per share	$15.04	$15.16

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2014	2013	2012
Investment income
Interest income	$35,148	$34,155	$42,495
Fee income	1,604	3,462	2,298
Dividend income	794	—	—
Total investment income	37,546	37,617	44,793
Expenses
Interest expense	5,818	5,341	1,131
Base management fees	7,557	5,059	306
Performance-based incentive fees	3,387	4,800	—
Administrative service fees	1,510	1,173	109
Organization costs	—	—	406
General and administrative expenses	2,720	2,182	640
Total expenses, before fees waived	20,992	18,555	2,592
Base management fees waived	(447)	(248)	—
Total expenses, net of fees waived	20,545	18,307	2,592
Net investment income	17,001	19,310	42,201
Realized and unrealized gains (losses) on investments
Net realized losses on investments	(64)	—	(2,754)
Net change in unrealized appreciation (depreciation) on investments	2,607	(280)	111
Net realized and unrealized gains (losses) on investments	2,543	(280)	(2,643)
Net increase in net assets resulting from operations	$19,544	$19,030	$39,558
Per Common Share Data
Basic and diluted earnings per common share(1)	$1.30	$1.27	N/A
Dividends and distributions declared per common share(1)	$1.42	$1.42	N/A
Basic and diluted weighted average common shares outstanding(1)	14,982,825	14,971,324	N/A

(1)	Prior to December 4, 2012, the Company did not have common shares outstanding and therefore weighted average shares outstanding information and per share data for the year ended December 31, 2012 are not provided.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	Members’ Equity	Common Stock		Paid-in Capital in Excess of Par	Net Investment Income	Net Realized Losses on Investments	Net Unrealized Depreciation (Appreciation) on Investments	Total Net Assets
		Shares	Par amount
Balance at January 1, 2012	$—	—	$—	$—	$—	$—	$—	$—
Contributions of members’ equity	359,753	—	—	—	—	—	—	359,753
Distributions of members’ equity	(267,826)	—	—	—	—	—	—	(267,826)
Net increase in net assets resulting from operations	37,396	—	—	—	—	—	—	37,396
BDC Conversion	(129,323)	7,826,284	8	129,315	—	—	—	—
Issuance of common stock	—	7,139,340	7	107,083	—	—	—	107,090
Common stock offering costs	—	—	—	(7,910)	—	—	—	(7,910)
Net increase (decrease) in net assets resulting from operations	—	—	—	—	2,687	—	(525)	2,162
Distributions declared	—	—	—	—	(1,616)	—	—	(1,616)
Tax reclassification of stockholders’ equity	—	—	—	(22)	93	(71)	—	—
Balance at December 31, 2012	$—	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049
Stock issued in connection with dividend reinvestment plan	—	11,432	—	180	—	—	—	180
Net increase (decrease) in net assets resulting from operations	—	—	—	—	19,310	—	(280)	19,030
Distributions declared	—	—	—	—	(21,257)	—	—	(21,257)
Tax reclassification of stockholders’ equity	—	—	—	—	(71)	71	—	—
Balance at December 31, 2013	$—	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002
Stock issued in connection with dividend reinvestment plan	—	5,801	—	88	—	—	—	88
Net increase (decrease) in net assets resulting from operations	—	—	—	—	17,001	(64)	2,607	19,544
Distributions declared	—	—	—	—	(21,276)	—	—	(21,276)
Tax reclassification of stockholders’ equity	—	—	—	(3)	(789)	792	—	—
Balance at December 31, 2014	$—	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$19,544	$19,030	$39,558
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Paid in kind income	(1,442)	(774)	(5,510)
Net realized losses on investments	64	—	2,754
Net unrealized (appreciation) depreciation on investments	(2,607)	280	(111)
Accretion of discount	(1,291)	(1,679)	(7,009)
Amortization of deferred financing costs	633	606	114
Acquisition of investments	(261,021)	(259,233)	(80,062)
Proceeds from principal payments and sales of portfolio investments	135,236	169,455	114,709
Net changes in operating assets and liabilities:
Interest receivable	(1,117)	(111)	(2,388)
Prepaid expenses and other receivables	(175)	48	(367)
Payable for investments purchased	(28,606)	28,606	—
Management fees payable	2,175	2,525	306
Accounts payable and accrued expenses	262	(664)	1,061
Restricted cash and cash equivalents	(1,417)	28,568	(31,646)
Net cash (used in) provided by operating activities	(139,762)	(13,343)	31,409
Cash flows from financing activities
Proceeds from members’ equity contributions	—	—	51,568
Payment of members’ equity distributions	—	—	(163,986)
Proceeds from sales of common stock, net of underwriting costs	—	—	99,180
Senior notes issued	—	30,000	—
Borrowings under unsecured term loan	—	—	90,000
Repayment of unsecured term loan	—	(35,000)	—
Borrowings under credit facility	139,500	36,000	51,250
Repayment of borrowings on credit facility	(59,000)	(62,250)	—
Deferred financing costs	(810)	(1,249)	(3,298)
Distributions paid to common stockholders, net of distributions reinvested	(21,186)	(17,376)	—
Net cash provided by (used in) financing activities	58,504	(49,875)	124,714
Net change in cash and cash equivalents	(81,258)	(63,218)	156,123
Cash and cash equivalents at beginning of period	92,905	156,123	—
Cash and cash equivalents at end of period	$11,647	$92,905	$156,123
Supplemental disclosure of cash flow information:
Interest paid	$5,220	$4,959	$752
Supplemental noncash disclosures:
Distributions declared	$21,276	$21,257	$1,616
Distributions reinvested	88	180	—
Contribution of investments	—	—	308,185
Distribution of investments	—	—	(102,926)
Distribution of interest receivable	—	—	(914)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Auto Parts & Equipment
GST Autoleather, Inc.
First Lien Secured Term Loan	L+5.50% (1.00% Floor)	6.50%	7/10/20	$1,995	$1,990	$1,975	0.88%
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	6/27/19	14,850	14,850	14,865	6.60
Cable & Satellite
Puerto Rico Cable Acquisition Company, Inc.
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	5/30/19	7,000	6,932	7,007	3.11
Consumer Finance
Golden Pear Funding III, LLC(7)
First Lien Secured Term Loan	L+9.75% (1.00% Floor)	10.75%	12/29/19	10,000	9,800	9,880	4.38
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,500	9,342	9,434	4.19
Sigue Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	12/27/18	25,000	24,580	24,850	11.03
				44,500	43,722	44,164	19.60
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00% (1.00% Floor)	13.00% (2.00% PIK)	12/31/18	35,716	34,534	35,716	15.85
Diversified Support Services
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00% (2.00% Floor)	11.00%	9/30/17	9,616	9,364	9,491	4.21
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25% (1.25% Floor)	7.50%	8/16/19	11,850	11,655	11,577	5.14
				21,466	21,019	21,068	9.35
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	9,900	9,630	9,623	4.27

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	$15,017	$14,685	$14,807	6.57%
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	—	(110)	—	—
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	—	(110)	—	—
				15,017	14,465	14,807	6.57
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	12,311	12,125	12,163	5.40
First Lien Secured Revolving Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	—	(26)	—	—
P2 Newco Acquisition, Inc.(6)
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	10,000	9,910	10,010	4.44
				22,311	22,009	22,173	9.84
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25% (1.00% Floor)	10.25%	6/30/19	43,230	42,494	43,014	19.09
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00% (1.50% Floor)	8.50%	1/31/18	14,738	14,534	14,679	6.51
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	962	997	0.44
				58,968	57,990	58,690	26.04
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00% (0.50% Floor)	13.50% (1.00% PIK)	4/24/19	28,657	28,226	28,657	12.72
First Lien Secured Revolving Loan	L+12.00% (0.50% Floor)	12.50%	4/24/19	1,500	1,500	1,500	0.67
				30,157	29,726	30,157	13.39
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)	10.50%	2/14/16	16,175	16,214	16,175	7.18
Home Furnishing Retail
BDF Acquisition Corp.(6)
Second Lien Secured Term Loan	L+8.00% (1.00% Floor)	9.00%	2/12/22	5,000	4,907	4,975	2.21

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Human Resource & Employment Services
Miller Heiman, Inc.
First Lien Secured Term Loan	L+5.75% (1.00% Floor)	6.75%	9/30/19	$3,949	$3,877	$3,862	1.71%
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	12,090	12,023	11,945	5.30
Internet Software & Services
Tourico Holidays, Inc.
First Lien Secured Term Loan	L+7.50% (1.00% Floor)	8.50%	11/5/18	10,000	$9,952	9,870	4.38
Metal & Glass Containers
Pelican Products, Inc.(6)
Second Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	4/11/21	3,000	2,979	3,018	1.34
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,375	9,293	9,291	4.12
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,831	11,635	5.16
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25% (1.00% Floor)	8.25%	8/7/19	1,990	2,030	2,000	0.89
				14,990	14,861	13,635	6.05
Oil & Gas Storage & Transportation
Sprint Industrial Holdings LLC(6)
First Lien Secured Term Loan	L+5.75% (1.25% Floor)	7.00%	5/14/19	1,990	2,002	1,994	0.88
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	4/29/21	17,750	17,831	17,253	7.66
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,802	17,964	7.97

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4)(6)(7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	$ 4,843	$ 4,907	$ 4,615	2.05%
Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.00%	10/31/19	7,500	7,427	7,448	3.30
Total Debt Investments				386,542	380,942	382,290	169.64
Equity Investments
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	3/31/18	—	—	950	0.42
Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	158	0.07
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	29	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	57	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	16	0.01
				—	—	260	0.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)	N/A	N/A	6/10/19	—	20,120	20,000	8.87
Total Equity Investments				—	20,120	21,210	9.41
Total Investments				$386,542	$401,062	$403,500	179.05%

(1)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended. Except as otherwise noted, the investments provide collateral for the Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(6)	Investment does not provide collateral for the Credit Facility.
(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2013
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Aerospace & Defense
ILC Industries, LLC
First Lien Secured Term Loan	L+6.50% (1.50% Floor)	8.00%	7/11/18	$4,785	$4,773	$4,792	2.11%
Second Lien Secured Term Loan	L+10.00% (1.50% Floor)	11.50%	7/11/19	5,000	4,882	4,965	2.19
				9,785	9,655	9,757	4.30
Building Products
TCO Funding Corp.
First Lien Secured Term Loan	L+7.50% (2.00% Floor)	9.50%	4/27/15	17,493	17,381	17,511	7.71
Consumer Finance
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	10,000	9,807	9,990	4.40
Sigue Corporation
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	12/27/18	25,000	24,501	24,500	10.79
				35,000	34,308	34,490	15.19
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+10.00% (1.00% Floor)	11.00% (2.00% PIK)	12/31/18	35,000	33,600	33,600	14.80
Diversified Support Services
ARSloane Acquisition, LLC
Second Lien Secured Term Loan	L+10.50% (1.25% Floor)	11.75%	10/1/20	4,000	3,922	4,036	1.78
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25% (1.25% Floor)	7.50%	8/16/19	11,970	11,741	11,874	5.23
				15,970	15,663	15,910	7.01
Education Services
Renaissance Learning, Inc.
Second Lien Secured Term Loan	L+7.75% (1.00% Floor)	8.75%	5/14/21	17,000	17,040	17,102	7.53
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	10,000	9,700	9,700	4.27

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2013
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	L+13.50% (1.50% Floor)	15.00% (3.00% PIK)	3/15/18	$14,639	$14,392	$14,609	6.44%
First Lien Secured Revolving Loan	L+13.50% (1.50% Floor)	15.00% (3.00% PIK)	3/15/18	896	863	894	0.39
P2 Newco Acquisition, Inc.
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	10,000	9,901	10,060	4.43
				25,535	25,156	25,563	11.26
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00% (1.50% Floor)	10.50%	1/31/18	14,888	14,631	14,798	6.52
Second Lien Secured Term Loan	N/A(5)	15.75%	7/31/18	1,000	956	989	0.44
				15,888	15,587	15,787	6.96
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)	10.50%	2/14/16	16,345	16,410	16,508	7.27
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	8,090	8,012	8,066	3.55
Internet Retail
Bluestem Brands, Inc.
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	12/6/18	10,000	9,800	9,840	4.33
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,875	9,778	9,974	4.39
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,776	18,072	7.96
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4)(7)
First Lien Secured Term Loan	N/A(5)	25.00%	6/30/14	22,822	22,886	20,699	9.12
Trading Companies & Distributors
Distribution International, Inc.
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	7/16/19	9,950	9,856	9,860	4.34
Total Investments(6)				$276,753	$272,608	$272,439	120.02%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2013
(in thousands)

(1)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(6)	Except for AP Gaming I, LLC, GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd., P2 Newco Acquisition, Inc., Renaissance Learning, Inc. and Securus Technologies Holdings, Inc., the investments provide collateral for the Credit Facility.
(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”). Prior to December 4, 2012, Bayside Capital, Inc., served as the investment adviser through an interim advisory agreement. H.I.G. WhiteHorse Administration provides administrative services necessary for the Company to operate.

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
December 31, 2014
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

Investment Income:  Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. The Company may also receive closing, commitment, prepayment, amendment and other fees from portfolio companies in the ordinary course of business.

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

Non-accrual:  Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of December 31, 2014 and 2013, the Company had no non-accrual loans.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on December 31, 2014 or 2013. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	December 31, 2014		December 31, 2013
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$218,882	$220,038	$142,211	$141,059
Second lien secured loans	162,060	162,252	130,397	131,380
Equity	20,120	21,210	—	—
Total	$401,062	$403,500	$272,608	$272,439

The following table shows the portfolio composition by industry grouping at fair value:

	December 31, 2014		December 31, 2013
Auto Parts & Equipment	$1,975	0.49%	$—	—%
Aerospace & Defense	—	—	9,757	3.58
Broadcasting	14,865	3.68	—	—
Building Products	—	—	17,511	6.43
Cable & Satellite	7,007	1.74	—	—
Consumer Finance	44,164	10.95	34,490	12.66
Data Processing & Outsourced Services	35,716	8.85	33,600	12.33
Diversified Support Services	22,018	5.46	15,910	5.84
Education Services	—	—	17,102	6.28
Electronic Equipment & Instruments	9,623	2.38	9,700	3.56
Food Retail	15,067	3.73	—	—
Health Care Distributors	22,173	5.50	25,563	9.38
Health Care Facilities	58,690	14.54	15,787	5.79
Health Care Technology	30,157	7.47	—	—
Homebuilding	16,175	4.01	16,508	6.06
Home Furnishing Retail	4,975	1.23	—	—
Human Resource & Employment Services	3,862	0.96	—	—
Integrated Telecommunication Services	11,945	2.96	8,066	2.97
Internet Retail	—	—	9,840	3.61
Internet Software & Services	9,870	2.45	—	—
Metal & Glass Containers	3,018	0.75	—	—
Oil & Gas Drilling	9,291	2.30	9,974	3.66
Oil & Gas Exploration & Production	13,635	3.38	—	—

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS  – (continued)

	December 31, 2014		December 31, 2013
Oil & Gas Storage & Transportation	1,994	0.49	—	—
Other Diversified Financial Services	17,253	4.28	—	—
Specialized Consumer Services	17,964	4.45	18,072	6.63
Specialized Finance	24,615	6.10	20,699	7.60
Trading Companies & Distributors	—	—	9,860	3.62
Trucking	7,448	1.85	—	—
Total	$403,500	100.00%	$272,439	100.00%

The portfolio companies underlying the investments are located in the United States. As of December 31, 2014 and 2013, the weighted average remaining term of the Company’s debt investments was approximately 4.5 years and 4.7 years, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2014, changes in the observability of valuation inputs resulted in three reclassifications of assets from Level 3 to Level 2, with no other reclassification between levels. During the year ended December 31, 2013, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$220,038	$220,038
Second lien secured loans	—	—	162,252	162,252
Equity	—	—	21,210	21,210
Total investments	—	—	$403,500	$403,500

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$141,059	$141,059
Second lien secured loans	—	—	131,380	131,380
Total investments	—	—	$272,439	$272,439

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at January 1, 2014	$141,059	$131,380	$—	$272,439
Funding of investments	179,970	58,908	20,120	258,998
Non-cash interest income	726	716	—	1,442
Accretion of discount	684	611	—	1,295
Proceeds from pay downs and sales	(87,267)	(7,520)	—	(94,787)
Realized losses	(52)	(12)	—	(64)
Net unrealized appreciation (depreciation)	2,402	(689)	1,090	2,803
Transfers out of Level 3	(17,484)	(21,142)	—	(38,626)
Balance at December 31, 2014	$220,038	$162,252	$21,210	$403,500

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2013:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at January 1, 2013	$145,626	$34,862	$—	$180,488
Funding of investments	127,706	131,527	—	259,233
Non-cash interest income	407	367	—	774
Accretion of discount	1,424	255	—	1,679
Proceeds from pay downs	(132,743)	(36,712)	—	(169,455)
Net unrealized (depreciation) appreciation	(1,361)	1,081	—	(280)
Balance at December 31, 2013	$141,059	$131,380	$—	$272,439

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$138,606	Discounted cash flows	Discount rate Exit multiple	9.1% – 22.5% (12.9%) 2.5x – 9.5x (6.1x)
	81,432	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	7.6% – 13.6% (10.1%) 95.5 – 99.5 (98.1) 5.1x – 11.9x (6.0x)
	$220,038
Second lien secured loans	$70,997	Discounted cash flows	Discount rate Exit multiple	11.2% – 14.6% (13.0%) 5.0x – 6.5x (5.6x)
	91,255	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.6% – 14.7% (11.7%) 89.8 – 101.0 (97.0) 1.0x – 8.5x (5.6x)
	$162,252
Equity	$20,000	Discounted cash flows	Discount rate	11.2%
	1,210	Black-Scholes model	Volatility	25.0%
	$21,210
Total Level 3 investments	$403,500

Investment Type	Fair Value at December 31, 2013	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$78,371	Discounted cash flows	Discount rate Exit multiple	8.1% – 37.2% (18.5%) 4.5x – 8.8x (6.5x)
	62,688	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	6.9% – 9.8% (8.2%) 97.0 – 100.6 (99.4) 2.8x – 8.1x (4.8x)
	$141,059
Second lien secured loans	$10,979	Discounted cash flows	Discount rate Exit multiple	9.9% – 15.6% (10.5%) 6.1x
	58,100	Consensus pricing	Market quotes	96.0 – 98.0 (96.8)
	62,301	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	8.7% – 12.1% (10.2%) 97.5 – 100.5 (99.7) 2.1x – 8.6x (6.1x)
	$131,380
Total Level 3 investments	$272,439

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

The following table presents the carrying values and fair values of the Company’s borrowings as of December 31, 2014 and 2013. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		December 31, 2014		December 31, 2013
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$105,500	$109,231	$25,000	$25,000
Senior notes	2	30,000	30,017	30,000	29,088
Unsecured term loan	3	55,000	54,442	55,000	54,009
		$190,500	$194,690	$110,000	$108,097

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2014, the Company’s asset coverage for borrowed amounts was 218.3%.

Credit Facility:  On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). On August 13, 2014, the Company amended the terms of its Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200,000 subject to consent from the lenders and other customary conditions.

The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 0.75% per annum on any undrawn balance. The Credit Facility is secured by all of the assets held by WhiteHorse Warehouse. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $357,678 and $206,812, respectively, as of December 31, 2014 and 2013, as collateral for the Credit Facility. The Credit Facility has a final maturity date of September 27, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At December 31, 2014, the Company had $105,500 outstanding borrowings and $44,500 undrawn under the Credit Facility. At December 31, 2013, the Company had $25,000 in outstanding borrowings and $125,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $30,668 and $23,717 at weighted average interest rates of 2.52% and 2.54% for the years ended December 31, 2014 and 2013, respectively. Weighted average outstanding borrowings were $51,250 at a weighted average interest rate of 2.66% for the period from September 27, 2012 to December 31, 2012. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2014 and December 31, 2013, $44,500 and $95,015, respectively, were available to be drawn by the Company based on these requirements.

Unsecured Term Loan:  On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment is effective as of January 6, 2015.

Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, the occurrence of certain events of bankruptcy, insolvency or reorganization or a

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014; and for the fiscal quarter ended June 30, 2014 only to the extent that the determination of base management fees would otherwise include March 31, 2014 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets. During the years ended December 31, 2014, 2013 and 2012, the Company incurred base management fees of $7,110, $4,811 and $306, respectively, net of fees waived.

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

The first component, which is income-based, is calculated and payable quarterly in arrears, commenced with the quarter beginning January 1, 2013, and is determined based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”), any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The second component, the capital gains component of the incentive fee, which is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commenced on January 1, 2013, and equals 20% of cumulative aggregate realized capital gains from January 1, through the end of each calendar year, computed net of

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of each year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for the year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2014, 2013 and 2012, the Company incurred performance-based incentive fees of $3,387, $4,800 and zero, respectively.

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

During the years ended December 31, 2014, 2013 and 2012, the Company incurred allocated administrative service fees of $1,510, $1,173 and $109, respectively.

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
December 31, 2014
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

Co-investments with Related Parties:  At December 30, 2014 and 2013, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $139 and $1,221, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Commitments:  The Company had outstanding commitments to fund investments totaling $20,500 and $1,150 as of December 31, 2014 and 2013, respectively.

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

NOTE 8 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Years ended December 31,
	2014	2013	2012
Per share data:(1)
Net asset value, beginning of period	$15.16	$15.30	N/A
Issuance of common stock	—	0.01	N/A
Offering costs	—	—	N/A
Investment operations:
Net investment income	1.13	1.29	N/A
Net realized and unrealized gains (losses) on investments	0.17	(0.02)	N/A
Net increase in net assets resulting from operations	1.30	1.27	N/A
Distributions declared	(1.42)	(1.42)	N/A
Net asset value, end of period	$15.04	$15.16	$15.30
Total return based on market value(2)	(23.56)%	2.03%	6.55%
Total return based on net asset value	8.52%	8.32%	15.85%
Net assets, end of period	$225,358	$227,002	$229,049
Per share market value at end of period	$11.55	$15.11	$14.81
Shares outstanding end of period	14,982,857	14,977,056	14,965,624
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets	7.48%	5.91%	1.04%
Ratio of incentive fees to average net assets	1.48%	2.10%	0.00%
Ratio of total expenses to average net assets	8.96%	8.01%	1.04%
Ratio of net investment income to average net assets	7.41%	8.45%	16.91%
Portfolio turnover ratio	40.01%	74.83%	86.01%

(1)	Calculated using the weighted average shares outstanding for the period.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

During the year ended December 31, 2014, WhiteHorse Advisers irrevocably waived $447 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 7.68%, 1.36% and 9.04% for the year ended December 31, 2014.

During the year ended December 31, 2013, WhiteHorse Advisers irrevocably waived $248 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 6.02%, 2.07% and 8.09% for the year ended December 31, 2013.

WhiteHorse Advisers did not waive any base management fees during the year ended December 31, 2012.

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
	2014	2013	2012
Net increase in net assets resulting from operations	$19,544	$19,030	$2,162
Change in net unrealized depreciation on investments	(2,607)	280	525
Other book-to-tax differences	276	14	(392)
Taxable income before deductions for distributions	$17,213	$19,324	$2,295

For the period from December 4, 2012 to December 31, 2012, the Company had taxable income that exceeded distributions made from such income of approximately $679. The Company elected to carry forward the excess for distribution to stockholders in 2012 for U.S. federal income tax purposes. The Company accrued $22 for excise tax on undistributed taxable income.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
(in thousands, except share and per share data)

NOTE 9 — INCOME TAXES  – (continued)

The tax character of distributions was as follows:

	Years ended December 31,
	2014		2013		2012
Ordinary income	$21,276	100.0%	$18,532	87.2%	$1,616	100.0%
Long-term capital gains	—	—	2,725	12.8	—	—
Total distributions	$21,276	100.0%	$21,257	100.0%	$1,616	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to the capital loss reclassification of premium amortization, the recognition of market discount upon significant modification of debt, and the capital gain reclassification of fee income resulted in a net increase in distributions in excess of net income, a net decrease of accumulated net realized losses on investments and a net decrease in additional paid-in capital. During the prior fiscal year, permanent differences due to the capital loss reclassification of premium amortization, dividend redesignation and the capital gain reclassification of fee income resulted in a net increase in capital distributions in excess of net income and a net decrease of realized losses on investments. These reclassifications had no net effect on net assets.

As of December 31, 2014, 2013 and 2012, the tax basis components of distributable earnings were as follows:

	December 31,
	2014	2013	2012
Undistributed ordinary income – tax basis	$—	$—	$679
Post October short-term capital loss deferred	—	—	(71)
Accumulated capital and other losses	(1,306)	—	—
Net unrealized appreciation (depreciation) on investments	3,236	236	(20)
Distributions deferred	(5,319)	(1,256)	—
Other temporary differences	—	—	(20)
Total (accumulated deficit) distributable earnings – tax basis	$(3,389)	$(1,020)	$568

As of December 31, 2014, the Company had incurred and elected defer $225 of qualified late year ordinary losses. Such losses are treated as arising on January 1, 2015.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. Companies are permitted to carry forward capital losses incurred in taxable years beginning December 22, 2010 for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2014, the Company had long-term capital loss carryforwards of $1,081.

As of December 31, 2014 and 2013, the cost of investments for federal income tax purposes was $399,627 and $272,203, respectively, resulting in net unrealized appreciation of $3,873 and $236, respectively, on a tax basis.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2014
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

	2014
	Q4	Q3	Q2	Q1
Total investment income	$11,013	$9,265	$9,018	$8,250
Net investment income	4,976	4,043	3,992	3,990
Net realized and unrealized (losses) gains on investments	(1,380)	519	1,024	2,380
Net increase in net assets resulting from operations	3,594	4,563	5,017	6,370
Earnings per share	0.24	0.31	0.34	0.43
Net asset value per share	$15.04	$15.16	$15.21	$15.23

	2013
	Q4	Q3	Q2	Q1
Total investment income	$8,615	$11,122	$9,498	$8,382
Net investment income	4,169	6,282	4,850	4,009
Net realized and unrealized gains (losses) on investments	2,166	(262)	(1,683)	(501)
Net increase in net assets resulting from operations	6,335	6,020	3,167	3,508
Earnings per share	0.42	0.40	0.21	0.23
Net asset value per share	$15.16	$15.09	$15.04	$15.18

	2012
	Q4	Q3	Q2	Q1
Total investment income	$15,932	$10,212	$9,500	$9,149
Net investment income	13,727	10,147	9,356	8,971
Net realized and unrealized (losses) gains on investments	(5,753)	1,019	1,891	200
Net increase in net assets resulting from operations	7,975	11,166	11,246	9,171

Prior to December 4, 2012, the Company did not have common shares outstanding and therefore per share data for the periods that include financial results prior to December 4, 2012, are not provided.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on the assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	50	Chairman of the Board of Directors	2012	2015
Jay Carvell	49	Director, Chief Executive Officer	2012	2017
Independent Directors
Rick D. Puckett	61	Director, Chairman of the Audit Committee	2012	2015
Thomas C. Davis	66	Director, Chairman of the Nominating and Corporate Governance Committee	2012	2017
Alexander W. Pease	43	Director, Chairman of the Compensation Committee	2012	2016

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc:  Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $7 billion of capital across multiple investment funds. He has more than 24 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

Mr. Bolduc was selected to serve as Chairman of our board of directors due, in part, to his familiarity with our portfolio companies, his broad experience with the day-to-day management and operation of other investment funds and his significant background investing in debt and working in the financial services industry.

Jay Carvell:  Mr. Carvell is our Chief Executive Officer and has served as a director since 2012. Mr. Carvell also serves as a Managing Director at an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 15 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across small-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a director on our board of directors due to his experience investing in credit instruments and managing WhiteHorse Capital Partners. Mr. Carvell’s experience building WhiteHorse Capital Partners brings expertise on developing a successful credit investment firm to the board of directors.

Independent Directors

Thomas C. Davis:  Mr. Davis has served as a director since 2012. He currently serves on the board of directors of Dean Foods Company and Affirmative Insurance Holdings, Inc. Mr. Davis is actively involved in investing in and financing small-cap companies through a wholly owned financial advisory firm called The Concorde Group, Inc., of which he serves as Chief Executive Officer. Mr. Davis previously served as the Managing Partner and head of Donaldson, Lufkin & Jenrette Inc.’s investment banking and corporate finance activities in the southwestern United States from March 1984 to February 2001, when Credit Suisse First Boston acquired Donaldson, Lufkin & Jenrette. At Donaldson, Lufkin & Jenrette, Mr. Davis was responsible for the mergers and acquisitions activity and the equity and leveraged finance activity that Donaldson, Lufkin & Jenrette undertook in the southwestern United States. In this capacity, Mr. Davis worked with several large private equity firms as clients, in addition to a variety of public and private companies in the following industries: broadcast and telecommunications, energy, food service and health care. Mr. Davis received a B.S. in Aerospace Engineering from Georgia Tech and an M.B.A. from Harvard Business School and was an officer in the U.S. Navy.

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

Executive Officers Who are Not Directors

Set forth below is certain information regarding our executive officers who are not directors.

Name	Age	Position
Gerhard Lombard	41	Chief Financial Officer, Treasurer
William Markert	50	Chief Operating Officer

The address for each executive officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Gerhard Lombard:  Mr. Lombard is our Chief Financial Officer and Treasurer. Since joining our team in 2012, Mr. Lombard has worked on a number of key initiatives, including enhancing quarterly and annual SEC financial reporting and building out our financial reporting function. Previously, Mr. Lombard was the Chief Accounting Officer for Churchill Financial Group, a leading middle market finance and asset management company. Mr. Lombard started his career at Ernst & Young LLP in the assurance and advisory practice, where he rose to the level of Senior Manager in the financial services industry group. Mr. Lombard earned a B.Comm. in Accounting and a Postgraduate Degree in Finance from Stellenbosch University in South Africa, and is a Chartered Accountant.

William Markert:  Mr. Markert is our Chief Operating Officer, in which capacity he is responsible for the Company’s operational and support functions. Before joining the Company in May 2014, Mr. Markert served as Chief Financial Officer for and an adviser to Securus Technologies, Inc., an integrated communications and technology company, from June 2008 through April 2014, where he was responsible for accounting, finance, tax, treasury, billing, purchasing, mergers and acquisitions, and the implementation of efficiency projects. Prior to joining Securus, Mr. Markert held several executive-level finance and operations positions at Eschelon Telecom, Inc., Global Crossing, Ltd. and its predecessor companies. Mr. Markert earned a B.B.A. from the University of Wisconsin — Whitewater and an M.B.A. from the University of St. Thomas in St. Paul, Minnesota.

Officer Who is Not a Director

Name	Age	Position
Marco Collazos	39	Chief Compliance Officer

The address for the officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Marco Collazos:  Mr. Collazos is our Chief Compliance Officer. Mr. Collazos also currently serves as Director of Compliance for H.I.G. Capital, a position he has held since May 2013. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013 and was a Senior Compliance Officer for Bulltick Capital Markets from April 2008 until February 2011. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group (a regulatory and compliance consulting firm), as well as a Compliance Examiner for several years with the Securities and Exchange Commission and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided by our directors and other executive officers, we believe that, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Corporate Governance

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2014, our board of directors held five board of directors meetings, four audit committee meetings, two nominating and corporate governance committee meetings and one compensation committee meeting. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. The Company requires each director to make a diligent effort to attend all board of directors and committee meetings and encourages directors to attend the annual meeting of stockholders.

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

Compensation Committee

We established a compensation committee in May 2014. The members of the compensation committee are Messrs. Davis, Pease and Puckett, each of whom is independent for purposes of the 1940 Act and the corporate governance requirements of the NASDAQ Global Select Market. The compensation committee is responsible for determining, or recommending to the board of directors for determination, the compensation, if any, of our chief executive officer and all of our other executive officers. Currently none of our executive officers are compensated by us and, as a result, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee also has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The compensation committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2014. No compensation is paid by us to any interested director or executive officer of the Company.

Name	Aggregate Compensation from WhiteHorse Finance	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Rick D. Puckett	$86,500	—	$86,500
Thomas C. Davis	$81,500	—	$81,500
Alexander W. Pease	$76,500	—	$76,500
Interested Directors
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2014, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	4,312,282	28.8%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	3,514,002	23.5%
John Bolduc(2)	Beneficial	128,634	*
Jay Carvell(2)	Beneficial	10,038	*
Anthony Tamer(3)(4)	Beneficial	7,974,057	53.2%
Sami Mnaymneh(3)(5)	Beneficial	7,985,037	53.3%
Thomas C. Davis(2)	Beneficial	8,000	*
Alexander W. Pease(2)	Beneficial	—	*
Rick D. Puckett(2)	Beneficial	18,398	*
Marco Collazos(2)	Beneficial	—	*
Gerhard Lombard(2)	Beneficial	3,598	*
William Markert(2)	Beneficial	—	*
All officers and directors as a group (8 persons)	Beneficial	168,668	1.13%

*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 7,826,284 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.

(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 7,826,284 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein.
(4)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 147,773 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(5)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 158,753 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.

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

Item 14.  Principal Accountant Fees and Services

Crowe Horwath LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2014 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2015. The audit committee selected Crowe Horwath LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe Horwath LLP in WhiteHorse Finance.

The following table sets forth Crowe Horwath LLP’s fees (dollars in thousands):

	Years ended December 31,
	2014	2013
Audit Fees	$258	$174
Audit-Related Fees	20	53
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$278	$227

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 72.
(2)	Financial Statements Schedules — None.
(3)	Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Form of Bylaws (Incorporated by reference to Exhibit (b)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K, filed on July 23, 2013)
4.3	Form of Senior Notes (included as part of Exhibit 4.2)
10.1	Investment Advisory Agreement between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.3	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.6	Revolving Credit and Security Agreement, dated September 27, 2012 (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.7	Amended and Restated Loan Sale and Contribution Agreement, dated September 27, 2012 (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.8	Collateral Management Agreement, dated September 27, 2012 (Incorporated by reference to Exhibit (k)(7) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.9	Form of Risk Retention Letter (Incorporated by reference to Exhibit (k)(8) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.10	Form of Term Loan Agreement (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.11	First Amendment to Term Loan Agreement, dated as of July 9, 2013 (Incorporated by reference to Exhibit (k)(12) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 10, 2013)
10.12	Form of Term Loan Note in favor of Citibank, N.A. (Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.13	Form of Term Loan Note in favor of Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit (k)(11) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.14	Second Amendment to Term Loan Agreement, dated as of July 19, 2013 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2014)
10.15	Amended and Restated Credit and Security Agreement, dated August 13, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on August 14, 2014)
10.16	Second Amended and Restated Loan Sale and Contribution Agreement, dated August 13, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on August 14, 2014)
10.17	Retention of Net Economic Interest Letter, dated August 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on August 14, 2014)
10.18	Third Amendment to Term Loan Agreement, dated as of December 22, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 9, 2015)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
24*	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Privacy Policy of the Registrant (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Jay Carvell Name: Jay Carvell Title: Chief Executive Officer

Date: March 5, 2015

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay Carvell and Gerhard Lombard as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jay Carvell Jay Carvell	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2015
/s/ Gerhard Lombard Gerhard Lombard	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2015
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 5, 2015
/s/ Rick D. Puckett Rick D. Puckett	Director	March 5, 2015
/s/ Thomas C. Davis Thomas C. Davis	Director	March 5, 2015
/s/ Alexander W. Pease Alexander W. Pease	Director	March 5, 2015