Form 10-Q
period 2015-03-31
WhiteHorse Finance, Inc.
filed 2015-05-08
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of May 7, 2015 the Registrant had 14,982,857 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Investments, at fair value (amortized cost $389,329 and $401,062, respectively)	$391,289	$403,500
Cash and cash equivalents	11,887	11,647
Restricted cash and cash equivalents	5,698	4,495
Interest receivable	2,725	2,702
Receivable from investments sold	4,750	—
Deferred financing costs	4,391	4,004
Prepaid expenses and other receivables	437	494
Total assets	$421,177	$426,842

Liabilities
Credit facility	$100,500	$105,500
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,319
Management fees payable	5,185	5,006
Accounts payable and accrued expenses	361	659
Total liabilities	196,365	201,484

Commitments and contingencies (See Note 7)

Net assets
Common stock, 14,982,857 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,731	228,731
Accumulated overdistributed net investment income	(5,903)	(5,918)
Accumulated realized gains on investments	645	728
Accumulated unrealized appreciation on investments	1,324	1,802
Total net assets	224,812	225,358
Total liabilities and total net assets	$421,177	$426,842

Number of shares outstanding	14,982,857	14,982,857
Net asset value per share	$15.00	$15.04

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Investment income
Interest income	$10,511	$7,857
Fee income	100	393
Dividend income	660	—
Total investment income	11,271	8,250

Expenses
Interest expense	1,670	1,355
Base management fees	2,120	1,787
Performance-based incentive fees	1,333	151
Administrative service fees	329	325
General and administrative expenses	485	986
Total expenses, before fees waived	5,937	4,604
Base management fees waived	—	(344)
Total expenses, net of fees waived	5,937	4,260
Net investment income	5,334	3,990

Realized and unrealized (losses) gains on investments
Net realized losses on investments	(83)	—
Net change in unrealized (depreciation) appreciation on investments	(478)	2,380
Net realized and unrealized (losses) gains on investments	(561)	2,380
Net increase in net assets resulting from operations	$4,773	$6,370

Per common share data
Basic and diluted earnings per common share	$0.32	$0.43
Distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	14,982,857	14,982,728

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Investment	Accumulated Realized Gains (Losses) on	Accumulated Unrealized Appreciation (Depreciation) on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at December 31, 2013	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88

Net increase in net assets resulting from operations	—	—	—	3,990	—	2,380	6,370

Distributions declared	—	—	—	(5,319)	—	—	(5,319)

Balance at March 31, 2014	14,982,857	$15	$228,734	$(2,183)	$—	$1,575	$228,141

Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

Net increase in net assets resulting from operations	—	—	—	5,334	(83)	(478)	4,773

Distributions declared	—	—	—	(5,319)	—	—	(5,319)

Balance at March 31, 2015	14,982,857	$15	$228,731	$(5,903)	$645	$1,324	$224,812

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,773	$6,370
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid in kind income	(314)	(290)
Net realized losses on investments	83	—
Net unrealized depreciation (appreciation) on investments	478	(2,380)
Accretion of discount	(254)	(204)
Amortization of deferred financing costs	176	148
Acquisition of investments	(26,475)	(16,623)
Proceeds from principal payments and sales of portfolio investments	38,693	5,074
Net changes in operating assets and liabilities:
Interest receivable	(23)	(326)
Prepaid expenses and other receivables	57	(62)
Receivable from investments sold	(4,750)	—
Payable for investments purchased	—	(16,883)
Management fees payable	179	(752)
Accounts payable and accrued expenses	(298)	354
Restricted cash and cash equivalents	(1,203)	(11,365)
Net cash provided by (used in) operating activities	11,122	(36,939)

Cash flows from financing activities
Proceeds from borrowings under credit facility	6,000	—
Repayment of borrowings under credit facility	(11,000)	(25,000)
Deferred financing costs	(563)	—
Distributions paid to common stockholders, net of distributions reinvested	(5,319)	(5,229)
Net cash used in financing activities	(10,882)	(30,229)

Net change in cash and cash equivalents	240	(67,168)
Cash and cash equivalents at beginning of period	11,647	92,905
Cash and cash equivalents at end of period	$11,887	$25,737

Supplemental disclosure of cash flow information:
Interest paid	$1,471	$1,202

Supplemental noncash disclosures:
Dividends reinvested	$—	$88

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments

Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	6/27/19	$14,850	$14,850	$14,880	6.62%
Cable & Satellite
Puerto Rico Cable Acquisition Company, Inc.
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	5/30/19	7,000	6,935	7,028	3.13

Consumer Finance
Golden Pear Funding III, LLC(7)
First Lien Secured Term Loan	L+9.75% (1.00% Floor)	10.75%	12/29/19	10,000	9,810	9,840	4.38
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,500	9,351	9,500	4.23

Sigue Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	12/27/18	25,000	24,602	24,775	11.02
				44,500	43,763	44,115	19.63
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00% (1.00% Floor)	13.00% (2.00% PIK)	12/31/18	35,895	34,771	35,572	15.82
Diversified Support Services
Expert Global Solutions, Inc.
Second Lien Secured Term Loan	L+11.00% (1.50% Floor)	12.50%	10/3/18	7,500	7,426	7,440	3.31
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00% (2.00% Floor)	11.00%	9/30/17	9,113	8,880	9,058	4.03
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25% (1.25% Floor)	7.50%	8/16/19	11,820	11,633	11,170	4.97
				28,433	27,939	27,668	12.31

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	$9,875	$9,613	$9,707	4.32%

Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	15,055	14,735	14,949	6.65
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	—	(104)	—	—
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	2,500	2,396	2,483	1.10
				17,555	17,027	17,432	7.75
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	11,761	11,593	11,690	5.20
First Lien Secured Revolving Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	—	(24)	—	—
P2 Newco Acquisition, Inc. (6)
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	10,000	9,912	9,950	4.43
				21,761	21,481	21,640	9.63
Health Care Facilities

Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25% (1.00% Floor)	10.25%	6/30/19	42,680	41,977	42,510	18.91

Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00% (1.50% Floor)	8.50%	1/31/18	14,700	14,510	14,700	6.54
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	964	1,000	0.44
				58,380	57,451	58,210	25.89
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00% (0.50% Floor)	13.50%	4/24/19	21,756	21,430	21,756	9.68
First Lien Secured Revolving Loan	P+12.00% (3.25% Floor)	15.25%	4/24/19	—	—	—	—
				21,756	21,430	21,756	9.68
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)	10.50%	2/14/16	16,133	16,165	16,133	7.18

Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	12,090	12,025	11,969	5.32

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Metal & Glass Containers
Pelican Products, Inc. (6)
Second Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	4/11/21	$3,000	$2,980	$3,009	1.34%
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,250	9,172	8,760	3.90

Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,837	11,869	5.28
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25% (1.00% Floor)	8.25%	8/7/19	1,985	2,023	1,866	0.83
				14,985	14,860	13,735	6.11
Oil & Gas Storage & Transportation
Sprint Industrial Holdings LLC (6)
First Lien Secured Term Loan	L+5.75% (1.25% Floor)	7.00%	5/14/19	1,985	1,996	1,897	0.84
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	4/29/21	17,750	17,829	17,519	7.79
The Pay-O-Matic Corp
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	3/31/18	10,000	9,800	9,800	4.36
				27,750	27,629	27,319	12.15

Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,809	18,054	8.03
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (6) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	3,835	3,884	3,835	1.71

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.18%	10/31/19	7,500	7,429	7,470	3.32

Total Debt Investments				374,533	369,209	370,189	164.69

Equity Investments

Diversified Support Services
Constellation Health, LLC Warrants (6)	N/A	N/A	3/31/18	—	—	890	0.40

Food Retail
Crews of California, Inc. Warrants (6)	N/A	N/A	12/31/24	—	—	127	0.06
Nicholas & Associates, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	24	0.01
Pinnacle Management Group, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	46	0.02
RC3 Enterprises, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	13	0.01
				—	—	210	0.10

Specialized Finance
NMFC Senior Loan Program I LLC Units (6)(7)	N/A	N/A	6/10/19	—	20,120	20,000	8.90

Total Equity Investments					20,120	21,100	9.40

Total Investments				$374,533	$389,329	$391,289	174.07%

(1)	All investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”). Except as otherwise noted, the investments provide collateral for the Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	Investment does not provide collateral for the Credit Facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets.

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
Golden Pear Funding III, LLC (7)
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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	$15,017	$14,685	$14,807	6.57%
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	—	(110)	—	—
First Lien Secured Delayed Draw Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	—	(110)	—	—
				15,017	14,465	14,807	6.57
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	12,311	12,125	12,163	5.40
First Lien Secured Revolving Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	—	(26)	—	—
P2 Newco Acquisition, Inc. (6)
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	10,000	9,910	10,010	4.44
				22,311	22,009	22,173	9.84
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25% (1.00% Floor)	10.25%	6/30/19	43,230	42,494	43,014	19.09
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00% (1.50% Floor)	8.50%	1/31/18	14,738	14,534	14,679	6.51
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	962	997	0.44

				58,968	57,990	58,690	26.04
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00% (0.50% Floor)	13.50% (1.00% PIK)	4/24/19	28,657	28,226	28,657	12.72
First Lien Secured Revolving Loan	L+12.00% (0.50% Floor)	12.50%	4/24/19	1,500	1,500	1,500	0.67
				30,157	29,726	30,157	13.39
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)	10.50%	2/14/16	16,175	16,214	16,175	7.18
Home Furnishing Retail
BDF Acquisition Corp. (6)
Second Lien Secured Term Loan	L+8.00% (1.00% Floor)	9.00%	2/12/22	5,000	4,907	4,975	2.21

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Human Resource & Employment Services
Miller Heiman, Inc.
First Lien Secured Term Loan	L+5.75% (1.00% Floor)	6.75%	9/30/19	$3,949	$3,877	$3,862	1.71%
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	12,090	12,023	11,945	5.30
Internet Software & Services
Tourico Holidays, Inc.
First Lien Secured Term Loan	L+7.50% (1.00% Floor)	8.50%	11/5/18	10,000	9,952	9,870	4.38
Metal & Glass Containers
Pelican Products, Inc. (6)
Second Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	4/11/21	3,000	2,979	3,018	1.34
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,375	9,293	9,291	4.12
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,831	11,635	5.16
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25% (1.00% Floor)	8.25%	8/7/19	1,990	2,030	2,000	0.89
				14,990	14,861	13,635	6.05
Oil & Gas Storage & Transportation
Sprint Industrial Holdings LLC (6)
First Lien Secured Term Loan	L+5.75% (1.25% Floor)	7.00%	5/14/19	1,990	2,002	1,994	0.88
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	4/29/21	17,750	17,831	17,253	7.66
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,802	17,964	7.97

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (6) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	$4,843	$4,907	$4,615	2.05%

Trucking
Fox Rent A Car, Inc.	L+12.00%	12.16%	10/31/19	7,500	7,427	7,448	3.30
Second Lien Secured Term Loan
Total Debt Investments				386,542	380,942	382,290	169.64

Equity Investments
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	3/31/18	—	—	950	0.42

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	158	0.07
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	29	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	57	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	16	0.01

				—	—	260	0.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)	N/A	N/A	6/10/19	—	20,120	20,000	8.87

Total Equity Investments				—	20,120	21,210	9.41

Total Investments				$386,542	$401,062	$403,500	179.05%

(1)	All investments are non-controlled/non-affiliate investments as defined by the 1940 Act. Except as otherwise noted, the investments provide collateral for the Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR or the Prime Rate, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	Investment does not provide collateral for the Credit Facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2015.

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

Investment Transactions : The Company records investment transactions on a trade date basis. These transactions may settle subsequent to the trade date depending on the transaction type. Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. These expenses are recognized in the consolidated statements of operations as they are incurred.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of March 31, 2015 and December 31, 2014, the Company had no non-accrual loans.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on March 31, 2015 or December 31, 2014. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements: During April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements.

During February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements set forth under ASC Topic 810. Under this revised standard, greater emphasis is placed on risk of loss when determining a controlling financial interest. This standard also amends how variable interests held by a reporting entity’s related parties affect the reporting entity’s consolidation conclusion. The amendments made by ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$204,339	$205,034	$218,882	$220,038
Second lien secured loans	164,870	165,155	162,060	162,252
Equity	20,120	21,100	20,120	21,210
Total	$389,329	$391,289	$401,062	$403,500

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2015		December 31, 2014
Auto Parts & Equipment	$—	—%	$1,975	0.49%
Broadcasting	14,880	3.80	14,865	3.68
Cable & Satellite	7,028	1.80	7,007	1.74
Consumer Finance	44,115	11.27	44,164	10.95
Data Processing & Outsourced Services	35,572	9.09	35,716	8.85
Diversified Support Services	28,558	7.30	22,018	5.46
Electronic Equipment & Instruments	9,707	2.48	9,623	2.38
Food Retail	17,642	4.51	15,067	3.73
Health Care Distributors	21,640	5.53	22,173	5.50
Health Care Facilities	58,210	14.88	58,690	14.54
Health Care Technology	21,756	5.56	30,157	7.47
Homebuilding	16,133	4.12	16,175	4.01
Home Furnishing Retail	—	—	4,975	1.23
Human Resource & Employment Services	—	—	3,862	0.96
Integrated Telecommunication Services	11,969	3.06	11,945	2.96
Internet Software & Services	—	—	9,870	2.45
Metal & Glass Containers	3,009	0.77	3,018	0.75
Oil & Gas Drilling	8,760	2.24	9,291	2.30
Oil & Gas Exploration & Production	13,735	3.51	13,635	3.38
Oil & Gas Storage & Transportation	1,897	0.48	1,994	0.49
Other Diversified Financial Services	27,319	6.98	17,253	4.28
Specialized Consumer Services	18,054	4.61	17,964	4.45
Specialized Finance	23,835	6.09	24,615	6.10
Trucking	7,470	1,92	7,448	1.85
Total	$391,289	100.00%	$403,500	100.00%

The portfolio companies underlying the investments are located in the United States. As of March 31, 2015 and December 31, 2014, the weighted average remaining term of the Company’s debt investments was approximately 4.2 years and 4.5 years, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels. During the three months ended March 31, 2014, changes in the observability of valuation inputs resulted in the reclassification of one asset from Level 3 to Level 2, with no other reclassification between levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$205,034	$205,034
Second lien secured loans	—	—	165,155	165,155
Equity	—	—	21,100	21,100
Total investments	$—	$—	$391,289	$391,289

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$220,038	$220,038
Second lien secured loans	—	—	162,252	162,252
Equity	—	—	21,210	21,210
Total investments	$—	$—	$403,500	$403,500

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at December 31, 2014	$220,038	$162,252	$21,210	$403,500
Funding of investments	19,050	7,425	—	26,475
Non-cash interest income	136	178	—	314
Accretion of discount	139	115	—	254
Proceeds from pay downs and sales	(33,943)	(4,750)	—	(38,693)
Net realized gains (losses)	77	(160)	—	(83)
Net unrealized (depreciation) appreciation	(463)	95	(110)	(478)
Balance at March 31, 2015	$205,034	$165,155	$21,100	$391,289

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at December 31, 2013	$141,059	$131,380	$—	$272,439
Funding of investments	9,700	4,900	—	14,600
Non-cash interest income	115	175	—	290
Accretion of discount	107	98	—	205
Proceeds from pay downs and sales	(5,074)	—	—	(5,074)
Net unrealized appreciation	572	1,552	—	2,124
Transfers out of Level 3	—	(17,102)	—	(17,102)
Balance at March 31, 2014	$146,479	$121,003	$—	$267,482

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. A significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. A significant increase in the market quoted price would result in a significantly higher fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$123,945	Discounted cash flows	Discount rate	8.8% – 17.2% (12.2%)
			Exit multiple	5.5x – 9.5x (6.5x)
	9,800	Consensus pricing	Market quotes	98.0
	71,289	Weighting of discounted cash	Discount rate	7.4% – 15.1% (10.8%)
		flows and consensus pricing	Market quotes	91.0 – 100.1 (97.2)
			Exit multiple	3.8x – 9.5x (8.9x)
	$205,034

Second lien secured loans	$78,317	Discounted cash flows	Discount rate	10.5% – 14.6% (13.2%)
			Exit multiple	5.0x – 6.5x (5.9x)
	86,838	Weighting of discounted cash	Discount rate	10.2% – 13.6% (11.2%)
		flows and consensus pricing	Market quotes	79.9 – 101.0 (96.5)
			Exit multiple	5.0x – 8.5x (6.1x)
	$165,155

Equity	$20,000	Discounted cash flows	Discount rate	11.4%
	1,100	Black-Scholes model	Volatility	25.0%
	$21,100
Total Level 3 investments	$391,289

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$138,606	Discounted cash flows	Discount rate	9.1% – 22.5% (12.9%)
			Exit multiple	2.5x – 9.5x (6.1x)
	81,432	Weighting of discounted cash	Discount rate	7.6% – 13.6% (10.1%)
		flows and consensus pricing	Market quotes	95.5 – 99.5 (98.1)
			Exit multiple	5.1x – 11.9x (6.0x)
	$220,038

Second lien secured loans	$70,997	Discounted cash flows	Discount rate	11.2% – 14.6% (13.0%)
			Exit multiple	5.0x – 6.5x (5.6x)
	91,255	Weighting of discounted cash	Discount rate	9.6% – 14.7% (11.7%)
		flows and consensus pricing	Market quotes	89.8 – 101.0 (97.0)
			Exit multiple	1.0x – 8.5x (5.6x)
	$162,252

Equity	$20,000	Discounted cash flows	Discount rate	11.2%
	1,210	Black-Scholes model	Volatility	25.0%
	$21,210
Total Level 3 investments	$403,500

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

The following table presents the carrying values and fair values of the Company’s borrowings as of March 31, 2015 and December 31, 2014. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		March 31, 2015		December 31, 2014
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$100,500	$105,328	$105,500	$109,231
Senior notes	2	30,000	30,267	30,000	30,017
Unsecured term loan	3	55,000	54,072	55,000	54,442
		$185,500	$189,667	$190,500	$193,690

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of March 31, 2015, the Company’s asset coverage for borrowed amounts was 221.2%.

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). On August 13, 2014, the Company amended the terms of its Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200,000 subject to consent from the lenders and other customary conditions. On March 12, 2015, the Company exercised its option to extend the reinvestment period from March 27, 2015 to September 27, 2015.

The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 0.75% per annum on any undrawn balance. The Credit Facility is secured by all of the assets held by WhiteHorse Warehouse. In connection with this agreement, WhiteHorse Finance Warehouse, LLC pledged securities with a fair value of $351,498 and $357,678, respectively, as of March 31, 2015 and December 31, 2014, as collateral for the Credit Facility. The Credit Facility has a final maturity date of September 27, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At March 31, 2015, the Company had $100,500 outstanding borrowings and $49,500 undrawn under the Credit Facility. At December 31, 2014, the Company had $105,500 outstanding borrowings and $44,500 undrawn under the Credit Facility. Weighted average outstanding borrowings were $104,611 and $1,944 at weighted average interest rates of 2.55% and 2.54% for the three months ended March 31, 2015 and 2014, respectively. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2015 and December 31, 2014, $49,500 and $44,500, respectively, were available to be drawn by the Company based on these requirements.

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

Unsecured Term Loan: On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P. (“Loan Fund II”), as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment was effective as of January 6, 2015.

Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, the occurrence of certain events of bankruptcy, insolvency or reorganization or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

NOTE 6 – RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2015 and 2014, the Company incurred base management fees of $2,120 and $1,443, respectively, net of fees waived.

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

During the three months ended March 31, 2015 and 2014, the Company incurred performance-based incentive fees of $1,327 and $151, respectively.

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

During the three months ended March 31, 2015 and 2014, the Company incurred allocated administrative service fees of $329 and $325, respectively.

Co-investments with Related Parties: At March 31, 2015 and December 31, 2014, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $115 and $139, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments: The Company had outstanding commitments to fund investments totaling $19,500 and $20,500 as of March 31, 2015 and December 31, 2014, respectively.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2015	2014
Per share data:(1)
Net asset value, beginning of period	$15.04	$15.16

Net investment income	0.36	0.27
Net realized and unrealized (losses) gains on investments	(0.04)	0.16
Net increase in net assets resulting from operations	0.32	0.43

Distributions declared	(0.36)	(0.36)
Net asset value, end of period	$15.00	$15.23

Total annualized return based on market value(2)	30.55%	(27.91)%
Total annualized return based on net asset value	8.48%	11.25%
Net assets, end of period	$224,786	$228,141
Per share market value at end of period	$12.42	$14.07
Shares outstanding end of period	14,982,857	14,982,857

Ratios/Supplemental Data: (3)
Ratio of expenses before incentive fees to average net assets	8.28%	7.26%
Ratio of incentive fees to average net assets	2.37%	0.26%
Ratio of total expenses to average net assets	10.65%	7.52%
Ratio of net investment income to average net assets	9.48%	7.05%
Portfolio turnover ratio	6.66%	1.81%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

The Company did not waive any base management fees during the three months ended March 31, 2015. During the three months ended March 31, 2014, WhiteHorse Advisers irrevocably waived $344 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 7.83%, 0.00% and 7.83%, respectively, for the three months ended March 31, 2014.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,
	2015	2014

Net increase in net assets resulting from operations	$4,747	$6,370
Weighted average shares outstanding	14,982,857	14,982,728
Basic and diluted per share net increase in net assets resulting from operations	$0.32	$0.43

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

We are a direct lender targeting debt investments in privately held, small-cap companies located in North America. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, plus a spread and have terms generally ranging from three to six years. While we focus principally on originating senior secured loans to small-cap companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the small-cap market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

As of March 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies, with an aggregate fair value of $391.3 million. As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies, with an aggregate fair value of approximately $403.5 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net investment income and net increase in net assets can vary substantially from period to period due to various reasons, including the level of new investments and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net increases in net assets resulting from operations may not be meaningful.

Investment Income

Investment income for the three months ended March 31, 2015 and 2014 totaled $11.3 million and $8.3 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. Investment income increased primarily as a result of an increase in the average earning investment balance.

Operating Expenses

Expenses, net of fees waived, were $5.9 million and $4.3 million for the three months ended March 31, 2015 and 2014, respectively.

Interest expense on our Credit Facility, Senior Notes and Unsecured Term Loan (each as defined below under “Financial Condition, Liquidity and Capital Resources”) totaled $1.7 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase was due primarily to a higher outstanding balance on our Credit Facility.

Base management fees, net of fees waived, totaled $2.1 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. Base management fees increased due to the increase in total assets, as well the agreement to waive a portion of base management during the three months ended March 31, 2014. WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents to which it otherwise would have been entitled to under the Investment Advisory Agreement in determining the carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014. This agreement resulted in the waiver of $0.4 million of base management fees by WhiteHorse Advisers during the three months ended March 31, 2014. The waived fees are not subject to recoupment by WhiteHorse Advisers.

Performance-based incentive fees totaled $1.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively. Performance-based incentive fees increased due to the application of the hurdle rate provisions in the Investment Advisory Agreement.

Administrative fees for the three months ended March 31, 2015 and 2014 totaled $0.3 million and $0.3 million, respectively.

General and administrative expenses were $0.5 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. General and administrative expenses for the three months ended March 31, 2014, included non-recurring capital markets related professional fees of approximately $0.4 million.

Net Realized and Unrealized (Losses) Gains on Investments

We incurred net realized losses of $0.1 million on the sales of investments during the three months ended March 31, 2015. We incurred no realized gains or losses for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, we incurred net unrealized depreciation of $0.5 million and net unrealized appreciation of $2.4 million, respectively, due to credit related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals.

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

Our operating activities generated cash and cash equivalents of $11.1 million during the three months ended March 31, 2015, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $10.9 million during the three months ended March 31, 2015, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $36.9 million during the three months ended March 31, 2014, primarily for the net acquisition of investments. Our financing activities used cash and cash equivalents of $30.2 million during the three months ended March 31, 2014, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

As of March 31, 2015, we had cash and cash equivalents resources of $17.6 million, including $5.7 million of restricted cash.  As of the same date, we had approximately $49.5 million undrawn and available to be drawn based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2014, we had cash and cash equivalents resources of $16.1 million, including $4.5 million of restricted cash. As of the same date, we had approximately $44.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

On August 13, 2014, we amended the terms of the Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200 million subject to consent from the lenders and other customary conditions. On March 12, 2015, we exercised our option to extend the reinvestment period from March 27, 2015 to September 27, 2015.

As of March 31, 2015 and December 31, 2014, respectively, we had $100.5 million and $105.5 million in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $49.5 million and approximately $44.5 million, respectively, was available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $351.5 million and $357.7 million as of March 31, 2015 and December 31, 2014, respectively.

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

Other than as described below in this paragraph, each loan made under the Credit Facility bears interest at an applicable commercial paper rate plus 2.25% (if the lender is a commercial conduit which has funded the loan through the issuance of commercial paper) or at LIBOR plus 2.75% (if the lender is not a commercial paper conduit or has not otherwise funded the loan through the issuance of commercial paper). We also incur a commitment fee of 0.75% per annum on any undrawn balance. Our ability to draw under the Credit Facility is scheduled to terminate at the end of the reinvestment period on September 27, 2015. At the expiration of the reinvestment period, the interest rate on borrowings under the Credit Facility will increase by 0.50%. Following an event of default, the interest rate applicable on obligations under the Credit Facility that are not paid when due will increase by 2.00% per annum. If the commercial paper rate or LIBOR cannot be determined or it is illegal for a lender to charge such rate, then the interest rate applicable under the Credit Facility will be a base rate equal to the highest of the prime rate as announced in The Wall Street Journal, the federal funds rate plus 0.50% or a specified LIBOR, in each case as defined in the Credit Facility.

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

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders. In anticipation of the expiration of the reinvestment period under the Credit Facility on September 27, 2015, we are evaluating refinancing options.

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

Unsecured Term Loan

On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment was effective as of January 6, 2015.

As of March 31, 2015 and December 31, 2014, respectively, we had $55.0 million and $55.0 million in outstanding borrowings under our unsecured term loan.

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

Portfolio Investments and Yield

As of March 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies with an aggregate fair value of $391.3 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 96.1% of those loans were variable-rate investments (primarily indexed to LIBOR). As of March 31, 2015, our portfolio had an average investment size of $11.2 million, with investment sizes ranging from less than $0.1 million to $43 million and a weighted average effective yield of 11.4%.

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

For the three months ended March 31, 2015, WhiteHorse Finance invested $19.7 million in new and existing portfolio companies, offset by repayments and sales of $31.9 million. Repayments included $3.4 million of scheduled repayments and $0.4 million of unscheduled repayments. In the first quarter ended March 31, 2015 and continuing into the current quarter, we have experienced deal flow at reasonable pricing levels.

For the three months ended March 31, 2014, WhiteHorse Finance invested $16.6 million in new and existing portfolio companies, offset by repayments of $5.1 million. Repayments were comprised entirely of scheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	March 31, 2015		December 31, 2014
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	357.6	91.4	403.5	100.0

3	33.7	8.6	—	—

4	—	—	—	—

5	—	—	—	—

Total Portfolio	$391.3	100.0%	$403.5	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of March 31, 2015 and December 31, 2014, respectively, we had commitments to fund approximately $19.5 million and $20.5 million of revolving lines of credit or delayed draw facilities. During the three months ended March 31, 2015, we funded $2.5 million of commitments outstanding as of December 31, 2014.

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

During the three months ended March 31, 2015 and 2014, we declared to stockholders distributions of $0.355 and $0.355 per share, for total distributions of $5.3 million and $5.3 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2015, distributions to stockholders included a return of capital for tax purposes, which we estimate to be approximately $0.5 million, based on current earnings for the fiscal year ending December 31, 2015. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2015 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2015 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$100.5	$—	$—	$—	$100.5
Senior Notes	30.0	—	—	—	30.0
Unsecured Term Loan	55.0	—	55.0	—	—
Total contractual obligations	$185.5	$—	$55.0	$—	$130.5

As of March 31, 2015, we had approximately $49.5 million of unused borrowing capacity under the Credit Facility, all of which was available to be drawn.

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

Interest expense is recorded on an accrual basis. Certain expenses related to legal and tax consultation, due diligence, rating fees, valuation expenses and independent collateral appraisals may arise when we make certain investments. These expenses are recognized in the consolidated statements of operations as they are incurred.

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

Recent Accounting Pronouncements

During April 2015, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

During February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements set forth under ASC Topic 810. Under this revised standard, greater emphasis is placed on risk of loss when determining a controlling financial interest. This standard also amends how variable interests held by a reporting entity’s related parties affect the reporting entity’s consolidation conclusion. The amendments made by ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Assuming that the consolidated statement of financial condition as of March 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$0.8	$1.6	$(0.7)
200	4.1	3.1	1.0
300	7.6	4.7	2.9
400	11.2	6.2	5.0
500	14.8	7.8	7.0

As of March 31, 2015, 97.9% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2014 and in our registration statement on Form N-2, as amended, filed with the SEC on May 30, 2014 (effective as of September 29, 2014), which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

WhiteHorse Finance, Inc.

Dated: May 8, 2015	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2015	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

