Form 10-Q
period 2015-06-30
WhiteHorse Finance, Inc.
filed 2015-08-07
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of August 6, 2015 the Registrant had 14,982,857 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$367,296	$383,500
Non-controlled affiliate company investments	20,200	20,000
Total investments, at fair value (amortized cost $385,375 and $401,062, respectively)	387,496	403,500

Cash and cash equivalents	19,388	11,647
Restricted cash and cash equivalents	7,936	4,495
Interest receivable	3,042	2,702
Deferred financing costs	4,237	4,004
Prepaid expenses and other receivables	192	494
Total assets	$422,291	$426,842

Liabilities
Credit facility	$100,500	$105,500
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,319
Management fees payable	5,442	5,006
Accounts payable and accrued expenses	787	659
Total liabilities	197,048	201,484

Commitments and contingencies (See Note 7)

Net assets
Common stock, 14,982,857 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,731	228,731
Accumulated overdistributed net investment income	(5,336)	(5,918)
Accumulated realized gains on investments	349	728
Accumulated unrealized appreciation on investments	1,484	1,802
Total net assets	225,243	225,358
Total liabilities and total net assets	$422,291	$426,842

Number of shares outstanding	14,982,857	14,982,857
Net asset value per share	$15.03	$15.04

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Investment income
From non-controlled/non-affiliate company investments
Interest income	$10,696	$8,350	$21,207	$16,207
Fee income	724	668	824	1,061
From non-controlled affiliate company investments
Dividend income	742	—	1,402	—
Total investment income	12,162	9,018	23,433	17,268

Expenses
Interest expense	1,703	1,386	3,373	2,741
Base management fees	2,132	1,781	4,252	3,568
Performance-based incentive fees	1,472	982	2,805	1,132
Administrative service fees	314	359	643	684
General and administrative expenses	655	620	1,140	1,607
Total expenses, before fees waived	6,276	5,128	12,213	9,732
Base management fees waived	—	(103)	—	(447)
Total expenses, net of fees waived	6,276	5,025	12,213	9,285
Net investment income	5,886	3,993	11,220	7,983

Realized and unrealized gains (losses) on investments
Net realized losses
Non-controlled/non-affiliate company investments	(296)	—	(379)	—
Net realized losses	(296)	—	(379)	—
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(40)	1,024	(518)	3,404
Non-controlled affiliate company investments	200	—	200	—
Net change in unrealized appreciation (depreciation)	160	1,024	(318)	3,404
Net realized and unrealized (losses) gains on investments	(136)	1,024	(697)	3,404
Net increase in net assets resulting from operations	$5,750	$5,017	$10,523	$11,387

Per Common Share Data
Basic and diluted earnings per common share	$0.38	$0.34	$0.70	$0.76
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	14,982,857	14,982,857	14,982,857	14,982,793

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Realized Gains (Losses) on	Accumulated Unrealized Appreciation (Depreciation) on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at December 31, 2013	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88

Net increase in net assets resulting from operations	—	—	—	7,983	—	3,404	11,387

Distributions declared	—	—	—	(10,638)	—	—	(10,638)

Balance at June 30, 2014	14,982,857	$15	$228,734	$(3,509)	$—	$2,599	$227,839

Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

Net increase in net assets resulting from operations	—	—	—	11,220	(379)	(318)	10,523

Distributions declared	—	—	—	(10,638)	—	—	(10,638)

Balance at June 30, 2015	14,982,857	$15	$228,731	$(5,336)	$349	$1,484	$225,243

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,523	$11,387
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(632)	(670)
Net realized losses on investments	379	—
Net unrealized depreciation (appreciation) on investments	318	(3,404)
Accretion of discount	(772)	(388)
Amortization of deferred financing costs	396	294
Acquisition of investments	(74,125)	(105,347)
Proceeds from principal payments and sales of portfolio investments	90,836	35,141
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(3,441)	(963)
Interest receivable	(340)	(441)
Prepaid expenses and other receivables	302	(134)
Payable for investments purchased	—	(28,606)
Management fees payable	436	465
Accounts payable and accrued expenses	128	35
Net cash provided by (used in) operating activities	24,008	(92,631)

Cash flows from financing activities
Proceeds from borrowings under credit facility	29,000	17,000
Repayment of borrowings under credit facility	(34,000)	—
Deferred financing costs	(629)	—
Distributions paid to common stockholders, net of distributions reinvested	(10,638)	(10,548)
Net cash (used in) provided by financing activities	(16,267)	6,452

Net change in cash and cash equivalents	7,741	(86,179)
Cash and cash equivalents at beginning of period	11,647	92,905
Cash and cash equivalents at end of period	$19,388	$6,726

Supplemental disclosure of cash flow information:
Interest paid	$2,976	$2,459

Supplemental noncash disclosures:
Dividends reinvested	$—	$88

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments

Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	$14,850	$14,850	$14,791	6.57%
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25%	11.25%	6/25/20	25,000	24,709	24,750	10.99
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+10.25%	11.25%	6/25/20	2,500	2,442	2,475	1.10
	(1.00% Floor)
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,500	9,360	9,500	4.22

Sigue Corporation
Second Lien Secured Term Loan	L+10.00%	11.00%	12/27/18	25,000	24,623	24,950	11.08
	(1.00% Floor)
				62,000	61,134	61,675	27.39
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	36,077	35,014	36,149	16.05
	(1.00% Floor)	(2.00% PIK)
Diversified Support Services
Expert Global Solutions, Inc.
Second Lien Secured Term Loan	L+11.00%	12.50%	10/3/18	7,500	7,430	7,455	3.31
	(1.50% Floor)
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00%	11.00%	9/30/17	7,998	7,793	7,958	3.53
	(2.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,790	11,612	10,022	4.45
	(1.25% Floor)
				27,288	26,835	25,435	11.29

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	$9,850	$9,597	$9,830	4.36%
	(1.00% Floor)
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00%	12.00%	11/20/19	15,093	14,785	15,183	6.74
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	1,501	1,402	1,510	0.67
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Term Loan	L+11.00%	12.00%	11/20/19	5,008	4,910	5,038	2.24
	(1.00% Floor)	(1.00% PIK)
				21,602	21,097	21,731	9.65
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50%	15.75%	3/15/18	11,438	11,286	11,518	5.11
	(3.25% Floor)	(3.00% PIK)
First Lien Secured Revolving Loan	P+12.50%	15.75%	3/15/18	—	(22)	—	—
	(3.25% Floor)	(3.00% PIK)
P2 Newco Acquisition, Inc. (6)
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	6,000	5,949	5,958	2.65
	(1.00% Floor)
				17,438	17,213	17,476	7.76
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	42,130	41,462	42,046	18.67
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,663	14,487	14,663	6.51
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	966	997	0.44
				57,793	56,915	57,706	25.62
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	17,992	17,686	18,064	8.02
	(0.50% Floor)
First Lien Secured Revolving Loan	P+12.00%	15.25%	4/24/19	—	—	—	—
	(3.25% Floor)
				17,992	17,686	18,064	8.02
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,091	16,116	16,091	7.14
	(2.00% Floor)
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	9,090	9,057	8,881	3.94
	(1.25% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	$9,125	$9,051	$8,623	3.83%
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,843	11,882	5.27
	(1.25% Floor)
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25%	8.25%	8/7/19	1,985	2,021	1,772	0.79
	(1.00% Floor)
				14,985	14,864	13,654	6.06
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+10.50%	11.50%	4/29/21	17,750	17,826	17,644	7.83
	(1.00% Floor)
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00%	12.00%	3/31/18	10,000	9,814	9,970	4.43
	(1.00% Floor)
				27,750	27,640	27,614	12.26
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20	18,000	17,816	18,072	8.02

Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (6) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	2,906	2,938	2,906	1.29

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.19%	10/31/19	7,500	7,432	7,538	3.35

Total Debt Investments				370,337	365,255	366,236	162.60

Equity Investments

Diversified Support Services
Constellation Health, LLC Warrants (6)	N/A	N/A	3/31/18	—	—	790	0.35

Food Retail
Crews of California, Inc. Warrants (6)	N/A	N/A	12/31/24	—	—	163	0.07
Nicholas & Associates, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	31	0.01
Pinnacle Management Group, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	59	0.03
RC3 Enterprises, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	17	0.01
				—	—	270	0.12
Specialized Finance
NMFC Senior Loan Program I LLC Units (6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,200	8.97

Total Equity Investments					20,120	21,260	9.44

Total Investments				$370,337	$385,375	$387,496	172.03%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 82% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Auto Parts & Equipment
GST Autoleather, Inc.
First Lien Secured Term Loan	L+5.50%	6.50%	7/10/20	$1,995	$1,990	$1,975	0.88%
	(1.00% Floor)
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	14,850	14,850	14,865	6.60
	(1.00% Floor)
Cable & Satellite
Puerto Rico Cable Acquisition Company, Inc.
Second Lien Secured Term Loan	L+8.50%	9.50%	5/30/19	7,000	6,932	7,007	3.11
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC (7)
First Lien Secured Term Loan	L+9.75%)	10.75%	12/29/19	10,000	9,800	9,880	4.38
	(1.00% Floor)
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,500	9,342	9,434	4.19

Sigue Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	12/27/18	25,000	24,580	24,850	11.03
	(1.00% Floor)
				44,500	43,722	44,164	19.60
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	35,716	34,534	35,716	15.85
	(1.00% Floor)	(2.00% PIK)
Diversified Support Services
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00%	11.00%	9/30/17	9,616	9,364	9,491	4.21
	(2.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25%	7.50%	8/16/19	11,850	11,655	11,577	5.14
	(1.25% Floor)
				21,466	21,019	21,068	9.35
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,900	9,630	9,623	4.27
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00%	12.00%	11/20/19	$15,017	$14,685	$14,807	6.57%
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	—	(110)	—	—
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+11.00%	12.00%	11/20/19	—	(110)	—	—
	(1.00% Floor)	(1.00% PIK)
				15,017	14,465	14,807	6.57
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	12,311	12,125	12,163	5.40
First Lien Secured Revolving Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	—	(26)	—	—
P2 Newco Acquisition, Inc. (6)
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,910	10,010	4.44
	(1.00% Floor)
				22,311	22,009	22,173	9.84
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	43,230	42,494	43,014	19.09
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,738	14,534	14,679	6.51
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	962	997	0.44
				58,968	57,990	58,690	26.04
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	28,657	28,226	28,657	12.72
	(0.50% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+12.00%	12.50%	4/24/19	1,500	1,500	1,500	0.67
	(0.50% Floor)
				30,157	29,726	30,157	13.39
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,175	16,214	16,175	7.18
	(2.00% Floor)
Home Furnishing Retail
BDF Acquisition Corp. (6)
Second Lien Secured Term Loan	L+8.00%	9.00%	2/12/22	5,000	4,907	4,975	2.21
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Human Resource & Employment Services
Miller Heiman, Inc.
First Lien Secured Term Loan	L+5.75%	6.75%	9/30/19	$3,949	$3,877	$3,862	1.71%
	(1.00% Floor)
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	12,090	12,023	11,945	5.30
	(1.25% Floor)
Internet Software & Services
Tourico Holidays, Inc.
First Lien Secured Term Loan	L+7.50%	8.50%	11/5/18	10,000	9,952	9,870	4.38
	(1.00% Floor)
Metal & Glass Containers
Pelican Products, Inc. (6)
Second Lien Secured Term Loan	L+8.25%	9.25%	4/11/21	3,000	2,979	3,018	1.34
	(1.00% Floor)
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	9,375	9,293	9,291	4.12
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,831	11,635	5.16
	(1.25% Floor)
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25%	8.25%	8/7/19	1,990	2,030	2,000	0.89
	(1.00% Floor)
				14,990	14,861	13,635	6.05
Oil & Gas Storage & Transportation
Sprint Industrial Holdings LLC (6)
First Lien Secured Term Loan	L+5.75%	7.00%	5/14/19	1,990	2,002	1,994	0.88
	(1.25% Floor)
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+9.50%	10.50%	4/29/21	17,750	17,831	17,253	7.66
	(1.00% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50%	9.75%	7/1/20	18,000	17,802	17,964	7.97
	(1.25% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (6) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	$4,843	$4,907	$4,615	2.05%

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.16%	10/31/19	7,500	7,427	7,448	3.30

Total Debt Investments				386,542	380,942	382,290	169.64

Equity Investments
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	3/31/18	—	—	950	0.42

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	158	0.07
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	29	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	57	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	16	0.01
				—	—	260	0.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,000	8.87

Total Equity Investments				—	20,120	21,210	9.41

Total Investments				$386,542	$401,062	$403,500	179.05%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR or the Prime Rate, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	Investment does not provide collateral for the Company’s credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiary, WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”), and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2015.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of June 30, 2015 and December 31, 2014, the Company had no non-accrual loans.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on June 30, 2015 or December 31, 2014. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements: During May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2015-07 will have on the consolidated financial statements.

During April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company is currently evaluating the impact of adopting this ASU on the consolidated financial statements.

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

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$189,788	$189,985	$218,882	$220,038
Second lien secured loans	175,467	176,251	162,060	162,252
Equity	20,120	21,260	20,120	21,210
Total	$385,375	$387,496	$401,062	$403,500

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2015		December 31, 2014
Auto Parts & Equipment	$—	—%	$1,975	0.49%
Broadcasting	14,791	3.82	14,865	3.68
Cable & Satellite	—	—	7,007	1.74
Consumer Finance	61,675	15.92	44,164	10.95
Data Processing & Outsourced Services	36,149	9.33	35,716	8.85
Diversified Support Services	26,225	6.77	22,018	5.46
Electronic Equipment & Instruments	9,830	2.54	9,623	2.38
Food Retail	22,001	5.68	15,067	3.73
Health Care Distributors	17,476	4.51	22,173	5.50
Health Care Facilities	57,706	14.89	58,690	14.54
Health Care Technology	18,064	4.66	30,157	7.47
Homebuilding	16,091	4.15	16,175	4.01
Home Furnishing Retail	—	—	4,975	1.23
Human Resource & Employment Services	—	—	3,862	0.96
Integrated Telecommunication Services	8,881	2.29	11,945	2.96
Internet Software & Services	—	—	9,870	2.45
Metal & Glass Containers	—	—	3,018	0.75
Oil & Gas Drilling	8,623	2.23	9,291	2.30
Oil & Gas Exploration & Production	13,654	3.52	13,635	3.38
Oil & Gas Storage & Transportation	—	—	1,994	0.49
Other Diversified Financial Services	27,614	7.13	17,253	4.28
Specialized Consumer Services	18,072	4.66	17,964	4.45
Specialized Finance	23,106	5.96	24,615	6.10
Trucking	7,538	1.94	7,448	1.85
Total	$387,496	100.00%	$403,500	100.00%

The portfolio companies underlying the investments are located in the United States. As of June 30, 2015 and December 31, 2014, the weighted average remaining term of the Company’s debt investments was approximately 4.0 years and 4.5 years, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels. During the six months ended June 30, 2014, changes in the observability of valuation inputs resulted in the reclassification of one asset from Level 3 to Level 2, with no other reclassification between levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$189,985	$189,985
Second lien secured loans	—	—	176,251	176,251
Equity	—	—	21,260	21,260
Total investments	$—	$—	$387,496	$387,496

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$220,038	$220,038
Second lien secured loans	—	—	162,252	162,252
Equity	—	—	21,210	21,210
Total investments	$—	$—	$403,500	$403,500

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at December 31, 2014	$220,038	$162,252	$21,210	$403,500
Funding of investments	39,550	34,575	—	74,125
Non-cash interest income	271	361	—	632
Accretion of discount	477	295	—	772
Proceeds from pay downs and sales	(69,189)	(21,647)	—	(90,836)
Net realized gains (losses)	(202)	(177)	—	(379)
Net unrealized (depreciation) appreciation	(960)	592	50	(318)
Balance at June 30, 2015	$189,985	$176,251	$21,260	$387,496

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at December 31, 2013	$141,059	$131,380	$—	$272,439
Funding of investments	62,836	30,489	10,000	103,325
Non-cash interest income	317	353	—	670
Accretion of discount	188	203	—	391
Proceeds from pay downs and sales	(16,096)	—	—	(16,096)
Net unrealized appreciation	1,582	1,788	230	3,600
Transfers out of Level 3	(17,484)	(21,142)	—	(38,626)
Balance at June 30, 2014	$172,402	$143,071	$10,230	$325,703

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. A significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. A significant increase in the market quoted price would result in a significantly higher fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$143,648	Discounted cash flows	Discount rate	8.7% – 17.6% (12.8%)
			Exit multiple	5.0x – 9.0x (5.6x)
	46,337	Weighting of discounted cash	Discount rate	9.5% – 12.8% (10.6%)
		flows and consensus pricing	Market quotes	69.0 – 99.8 (90.0)
			Exit multiple	3.5x – 9.0x (6.7x)
	$189,985

Second lien secured loans	$79,137	Discounted cash flows	Discount rate	10.7% – 14.6% (13.1%)
			Exit multiple	4.5x – 6.5x (5.7x)
	97,114	Weighting of discounted cash	Discount rate	10.3% – 13.9% (12.2%)
		flows and consensus pricing	Market quotes	82.0 – 100.5 (95.8)
			Exit multiple	5.0x – 8.0x (6.4x)
	$176,251

Equity	$20,200	Discounted cash flows	Discount rate	10.0%
	1,060	Black-Scholes model	Volatility	25.0%
	$21,260
Total Level 3 investments	$387,496

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$138,606	Discounted cash flows	Discount rate	9.1% – 22.5% (12.9%)
			Exit multiple	2.5x – 9.5x (6.1x)
	81,432	Weighting of discounted cash	Discount rate	7.6% – 13.6% (10.1%)
		flows and consensus pricing	Market quotes	95.5 – 99.5 (98.1)
			Exit multiple	5.1x – 11.9x (6.0x)
	$220,038

Second lien secured loans	$70,997	Discounted cash flows	Discount rate	11.2% – 14.6% (13.0%)
			Exit multiple	5.0x – 6.5x (5.6x)
	91,255	Weighting of discounted cash	Discount rate	9.6% – 14.7% (11.7%)
		flows and consensus pricing	Market quotes	89.8 – 101.0 (97.0)
			Exit multiple	1.0x – 8.5x (5.6x)
	$162,252

Equity	$20,000	Discounted cash flows	Discount rate	11.2%
	1,210	Black-Scholes model	Volatility	25.0%
	$21,210
Total Level 3 investments	$403,500

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

The following table presents the carrying values and fair values of the Company’s borrowings as of June 30, 2015 and December 31, 2014. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		June 30, 2015		December 31, 2014
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$100,500	$106,554	$105,500	$109,231
Senior notes	2	30,000	30,329	30,000	30,017
Unsecured term loan	3	55,000	54,195	55,000	54,442
		$185,500	$191,078	$190,500	$193,690

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of June 30, 2015, the Company’s asset coverage for borrowed amounts was 221.4%.

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

The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 0.75% per annum on any undrawn balance. The Credit Facility is secured by all of the assets held by WhiteHorse Warehouse. In connection with this agreement, WhiteHorse Warehouse pledged securities with a fair value of $334,699 and $357,678, respectively, as of June 30, 2015 and December 31, 2014, as collateral for the Credit Facility. The Credit Facility has a final maturity date of September 27, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At June 30, 2015, the Company had $100,500 outstanding borrowings and $49,500 undrawn under the Credit Facility. At December 31, 2014, the Company had $105,500 outstanding borrowings and $44,500 undrawn under the Credit Facility. Weighted average outstanding borrowings were $98,951 and $101,398 at weighted average interest rates of 2.56% and 2.56% for the three and six months ended June 30, 2015, respectively. Weighted average outstanding borrowings were $11,670 and $6,834 at weighted average interest rates of 2.52% and 2.52% for the three and six months ended June 30, 2014, respectively. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2015 and December 31, 2014, $49,500 and $44,500, respectively, were available to be drawn by the Company based on these requirements.

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of the Company’s consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. Base management fees for any partial month or quarter is appropriately pro-rated.

WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014; and for the fiscal quarter ended June 30, 2014 only to the extent that the determination of base management fees would otherwise include March 31, 2014 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets. The waived fees are not subject to recoupment by WhiteHorse Advisers.

During the three and six months ended June 30, 2015, the Company incurred base management fees of $2,132 and $4,252, respectively, net of fees waived. During the three and six months ended June 30, 2014, the Company incurred base management fees of $1,678 and $3,121, respectively, net of fees waived.

The Company did not waive any base management fees during the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, the Company waived base management fees of $103 and $447, respectively.

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

This limitation is accomplished by subjecting each incentive fee payable to a cap, which is referred to as the “Incentive Fee Cap.” The Incentive Fee Cap in any quarter is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the investment adviser during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, the Company will pay no incentive fee to its investment adviser in that quarter. The Company will only pay incentive fees to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. To the extent that the payment of incentive fees is limited by the Incentive Fee Cap and Deferral Mechanism, the payment of such fees may be deferred and paid in subsequent quarters up to three years after their date of deferment, subject to applicable limitations included in the Investment Advisory Agreement. The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to the investment adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.

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

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Company’s investment adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);

•	100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to the investment adviser. This portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) is referred to as the “catch-up.” The effect of the catch-up is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the investment adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

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

During the three and six months ended June 30, 2015, the Company incurred performance-based incentive fees of $1,472 and $2,805, respectively. During the three and six months ended June 30, 2014, the Company incurred performance-based incentive fees of $982 and $1,132, respectively.

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

During the three and six months ended June 30, 2015, the Company incurred allocated administrative service fees of $314 and $643, respectively. During the three and six months ended June 30, 2014, the Company incurred allocated administrative service fees of $359 and $684, respectively.

Co-investments with Related Parties: At June 30, 2015 and December 31, 2014, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $87 and $139, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Commitments: In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of assets and liabilities. The Company attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

The balance of unfunded commitments to extend credit was $18,000 and $20,500 as of June 30, 2015 and December 31, 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

Legal proceedings: In the normal course of business, the Company, WhiteHorse Advisers and WhiteHorse Administration may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any such disposition will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2015	2014
Per share data:(1)
Net asset value, beginning of period	$15.04	$15.16

Net investment income	0.75	0.53
Net realized and unrealized (losses) gains on investments	(0.05)	0.23
Net increase in net assets resulting from operations	0.70	0.76

Distributions declared	(0.71)	(0.71)
Net asset value, end of period	$15.03	$15.21

Total annualized return based on market value(2)	19.38%	(10.81)%
Total annualized return based on net asset value	9.35%	9.99%
Net assets, end of period	$225,243	$227,839
Per share market value at end of period	$12.66	$14.30
Shares outstanding end of period	14,982,857	14,982,857

Ratios/Supplemental Data: (3)
Ratio of expenses before incentive fees to average net assets	8.36%	7.15%
Ratio of incentive fees to average net assets	2.49%	1.00%
Ratio of total expenses to average net assets	10.85%	8.15%
Ratio of net investment income to average net assets	9.97%	7.00%
Portfolio turnover ratio	18.74%	11.34%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

The Company did not waive any base management fees during the six months ended June 30, 2015. During the six months ended June 30, 2014, WhiteHorse Advisers irrevocably waived $447 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expenses before incentive fees, incentive fees and total expenses to average net assets would have been 7.24%, 0.91% and 8.15%, respectively, for the six months ended June 30, 2014.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net increase in net assets resulting from operations	$5,750	$5,017	$10,523	$11,387
Weighted average shares outstanding	14,982,857	14,982,857	14,982,857	14,982,793
Basic and diluted per share net increase in net assets resulting from operations	$0.38	$0.34	$0.70	$0.76

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

As of June 30, 2015, our investment portfolio consisted primarily of senior secured loans across 32 positions in 26 companies, with an aggregate fair value of $387.5 million. As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies, with an aggregate fair value of approximately $403.5 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Recent Developments

Effective as of August 4, 2015, William Markert resigned as the chief operating officer of the Company for personal reasons.

On August 3, 2015, upon the recommendation of the nominating and corporate governance committee, the board of directors appointed G. Stacy Smith to serve as an independent director of the Company with immediate effect. Mr. Smith was designated as a Class I director and will serve for the remainder of the current Class I term, which expires at the annual meeting of stockholders to be held in 2016. Mr. Smith was also elected to serve as a member of each of the audit, compensation, and nominating and corporate governance committees effective immediately. Mr. Smith is an “independent director” within the meaning of NASDAQ Stock Market Marketplace Rule 5605(a)(2) and Section 10A of the Exchange Act.

Mr. Smith’s compensation will be consistent with that provided to all of the Company’s independent directors, as described in the Company’s proxy statement filed with the SEC. There is no arrangement or understanding under which Mr. Smith was appointed. There are no transactions involving Mr. Smith requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Smith currently serves on the board of directors of Independent Bank Group, a bank holding company, to which he was elected in February 2013. Mr. Smith co-founded in February 2012 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets.  Since 2012, he has also served as a partner of SCW Capital, LP, a private equity hedge fund focused on the financial and energy sectors.  In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2013.  Mr. Smith serves on the board of directors of the Cotton Bowl.  Mr. Smith received a Bachelor of Business Administration in Finance and Accounting from the University of Texas at Austin in 1990.

Mr. Smith’s experience as a board member, partner for several investment companies and manager for a hedge fund are among the attributes that led to the conclusion that Mr. Smith should serve on our board of directors.

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

Investment Income

Investment income for the three and six months ended June 30, 2015 totaled $12.2 million and $23.4 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2014 of $9.0 million and $17.3 million, respectively. Investment income increased primarily as a result of an increase in the average balance of earning investments. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources. Non-recurring fee income for the three and six months ended June 30, 2015 totaled $668 and $668, respectively. Non-recurring fee income for the three and six months ended June 30, 2014 totaled $836 and $1,129, respectively.

Operating Expenses

Expenses, net of fees waived, were $6.3 million and $12.2 million for the three and six months ended June 30, 2015, respectively. This compares to expenses, net of fees waived, of $5.0 million and $9.3 million for the three and six months ended June 30, 2014, respectively.

Interest expense on our Credit Facility, Senior Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and unsecured term loan totaled $1.7 million and $3.4 million for the three and six months ended June 30, 2015, respectively. We incurred interest expense of $1.4 million and $2.7 million on our Credit Facility, Senior Notes and unsecured term loan for the three and six months ended June 30, 2014, respectively. The increase was due primarily to a higher outstanding balance on our Credit Facility.

Base management fees, net of fees waived, totaled $2.1 million and $4.3 million for the three and six months ended June 30, 2015, respectively, and $1.7 million and $3.1 million for the three and six months ended June 30, 2014, respectively. Base management fees increased due to the increase in total assets, as well the agreement to waive a portion of base management fees during the three months ended March 31, 2014. WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents to which it otherwise would have been entitled to under the Investment Advisory Agreement in determining the carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014. This agreement resulted in the waiver of $0.1 million and $0.4 million of base management fees by WhiteHorse Advisers during the three and six months ended June 30, 2014. The waived fees are not subject to recoupment by WhiteHorse Advisers. No fees were waived during the three and six months ended June 30, 2015.

Performance-based incentive fees totaled $1.5 million and $2.8 million for the three and six months ended June 30, 2015, respectively, and $1.0 million and $1.1 million for the three and six months ended June 30, 2014, respectively. Performance-based incentive fees increased due to the application of the hurdle rate provisions in the Investment Advisory Agreement.

Administrative fees for the three and six months ended June 30, 2015 totaled $0.3 million and $0.6 million, respectively. This compares to administrative fees of $0.4 million and $0.7 million for the three and six months ended June 30, 2014, respectively.

General and administrative expenses were $0.7 million and $1.1 million for the three and six months ended June 30, 2015, respectively, and $0.6 million and $1.6 million during the three and six months ended June 30, 2014, respectively. General and administrative expenses for the three months ended March 31, 2014, included non-recurring capital markets-related professional fees of approximately $0.4 million.

Net Realized and Unrealized (Losses) Gains on Investments

We incurred net realized losses of $0.3 million and $0.4 million on the sales of investments during the three and six months ended June 30, 2015, respectively. We incurred no realized gains or losses for the three or six months ended June 30, 2014.

For the three and six months ended June 30, 2015, we incurred net unrealized appreciation of $0.2 million and net unrealized depreciation of $0.3 million, respectively. For the three and six months ended June 30, 2014, we incurred net unrealized appreciation of $1.0 million and $3.4 million, respectively. Unrealized appreciation and depreciation arose from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals.

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. On August 3, 2015, our stockholders approved a proposal authorizing us, with the approval of our board of directors, to sell shares of our common stock during the next 12 months at a price below the then-current net asset value per share, subject to certain limitations as described in the proxy statement for our annual meeting of stockholders. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

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

Our operating activities generated cash and cash equivalents of $24.0 million during the six months ended June 30, 2015, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $16.3 million during the six months ended June 30, 2015, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $92.6 million during the six months ended June 30, 2014, primarily for the net acquisition of investments. Our financing activities provided cash and cash equivalents of $6.5 million during the six months ended June 30, 2014, primarily from borrowings under the Credit Facility, partially offset by the payment of distributions to stockholders.

As of June 30, 2015, we had cash and cash equivalents resources of $27.3 million, including $7.9 million of restricted cash.  As of the same date, we had approximately $49.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

As of June 30, 2015 and December 31, 2014, respectively, we had $100.5 million and $105.5 million in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $49.5 million and approximately $44.5 million, respectively, was available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $334.7 million and $357.7 million as of June 30, 2015 and December 31, 2014, respectively.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30 million of aggregate principal amount of 6.50% senior notes due 2020, or the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under our unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations, rank senior to our unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Unsecured Term Loan

On November 8, 2012, we entered into a $90 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, as guarantor. On July 9, 2013, we amended the terms of the unsecured term loan to subordinate the unsecured term loan to the Senior Notes. On July 19, 2013, we further amended the terms of the unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On December 22, 2014, we further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment was effective as of January 6, 2015.

As of June 30, 2015 and December 31, 2014, respectively, we had $55.0 million and $55.0 million in outstanding borrowings under our unsecured term loan.

Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, we are required to pay interest monthly at the annual rate, except at our option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. We are permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Portfolio Investments and Yield

As of June 30, 2015, our investment portfolio consisted primarily of senior secured loans across 32 positions in 26 companies with an aggregate fair value of $387.5 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 96.3% of those loans were variable-rate investments (primarily indexed to LIBOR). As of June 30, 2015, our portfolio had an average investment size of $12.1 million, with investment sizes ranging from less than $0.1 million to $42.0 million and a weighted average effective yield of 11.7%.

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

For the six months ended June 30, 2015, WhiteHorse Finance invested $49.4 million in new and existing portfolio companies, offset by repayments and sales of $66.1 million. Repayments included $8.4 million of scheduled repayments and $19.3 million of unscheduled repayments.

For the six months ended June 30, 2014, WhiteHorse Finance invested $105.3 million in new and existing portfolio companies, offset by net repayments of $35.1 million. Gross repayments were comprised of refinancings of $19.0 million and scheduled repayments of $16.1 million.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	June 30, 2015		December 31, 2014
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	355.2	91.7	403.5	100.0

3	32.3	8.3	—	—

4	—	—	—	—

5	—	—	—	—

Total Portfolio	$387.5	100.0%	$403.5	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of June 30, 2015 and December 31, 2014, respectively, we had commitments to fund approximately $18.0 million and $20.5 million of revolving lines of credit or delayed draw facilities. During the three and six months ended June 30, 2015, we funded $4.0 million and $6.5 million, respectively, of the commitments outstanding as of December 31, 2014.

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

During the three and six months ended June 30, 2015, we declared to stockholders distributions of $0.355 and $0.710 per share, for total distributions of $5.3 million and $10.6 million, respectively. During the three and six months ended June 30, 2014, we declared to stockholders distributions of $0.355 and $0.710 per share, for total distributions of $5.3 million and $10.6 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and six months ended June 30, 2015, distributions to stockholders included a return of capital for tax purposes, which we estimate to be zero and approximately $0.1 million, respectively, based on current earnings for the fiscal year ending December 31, 2015. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2015 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

A summary of our significant contractual payment obligations as of June 30, 2015 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$100.5	$—	$—	$—	$100.5
Senior Notes	30.0	—	—	—	30.0
Unsecured Term Loan	55.0	—	55.0	—	—
Total contractual obligations	$185.5	$—	$55.0	$—	$130.5

As of June 30, 2015, we had approximately $49.5 million of unused borrowing capacity under the Credit Facility, all of which was available to be drawn.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services — Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in WhiteHorse Warehouse, which is an investment company for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under Credit Facility is treated as our indebtedness.

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

Recent Accounting Pronouncements

During May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact ASU 2015-07 will have on our consolidated financial statements.

During April 2015, FASB issued ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Assuming that the consolidated statement of financial condition as of June 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$0.9	$1.6	$(0.7)
200	4.1	3.1	1.0
300	7.6	4.7	2.9
400	11.2	6.2	5.0
500	14.7	7.8	6.9

As of June 30, 2015, 97.9% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 4. Controls and Procedures

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

Part II. Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, each of WhiteHorse Finance, WhiteHorse Advisers and WhiteHorse Administration is currently not a party to any material legal proceedings.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2014 and in our registration statement on Form N-2 filed with the SEC on May 15, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Item 5.02   Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(b) Effective as of August 4, 2015, William Markert resigned as the chief operating officer of the Company for personal reasons.

(d) On August 3, 2015, upon the recommendation of the nominating and corporate governance committee, the board of directors appointed G. Stacy Smith to serve as an independent director of the Company with immediate effect. Mr. Smith was designated as a Class I director and will serve for the remainder of the current Class I term, which expires at the annual meeting of stockholders to be held in 2016. Mr. Smith was also elected to serve as a member of each of the audit, compensation, and nominating and corporate governance committees effective immediately. Mr. Smith is an “independent director” within the meaning of NASDAQ Stock Market Marketplace Rule 5605(a)(2) and Section 10A of the Exchange Act.

Mr. Smith’s compensation will be consistent with that provided to all of the Company’s independent directors, as described in the Company’s proxy statement filed with the SEC. There is no arrangement or understanding under which Mr. Smith was appointed. There are no transactions involving Mr. Smith requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Smith currently serves on the board of directors of Independent Bank Group, a bank holding company, to which he was elected in February 2013. Mr. Smith co-founded in February 2012 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets.  Since 2012, he has also served as a partner of SCW Capital, LP, a private equity hedge fund focused on the financial and energy sectors.  In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2013.  Mr. Smith serves on the board of directors of the Cotton Bowl.  Mr. Smith received a Bachelor of Business Administration in Finance and Accounting from the University of Texas at Austin in 1990.

Mr. Smith’s experience as a board member, partner for several investment companies and manager for a hedge fund are among the attributes that led to the conclusion that Mr. Smith should serve on our board of directors.

Item 6. Exhibits

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

WhiteHorse Finance, Inc.

Dated: August 7, 2015	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

