Form 10-Q
period 2015-09-30
WhiteHorse Finance, Inc.
filed 2015-11-06
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of November 5, 2015 the Registrant had 14,982,857 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$355,888	$383,500
Non-controlled affiliate company investments	20,200	20,000
Total investments, at fair value (amortized cost $378,201 and $401,062, respectively)	376,088	403,500

Cash and cash equivalents	16,731	11,647
Restricted cash and cash equivalents	9,169	4,495
Interest receivable	2,676	2,702
Deferred financing costs	4,220	4,004
Prepaid expenses and other receivables	216	494
Total assets	$409,100	$426,842

Liabilities
Credit facility	$88,500	$105,500
Senior notes	30,000	30,000
Unsecured term loan	55,000	55,000
Distributions payable	5,319	5,319
Management fees payable	5,487	5,006
Payable for investments purchased	2,865	—
Accounts payable and accrued expenses	577	659
Total liabilities	187,748	201,484

Commitments and contingencies (See Note 7)

Net assets
Common stock, 14,982,857 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	15	15
Paid-in capital in excess of par	228,731	228,731
Accumulated overdistributed net investment income	(4,994)	(5,918)
Accumulated realized gains on investments	349	728
Accumulated unrealized (depreciation) appreciation on investments	(2,749)	1,802
Total net assets	221,352	225,358
Total liabilities and total net assets	$409,100	$426,842

Number of shares outstanding	14,982,857	14,982,857
Net asset value per share	$14.77	$15.04

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Investment income
From non-controlled/non-affiliate company investments
Interest income	$10,338	$8,712	$31,545	$24,919
Fee income	681	346	1,505	1,407
From non-controlled affiliate company investments
Dividend income	688	207	2,090	207
Total investment income	11,707	9,265	35,140	26,533

Expenses
Interest expense	1,654	1,405	5,028	4,146
Base management fees	2,125	1,871	6,377	5,439
Performance-based incentive fees	1,415	1,011	4,220	2,143
Administrative service fees	255	427	898	1,111
General and administrative expenses	596	508	1,736	2,115
Total expenses, before fees waived	6,045	5,222	18,259	14,954
Base management fees waived	—	—	—	(447)
Total expenses, net of fees waived	6,045	5,222	18,259	14,507
Net investment income	5,662	4,043	16,881	12,026

Realized and unrealized (losses) gains on investments
Net realized losses
Non-controlled/non-affiliate company investments	—	—	(379)	—
Net realized losses	—	—	(379)	—
Net change in unrealized (depreciation) appreciation
Non-controlled/non-affiliate company investments	(4,234)	640	(4,751)	4,044
Non-controlled affiliate company investments	—	(120)	200	(120)
Net change in unrealized (depreciation) appreciation	(4,234)	520	(4,551)	3,924
Net realized and unrealized (losses) gains on investments	(4,234)	520	(4,930)	3,924
Net increase in net assets resulting from operations	$1,428	$4,563	$11,951	$15,950

Per common share data
Basic and diluted earnings per common share	$0.10	$0.31	$0.80	$1.06
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	14,982,857	14,982,857	14,982,857	14,982,815

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Realized Gains (Losses) on	Accumulated Unrealized (Depreciation) Appreciation on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at December 31, 2013	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002

Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88

Net increase in net assets resulting from operations	—	—	—	12,026	—	3,924	15,950

Distributions declared	—	—	—	(15,957)	—	—	(15,957)

Balance at September 30, 2014	14,982,857	$15	$228,734	$(4,785)	$—	$3,119	$227,083

Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

Net increase in net assets resulting from operations	—	—	—	16,881	(379)	(4,551)	11,951

Distributions declared	—	—	—	(15,957)	—	—	(15,957)

Balance at September 30, 2015	14,982,857	$15	$228,731	$(4,994)	$349	$(2,749)	$221,352

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,951	$15,950
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(935)	(1,072)
Net realized losses on investments	379	—
Net unrealized depreciation (appreciation) on investments	4,551	(3,924)
Accretion of discount	(1,211)	(808)
Amortization of deferred financing costs	613	456
Acquisition of investments	(103,990)	(170,183)
Proceeds from principal payments and sales of portfolio investments	128,618	79,241
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(4,674)	(10,996)
Interest receivable	26	(250)
Prepaid expenses and other receivables	278	(13)
Payable for investments purchased	2,865	18,503
Management fees payable	481	1,312
Accounts payable and accrued expenses	(82)	(33)
Net cash provided by (used in) operating activities	38,870	(71,817)

Cash flows from financing activities
Proceeds from borrowings under credit facility	74,500	67,000
Repayment of borrowings under credit facility	(91,500)	(59,000)
Deferred financing costs	(829)	(810)
Distributions paid to common stockholders, net of distributions reinvested	(15,957)	(15,867)
Net cash (used in) provided by financing activities	(33,786)	(8,677)

Net change in cash and cash equivalents	5,084	(80,494)
Cash and cash equivalents at beginning of period	11,647	92,905
Cash and cash equivalents at end of period	$16,731	$12,411

Supplemental disclosure of cash flow information:
Interest paid	$4,403	$3,734

Supplemental noncash disclosures:
Dividends reinvested	$—	$88

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Intersection Acquisition, LLC.
First Lien Secured Term Loan	L+10.00%	11.00%	9/15/20	$16,566	$16,400	$16,400	7.41%
	(1.00% Floor)
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	14,850	14,850	14,806	6.69
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan(6)	L+10.25%	11.25%	6/25/20	25,000	24,720	24,500	11.07
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+10.25%	11.25%	6/25/20	—	(55)	—	—
	(1.00% Floor)
Oasis Legal Finance, LLC (6) (7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,000	8,872	8,973	4.05

Sigue Corporation (6)
Second Lien Secured Term Loan	L+10.00%	11.00%	12/27/18	25,000	24,646	24,750	11.18
	(1.00% Floor)
				59,000	58,183	58,223	26.30
Data Processing & Outsourced Services
Future Payment Technologies, L.P. (6)
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	36,262	35,260	36,262	16.38
	(1.00% Floor)	(2.00% PIK)
Diversified Support Services
Expert Global Solutions, Inc. (6)
Second Lien Secured Term Loan	L+11.00%	12.50%	10/3/18	7,500	7,434	7,410	3.35
	(1.50% Floor)
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00%	11.00%	9/30/17	7,495	7,312	7,540	3.40
	(2.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	9/18/22	8,670	8,497	8,575	3.87
	(1.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	P+5.25%	8.50%	8/16/19	11,760	11,591	10,219	4.62
	(3.25% Floor)
				35,425	34,834	33,744	15.24

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	$9,825	$9,581	$9,746	4.40%
	(1.00% Floor)
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan (6)	L+11.00%	12.00%	11/20/19	15,131	14,837	14,889	6.73
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	3,507	3,413	3,450	1.56
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Term	L+11.00%	12.00%	11/20/19	5,021	4,928	4,941	2.23
Loan	(1.00% Floor)	(1.00% PIK)
				23,659	23,178	23,280	10.52
Health Care Distributors
P2 Newco Acquisition, Inc. (6)
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	6,000	5,950	5,994	2.71
	(1.00% Floor)
Health Care Facilities
Coastal Sober Living, LLC (6)
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	41,580	40,948	41,248	18.63
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,625	14,464	14,625	6.61
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	968	998	0.45
				57,205	56,380	56,871	25.69
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan (6)	L+13.00%	13.50%	4/24/19	13,588	13,312	13,616	6.15
	(0.50% Floor)
First Lien Secured Revolving Loan	P+12.00%	15.25%	4/24/19	—	—	—	—
	(3.25% Floor)
				13,588	13,312	13,616	6.15
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	9,090	9,058	7,799	3.53
	(1.25% Floor)
8

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets

Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	$9,000	$8,930	$7,407	3.35%
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,849	11,388	5.14
	(1.25% Floor)
Larchmont Resources, LLC
First Lien Secured Term Loan	L+8.75%	9.75%	8/7/19	1,756	1,789	1,478	0.67
	(1.00% Floor)
				14,756	14,638	12,866	5.81
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+10.50%	11.50%	4/29/21	20,750	20,689	20,522	9.27
	(1.00% Floor)
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00%	12.00%	3/31/18	9,875	9,704	9,885	4.47
	(1.00% Floor)
				30,625	30,393	30,407	13.74
Specialized Consumer Services
Pre-Paid Legal Services, Inc. (6)
Second Lien Secured Term Loan	L+9.00%	10.25%	7/1/20	18,000	17,823	18,108	8.18
	(1.25% Floor)
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (6) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	1,860	1,876	1,860	0.84

Trucking
Fox Rent A Car, Inc. (6)
Second Lien Secured Term Loan	L+12.00%	12.19%	10/31/19	7,500	7,435	7,387	3.34

Total Debt Investments				363,211	358,081	354,776	160.28

Equity Investments
Diversified Support Services
Constellation Health, LLC Warrants (6)	N/A	N/A	9/30/18	—	—	901	0.41

Food Retail
Crews of California, Inc. Warrants (6)	N/A	N/A	12/31/24	—	—	128	0.06
Nicholas & Associates, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	24	0.01
Pinnacle Management Group, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	46	0.02
RC3 Enterprises, LLC Warrants (6)	N/A	N/A	12/31/24	—	—	13	0.01
				—	—	211	0.10
Specialized Finance
NMFC Senior Loan Program I LLC Units (6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,200	9.12

Total Equity Investments				—	20,120	21,312	9.63

Total Investments				$363,211	$378,201	$376,088	169.91%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 81% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

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
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00%	12.00%	11/20/19	$15,017	$14,685	$14,807	6.57%
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	—	(110)	—	—
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw	L+11.00%	12.00%	11/20/19	—	(110)	—	—
Loan	(1.00% Floor)	(1.00% PIK)
				15,017	14,465	14,807	6.57
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	12,311	12,125	12,163	5.40
First Lien Secured Revolving Loan	P+12.50% (3.25% Floor)	15.75% (3.00% PIK)	3/15/18	—	(26)	—	—
P2 Newco Acquisition, Inc. (6)
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	10,000	9,910	10,010	4.44
	(1.00% Floor)
				22,311	22,009	22,173	9.84
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	43,230	42,494	43,014	19.09
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,738	14,534	14,679	6.51
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	962	997	0.44
				58,968	57,990	58,690	26.04
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	28,657	28,226	28,657	12.72
	(0.50% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+12.00%	12.50%	4/24/19	1,500	1,500	1,500	0.67
	(0.50% Floor)
				30,157	29,726	30,157	13.39
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50%	10.50%	2/14/16	16,175	16,214	16,175	7.18
	(2.00% Floor)
Home Furnishing Retail
BDF Acquisition Corp. (6)
Second Lien Secured Term Loan	L+8.00%	9.00%	2/12/22	5,000	4,907	4,975	2.21
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
	(1.25% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2014

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (6) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	$4,843	$4,907	$4,615	2.05%

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.16%	10/31/19	7,500	7,427	7,448	3.30

Total Debt Investments				386,542	380,942	382,290	169.64

Equity Investments
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	3/31/18	—	—	950	0.42

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	158	0.07
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	29	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	57	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	16	0.01
				—	—	260	0.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,000	8.87

Total Equity Investments				—	20,120	21,210	9.41

Total Investments				$386,542	$401,062	$403,500	179.05%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR or the Prime Rate, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	Investment does not provide collateral for the Company’s credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 86% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2015

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) and have a term of three to six years. While the Company focuses principally on originating senior secured loans to small-cap companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

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

Non-accrual: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current. As of September 30, 2015 and December 31, 2014, the Company had no non-accrual loans.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on September 30, 2015 or December 31, 2014. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements: During May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. The Company does not expect ASU 2015-07 to have a material impact on its consolidated financial statements and related disclosures.

During April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company does not expect ASU 2015-03 to have a material impact on its consolidated financial statements and related disclosures.

During February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements set forth under ASC Topic 810. Under this revised standard, greater emphasis is placed on risk of loss when determining a controlling financial interest. This standard also amends how variable interests held by a reporting entity’s related parties affect the reporting entity’s consolidation conclusion. The amendments made by ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not expect ASU 2015-02 to have a material impact on its consolidated financial statements and related disclosures.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$173,935	$172,110	$218,882	$220,038
Second lien secured loans	184,146	182,666	162,060	162,252
Equity	20,120	21,312	20,120	21,210
Total	$378,201	$376,088	$401,062	$403,500

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2015		December 31, 2014
Auto Parts & Equipment	$—	—%	$1,975	0.49%
Advertising	16,400	4.36	—	—
Broadcasting	14,806	3.94	14,865	3.68
Cable & Satellite	—	—	7,007	1.74
Consumer Finance	58,223	15.48	44,164	10.95
Data Processing & Outsourced Services	36,262	9.64	35,716	8.85
Diversified Support Services	34,645	9.21	22,018	5.46
Electronic Equipment & Instruments	9,746	2.59	9,623	2.38
Food Retail	23,491	6.25	15,067	3.73
Health Care Distributors	5,994	1.59	22,173	5.50
Health Care Facilities	56,871	15.12	58,690	14.54
Health Care Technology	13,616	3.62	30,157	7.47
Homebuilding	—	—	16,175	4.01
Home Furnishing Retail	—	—	4,975	1.23
Human Resource & Employment Services	—	—	3,862	0.96
Integrated Telecommunication Services	7,799	2.07	11,945	2.96
Internet Software & Services	—	—	9,870	2.45
Metal & Glass Containers	—	—	3,018	0.75
Oil & Gas Drilling	7,407	1.97	9,291	2.30
Oil & Gas Exploration & Production	12,866	3.42	13,635	3.38
Oil & Gas Storage & Transportation	—	—	1,994	0.49
Other Diversified Financial Services	30,407	8.09	17,253	4.28
Specialized Consumer Services	18,108	4.81	17,964	4.45
Specialized Finance	22,060	5.87	24,615	6.10
Trucking	7,387	1.97	7,448	1.85
Total	$376,088	100.00%	$403,500	100.00%

The portfolio companies underlying the investments are located in the United States. As of September 30, 2015 and December 31, 2014, the weighted average remaining term of the Company’s debt investments was approximately 4.0 years and 4.5 years, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels. During the nine months ended September 30, 2014, changes in the observability of valuation inputs resulted in the reclassification of three assets from Level 3 to Level 2, with no other reclassification between levels.

Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the investment committee of WhiteHorse Advisers are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$172,110	$172,110
Second lien secured loans	—	—	182,666	182,666
Equity	—	—	21,312	21,312
Total investments	$—	$—	$376,088	$376,088

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$220,038	$220,038
Second lien secured loans	—	—	162,252	162,252
Equity	—	—	21,210	21,210
Total investments	$—	$—	$403,500	$403,500

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at December 31, 2014	$220,038	$162,252	$21,210	$403,500
Funding of investments	58,053	45,937	—	103,990
Non-cash interest income	390	545	—	935
Accretion of discount	782	429	—	1,211
Proceeds from pay downs and sales	(103,969)	(24,649)	—	(128,618)
Net realized losses	(202)	(177)	—	(379)
Net unrealized (depreciation) appreciation	(2,982)	(1,671)	102	(4,551)
Balance at September 30, 2015	$172,110	$182,666	$21,312	$376,088

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Balance at December 31, 2013	$141,059	$131,380	$—	$272,439
Funding of investments	107,908	46,907	13,345	168,160
Non-cash interest income	538	534	—	1,072
Accretion of discount	311	501	—	812
Proceeds from pay downs and sales	(33,293)	(5,500)	—	(38,793)
Net unrealized appreciation	1,836	1,533	751	4,120
Transfers out of Level 3	(17,483)	(21,142)	—	(38,625)
Balance at September 30, 2014	$200,876	$154,213	$14,096	$369,185

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. A significant increase in the discount rate for an investment would result in a significantly lower fair value measurement. A significant increase in the market quoted price would result in a significantly higher fair value measurement.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$134,266	Discounted cash flows	Discount rate	9.9% – 15.8% (12.6%)
			Exit multiple	5.0x – 6.5x (5.3x)
	37,844	Weighting of discounted cash	Discount rate	10.4% – 16.8% (12.1%)
		flows and consensus pricing	Market quotes	70.0 – 99.7 (90.1)
			Exit multiple	3.5x – 9.0x (7.1x)
	$172,110

Second lien secured loans	$102,870	Discounted cash flows	Discount rate	11.0% – 14.6% (13.2%)
			Exit multiple	4.5x – 6.5x (5.7x)
	79,796	Weighting of discounted cash	Discount rate	10.5% – 14.6% (12.6%)
		flows and consensus pricing	Market quotes	71.8 – 100.3 (93.2)
			Exit multiple	5.0x – 9.0x (7.3x)
	$182,666

Equity	$20,200	Discounted cash flows	Discount rate	10.0%
	1,112	Black-Scholes model	Volatility	25.0%
	$21,312
Total Level 3 investments	$376,088

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$138,606	Discounted cash flows	Discount rate	9.1% – 22.5% (12.9%)
			Exit multiple	2.5x – 9.5x (6.1x)
	81,432	Weighting of discounted cash	Discount rate	7.6% – 13.6% (10.1%)
		flows and consensus pricing	Market quotes	95.5 – 99.5 (98.1)
			Exit multiple	5.1x – 11.9x (6.0x)
	$220,038

Second lien secured loans	$70,997	Discounted cash flows	Discount rate	11.2% – 14.6% (13.0%)
			Exit multiple	5.0x – 6.5x (5.6x)
	91,255	Weighting of discounted cash	Discount rate	9.6% – 14.7% (11.7%)
		flows and consensus pricing	Market quotes	89.8 – 101.0 (97.0)
			Exit multiple	1.0x – 8.5x (5.6x)
	$162,252

Equity	$20,000	Discounted cash flows	Discount rate	11.2%
	1,210	Black-Scholes model	Volatility	25.0%
	$21,210
Total Level 3 investments	$403,500

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

The determination of fair value using the selected methodologies takes into consideration a range of factors including the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public and private exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment, compliance with agreed upon terms and covenants, and assessment of credit ratings of an underlying borrower. These valuation methodologies involve a significant degree of judgment to be exercised.

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

The following table presents the carrying values and fair values of the Company’s borrowings as of September 30, 2015 and December 31, 2014. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		September 30, 2015		December 31, 2014
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit facility	3	$88,500	$88,118	$105,500	$109,231
Senior notes	2	30,000	30,408	30,000	30,017
Unsecured term loan	3	55,000	54,650	55,000	54,442
		$173,500	$173,176	$190,500	$193,690

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of September 30, 2015, the Company’s asset coverage for borrowed amounts was 227.6%.

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Credit Facility”). On August 13, 2014, the Company amended the terms of its Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200,000 subject to consent from the lenders and other customary conditions. On March 12, 2015, the Company exercised its option to extend the reinvestment period from March 27, 2015 to September 27, 2015. On September 23, 2015, the Company amended the terms of its Credit Facility to extend the reinvestment period from September 27, 2015 to December 27, 2015.

The Credit Facility bears interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurs a commitment fee of 0.75% per annum on any undrawn balance. The Credit Facility is secured by all of the assets held by WhiteHorse Warehouse. WhiteHorse Warehouse pledged securities with a fair value of $308,413 and $357,678, respectively, as of September 30, 2015 and December 31, 2014, as collateral for the Credit Facility. The Credit Facility has a final maturity date of September 27, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

The Credit Facility includes usual and customary events of default for credit facilities of this nature. At September 30, 2015, the Company had $88,500 outstanding borrowings and $61,500 undrawn under the Credit Facility. At December 31, 2014, the Company had $105,500 outstanding borrowings and $44,500 undrawn under the Credit Facility. Weighted average outstanding borrowings were $84,408 and $95,672 at weighted average interest rates of 2.59% and 2.57% for the three and nine months ended September 30, 2015, respectively. Weighted average outstanding borrowings were $22,196 and $12,011 at weighted average interest rates of 2.52% and 2.52% for the three and nine months ended September 30, 2014, respectively. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2015 and December 31, 2014, $61,500 and $44,500, respectively, were available to be drawn by the Company based on these requirements.

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

Unsecured Term Loan: On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P. (“Loan Fund II”), an affiliate of the Company, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined above). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment was effective as of January 6, 2015.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

During the three and nine months ended September 30, 2015, the Company incurred base management fees of $2,125 and $6,377, respectively, net of fees waived. During the three and nine months ended September 30, 2014, the Company incurred base management fees of $1,871 and $4,992, respectively, net of fees waived.

The Company did not waive any base management fees during the three and nine months ended September 30, 2015 or the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company waived base management fees of $447.

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

During the three and nine months ended September 30, 2015, the Company incurred performance-based incentive fees of $1,415 and $4,220, respectively. During the three and nine months ended September 30, 2014, the Company incurred performance-based incentive fees of $1,011 and $2,143, respectively.

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

During the three and nine months ended September 30, 2015, the Company incurred allocated administrative service fees of $255 and $898, respectively. During the three and nine months ended September 30, 2014, the Company incurred allocated administrative service fees of $427 and $1,111, respectively.

Co-investments with Related Parties: At September 30, 2015 and December 31, 2014, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $56 and $139, respectively.

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

The balance of unfunded commitments to extend credit was $16,500 and $20,500 as of September 30, 2015 and December 31, 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2015	2014
Per share data:(1)
Net asset value, beginning of period	$15.04	$15.16

Net investment income	1.13	0.80
Net realized and unrealized (losses) gains on investments	(0.33)	0.26
Net increase in net assets resulting from operations	0.80	1.06

Distributions declared	(1.07)	(1.07)
Net asset value, end of period	$14.77	$15.15

Total annualized return based on market value(2)	1.04%	(16.46)%
Total annualized return based on net asset value	7.05%	9.28%
Net assets, end of period	$221,352	$227,083
Per share market value at end of period	$11.64	$13.25
Shares outstanding end of period	14,982,857	14,982,857

Ratios/Supplemental Data: (3)
Ratio of expenses before incentive fees to average net assets	8.29%	7.20%
Ratio of incentive fees to average net assets	2.49%	1.24%
Ratio of total expenses to average net assets	10.78%	8.44%
Ratio of net investment income to average net assets	9.97%	7.00%
Portfolio turnover ratio	26.68%	24.70%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

The Company did not waive any base management fees during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, WhiteHorse Advisers irrevocably waived $447 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expenses before incentive fees, incentive fees and total expenses to average net assets would have been 7.46%, 1.10% and 8.56%, respectively, for the nine months ended September 30, 2014.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net increase in net assets resulting from operations	$1,428	$4,563	$11,951	$15,950
Weighted average shares outstanding	14,982,857	14,982,857	14,982,857	14,982,815
Basic and diluted per share net increase in net assets resulting from operations	$0.10	$0.31	$0.80	$1.06

NOTE 10 – SUBSEQUENT EVENT

On October 23, 2015, the Company issued non-transferable subscription rights to purchase shares of common stock to its existing stockholders. Stockholders of record as of October 23, 2015 are entitled to subscribe for up to an aggregate of 3,321,033 shares of the Company's common stock at a price equal to $13.55 per share. In addition, an over-subscription feature has been included, allowing stockholders to subscribe for additional shares not subscribed for by other stockholders on a pro rata basis. The rights offering will expire November 20, 2015, unless the subscription period is extended. The rights are non-transferable and not listed for trading on the NASDAQ Global Select Market or any other stock exchange.

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

As of September 30, 2015, our investment portfolio consisted primarily of senior secured loans across 32 positions in 26 companies, with an aggregate fair value of $376.1 million. As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies, with an aggregate fair value of approximately $403.5 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms ranging from three to six years and bear interest at a fixed or floating rate based on a premium over LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally become due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

On October 23, 2015, the Company issued non-transferable subscription rights to purchase shares of common stock to its existing stockholders. Stockholders of record as of October 23, 2015 are entitled to subscribe for up to an aggregate of 3,321,033 shares of the Company's common stock at a price equal to $13.55 per share. In addition, an over-subscription feature has been included, allowing stockholders to subscribe for additional shares not subscribed for by other stockholders on a pro rata basis. The rights offering will expire November 20, 2015, unless the subscription period is extended. The rights are non-transferable and not listed for trading on the NASDAQ Global Select Market or any other stock exchange.

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

Investment Income

Investment income for the three and nine months ended September 30, 2015 totaled $11.7 million and $35.1 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2014 of $9.3 million and $26.5 million, respectively. Investment income increased primarily as a result of an increase in the average balance of earning investments. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources. Non-recurring fee income for the three and nine months ended September 30, 2015 totaled $0.6 million and $1.3 million, respectively. Non-recurring fee income for the three and nine months ended September 30, 2014 totaled $0.3 million and $1.2 million, respectively.

Operating Expenses

Expenses, net of fees waived, were $6.0 million and $18.3 million for the three and nine months ended September 30, 2015, respectively. This compares to expenses, net of fees waived, of $5.2 million and $14.5 million for the three and nine months ended September 30, 2014, respectively.

Interest expense on our Credit Facility, Senior Notes (each as defined below under “Financial Condition, Liquidity and Capital Resources”) and unsecured term loan totaled $1.7 million and $5.0 million for the three and nine months ended September 30, 2015, respectively. We incurred interest expense of $1.4 million and $4.1 million on our Credit Facility, Senior Notes and unsecured term loan for the three and nine months ended September 30, 2014, respectively. The increase was due primarily to a higher outstanding balance on our Credit Facility.

Base management fees, net of fees waived, totaled $2.1 million and $6.4 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $5.0 million for the three and nine months ended September 30, 2014, respectively. Base management fees increased due to the increase in total assets. WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents to which it otherwise would have been entitled to under the Investment Advisory Agreement in determining the carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014. No fees were waived during the three or nine months ended September 30, 2015. No fees were waived during the three months ended September 30, 2014. The agreement resulted in the waiver of $0.4 million of base management fees during the nine months ended September 30, 2014. The waived fees are not subject to recoupment by WhiteHorse Advisers.

Performance-based incentive fees totaled $1.4 million and $4.2 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $2.1 million for the three and nine months ended September 30, 2014, respectively. Performance-based incentive fees increased due to the application of the hurdle rate provisions in the Investment Advisory Agreement.

Administrative fees for the three and nine months ended September 30, 2015 totaled $0.3 million and $0.9 million, respectively. This compares to administrative fees of $0.4 million and $1.1 million for the three and nine months ended September 30, 2014, respectively.

General and administrative expenses were $0.6 million and $1.7 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $2.1 million during the three and nine months ended September 30, 2014, respectively. General and administrative expenses for the nine months ended September 30, 2014 included capital markets-related professional fees of $0.4 million. No capital markets related professional fees were incurred during the nine months ended September 30, 2015.

Net Realized and Unrealized (Losses) Gains on Investments

We incurred no realized gains or losses during the three months ended September 30, 2015, and net realized losses of $0.4 million on the sales of investments during the nine months ended September 30, 2015. We incurred no realized gains or losses during the three or nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015, we incurred net unrealized depreciation of $4.2 million and $4.6 million, respectively. For the three and nine months ended September 30, 2014, we incurred net unrealized appreciation of $0.5 million and $3.9 million, respectively. Unrealized appreciation and depreciation arose from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals.

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

Our operating activities generated cash and cash equivalents of $38.9 million during the nine months ended September 30, 2015, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $33.8 million during the nine months ended September 30, 2015, primarily for the repayment of borrowings under the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $71.8 million during the nine months ended September 30, 2014, primarily for the net acquisition of investments. Our financing activities used cash and cash equivalents of $8.7 million during the nine months ended September 30, 2014, primarily for the payment of distributions to stockholders, partially offset by net borrowings under the Credit Facility.

As of September 30, 2015, we had cash and cash equivalents resources of $25.9 million, including $9.2 million of restricted cash.  As of the same date, we had approximately $61.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

On August 13, 2014, we amended the terms of the Credit Facility to (a) extend the reinvestment period from September 27, 2014 to March 27, 2015, with the option to extend the reinvestment period by an additional six months to September 27, 2015, (b) extend the final maturity date from September 27, 2020 to September 27, 2021, (c) increase the borrowing capacity under certain conditions by reducing certain concentration limitations, (d) reduce the commitment fee from 1.00% to 0.75% and (e) include an accordion feature which allows for the expansion of the borrowing limit up to $200 million subject to consent from the lenders and other customary conditions. On March 12, 2015, we exercised our option to extend the reinvestment period from March 27, 2015 to September 27, 2015. On September 23, 2015, the Company amended the terms of its Credit Facility to extend the reinvestment period from September 27, 2015 to December 27, 2015.

As of September 30, 2015 and December 31, 2014, respectively, we had $88.5 million and $105.5 million in outstanding borrowings under the Credit Facility and, based on the collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $61.5 million and approximately $44.5 million, respectively, was available to be drawn on such dates. The Credit Facility is secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $308.4 million and $357.7 million as of September 30, 2015 and December 31, 2014, respectively.

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

Other than as described below in this paragraph, each loan made under the Credit Facility bears interest at an applicable commercial paper rate plus 2.25% (if the lender is a commercial conduit which has funded the loan through the issuance of commercial paper) or at LIBOR plus 2.75% (if the lender is not a commercial paper conduit or has not otherwise funded the loan through the issuance of commercial paper). We also incur a commitment fee of 0.75% per annum on any undrawn balance. Our ability to draw under the Credit Facility is scheduled to terminate at the end of the reinvestment period on December 27, 2015. At the expiration of the reinvestment period, the interest rate on borrowings under the Credit Facility will increase by 0.50%. Following an event of default, the interest rate applicable on obligations under the Credit Facility that are not paid when due will increase by 2.00% per annum. If the commercial paper rate or LIBOR cannot be determined or it is illegal for a lender to charge such rate, then the interest rate applicable under the Credit Facility will be a base rate equal to the highest of the prime rate as announced in The Wall Street Journal, the federal funds rate plus 0.50% or a specified LIBOR, in each case as defined in the Credit Facility.

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

If any of our contractual obligations discussed above are terminated, our costs under new agreements that we enter into may increase. In addition, we will likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment management agreement would also be subject to approval by our stockholders. In anticipation of the expiration of the reinvestment period under the Credit Facility on December 27, 2015, we are evaluating refinancing options. If refinancing of the Credit Facility could trigger the accelerated amortization of deferred financing costs on our balance sheet.

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

As of September 30, 2015 and December 31, 2014, respectively, we had $55.0 million and $55.0 million in outstanding borrowings under our unsecured term loan.

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

Portfolio Investments and Yield

As of September 30, 2015, our investment portfolio consisted primarily of senior secured loans across 32 positions in 26 companies with an aggregate fair value of $376.1 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 96.7% of those loans were variable-rate investments (primarily indexed to LIBOR). As of September 30, 2015, our portfolio had an average investment size of $11.8 million, with investment sizes ranging from less than $0.1 million to $41.6 million and a weighted average effective yield of 11.6%.

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

For the nine months ended September 30, 2015, WhiteHorse Finance invested $74.7 million in new and existing portfolio companies, offset by repayments and sales of $101.4 million. Repayments included $12.3 million of scheduled repayments and $50.8 million of unscheduled repayments.

For the nine months ended September 30, 2014, WhiteHorse Finance invested $170.2 million in new and existing portfolio companies, offset by net repayments of $79.2 million. Gross repayments were comprised of refinancings of $50.3 million and scheduled repayments of $28.9 million.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	September 30, 2015		December 31, 2014
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	337.8	89.8	403.5	100.0

3	38.3	10.2	—	—

4	—	—	—	—

5	—	—	—	—

Total Portfolio	$376.1	100.0%	$403.5	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of September 30, 2015 and December 31, 2014, respectively, we had commitments to fund approximately $16.5 million and $20.5 million of revolving lines of credit or delayed draw facilities. During the three and nine months ended September 30, 2015, we funded $2.0 million and $16.0 million, respectively, of the commitments outstanding as of December 31, 2014.

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

During the three and nine months ended September 30, 2015, we declared to stockholders distributions of $0.355 and $1.065 per share, for total distributions of $5.3 million and $16.0 million, respectively. During the three and nine months ended September 30, 2014, we declared to stockholders distributions of $0.355 and $1.065 per share, for total distributions of $5.3 million and $16.0 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and nine months ended September 30, 2015, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2015. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2015 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2015 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$88.5	$—	$—	$—	$88.5
Senior Notes	30.0	—	—	—	30.0
Unsecured Term Loan	55.0	55.0	—	—	—
Total contractual obligations	$173.5	$55.0	$—	$—	$118.5

As of September 30, 2015, we had approximately $61.5 million of unused borrowing capacity under the Credit Facility, all of which was available to be drawn.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages our day-to-day operations and provides investment management services to us pursuant to the Investment Advisory Agreement.
•	WhiteHorse Administration and certain of its affiliates provide us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Warehouse under the Credit Facility and for certain portfolio companies, pursuant to the Administration Agreement.
•	We have entered into a license agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.

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

Valuation of Portfolio Investments

We value our investments in accordance with Accounting Standards Codification, or ASC, Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Recent Accounting Pronouncements

During May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. We do not expect ASU 2015-07 to have a material impact on our consolidated financial statements and related disclosures.

During April 2015, FASB issued ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We do not expect ASU 2015-03 to have a material impact on our consolidated financial statements and related disclosures.

During February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements set forth under ASC Topic 810. Under this revised standard, greater emphasis is placed on risk of loss when determining a controlling financial interest. This standard also amends how variable interests held by a reporting entity’s related parties affect the reporting entity’s consolidation conclusion. The amendments made by ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. We do not expect ASU 2015-02 to have a material impact on our consolidated financial statements and related disclosures.

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

Assuming that the consolidated statement of financial condition as of September 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$1.0	$1.4	$(0.4)
200	4.3	2.9	1.4
300	7.7	4.3	3.4
400	11.3	5.7	5.6
500	14.8	7.2	7.6

As of September 30, 2015, 97.8% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2014 and in our registration statement on Form N-2 filed with the SEC on August 25, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended September 30, 2015. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
August 27 to August 31, 2015	19,700	$12.69	19,700	$6,250
September 1 to September 30, 2015	194,035	13.14	194,035	$3,950
Total	213,735	$13.10	203,735	$3,950

(1)	On August 27, 2015, Bayside Capital, Inc., on behalf of certain affiliated purchasers, entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the Bayside Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The Bayside Trading Plan provides for the purchase of up to $6,500 worth of shares of our common stock, subject to the limitations provided therein. The Bayside Trading Plan will expire on November 15, 2015.

(2)	The approximate dollar value of shares that could be purchased under the Bayside Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1*	First Amendment to Second Amended and Restated Credit and Security Agreement, dated September 23, 2015, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, and Natixis, New York Branch, as facility agent*
10.2*	Second Amended and Restated Credit and Security Agreement, dated July 8, 2015, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as facility agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent*
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 6, 2015	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2015	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

