Form 10-K
period 2015-12-31
WhiteHorse Finance, Inc.
filed 2016-03-15
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015 based on the closing price on that date of $12.66 on the NASDAQ Global Select Market was approximately $189.7 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 18,303,890 shares of the registrant’s common stock outstanding as of March 11, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit, WhiteHorse Warehouse (as defined below) and Bayside Financing S.A.R.L.;
•	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
•	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
•	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital; and
•	“Unsecured Term Loan” refers to the $90 million unsecured term loan, as amended, between us, H.I.G. Bayside Loan Opportunity Fund II, L.P., as guarantor, and Citibank, N.A., as sole lead arranger;
•	“Senior Notes” refer to the $30 million senior notes issued on July 23, 2013; and
•	“Credit Facility” refers to the $200 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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

As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies with an aggregate fair value of approximately $415.3 million. As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies with an aggregate fair value of approximately $403.5 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

WhiteHorse Advisers entered into a staffing agreement, or the Staffing Agreement, with an affiliate of H.I.G. Capital under which the affiliate has agreed to make experienced investment professionals available to WhiteHorse Advisers and to provide access to its senior investment personnel to enable WhiteHorse Advisers to perform all of its obligations under the Investment Advisory Agreement. The Staffing Agreement provides WhiteHorse Advisers with access to deal flow generated by H.I.G. Capital in the ordinary course of business and commits certain members of H.I.G. Capital’s investment committee to serve as members of WhiteHorse Advisers’ investment committee. In addition, under the Staffing Agreement, H.I.G. Capital is obligated to allocate investment opportunities among its managed affiliates fairly and equitably over time in accordance with its allocation policy. The Staffing Agreement provides WhiteHorse Advisers with the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of H.I.G. Capital’s senior investment professionals.

An affiliate of our investment adviser, WhiteHorse Administration, under an administrative agreement, or the Administration Agreement, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the small-cap market. As of December 31, 2015, H.I.G. Capital managed approximately $17 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 300 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

Investment Process Overview

Sourcing.  Our deal flow and idea generation for small-cap investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the small-cap business community. Built over the past 22 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to small-cap companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately

300 investment professionals in each of its 13 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 20 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence.  We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 22 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for small-cap companies will typically entail:

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

Structuring Originations.  Our investment adviser’s team has substantial expertise in structuring and documenting loans originated to small-cap companies. Our investment adviser works with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our investment adviser works to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board of directors seats to protect our investment while allowing the borrower the necessary flexibility to execute its business plan successfully. We believe that our investment adviser’s extensive experience investing in distressed debt and special situations allows it to anticipate the form of potential restructurings in order to maximize our potential recovery in such an event, and to better structure our loan and credit documentation to protect us from risks identified in the due diligence process. Our investment adviser also evaluates the broader capital structure of the borrower to ensure that we have strong rights as compared to other participants in the borrower’s capital structure.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	375.2	90.3	403.5	100.0
3	32.8	7.9	—	0.0
4	—	0.0	—	0.0
5	7.3	1.8	—	0.0
Total Portfolio	$415.3	100.0%	$403.5	100.0%

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

Competition

Our primary competitors that provide financing to small-cap companies include public and private investment funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by our investment adviser. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Under the Investment Advisory Agreement and the Administration Agreement, WhiteHorse Advisers, WhiteHorse Administration and their affiliates, respectively, have agreed to provide us with access to personnel, an investment committee and certain other resources so that we may perform our obligations as collateral manager. Our officers are employees of an affiliate of WhiteHorse Administration, an affiliate of our investment adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs is paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of WhiteHorse Advisers. See “Business — Management Agreements — Administration Agreement.”

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

Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of our consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, appropriately adjusted for any share issuances or repurchases during the quarter. The management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excluded cash and cash equivalents from the calculation of the base management fee for the calendar quarters ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

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

This limitation is accomplished by subjecting each incentive fee payable to a cap, which is referred to as the “Incentive Fee Cap.” The Incentive Fee Cap in any quarter is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to the Investment Adviser during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, we will pay no incentive fee to our investment adviser in that quarter. WhiteHorse Finance will only pay incentive fees to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. To the extent that the payment of incentive fees is limited by the Incentive Fee Cap and Deferral Mechanism, the payment of such fees may be deferred and paid in subsequent quarters up to three years after their date of deferment, subject to applicable limitations included in the Investment Advisory Agreement. The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to our investment adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.

The Incentive Fee Look-back Period commenced on January 1, 2013. Prior to January 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

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

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firms);
•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of offerings of common shares and other securities, if any;
•	the base management fee and any incentive fee;
•	distributions on our shares;
•	administration fees payable to WhiteHorse Administration under the Administration Agreement;

•	transfer agent and custody fees and expenses;
•	the allocated costs incurred by WhiteHorse Administration as our administrator in providing managerial assistance to those portfolio companies that request it;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts to investors and sponsors;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, such as the allocable portion of overhead under our Administration Agreement, including rent and our allocable portion of the costs and expenses of our chief compliance officer and chief financial officer along with their respective staffs.

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 3, 2015. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter for a term of one year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in November 2015. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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
(b)	is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, so long as such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would generally not meet the Diversification Tests (as defined below) in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

Proxy Policies

We vote proxies relating to our clients’ portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. In most cases, we will vote in favor of proposals that we believe are likely to increase the value of our clients’ portfolio securities. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

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

Our stockholders approved us to issue and sell our common stock during a 12-month period ending on August 3, 2016 at a price below then-current net asset value, or NAV, per share. We may issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board, closely approximates the market value of such securities (less any distributing commission or discount). Our rights offering completed on November 20, 2015 resulted in the issuance of 3,321,033 additional shares of common stock at a price below the then-current NAV per share.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K under the Securities Act, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting. This report must be audited by our independent registered public accounting firm beginning with the earlier of our fiscal year ending December 31, 2017 and the year in which our revenues first exceed $1.0 billion; and
•	pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code, and intend to continue to qualify annually for such treatment. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, plus the excess of any gross income exempt from U.S. federal income tax under Section 103(a) of the Code over deductions related to such tax-exempt income. In this annual report on Form 10-K, we refer to this distribution requirement as the “Annual Distribution Requirement.”

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

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax will be considered to have been distributed. We intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the “90% Income Test”; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
—	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
—	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships, or the “Diversification Tests”.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the instruments, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to mitigate the risk that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for continued treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders in computing our taxable income, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Investment Adviser has long-term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Investment Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Our Investment Adviser is an affiliate of H.I.G. Capital and depends upon access to the investment professionals and other resources of H.I.G. Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. WhiteHorse Advisers also depends upon H.I.G. Capital to obtain access to deal flow generated by the professionals of H.I.G. Capital. Under the Staffing Agreement, an affiliate of H.I.G. Capital has agreed to provide our Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that the affiliate will make available to WhiteHorse Advisers experienced investment professionals and access to the senior investment personnel of H.I.G. Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that the affiliate will fulfill its obligations under the agreement. If the affiliate fails to perform, we cannot assure you that WhiteHorse Advisers will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of H.I.G. Capital and its affiliates or their market knowledge and deal flow. We depend upon the senior professionals of H.I.G. Capital to maintain relationships with potential sources of lending opportunities, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. If these individuals, including the members of our investment committee, do not maintain their existing relationships with H.I.G. Capital, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of H.I.G. Capital have relationships are not obligated to provide us with investment opportunities. Therefore, we cannot assure you that such relationships will generate investment opportunities for us.

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

A number of entities continue to compete with us to make investments in small-cap companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, as competition for investment opportunities has increased, alternative investment vehicles, such as hedge funds and collateralized loan obligations, have invested in small-cap companies. As a result of these new entrants, competition for investment opportunities in small-cap companies could intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

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

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least equal to 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility, Unsecured Term Loan or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid small-cap private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our returns will be reduced by any corporate income tax that our subsidiaries pay.

We may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on December 23, 2018, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if we do not meet certain coverage tests under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility.

As a result, we may have difficulty meeting the annual distribution requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.

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

In addition to issuing securities to raise capital as described above, we have securitized, and may in the future seek to securitize, our loans to generate cash for funding new investments. To securitize loans, we may create one or more wholly owned subsidiaries and sell and contribute a pool of loans to such subsidiaries. This could include the sale or other issuance of debt by such subsidiaries on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade-rated debt secured by such loan pools, and we would retain all or a portion of the equity in any such subsidiary. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, the successful securitization of part of our loan portfolio might expose us to losses as the loans we are not able to securitize will tend to be those that are riskier and more apt to generate losses.

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

WhiteHorse Credit has pledged, and expects to continue to pledge, all or substantially all of its assets. WhiteHorse Credit has granted, and may in the future grant, a security interest in all or a portion of its assets under the Credit Facility. In addition, under the terms of the Credit Facility, we must use the net proceeds of any investments that we sell to repay amounts then due with respect to our debt and certain other amounts owing under the Credit Facility before applying such net proceeds to other uses, such as distributing them to our stockholders.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2015, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	(20.0)%	(11.5)%	(3.0)%	5.5%	14.0%

(1)	Assumes $445.2 million in total assets, $187.0 million in debt outstanding and $244.1 million in net assets as of December 31, 2015, and an average cost of funds of 3.8%, which is our weighted average borrowing cost as of December 31, 2015.

Based on our outstanding indebtedness of $187.0 million as of December 31, 2015 and an average cost of funds of 3.7%, 7.1% and 2.2%, which were the effective annualized interest rates of the Credit Facility, Senior Notes and Unsecured Term Loan, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.7% to cover annual interest payments on our outstanding indebtedness.

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

We will need additional capital to fund growth in our investment portfolio. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We are required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, each taxable year to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

We may not apply or be approved for an SBIC license.

We may apply for a license to form a SBIC. If such an application is made and approved and the Small Business Administration, or SBA, so permits, we anticipate that the SBIC license would be transferred to a wholly-owned subsidiary of ours that would be formed just prior to such transfer. Following such transfer, we anticipate that the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure you that we will make an application for an SBIC license, be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Since we are using debt to finance our investments, and we may use additional debt financing going forward, changes in interest rates may affect our cost of capital and net investment income.

Since we are using debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC, unless we register with the CFTC as a commodity pool operator.

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

We have entered into a license agreement with an affiliate of H.I.G. Capital under which H.I.G. Capital has granted us a non-exclusive, royalty-free license to use the name “WhiteHorse”. In addition, we pay to WhiteHorse Administration our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This creates conflicts of interest that our board of directors must monitor.

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

The exemptive relief we received permits greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. See “Certain Relationships and Related Transactions, and Director Independence.” We cannot assure you, however, that we will develop opportunities that comply with such limitations.

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

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” all of our investments (other than cash and cash equivalents) are classified as Level 3 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of several independent service providers to periodically review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, the scope of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

As a business development company, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e. the amount of debt may not exceed 50% of the value of our assets). A covenant in the indenture under which the Senior Notes are issued, or the Indenture, requires us to comply with the leverage limit in the 1940 Act, but would enable us to increase our leverage with stockholder approval if the law changes. Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. As a result, we may be able to incur additional indebtedness in the future and, therefore, risks associated with an investment in us or in the Senior Notes may increase.

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

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of WhiteHorse Advisers to other types of investments in which WhiteHorse Advisers may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, WhiteHorse Advisers may determine not to use investment strategies that trigger additional regulation by the CFTC or may determine to operate subject to CFTC regulation, if applicable. If we or WhiteHorse Advisers were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the U.S. and in Europe may adversely affect certain amendments to or new issuances by the Credit Facility and may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increase regulation of no-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

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

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012 until the earliest of:

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

We are taking advantage of some of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we are taking advantage of the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Business — Regulation — JOBS Act.”

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

We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

We are highly dependent on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems could cause disruptions in our activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results, the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

We and our Investment Adviser could be the target of litigation.

We or WhiteHorse Advisers could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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

Mezzanine Loans.  Our mezzanine investments generally are subordinated to senior loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since, generally, we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

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

Our portfolio companies may experience financial distress, and our investments in such portfolio companies may be restructured.

Our portfolio companies may experience financial distress from time to time. The debt investments of these companies may not produce income, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy. If an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring. In addition, we may receive equity securities in exchange for the debt investment that we currently hold, which may require significantly more of our management’s time and attention or carry restrictions on their disposition.

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

Our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results, which could have an adverse effect on our financial condition.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. Any such diversion of cash flow or any event of default could result in our being unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all, and could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Credit Facility

Our interests in WhiteHorse Credit are subordinated.

We own 100% of the equity interests in WhiteHorse Credit and consolidate the financial statements of WhiteHorse Credit in our consolidated financial statements. We treat the indebtedness of WhiteHorse Credit as our leverage for purposes of compliance with the 1940 Act. Our equity interests in WhiteHorse Credit are subordinated in priority of payment to its obligations to its debt holders and its service providers. All of these persons have claims superior to our claims as equity interest holder in any liquidation of WhiteHorse Credit.

Credit or market value deterioration by our portfolio companies will harm our operating results.

A payment default on a loan to a portfolio company or a default leading to the acceleration of debt of a portfolio company could cause the loan to such portfolio company held by us to become, or to be deemed to be, a defaulted obligation under the Credit Facility. This, in turn, could result in a coverage test under the Credit Facility not being met and the diversion of distributions of assets held by WhiteHorse Credit to pay down debt under the Credit Facility rather than to make distributions. Such a portfolio company default could also lead to an event of default and acceleration under the Credit Facility and liquidation by the related lender of the assets securing the Credit Facility. Any such diversion of cash flow or any event of default could result in our being unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all, and could have a material adverse effect on our business, financial condition and results of operations.

We may not receive cash from WhiteHorse Credit.

We expect to receive cash from WhiteHorse Credit as distributions on our equity interests in WhiteHorse Credit. We will receive distributions on our equity interests in WhiteHorse Credit only to the extent cash is available and permitted to be distributed under the Credit Facility. WhiteHorse Credit may not receive sufficient cash to make distributions, in which case we would not be entitled to receive distributions from WhiteHorse Credit and, as a result, we would be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. Limitations under the Credit Facility will impair our ability to sell investments owned by WhiteHorse Credit, and we may not be able to sell such investments. These limitations include prior satisfaction of certain coverage tests and collateral quality tests, the minimum price at which we may sell such investments and the amount of investments we may sell within a certain timeframe.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings under the Credit Facility and to make distributions to us in the ordinary course — a borrowing base test and a market value test. The borrowing base test compares, at any given time, the borrowing base under the Credit Facility to (1) the aggregate outstanding amount of all Lender advances, (2) the excess of certain unfunded commitments on loans over the amount reserved with respect to such loans and (3) the amount due for any unsettled purchases of loans at such time. To meet the borrowing base test, this ratio must exceed a minimum specified amount set forth in the Credit Facility and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum specified amount set forth in the Credit Facility and related documentation. If either of these coverage tests is not met on a compliance date, then WhiteHorse Credit may sell portfolio investments or apply cash until such coverage tests are satisfied. If we fail to receive cash from WhiteHorse Credit, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all.

We may experience an event of default and acceleration under the Credit Facility, which would have a material adverse effect on us.

There are several circumstances under which an event of default may occur under the Credit Facility, some of which relate to the performance of the assets of WhiteHorse Credit or the performance by WhiteHorse Credit of its obligations under the Credit Facility. The Credit Facility also includes customary events of default for credit facilities of this nature, including breaches of representations, warranties or covenants by WhiteHorse Finance or WhiteHorse Credit, the occurrence of a change in control, or failure to maintain certain ratios required under the Credit Facility. The occurrence of an event of default could, among other consequences, (a) prevent us from making distributions to our stockholders sufficient to maintain our ability to be subject to tax as a RIC, or at all, (b) terminate the reinvestment period under the Credit Facility, if it is then in effect, and (c) permit the facility agent to assume the management of WhiteHorse Credit’s portfolio and to direct the liquidation of its assets. Any of these developments could or would have a material adverse effect on our business, financial condition and results of operations. Upon the occurrence of an event of default, the Lender may exercise customary remedies, including declaring all amounts due and payable under the Credit Facility, blocking distributions in respect of the equity of WhiteHorse Credit or selling assets, including selling assets at a lower price than what might otherwise be achieved in an orderly liquidation.

The ability of WhiteHorse Credit to purchase and sell investments is limited.

The Credit Facility restricts the portfolio manager’s ability to purchase and sell investments for WhiteHorse Credit. As a result, the portfolio manager may be unable to purchase or sell investments or take other actions that might be in our best interests, which could impair our performance and result in losses. During the reinvestment period, WhiteHorse Credit will have the ability to borrow funds for the acquisition of investments that meet the eligibility criteria set forth in the Credit Facility. Such funds may be repaid and re-borrowed during the reinvestment period, subject to compliance with the terms of the Credit Facility.

We may lose the ability to manage WhiteHorse Credit even if we continue to own its equity.

If a market value event or an event of default occurs under the Credit Facility or if we resign or are terminated for cause as portfolio manager under the loan agreement, we may no longer manage the WhiteHorse Credit portfolio investments even though we are required to continue to own the equity interests in WhiteHorse Credit. If an agent for the Lender or the successor portfolio manager does not manage WhiteHorse Credit’s portfolio in the same manner that we would have, our performance may not meet expectations and result in losses.

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

The Senior Notes are obligations exclusively of WhiteHorse Finance and not of any of our subsidiaries. None of our subsidiaries is or acts as a guarantor of the Senior Notes, and the Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or establish in the future.

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

The Indenture contains limited protection for holders of the Senior Notes.

The Indenture offers limited protection to holders of the Senior Notes. The terms of the Indenture and the Senior Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Senior Notes. In particular, the terms of the Indenture and the Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

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

Payments made under the Senior Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act, or FATCA, which was enacted in 2010. This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of the Senior Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Senior Notes.

Risks Relating to an Investment in our Common Stock

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock and may do so again in the future. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period and may do so again in the future. Such approval may allow us to access the capital markets in a way that we are typically unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Our rights offering completed on November 20, 2015 resulted in the issuance of 3,321,033 additional shares of common stock at a price below the then-current NAV per share.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If the amount of any distribution exceeds the sum of our investment company taxable income and not capital gains, if any, then all or a portion of such distribution could constitute a return of capital to stockholders rather than dividend income for tax purposes. A return of capital is a return to investors of a portion of their original investment in the company rather than income or capital gains. A return of capital will have the effect of reducing a stockholder’s basis in its shares of common stock, which may, if such stockholder sells or otherwise disposes such stock at a price greater than its then-current basis, result in a higher taxable capital gain to such stockholder at the time of sale.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this prospectus. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

FATCA withholding may apply to payments to certain foreign entities.

Withholding of U.S. tax at a 30% rate is currently required on payments of dividends and, as of January 1, 2019, will be required on redemption proceeds and certain capital gain dividends paid to certain non-U.S. entities that fail to comply with certain information reporting, identification, certification, and related requirements imposed by FATCA. Stockholders and persons intended to hold common stock should consult their tax advisors regarding FATCA and how it may affect an investment in our stock.

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

Risks Relating to Our Offerings

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of WhiteHorse Advisers’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source or an event of default under a material financing contract.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

The trading market or market value of any publicly issued debt securities may fluctuate.

Our publicly issued debt securities, if any, may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include the following:

•	the time remaining to the maturity of these debt securities;
•	the outstanding principal amount of debt securities with terms identical to these debt securities;
•	the ratings assigned by national statistical ratings agencies, if any;
•	the general economic environment;
•	the supply of debt securities trading in the secondary market, if any;
•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and
•	market rates of interest higher or lower than rates borne by the debt securities.

You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

If your debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if your debt securities are subject to mandatory redemption, we may be required to redeem your debt securities also at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

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

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” The following table sets forth, for each fiscal quarter since January 1, 2014, the NAV per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our NAV per share and quarterly distributions per share.

Period		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Declared Distributions
	NAV(1)	High	Low
Fiscal year ended December 31, 2015
Fourth Quarter	$13.33	$13.55	$11.20	1.7%	(16.0)%	$0.355
Third Quarter	14.77	13.56	11.52	(8.2)	(22.0)	0.355
Second Quarter	15.03	13.53	12.55	(10.0)	(16.5)	0.355
First Quarter	15.00	12.90	11.25	(14.0)	(25.0)	0.355
Fiscal year ended December 31, 2014
Fourth Quarter	$15.04	$13.66	$11.37	(9.2)%	(24.4)%	$0.355
Third Quarter	15.16	14.48	13.25	(4.5)	(12.6)	0.355
Second Quarter	15.21	14.66	13.11	(3.6)	(13.8)	0.355
First Quarter	15.23	15.17	14.02	(0.4)	(7.9)	0.355

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to net asset value is separate and distinct from the risk that our net asset value will decrease.

The last reported closing market price of our common stock on March 11, 2016 was $10.15 per share. As of March 11, 2016, we had 19 stockholders of record.

Distributions

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We have elected to be treated as a RIC under Subchapter M of the Code and intend to maintain such treatment. To maintain our RIC status, we must meet the Excise Tax Avoidance Requirement.

The following table lists the quarterly distributions per share declared since January 1, 2014.

		Distributions Declared
Record Dates	Payment Dates	Per Share	Dollar amount (in thousands)
Fiscal year ended December 31, 2015(1)
December 21, 2015	January 4, 2016	$0.355	$6,498
September 21, 2015	October 2, 2015	0.355	5,319
June 19, 2015	July 2, 2015	0.355	5,319
March 20, 2015	April 3, 2015	0.355	5,319
Total		$1.420	$22,455
Fiscal year ended December 31, 2014(2)
December 19, 2014	January 2, 2015	$0.355	$5,319
September 19, 2014	October 3, 2014	0.355	5,319
June 20, 2014	July 3, 2014	0.355	5,319
March 20, 2014	April 3, 2014	0.355	5,319
Total		$1.420	$21,276

(1)	For foreign stockholders, 97.7% of distributions from ordinary income may be considered as qualifying to be taxed as interest-related dividends.
(2)	For foreign stockholders, 90.0% of distributions from ordinary income may be considered as qualifying to be taxed as interest-related dividends.

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The table below provides information concerning purchases of our shares of common stock by or on behalf of WhiteHorse Finance or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the period ended December 31, 2015. Dollar amounts in the table below and the related notes are presented in thousands, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 to October 31, 2015	424,609	$13.07	424,609	$—
November 1 to November 30, 2015	—	—	—	—
December 1 to December 31, 2015	—	—	—	—
Total	424,609	$13.07	424,609	$—

(1)	On August 27, 2015, Bayside Capital, Inc., on behalf of certain affiliated purchasers, entered into a written trading plan in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the Bayside Trading Plan, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The Bayside Trading Plan provides for the purchase of up to $6.5 million worth of shares of our common stock, subject to the limitations provided therein. The Bayside Trading Plan expired on November 15, 2015.
(2)	The approximate dollar value of shares that could be purchased under the Bayside Trading Plan during the applicable period does not reflect any brokerage commissions associated with shares that have not yet been purchased.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2015 with that of the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
December-12
March-13
June-13
September-13
December-13
March-14
June-14
September-14
December-14
March-15
June-15
September-15
December-15
WHF
S&P 500
NASDAQ Financial 100
Wells Fargo BDC Index

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2015, 2014, 2013 and 2012, and has been derived from our financial statements that were audited by Crowe Horwarth LLP, an independent registered public accounting firm.

	As of and for the years ended December 31,
	2015	2014	2013	2012(1)
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$47,074	$37,546	$37,617	$44,793
Base management fees, net of fees waived	8,560	7,110	4,811	306
Performance-based incentive fees	4,323	3,387	4,800	—
All other expenses	13,436	10,048	8,696	2,286
Net investment income	20,755	17,001	19,310	42,201
Net realized losses on investments	(379)	(64)	—	(2,754)
Net change in unrealized (depreciation) appreciation on investments	(23,204)	2,607	(280)	111
Net (decrease) increase in net assets resulting from operations	(2,828)	19,544	19,030	39,558
Per share data:
Net asset value	13.33	15.04	15.16	15.30
Net investment income	1.36	1.13	1.29	N/A (2)
Net realized losses on investments	(0.02)	—	—	N/A
Net change in unrealized (depreciation) appreciation on investments	(1.45)	0.17	(0.02)	N/A
Net (decrease) increase in net assets resulting from operations	(0.18)	1.30	1.27	N/A
Per share distributions declared	1.42	1.42	1.42	0.108
Dollar amount of distributions declared	22,455	21,276	21,257	1,616
Balance Sheet data at period end:
Investments, at fair value	415,343	403,500	272,439	180,488
Cash and cash equivalents	22,769	11,647	92,905	156,123
Restricted cash and cash equivalents	—	4,495	3,078	31,646
Other assets	7,117	7,200	5,731	5,025
Total assets	445,229	426,842	374,153	373,282
Total liabilities	201,177	201,484	147,151	144,233
Total net assets	244,052	225,358	227,002	229,049
Other data:
Weighted average effective yield on income producing investments(3)	11.8%	11.3%	11.8%	15.9%
Number of portfolio investments at period end	35	37	21	8

(1)	Includes the financial information of WhiteHorse Finance, LLC for the period prior to the BDC Conversion.
(2)	Prior to December 4, 2012, we did not have common stock outstanding, and, therefore, per share information for the period presented is not meaningful.
(3)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of income producing investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We use words such as “may,” “might,” “will,” “intends,” “should,” “could,” “can,” “would,” “expects,” “believes,” “estimates,” “anticipates,” “predicts,” “potential,” “plan” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this annual report on Form 10-K.

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b)(2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, do not apply to statements made in connection with this annual report on Form 10-K or any periodic reports we file under the Exchange Act.

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we elected to be treated as a RIC under Subchapter M of the Code.

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

Our shares are currently listed on the NASDAQ Global Select Market under the symbol “WHF”.

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

Our investment activities are managed by WhiteHorse Advisers and supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under our Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. See “Business — Management Agreements — Investment Advisory Agreement.” We have also entered into an Administration Agreement with WhiteHorse Administration. Under our Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies with an aggregate fair value of approximately $415.3 million. As of December 31, 2014, our investment portfolio consisted primarily of senior secured loans across 37 positions in 31 companies with an aggregate fair value of approximately $403.5 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

On November 20, 2015, we completed our non-transferable subscription rights offering to our stockholders of record as of record as of 5:00 p.m., New York City time, on October 23, 2015. The rights entitled record stockholders to subscribe for up to an aggregate of 3,321,033 shares of our common stock at a price equal to $13.55 per share, the closing price of our stock as of October 16, 2015. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. The net proceeds from the rights offering, after payment of the dealer manager fees and other offering expenses, was approximately $44.0 million, which we received on November 30, 2015. In connection with the rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to the sum of (i) 4% of the subscription price per share for each share issued to non-affiliates of H.I.G. Capital pursuant to exercise of the primary subscription and/or the over-subscription privilege and (ii) 1% of the subscription price per share for each share issued to affiliates of H.I.G. Capital pursuant to exercise of the primary subscription and/or the over-subscription privilege. We incurred offering expenses, including the dealer manager fee of $0.5 million, of $1.0 million in connection with this rights offering.

We received subscriptions for 100% of the shares offered in connection with the rights offering. The rights offering resulted in the issuance of 3,321,033 additional shares of our common stock. Our affiliates subscribed for 3,319,107 shares of our common stock.

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

Expenses

Our primary operating expenses include (1) investment advisory fees to WhiteHorse Advisers; (2) the allocable portion of overhead under the Administration Agreement; (3) the interest expense on our outstanding debt; and (4) other operating costs as detailed below. Our investment advisory fees compensate our investment adviser for its work in identifying, evaluating, negotiating, consummating and monitoring our investments. See “Business — Management Agreements — Investment Advisory Agreement” and “Business — Management Agreements — Administration Agreement.”

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);
•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	the costs of all future offerings of common shares and other securities, and other incurrences of debt;
•	the base management fee and any incentive fee;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;

•	registration fees;
•	listing fees;
•	taxes;
•	independent directors’ fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief compliance officer and chief financial officer along with their respective staffs.

Recent Developments

On March 9, 2016, WhiteHorse Finance declared a distribution of $0.355 per share in respect to the quarter ending March 31, 2016 to stockholders of record on March 21, 2016. The distribution is payable on April 4, 2016.

Consolidated Results of Operations

The consolidated results of operations described below may not be indicative of the results we report in future periods. Net investment income and net increase in net assets can vary substantially from period to period due to various reasons, including the level of new investments and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increases in net assets resulting from operations may not be meaningful.

Investment Income

Investment income for the years ended December 31, 2015, 2014 and 2013, respectively, totaled $47.1 million, $37.5 million and $37.6 million and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of $1.9 million, $1.6 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Non-recurring fee income for the years ended December 31, 2015, 2014 and 2013 totaled $1,596, $1,229 and $3,287, respectively. Investment income excluding fee income increased due to larger investment portfolio balances, offset partially by the impact of spread compression. Fee income for the year ended December 31, 2013 was unusually high due to several large loan prepayments. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of fees waived, were $26.3 million, $20.5 million and $18.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest expense totaled $10.0 million, $5.8 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Interest expense for the year ended December 31, 2015 included $3.2 million of accelerated amortization of debt acquisition costs related to the refinancing of our revolving credit facility on December 23, 2015.

Base management fees, net of fees waived, and performance-based incentive fees totaled $8.6 million and $4.3 million, respectively, for the year ended December 31, 2015, $7.1 million and $3.4 million, respectively, for the year ended December 31, 2014, and $4.8 million and $4.8 million, respectively, for the year ended December 31, 2013. Base management fees increased year over year due to the increase in total assets, as well as the change in the calculation of the base management fees. In accordance with the Investment Advisory Agreement with WhiteHorse Advisers, cash and cash equivalents were excluded from the calculation of base management fees in determining the carrying value of consolidated gross assets as of December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013. In addition, WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents to which it otherwise would have been entitled to under the Investment Advisory Agreement in determining the carrying value of consolidated gross assets as of December 31, 2013 and March 31, 2014. The waived fees are not subject to recoupment by WhiteHorse Adivisers. Performance-based incentive fees were lower during the year ended December 31, 2013 due to the application of the hurdle rate provisions in the Investment Advisory Agreement.

Administrative service fees totaled approximately $1.1 million, $1.5 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Administrative service fees incurred for the year ended December 31, 2014 were higher than for the years ended December 31, 2015 and 2013, primarily due the inclusion of the allocable portion of the costs and expenses of our previous chief operating officer and chief financial officer.

Net Realized and Unrealized Gains and Losses on Investments

We incurred net realized losses on investments of $0.4 million and $0.1 million, respectively, for the years ended December 31, 2015 and 2014. There were no net realized gains or losses for the year ended December 31, 2013.

Net unrealized depreciation was $23.2 million, net unrealized appreciation was $2.6 million and net unrealized depreciation was $0.3 million respectively, for the years ended December 31, 2015, 2014 and 2013, due to credit related adjustments, which caused changes in fair value, and the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years. Net unrealized depreciation for the year ended December 31, 2015 included $12.8 million of unrealized depreciation associated with our investment in RCS Capital Corporation, which was placed on non-accrual in the fourth quarter of 2015, and $5.3 million of unrealized depreciation associated with our exposure to the oil and gas industry, which continues to face a heightened level of volatility.

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. On August 3, 2015, our stockholders approved a proposal authorizing us, with the approval of our board of directors, to sell shares of our common stock during the next 12 months at a price below the then-current net asset value per share, subject to certain limitations as described in the proxy statement for our annual meeting of stockholders. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share. Our rights offering completed on November 20, 2015 resulted in the issuance of 3,321,033 additional shares of common stock at a price below the then-current NAV per share.

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

Our operating activities used cash and cash equivalents of approximately $4.5 million during the year ended December 31, 2015, primarily for the net acquisitions of investments. Our financing activities generated cash and cash equivalents of approximately $15.6 million during the year ended December 31, 2015, primarily from the issuance of common stock, partially offset by the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of approximately $139.8 million during the year ended December 31, 2014, primarily for the net acquisitions of investments. Our financing activities generated cash and cash equivalents of approximately $58.5 million during the year ended December 31, 2014, primarily from borrowings under the Natixis Credit Facility (as defined below), partially offset by the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of approximately $13.3 million during the year ended December 31, 2013, primarily for the net acquisitions of investments. Our financing activities used cash and cash equivalents of approximately $49.9 million during the year ended December 31, 2013, primarily for the repayment of borrowings under the Natixis Credit Facility and the payment of distributions to stockholders.

As of December 31, 2015, we had cash and cash equivalents resources of $22.8 million. As of the same date, we had $98.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2014, we had cash and cash equivalents resources of $16.1 million, including $4.5 million of restricted cash. As of the same date, we had $44.5 million undrawn and available to be drawn under the Natixis Credit Facility (as defined below) based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Capital Raises

On November 20, 2015, we completed our non-transferable subscription rights offering to our stockholders of record as of record as of 5:00 p.m., New York City time, on October 23, 2015. The rights entitled record stockholders to subscribe for up to an aggregate of 3,321,033 shares of our common stock at a price equal to $13.55 per share, the closing price of the Company’s stock as of October 16, 2015. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. The net proceeds from the rights offering, after payment of the dealer manager fees and other offering expenses, was approximately $44.0 million, which we received on November 30, 2015. In connection with the rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to the sum of (i) 4% of the subscription price per share for each share issued to non-affiliates of H.I.G. Capital pursuant to exercise of the primary subscription and/or the over-subscription privilege and (ii) 1% of the subscription price per share for each share issued to affiliates of H.I.G. Capital pursuant to exercise of the primary subscription and/or the over-subscription privilege. We incurred offering expenses, including the dealer manager fee of $0.5 million, of $1.0 million in connection with this rights offering.

We received subscriptions for 100% of the shares offered in connection with the rights offering. The rights offering resulted in the issuance of 3,321,033 additional shares of our common stock. Our affiliates subscribed for 3,319,107 shares of our common stock.

Credit Facility

On September 27, 2012, WhiteHorse Warehouse, entered into a $150 million secured revolving credit facility, or the Natixis Credit Facility, with an asset-backed commercial paper conduit, for which Natixis, New York Branch, provided liquidity support, to finance the business of WhiteHorse Warehouse in acquiring, managing and financing loans consistent with our investment strategy.

On December 23, 2015, WhiteHorse Credit entered into a $200 million revolving credit and security agreement with the Lender. We drew $102 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full at the expiry of its reinvestment period. The refinancing resulted in the accelerated amortization of approximately $3.2 million of deferred debt acquisition costs during the year ended December 31, 2015.

As of December 31, 2015, there was $102 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $36.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $282.0 million as of December 31, 2015.

As of December 31, 2014, we had $105.5 million in outstanding borrowings under the Natixis Credit Facility and, based on the collateral and portfolio requirements stipulated in the Natixis Credit Facility agreement, approximately $44.5 million was available to be drawn on such date. The Credit Facility was secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $357.7 million as of December 31, 2014.

The Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $220 million, subject to consent from the lender and other customary conditions.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings under the Credit Facility and to make distributions in the ordinary course – a borrowing base test and a market value test. The borrowing base test compares, at any given time, the borrowing base under the Credit Facility to the aggregate outstanding amount of all Lender advances, as set forth in the Credit Facility and related documentation. To meet the borrowing base test, this ratio must exceed a minimum of 100% as set forth in the Credit Facility and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the Credit Facility and related documentation.

Advances under the Credit Facility are based on the one month LIBOR plus an annual spread of 2.90%. Interest is payable monthly in arrears. WhiteHorse Credit is required to pay a non-usage fee which will accrue at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee is waived through September 22, 2016 while borrowings under the Credit Facility exceed $100 million. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 23, 2019.

The Credit Facility and the related documents require WhiteHorse Finance and WhiteHorse Credit to, among other things, agree to make certain customary representations and to comply with customary affirmative and negative covenants. The Credit Facility also includes customary events of default for credit facilities of this nature, including breaches of representations, warranties or covenants by WhiteHorse Finance or WhiteHorse Credit, the occurrence of a change in control, or failure to maintain certain ratios required under the Credit Facility.

If we fail to perform our obligations under the Credit Facility or the related agreements, an event of default may occur under the Credit Facility, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the Credit Facility. Any such developments could have a material adverse effect on our financial conditions and results of operations.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of Senior Notes, the net proceeds of which were used to reduce outstanding obligations under our unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations, rank senior to our unsecured term loan and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Unsecured Term Loan

On November 8, 2012, WhiteHorse Finance entered into a $90 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, we amended the terms of the unsecured term loan to subordinate the unsecured term loan to the Senior Notes. On July 19, 2013, we further amended the terms of the unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date to July 3, 2015. On December 22, 2014, we further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date to July 3, 2016. The amendment is effective as of January 6, 2015.

As of December 31, 2015 and 2014, respectively, we had $55.0 million and $55.0 million in outstanding borrowings under our unsecured term loan. On July 24, 2013, we repaid $35.0 million of the original borrowings.

Under the terms of the amended unsecured term loan, with respect to which WhiteHorse Finance pledged no collateral to the lenders, it is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan includes customary restrictions that limit WhiteHorse Finance’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed WhiteHorse Finance’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. WhiteHorse Finance is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Distributions

During the years ended December 31, 2015, 2014 and 2013, we declared distributions of $1.42, $1.42 and $1.42 per share, respectively, for total distributions of $22.5 million, $21.3 million and $21.3 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the year ended December 31, 2015, distributions to stockholders included a return of capital of $0.8 million for tax purposes. For the years ended December 31, 2014 and 2013, distributions to stockholders did not include a return of capital for tax purposes.

The specific tax characteristics of the distribution are reported to stockholders on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies with an aggregate fair value of $415.3 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 97.1% of those loans were variable-rate investments (primarily indexed to LIBOR). As of December 31, 2015, our portfolio had an average investment size of $12.3 million, with investment sizes ranging from less than $0.1 million to $41.0 million and a weighted average effective yield of 11.8%.

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

For the year ended December 31, 2015, WhiteHorse Finance invested $167.7 million in new and existing portfolio companies, offset by repayments and sales of $135.0 million. Repayments included $14.7 million of scheduled repayments and $54.8 million of unscheduled repayments.

For the year ended December 31, 2014, WhiteHorse Finance invested $261.0 million in new and existing portfolio companies, offset by repayments and sales of approximately $129.4 million. Repayments included $24.7 million of scheduled repayments and $88.7 million of unscheduled repayments.

For the year ended December 31, 2013, WhiteHorse Finance invested $259.2 million in new and existing portfolio companies, offset by repayments and sales of $115.9 million. Repayments included $17.5 million of scheduled repayments and $105.9 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	December 31, 2015		December 31, 2014
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	375.2	90.3	403.5	100.0
3	32.8	7.9	—	0.0
4	—	0.0	—	0.0
5	7.3	1.8	—	0.0
Total Portfolio	$415.3	100.0%	$403.5	100.0%

During the fourth quarter of 2015, we placed our second lien investment in RCS Capital Corporation (“RCS Capital”) on non-accrual status and downgraded the investment performance rating to 5 in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. As of December 31, 2015, the amortized cost and fair value of our investment in RCS Capital was $20.7 million and $7.3 million, respectively. If approved by the U.S. Bankruptcy Court, the “pre-packaged” Chapter 11 Bankruptcy will result in the equitization of our original investment in RCS Capital.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2015 and 2014, respectively, we had commitments to fund approximately $14.0 million and $20.5 million of revolving lines of credit or delayed draw facilities. During the year ended December 31, 2015, we funded commitments of $10.8 million that were outstanding as of December 31, 2014. During the year ended December 31, 2014, we funded no commitments that were outstanding as of December 31, 2013.

Distributions

In order to maintain our status as a RIC and to avoid corporate-level tax on income, we must meet the Excise Tax Avoidance Requirement.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2015 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$102.0	$—	$—	$102.0	$—
Senior notes	30.0	—	—	30.0	—
Unsecured term loan	55.0	55.0	—	—	—
Total contractual obligations	$187.0	$55.0	$—	$132.0	$—

As of December 31, 2015, we had $98.0 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as collateral manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to a percentage of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Business — Management Agreements — Investment Advisory Agreement.”

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with the resources necessary for us to act as collateral manager to WhiteHorse Credit under the Credit Facility. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer along with their respective staffs. See “Business — Management Agreements — Administration Agreement.”

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, us pursuant to the Investment Advisory Agreement.
•	WhiteHorse Administration and certain of its affiliates provide us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations as collateral manager of WhiteHorse Credit under the Credit Facility and for certain portfolio companies, pursuant to the Administration Agreement.
•	We entered into the License Agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.
•	Concurrent with the closing of our IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement for proceeds to us of approximately $7.1 million. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

Valuation of Portfolio Investments

We value our investments in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected and the amount of uncollectible interest can be reasonably estimated. Any original issue discount as well as any other market purchase discount or premium on debt investments, are accreted or amortized to interest income or expense, respectively, over the maturity periods of the investments.

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

Recent Accounting Pronouncements

During January 2016, FASB issued Accounting Standards Update, or ASU, 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements and related disclosures.

During May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2015-07 on our consolidated financial statements and related disclosures.

During April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We do not expect ASU 2015-03 to have a material impact on our consolidated financial statements and related disclosures.

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

Assuming that the consolidated statement of financial condition as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$1,615	$1,570	$45
200	5,347	3,140	2,207
300	9,144	4,710	4,434
400	13,033	6,280	6,753
500	16,930	7,850	9,080

As of December 31, 2015, 98.0% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
WhiteHorse Finance, Inc.

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2015 and 2014, by correspondence with the custodian, loan agent, or borrower and other auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
New York, New York

March 15, 2016

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Investments, at fair value
Non-controlled/non-affiliate company investements	$395,143	$383,500
Non-controlled affiliate company investments	20,200	20,000
Total investments, at fair value (amortized cost $436,109 and $401,062, respectively)	415,343	403,500
Cash and cash equivalents	22,769	11,647
Restricted cash and cash equivalents	—	4,495
Interest receivable	3,407	2,702
Deferred financing costs	3,518	4,004
Prepaid expenses and other receivables	192	494
Total assets	$445,229	$426,842
Liabilities
Debt	$187,000	$190,500
Distributions payable	6,498	5,319
Management fees payable	3,813	5,006
Payable for investments purchased	2,865	—
Accounts payable and accrued expenses	1,001	659
Total liabilities	201,177	201,484
Commitments and contingencies (See Note 7)
Net assets
Common stock, 18,303,890 and 14,982,857 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	18	15
Paid-in capital in excess of par	271,679	228,731
Accumulated overdistributed net investment income	(7,419)	(5,918)
Net realized gains on investments	1,176	728
Net unrealized (depreciation) appreciation on investments	(21,402)	1,802
Total net assets	244,052	225,358
Total liabilities and total net assets	$445,229	$426,842
Number of shares outstanding	18,303,890	14,982,857
Net asset value per share	$13.33	$15.04

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2015	2014	2013
Investment income
Interest income	$42,380	$35,148	$34,155
Fee income	1,894	1,604	3,462
Dividend income	2,800	794	—
Total investment income	47,074	37,546	37,617
Expenses
Interest expense	9,970	5,818	5,341
Base management fees	8,560	7,557	5,059
Performance-based incentive fees	4,323	3,387	4,800
Administrative service fees	1,140	1,510	1,173
General and administrative expenses	2,326	2,720	2,182
Total expenses, before fees waived	26,319	20,992	18,555
Base management fees waived	—	(447)	(248)
Total expenses, net of fees waived	26,319	20,545	18,307
Net investment income	20,755	17,001	19,310
Realized and unrealized (losses) gains on investments
Net realized losses on investments	(379)	(64)	—
Net change in unrealized (depreciation) appreciation on investments	(23,204)	2,607	(280)
Net realized and unrealized (losses) gains on investments	(23,583)	2,543	(280)
Net (decrease) increase in net assets resulting from operations	$(2,828)	$19,544	$19,030
Per Common Share Data
Basic and diluted (loss) earnings per common share	$(0.18)	$1.30	$1.27
Dividends and distributions declared per common share	$1.42	$1.42	$1.42
Basic and diluted weighted average common shares outstanding	15,319,510	14,982,825	14,971,324

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of Par	Net Investment Income	Net Realized (Losses) Gains on Investments	Net Unrealized (Depreciation) Appreciation on Investments	Total Net Assets
	Shares	Par amount
Balance at December 31, 2012	14,965,624	$15	$228,466	$1,164	$(71)	$(525)	$229,049
Stock issued in connection with dividend reinvestment plan	11,432	—	180	—	—	—	(180)
Net increase (decrease) in net assets resulting from operations	—	—	—	19,310	—	(280)	19,030
Distributions declared	—	—	—	(21,257)	—	—	(21,257)
Tax reclassification of stockholders’ equity	—	—	—	(71)	71	—	—
Balance at December 31, 2013	14,977,056	15	228,646	(854)	—	(805)	227,002
Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88
Net increase (decrease) in net assets resulting from operations	—	—	—	17,001	(64)	2,607	19,544
Distributions declared	—	—	—	(21,276)	—	—	(21,276)
Tax reclassification of stockholders’ equity	—	—	(3)	(789)	792	—	—
Balance at December 31, 2014	14,982,857	15	228,731	(5,918)	728	1,802	225,358
Stock issued in connection with rights offering	3,321,033	3	43,974	—	—	—	43,977
Net increase (decrease) in net assets resulting from operations	—	—	—	20,755	(379)	(23,204)	(2,828)
Distributions declared	—	—	—	(22,455)	—	—	(22,455)
Tax reclassification of stockholders’ equity	—	—	(1,026)	199	827	—	—
Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(2,828)	$19,544	$19,030
Adjustments to reconcile net income to net cash used in operating activities:
PIK income	(1,212)	(1,442)	(774)
Net realized losses on investments	379	64	—
Net unrealized depreciation (appreciation) on investments	23,204	(2,607)	280
Accretion of discount	(1,536)	(1,291)	(1,679)
Amortization of deferred financing costs	4,055	633	606
Acquisition of investments	(167,680)	(261,021)	(259,233)
Proceeds from principal payments and sales of portfolio investments	135,002	135,236	169,455
Net changes in operating assets and liabilities:
Interest receivable	(705)	(1,117)	(111)
Prepaid expenses and other receivables	302	(175)	48
Payable for investments purchased	2,865	(28,606)	28,606
Management fees payable	(1,193)	2,175	2,525
Accounts payable and accrued expenses	342	262	(664)
Restricted cash and cash equivalents	4,495	(1,417)	28,568
Net cash used in operating activities	(4,510)	(139,762)	(13,343)
Cash flows from financing activities
Proceeds from sales of common stock, net of underwriting costs	43,977	—	—
Borrowings	240,000	139,500	66,000
Repayments of debt	(243,500)	(59,000)	(97,250)
Deferred financing costs	(3,569)	(810)	(1,249)
Distributions paid to common stockholders, net of distributions reinvested	(21,276)	(21,186)	(17,376)
Net cash provided by (used in) financing activities	15,632	58,504	(49,875)
Net change in cash and cash equivalents	11,122	(81,258)	(63,218)
Cash and cash equivalents at beginning of period	11,647	92,905	156,123
Cash and cash equivalents at end of period	$22,769	$11,647	$92,905
Supplemental disclosure of cash flow information:
Interest paid	$5,970	$5,220	$4,959
Supplemental noncash disclosures:
Distributions declared	$22,455	$21,276	$21,257
Distributions reinvested	—	88	180

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)		Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50% (0.50% Floor)		12.00% (1.00% PIK)	12/8/20	$28,017	$27,462	$27,765	11.38%
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00% (1.00% Floor)		11.00%	9/15/20	16,462	16,302	16,429	6.73
					44,479	43,764	44,194	18.11
Broadcasting
Multicultural Radio Broadcasting, Inc.(6)
First Lien Secured Term Loan	L+10.50% (1.00% Floor)		11.50%	6/27/19	14,850	14,850	14,806	6.07
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25% (1.00% Floor)		11.25%	6/25/20	25,000	24,731	24,650	10.10
Second Lien Secured Revolving Loan	L+10.25% (1.00% Floor)		11.25%	6/25/20	—	(52)	—	—
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A	(5)	10.50%	9/30/18	9,000	8,881	8,973	3.68
Sigue Corporation(6)
Second Lien Secured Term Loan	L+10.50% (1.00% Floor)		11.50%	12/27/18	25,000	24,669	24,875	10.19
					59,000	58,229	58,498	23.97
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00% (1.00% Floor)		13.00% (1.00% PIK)	12/31/18	36,447	35,510	36,447	14.92
Distributors
360 Holdings III Corp.(6)
First Lien Secured Term Loan	P+8.00% (3.50% Floor)		11.50%	10/1/21	9,975	9,575	9,775	4.01

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)		Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Diversified Support Services
Expert Global Solutions, Inc.
Second Lien Secured Term Loan	L+11.00% (1.50% Floor)		12.50%	10/3/18	$20,000	$19,831	$19,820	8.12%
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00% (2.00% Floor)		11.00%	9/30/17	6,991	6,830	6,998	2.87
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)		10.50%	9/18/22	8,670	8,501	8,540	3.50
Smile Brands Group Inc.
First Lien Secured Term Loan	L+7.75% (1.25% Floor)		9.00% (1.50% PIK)	8/16/19	11,745	11,585	9,983	4.09
					47,406	46,747	45,341	18.58
Electronic Equipment & Instruments
AP Gaming I, LLC (6)
First Lien Secured Term Loan	L+8.25% (1.00% Floor)		9.25%	12/20/20	9,800	9,566	9,663	3.96
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	15,170	14,889	14,639	6.00
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	5,019	4,931	4,843	1.98
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	5,034	4,946	4,858	1.99
					25,223	24,766	24,340	9.97
Health Care Distributors
P2 Newco Acquisition, Inc.(6)
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)		9.50%	10/22/21	6,000	5,952	5,982	2.45
Health Care Facilities
Coastal Sober Living, LLC(6)
First Lien Secured Term Loan	L+9.25% (1.00% Floor)		10.25%	6/30/19	41,030	40,436	40,251	16.48
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00% (1.50% Floor)		8.50%	1/31/18	14,588	14,441	14,588	5.98
Second Lien Secured Term Loan	N/A	(5)	13.75%	7/31/18	1,000	971	992	0.41
					56,618	55,848	55,831	22.88

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00% (0.50% Floor)	13.50%	4/24/19	$9,185	$8,954	$9,350	3.83%
First Lien Secured Revolving Loan	P+12.00% (3.50% Floor)	15.50%	4/24/19	1,000	1,000	1,018	0.42
				10,185	9,954	10,368	4.25
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	9,090	9,059	5,936	2.43
Oil & Gas Drilling
ProPetro Services, Inc.(6)
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	8,875	8,809	6,417	2.63
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,856	9,269	3.80
Larchmont Resources, LLC
First Lien Secured Term Loan	L+8.75% (1.00% Floor)	9.75%	8/7/19	1,745	1,777	1,238	0.51
				14,745	14,633	10,507	4.31
Other Diversified Financial Services
RCS Capital Corporation(6)(7)(9)
Second Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	4/29/21	20,750	20,687	7,262	2.98
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	3/31/18	9,750	9,594	9,740	3.99
				30,500	30,281	17,002	6.97
Research & Consulting Services
Project Time & Cost, LLC(6)
First Lien Secured Term Loan	L+11.00% (0.50% Floor)	11.50%	10/9/20	11,700	11,468	11,571	4.74
Specialized Consumer Services
Pre-Paid Legal Services, Inc.(6)
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20	18,000	17,830	18,054	7.40

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)		Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4)(7)
First Lien Secured Term Loan	N/A	(5)	10.00%	6/30/17	$1,710	$1,710	$1,710	0.70%
Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%		12.43%	10/31/19	7,500	7,438	7,395	3.03
Total Debt Investments					422,103	415,989	393,837	161.37
Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A		N/A	12/8/25	—	—	—	—
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A		N/A	9/30/18	—	—	989	0.41
Food Retail
Crews of California, Inc. Warrants(6)	N/A		N/A	12/31/24	—	—	191	0.08
Nicholas & Associates, LLC Warrants(6)	N/A		N/A	12/31/24	—	—	37	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A		N/A	12/31/24	—	—	69	0.03
RC3 Enterprises, LLC Warrants(6)	N/A		N/A	12/31/24	—	—	20	0.01
					—	—	317	0.14
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A		N/A	6/10/19	—	20,120	20,200	8.28
Total Equity Investments					—	20,120	21,506	8.82
Total Investments					$422,103	$436,109	$415,343	170.19%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(6)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 86% of total assets.
(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(9)	The investment is on non-accrual status.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)		Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Auto Parts & Equipment
GST Autoleather, Inc.
First Lien Secured Term Loan	L+5.50% (1.00% Floor)		6.50%	7/10/20	$1,995	$1,990	$1,975	0.88%
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50% (1.00% Floor)		11.50%	6/27/19	14,850	14,850	14,865	6.60
Cable & Satellite
Puerto Rico Cable Acquisition Company, Inc.
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)		9.50%	5/30/19	7,000	6,932	7,007	3.11
Consumer Finance
Golden Pear Funding III, LLC(7)
First Lien Secured Term Loan	L+9.75% (1.00% Floor)		10.75%	12/29/19	10,000	9,800	9,880	4.38
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A	(5)	10.50%	9/30/18	9,500	9,342	9,434	4.19
Sigue Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)		10.50%	12/27/18	25,000	24,580	24,850	11.03
					44,500	43,722	44,164	19.60
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00% (1.00% Floor)		13.00% (2.00% PIK)	12/31/18	35,716	34,534	35,716	15.85
Diversified Support Services
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00% (2.00% Floor)		11.00%	9/30/17	9,616	9,364	9,491	4.21
Smile Brands Group Inc.
First Lien Secured Term Loan	L+6.25% (1.25% Floor)		7.50%	8/16/19	11,850	11,655	11,577	5.14
					21,466	21,019	21,068	9.35
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)		9.25%	12/20/20	9,900	9,630	9,623	4.27

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)		Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	$15,017	$14,685	$14,807	6.57%
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	—	(110)	—	—
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	—	(110)	—	—
					15,017	14,465	14,807	6.57
Health Care Distributors
Comprehensive Decubitus Therapy, Inc.
First Lien Secured Term Loan	P+12.50% (3.25% Floor)		15.75% (3.00% PIK)	3/15/18	12,311	12,125	12,163	5.40
First Lien Secured Revolving Loan	P+12.50% (3.25% Floor)		15.75% (3.00% PIK)	3/15/18	—	(26)	—	—
P2 Newco Acquisition, Inc.(6)
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)		9.50%	10/22/21	10,000	9,910	10,010	4.44
					22,311	22,009	22,173	9.84
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+9.25% (1.00% Floor)		10.25%	6/30/19	43,230	42,494	43,014	19.09
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00% (1.50% Floor)		8.50%	1/31/18	14,738	14,534	14,679	6.51
Second Lien Secured Term Loan	N/A	(5)	13.75%	7/31/18	1,000	962	997	0.44
					58,968	57,990	58,690	26.04
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00% (0.50% Floor)		13.50% (1.00% PIK)	4/24/19	28,657	28,226	28,657	12.72
First Lien Secured Revolving Loan	L+12.00% (0.50% Floor)		12.50%	4/24/19	1,500	1,500	1,500	0.67
					30,157	29,726	30,157	13.39
Homebuilding
Orleans Homebuilders, Inc.
First Lien Secured Term Loan	L+8.50% (2.00% Floor)		10.50%	2/14/16	16,175	16,214	16,175	7.18

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Home Furnishing Retail
BDF Acquisition Corp.(6)
Second Lien Secured Term Loan	L+8.00% (1.00% Floor)	9.00%	2/12/22	$5,000	$4,907	$4,975	2.21
Human Resource & Employment Services
Miller Heiman, Inc.
First Lien Secured Term Loan	L+5.75% (1.00% Floor)	6.75%	9/30/19	3,949	3,877	3,862	1.71%
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	12,090	12,023	11,945	5.30
Internet Software & Services
Tourico Holidays, Inc.
First Lien Secured Term Loan	L+7.50% (1.00% Floor)	8.50%	11/5/18	10,000	$9,952	9,870	4.38
Metal & Glass Containers
Pelican Products, Inc.(6)
Second Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	4/11/21	3,000	2,979	3,018	1.34
Oil & Gas Drilling
ProPetro Services, Inc.
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	9,375	9,293	9,291	4.12
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,831	11,635	5.16
Larchmont Resources, LLC
First Lien Secured Term Loan	L+7.25% (1.00% Floor)	8.25%	8/7/19	1,990	2,030	2,000	0.89
				14,990	14,861	13,635	6.05
Oil & Gas Storage & Transportation
Sprint Industrial Holdings LLC(6)
First Lien Secured Term Loan	L+5.75% (1.25% Floor)	7.00%	5/14/19	1,990	2,002	1,994	0.88
Other Diversified Financial Services
RCS Capital Corporation(7)
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	4/29/21	17,750	17,831	17,253	7.66
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+8.50% (1.25% Floor)	9.75%	7/1/20	18,000	17,802	17,964	7.97

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2014
(in thousands)

Investment Type(1)	Spread Above Index(2)		Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4)(6)(7)
First Lien Secured Term Loan	N/A	(5)	10.00%	6/30/17	$4,843	$4,907	$4,615	2.05%
Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%		12.00%	10/31/19	7,500	7,427	7,448	3.30
Total Debt Investments					386,542	380,942	382,290	169.64
Equity Investments
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A		N/A	3/31/18	—	—	950	0.42
Food Retail
Crews of California, Inc. Warrants(6)	N/A		N/A	12/31/24	—	—	158	0.07
Nicholas & Associates, LLC Warrants(6)	N/A		N/A	12/31/24	—	—	29	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A		N/A	12/31/24	—	—	57	0.03
RC3 Enterprises, LLC Warrants(6)	N/A		N/A	12/31/24	—	—	16	0.01
					—	—	260	0.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A		N/A	6/10/19	—	20,120	20,000	8.87
Total Equity Investments					—	20,120	21,210	9.41
Total Investments					$386,542	$401,062	$403,500	179.05%

(1)	Except as noted otherwise, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind, or “PIK”, interest rate, as the case may be.
(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(6)	Investment does not provide collateral for the credit facility.
(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 86% of total assets.
(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 1 — ORGANIZATION

WhiteHorse Finance, Inc. (“WhiteHorse Finance” and, together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, WhiteHorse Finance elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). WhiteHorse Finance’s common stock trades on the NASDAQ Global Select Market under the symbol “WHF.”

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

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiaries, WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”) and WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial results as of and for the periods presented.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
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

The Company may invest in loans that contain a payment-in-kind (“PIK”) interest rate provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Restricted Cash and Cash Equivalents:  Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Company’s revolving credit facilities.

Offering Costs:  The Company may incur legal, accounting, regulatory, investment banking and other costs in relation to equity offerings. Offering costs are deferred and charged against paid-in capital in excess of par on completion of the related offering.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on December 31, 2015 or 2014. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
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

Newly Adopted Accounting Standards:  As permitted by Section 7(a)(2)(B) of the Securities Act of 1933, as amended, the Company has elected to defer the adoption of new and revised accounting standards applicable to public companies until they are also applicable to private companies. There are currently no such standards being deferred that will, in management’s opinion, have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements:  During January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements and relate disclosures.

During May 2015, the Financial Accounting Standards Board issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2015-07 on its consolidated financial statements and related disclosures.

During April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

for annual and interim periods beginning on or after December 15, 2015. The Company does not expect ASU 2015-03 to have a material impact on its consolidated financial statements and related disclosures.

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

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$219,126	$215,641	$218,882	$220,038
Second lien secured loans	196,863	178,196	162,060	162,252
Equity	20,120	21,506	20,120	21,210
Total	$436,109	$415,343	$401,062	$403,500

The following table shows the portfolio composition by industry grouping at fair value:

	December 31, 2015		December 31, 2014
Advertising	$44,194	10.64%	$—	—%
Auto Parts & Equipment	—	—	1,975	0.49
Aerospace & Defense	—	—	—	—
Broadcasting	14,806	3.56	14,865	3.68
Building Products	—	—	—	—
Cable & Satellite	—	—	7,007	1.74
Consumer Finance	58,498	14.08	44,164	10.95
Data Processing & Outsourced Services	36,447	8.78	35,716	8.85
Distributors	9,775	2.35	—	—
Diversified Support Services	46,330	11.15	22,018	5.46
Education Services	—	—	—	—
Electronic Equipment & Instruments	9,663	2.33	9,623	2.38
Food Retail	24,657	5.94	15,067	3.73
Health Care Distributors	5,982	1.44	22,173	5.50
Health Care Facilities	55,831	13.44	58,690	14.54
Health Care Technology	10,368	2.50	30,157	7.47
Homebuilding	—	—	16,175	4.01
Home Furnishing Retail	—	—	4,975	1.23
Human Resource & Employment Services	—	—	3,862	0.96
Integrated Telecommunication Services	5,936	1.43	11,945	2.96
Internet Retail	—	—	—	—
Internet Software & Services	—	—	9,870	2.45
Metal & Glass Containers	—	—	3,018	0.75
Oil & Gas Drilling	6,417	1.54	9,291	2.30
Oil & Gas Exploration & Production	10,507	2.53	13,635	3.38

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS  – (continued)

	December 31, 2015		December 31, 2014
Oil & Gas Storage & Transportation	—	—	1,994	0.49
Other Diversified Financial Services	17,002	4.09	17,253	4.28
Research & Consulting Services	11,571	2.79	—	—
Specialized Consumer Services	18,054	4.35	17,964	4.45
Specialized Finance	21,910	5.28	24,615	6.10
Trading Companies & Distributors	—	—	—	—
Trucking	7,395	1.78	7,448	1.85
Total	$415,343	100.00%	$403,500	100.00%

The portfolio companies underlying the investments are located in the United States. As of December 31, 2015 and 2014, the weighted average remaining term of the Company’s debt investments was approximately 3.9 years and 4.5 years, respectively.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation (“RCS Capital”) on non-accrual status in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. As of December 31, 2015, the amortized cost and fair value of the Company’s investment in RCS Capital was $20,687 and $7,262, respectively. If approved by the U.S. Bankruptcy Court, the “pre-packaged” Chapter 11 Bankruptcy will result in the equitization of the Company’s original investment in RCS Capital.

As of December 31, 2015, the total fair value of non-accrual loans was $7,262. As of December 31, 2014, the Company had no non-accrual loans.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2015, there were no changes in the observability of valuation inputs that would have resulted in

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

a reclassification of assets between any levels. During the year ended December 31, 2014, changes in the observability of valuation inputs resulted in three reclassifications of assets from Level 3 to Level 2, with no other reclassification between levels.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$215,641	$215,641
Second lien secured loans	—	—	178,196	178,196
Equity	—	—	21,506	21,506
Total investments	—	—	$415,343	$415,343

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$220,038	$220,038
Second lien secured loans	—	—	162,252	162,252
Equity	—	—	21,210	21,210
Total investments	—	—	$403,500	$403,500

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$220,038	$162,252	$21,210	$403,500
Funding of investments	109,353	58,327	—	167,680
Non-cash interest income	481	731	—	1,212
Accretion of discount	966	570	—	1,536
Proceeds from pay downs and sales	(110,354)	(24,648)	—	(135,002)
Realized losses	(202)	(177)	—	(379)
Net unrealized (depreciation) appreciation	(4,641)	(18,859)	296	(23,204)
Transfers out of Level 3	—	—	—	—
Fair value, end of period	$215,641	$178,196	$21,506	$415,343

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2014:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair Value, beginning of period	$141,059	$131,380	$—	$272,439
Funding of investments	179,970	58,908	20,120	258,998
Non-cash interest income	726	716	—	1,442
Accretion of discount	684	611	—	1,295
Proceeds from pay downs	(87,267)	(7,520)	—	(94,787)
Realized losses	(52)	(12)	—	(64)
Net unrealized appreciation (depreciation)	2,402	(689)	1,090	2,803
Transfers out of Level 3	(17,484)	(21,142)	—	(38,626)
Fair value, end of period	$220,038	$162,252	$21,210	$403,500

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. A significant increase or decrease in the discount rate in isolation would result in significantly lower or higher fair value measurement, respectively. A significant increase or decrease in the market quote for an investment would in isolation result in significantly higher or lower fair value measurement, respectively. A significant increase or decrease in the exit multiple would in isolation result in significantly higher or lower fair value measurement, respectively. As the fair value of a debt investment diverges from par, which would generally be the case for non-accrual loans, the fair value measurement of that investment is more susceptible to significant volatility from changes in exit multiples as a significant unobservable input.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$145,646	Discounted cash flows	Discount rate Exit multiple	10.3% – 20.7% (13.6%) 4.5x – 8.0x (5.5x)
	69,995	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	10.5% – 23.5% (13.3%) 67.0 – 98.0 (92.5) 3.5 – 9.0 (6.8)
	$215,641
Second lien secured loans	$110,595	Discounted cash flows	Discount rate Exit multiple	11.1% – 20.0% (14.4%) 4.5 – 7.0 (6.0)
	67,601	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	10.6% – 20.3% (13.1%) 57.5 – 99.6 (87.4) 5.0 – 8.5 (5.3)
	$178,196
Equity	$20,200	Discounted cash flows	Discount rate	11.0%
	1,306	Black-Scholes model	Volatility	25.0%
	$21,506
Total Level 3 investments	$415,343

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$138,606	Discounted cash flows	Discount rate Exit multiple	9.1% – 22.5% (12.9%) 2.5x – 9.5x (6.1x)
	81,432	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	7.6% – 13.6% (10.1%) 95.5 – 99.5 (98.1) 5.1x – 11.9x (6.0x)
	$220,038
Second lien secured loans	$70,997	Discounted cash flows	Discount rate Exit multiple	11.2% – 14.6% (13.0%) 5.0x – 6.5x (5.6x)
	91,255	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.6% – 14.7% (11.7%) 89.8 – 101.0 (97.0) 1.0x – 8.5x (5.6x)
	$162,252
Equity	$20,000	Discounted cash flows	Discount rate	11.2%
	1,210	Black-Scholes model	Volatility	25.0%
	$21,210
Total Level 3 investments	$403,500

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
December 31, 2015
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

The following table presents the carrying values and fair values of the Company’s borrowings as of December 31, 2015 and 2014. The fair values of the credit facilities and the unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

	Fair Value Level	December 31, 2015		December 31, 2014
		Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM credit facility	3	$102,000	$103,686	$—	$—
Natixis credit facility	3	—	—	105,500	109,231
Senior notes	2	30,000	29,680	30,000	30,017
Unsecured term loan	3	55,000	54,682	55,000	54,442
		$187,000	$188,048	$190,500	$194,690

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2015, the Company’s asset coverage for borrowed amounts was 230.5%.

Total borrowings outstanding and available as of December 31, 2015, was as follows:

	Maturity	Rate	Carrying Value	Available
JPM credit facility	2019	L+2.90%	$102,000	$98,000
Unsecured term loan	2016	L+1.65%	55,000	—
Senior notes	2020	6.50%	30,000	—
Total debt			$187,000	$98,000

Total borrowings outstanding and available as of December 31, 2014, was as follows:

	Maturity	Rate	Carrying Value	Available
Natixis credit facility	2015	L+2.25%	$105,500	$44,500
Unsecured term loan	2016	L+1.65%	55,000	—
Senior notes	2020	6.50%	30,000	—
Total debt			$190,500	$44,500

Credit Facility:  On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Natixis Credit Facility”).

On December 23, 2015, the Company entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association, as administrative agent and lender (the “JPM Credit Facility”). The Company drew $102,000 on the JPM Credit Facility and used the proceeds to repay the Natixis Credit Facility in full at the expiry of its reinvestment period. The refinancing resulted in the accelerated amortization of $3,202 of deferred debt acquisition costs during the year ended December 31, 2015.

The Natixis Credit Facility bore interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company incurred a commitment fee of 0.75% per annum on any undrawn balance on or after August 13, 2014, and a commitment fee of 1.00% per annum on any undrawn balance from September 27, 2012 through August 12, 2014. The Natixis Credit Facility was secured by all of the assets held by WhiteHorse Warehouse. In connection with the agreement, WhiteHorse Warehouse pledged securities with a fair value of $357,678 as of December 31, 2014 as collateral for the Natixis Credit Facility. The Natixis Credit Facility had a final maturity date of September 27, 2021. Under the Natixis Credit Facility, the Company made certain customary representations and warranties and was required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. At December 31, 2014, the Company had $105,500 outstanding borrowings and $44,500 undrawn under the Natixis Credit Facility. Weighted average outstanding borrowings were $94,507, $30,668 and $23,717 at weighted average interest rates of 2.58%, 2.52% and 2.54% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s ability to draw down undrawn funds under the Natixis Credit Facility was determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2014, $44,500 was available to be drawn by the Company based on these requirements.

The JPM Credit Facility bears interest at LIBOR plus 2.90% on outstanding borrowings. The Company also incurs a commitment fee of 0.50% per annum through September 22, 2016, and at 1.00% per annum

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPM Credit Facility has not been borrowed. The commitment fee is waived through September 22, 2016 while borrowings under the JPM Credit Facility exceed $100,000. In connection with this agreement, WhiteHorse Credit pledged securities with a fair value of $282,001 as of December 31, 2015 as collateral for the JPM Credit Facility. The JPM Credit Facility has a final maturity date of December 23, 2019. Under the JPM Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2015, the Company had $102,000 in outstanding borrowings and $98,000 undrawn under the JPM Credit Facility. Weighted average outstanding borrowings were $1,118 at a weighted average interest rate of 3.33% for the year ended December 31, 2015. The Company’s ability to draw down undrawn funds under the JPM Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2015, $35,954 was available to be drawn by the Company based on these requirements.

Unsecured Term Loan:  On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P. (“Loan Fund II”), as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date to July 3, 2016. The amendment is effective as of January 6, 2015.

Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company is required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan is subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, the occurrence of certain events of bankruptcy, insolvency or reorganization or a payment default under certain of the Company’s other debt obligations. The unsecured term loan includes customary restrictions that limit the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it is the surviving entity following the merger and to amend its organizational documents. Loan Fund II has guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, has the right to require the lenders to assign the loan to it under certain circumstances. The Company is permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Senior Notes:  On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of 6.50% senior notes due 2020 (the “Senior Notes”), the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the Company’s revolving credit facilities. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
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

WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014; and for the fiscal quarter ended June 30, 2014 only to the extent that the determination of base management fees would otherwise include March 31, 2014 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets. During the years ended December 31, 2015, 2014 and 2013, the Company incurred base management fees of $8,560, $7,110 and $4,811, respectively, net of fees waived.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
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

The Incentive Fee Look-back Period commenced on January 1, 2013. Prior to January 1, 2016, the Incentive Fee Look-back Period consists of fewer than 12 full fiscal quarters.

The “Cumulative Pre-Incentive Fee Net Return” refers to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
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

The second component, the capital gains component of the incentive fee, which is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commenced on January 1, 2013, and equals 20% of cumulative aggregate realized capital gains from January 1, through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of each year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for the year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2015, 2014 and 2013, the Company incurred performance-based incentive fees of $4,323, $3,387 and $4,800, respectively.

Administration Agreement:  Pursuant to the Administration Agreement, H.I.G WhiteHorse Administration, LLC (“WhiteHorse Administration”), furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. WhiteHorse Administration also provides the Company with access to the resources necessary for it to perform its obligations as collateral manager. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission. In addition, WhiteHorse

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief compliance officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which it received reimbursement from the Company.

During the years ended December 31, 2015, 2014 and 2013, the Company incurred allocated administrative service fees of $1,140, $1,510 and $1,173, respectively.

Co-investments with Related Parties:  At December 31, 2015 and 2014, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $50 and $139, respectively.

At December 31, 2015, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $52,257. There were no co-investments with funds affiliated with WhiteHorse Finance as of December 31, 2014.

Rights Offering:  On November 20, 2015, WhiteHorse Finance completed its public offering of non-transferable subscription rights, entitling stockholders of record as of 5:00 p.m., New York City time, on October 23, 2015, to receive one right for each share of common stock owned. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. Pursuant to the rights offering, affiliates of WhiteHorse Finance subscribed for 3,319,107 shares of its common stock.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

The balance of unfunded commitments to extend credit was $14,000 and $20,500 as of December 31, 2015 and 2014, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

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

NOTE 8 — STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received in the public offering of non-transferable subscription rights to purchase shares of the Company’s common stock net of underwriting discounts and offering costs for the year ended December 31, 2015.

	Shares Issued	Price Per Share	Net Proceeds
November 20, 2015 public offering	3,321,033	$13.55	$43,977

Net proceeds are net of expenses incurred for services provided in connection with the rights offering, including $451 paid to the dealer manager.

NOTE 9 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Years ended December 31,
	2015	2014	2013	2012
Per share data:(1)
Net asset value, beginning of period	$15.04	$15.16	$15.30	N/A
Issuance of common stock	(0.11)	—	0.01	N/A
Offering costs	(0.07)	—	—	N/A
Investment operations:
Net investment income	1.36	1.13	1.29	N/A
Net realized and unrealized (losses) gains on investments	(1.47)	0.17	(0.02)	N/A
Net increase in net assets resulting from operations	(0.11)	1.30	1.27	N/A
Distributions declared	(1.42)	(1.42)	(1.42)	N/A
Net asset value, end of period	$13.33	$15.04	$15.16	$15.30
Total return based on market value(2)	(0.61)%	(23.56)%	2.03%	6.55%
Total return based on net asset value	(1.24)%	8.52%	8.32%	15.85%
Net assets, end of period	$244,052	$225,358	$227,002	$229,049
Per share market value at end of period	$11.48	$11.55	$15.11	$14.81
Shares outstanding end of period	18,303,890	14,982,857	14,977,056	14,965,624

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 9 — FINANCIAL HIGHLIGHTS  – (continued)

	Years ended December 31,
	2015	2014	2013	2012
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets	9.66%	7.48%	5.91%	1.04%
Ratio of incentive fees to average net assets	1.90%	1.48%	2.10%	0.00%
Ratio of total expenses to average net assets	11.56%	8.96%	8.01%	1.04%
Ratio of net investment income to average net assets	9.11%	7.41%	8.45%	16.91%
Portfolio turnover ratio	32.97%	40.01%	74.83%	86.01%

(1)	Calculated using the weighted average shares outstanding for the period.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Advisers did not waive any base management fees during the year ended December 31, 2015.

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

NOTE 10 — INCOME TAXES

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
	2015	2014	2013
Net (decrease) increase in net assets resulting from operations	$(2,828)	$19,544	$19,030
Change in net unrealized depreciation on investments	23,204	(2,607)	280
Other book-to-tax differences	99	276	14
Taxable income before deductions for distributions	$20,475	$17,213	$19,324

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 10 — INCOME TAXES  – (continued)

The tax character of distributions was as follows:

	Years ended December 31,
	2015		2014		2013
Ordinary income	$21,654	96.4%	$21,276	100.0%	$18,532	87.2%
Return of capital	801	3.6	—	—	—	—
Long-term capital gains	—	—	—	—	2,725	12.8
Total distributions	$22,455	100.0%	$21,276	100.0%	$21,257	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to return of capital distributions paid, the capital loss reclassification of premium amortization and the capital gain reclassification of fee income resulted in a net decrease in paid-in capital, a net decrease in distributions in excess of net income and a net decrease in accumulated net realized losses on investments. During the prior fiscal year, permanent differences primarily due to the capital loss reclassification of premium amortization, the recognition of market discount upon significant modification of debt, and the capital gain reclassification of fee income resulted in a net decrease in additional paid-in capital, a net increase in distributions in excess of net income and a net decrease of accumulated net realized losses on investments. During the fiscal year ended December 31, 2013, permanent differences due to the capital loss reclassification of premium amortization, dividend redesignation and the capital gain reclassification of fee income resulted in a net increase in capital distributions in excess of net income and a net decrease of realized losses on investments. These reclassifications had no net effect on net assets.

As of December 31, 2015, 2014 and 2013, the tax basis components of distributable earnings were as follows:

	December 31,
	2015	2014	2013
Accumulated capital and other losses	$(583)	$(1,306)	$—
Net unrealized (depreciation) appreciation on investments	(20,564)	3,236	236
Distributions deferred	(6,498)	(5,319)	(1,256)
Total (accumulated deficit) distributable earnings – tax basis	$(27,645)	$(3,389)	$(1,020)

There were no late year ordinary losses for the fiscal year ended December 31, 2015. As of December 31, 2014, the Company had incurred and elected to defer $225 of qualified late year ordinary losses. These losses were treated as arising on January 1, 2015.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. Companies are permitted to carry forward capital losses incurred in taxable years beginning December 22, 2010 for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2015, the Company had short-term and long-term capital loss carryforwards of $132 and $451, respectively.

As of December 31, 2015 and 2014, the cost of investments for federal income tax purposes was $435,271 and $399,627, respectively, resulting in net unrealized depreciation of $20,564 and net unrealized appreciation of $3,236, respectively, on a tax basis.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the period

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2015
(in thousands, except share and per share data)

NOTE 10 — INCOME TAXES  – (continued)

presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

NOTE 11 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	2015
	Q4	Q3	Q2	Q1
Total investment income	$11,934	$11,707	$12,162	$11,271
Net investment income	3,873 (1)	5,662	5,886	5,334
Net realized and unrealized losses on investments	(18,652)	(4,234)	(136)	(561)
Net (decrease) increase in net assets resulting from operations	(14,779)	1,428	5,750	4,773
Earnings per share	(0.98)	0.10	0.38	0.32
Net asset value per share	$13.33	$14.77	$15.03	$15.00

	2014
	Q4	Q3	Q2	Q1
Total investment income	$11,013	$9,265	$9,018	$8,250
Net investment income	4,976	4,043	3,992	3,990
Net realized and unrealized (losses) gains on investments	(1,380)	519	1,024	2,380
Net increase in net assets resulting from operations	3,594	4,563	5,017	6,370
Earnings per share	0.24	0.31	0.34	0.43
Net asset value per share	$15.04	$15.16	$15.21	$15.23

	2013
	Q4	Q3	Q2	Q1
Total investment income	$8,615	$11,122	$9,498	$8,382
Net investment income	4,169	6,282	4,850	4,009
Net realized and unrealized gains (losses) on investments	2,166	(262)	(1,683)	(501)
Net increase in net assets resulting from operations	6,335	6,020	3,167	3,508
Earnings per share	0.42	0.40	0.21	0.23
Net asset value per share	$15.16	$15.09	$15.04	$15.18

(1)	Includes $3.2 million of accelerated amortization of debt acquisition costs related to the refinancing of the Company’s revolving credit facility on December 23, 2015.

NOTE 12 — SUBSEQUENT EVENT

On March 9, 2016, the company declared a distribution of $0.355 per share in respect to the quarter ending March 31, 2016 to stockholders of record on March 21, 2016. The distribution is payable on April 4, 2016.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	51	Chairman of the Board of Directors	2012	2018
Jay Carvell	50	Director, Chief Executive Officer	2012	2017
Independent Directors
Rick D. Puckett	62	Director, Chairman of the Audit Committee	2012	2018
Thomas C. Davis	67	Director, Chairman of the Nominating and Corporate Governance Committee	2012	2017
G. Stacy Smith	47	Director, Chairman of the Compensation Committee	2012	2016

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc:  Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $8 billion of capital across multiple investment funds. He has more than 24 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

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

Independent Directors

Thomas C. Davis:  Mr. Davis has served as a director since 2012. He currently serves on the board of directors of Affirmative Insurance Holdings, Inc. Mr. Davis is actively involved in investing in and financing small-cap companies through a wholly owned financial advisory firm called The Concorde Group, Inc., of which he serves as Chief Executive Officer. Mr. Davis served on the board of directors of Westwood Holdings Group, Inc. from 2004 to 2013, BioHorizons Inc. from 2009 to 2013 and Dean Foods Company from 2001 to 2015. Mr. Davis previously served as the Managing Partner and head of Donaldson, Lufkin & Jenrette Inc.’s investment banking and corporate finance activities in the southwestern United States from March 1984 to February 2001, when Credit Suisse First Boston acquired Donaldson, Lufkin & Jenrette. At Donaldson, Lufkin & Jenrette, Mr. Davis was responsible for the mergers and acquisitions activity and the equity and leveraged finance activity that Donaldson, Lufkin & Jenrette undertook in the southwestern United States. In this capacity, Mr. Davis worked with several large private equity firms as clients, in addition to a variety of public and private companies in the following industries: broadcast and telecommunications, energy, food service and health care. Mr. Davis received a B.S. in Aerospace Engineering from Georgia Tech and an M.B.A. from Harvard Business School and was an officer in the U.S. Navy.

Mr. Davis’ experience as Managing Partner at a large investment banking firm overseeing corporate finance activities and as a board member of several companies are among the attributes that led to the conclusion that Mr. Davis should serve on our board of directors.

Rick D. Puckett:  Mr. Puckett has served as a director since 2012. Rick D. Puckett is Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Snyder’s-Lance Inc., Charlotte, NC. He leads all Finance, Information Technology, Human Resources, Legal, Investor Relations, Risk Management, Corporate Relations and Treasury functions. He leads the support for the company’s achievement of its key strategic initiatives in supply chain and sales efficiency improvements. Prior to Snyder’s-Lance, Rick was Executive Vice President, Chief Financial Officer and Treasurer for United Natural Foods, Inc. Rick is a Certified Public Accountant and received his degree in Accounting and his MBA from the University of Kentucky. Rick Chairs the Board of the North Carolina Blumenthal Performing Arts and is a Director for Whitehorse Finance, Inc. (NASDAQ:WHF), a public company where he is the Chairman of the Audit Committee. Rick is a Director of SPX Corporation (NYSE:SPXC), a public company where he is the Chairman of the Audit Committee and serves on the Compensation and Governance Committees. He is a member of the Board of Advisors for Wake Forest University Charlotte and the Board of Advisors of the CFO Alliance in Charlotte.

Mr. Puckett’s experience as Executive Vice President and Chief Financial Officer at a public company and his training as a Certified Public Accountant are among the attributes that led to the conclusion that Mr. Puckett should serve on our board of directors.

G. Stacy Smith:  Mr. Smith has served as a director since 2015. Mr. Smith currently serves on the board of directors of Independent Bank Group, a bank holding company, to which he was elected in February 2013. Mr. Smith co-founded in February 2012 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets. Since 2012, he has also served as a partner of SCW Capital, LP, a private equity hedge fund focused on the financial and energy sectors. In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2013. Mr. Smith serves on the board of directors of the Cotton Bowl. Mr. Smith received a Bachelor of Business Administration in Finance and Accounting from the University of Texas at Austin in 1990.

Mr. Smith’s experience as a board member, partner for several investment companies and manager for a hedge fund are among the attributes that led to the conclusion that Mr. Smith should serve on our board of directors.

Officers Who are Not Directors

Name	Age	Position
Gerhard Lombard	42	Chief Financial Officer, Treasurer
Marco Collazos	40	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

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

Marco Collazos:  Mr. Collazos is our Chief Compliance Officer. Mr. Collazos also currently serves as Director of Compliance for H.I.G. Capital, a position he has held since May 2013. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013 and was a Senior Compliance Officer for Bulltick Capital Markets from April 2008 until February 2011. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group (a regulatory and compliance consulting firm), as well as a Compliance Examiner for several years with the SEC and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided to us, we believe that, during the fiscal year ended December 31, 2015, with the exception of one Form 4 filed one day late by Mr. Smith due to an administrative oversight, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Corporate Governance

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2015, our board of directors held six board of directors meetings, four audit committee meetings, two nominating and corporate governance committee meetings and one compensation committee meeting. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourages directors to attend the annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

The members of the audit committee are Messrs. Davis, Smith and Puckett, each of whom is independent for purposes of the 1940 Act and the NASDAQ Global Select Market corporate governance regulations. Mr. Puckett serves as chairman of the audit committee. The audit committee is responsible for pre-approving the engagement of the independent accountants to render audit and/or permissible non-audit services, approving the terms of compensation of such independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available. The board of directors and audit committee use the services of one or more independent valuation firms to help them determine the fair value of these securities. Our board of directors has determined that Mr. Puckett is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act. In addition, each member of our audit committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The audit committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Davis, Smith and Puckett, each of whom is independent for purposes of the 1940 Act and the corporate governance regulations of the NASDAQ Global Select Market. Mr. Davis serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee of the board of directors, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The nominating and corporate governance committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

The nominating and corporate governance committee considers stockholders’ recommendations for possible nominees for election as directors when such recommendations are submitted in accordance with our bylaws, the nominating and corporate governance committee charter and any applicable law, rule or regulation regarding director nomination. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our Secretary, Richard Siegel, c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information set forth in our bylaws, including the following information for each director nominee: full name, age and address; principal occupation during the past five years; directorships on publicly held companies and investment companies during the past five years; number of shares of our common stock owned, if any; and a written consent of the individual to stand for election if nominated by the board of directors and to serve if elected by the stockholders. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must deliver to our Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the board of directors, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.

Criteria considered by the nominating and corporate governance committee in evaluating the qualifications of individuals for election as members of the board of directors include compliance with the independence and other applicable requirements of the corporate governance requirements of the NASDAQ Global Select Market, the 1940 Act and the SEC, and all other applicable laws, rules, regulations and listing standards, the criteria, policies and principles set forth in the nominating and corporate governance committee charter and the ability to contribute to the effective management of WhiteHorse Finance, taking into account its needs and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate. The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as members of the board of directors, but the nominating and corporate governance committee will consider such factors as it may deem are in the best interests of WhiteHorse Finance and its stockholders. Such factors may include the individual’s professional experience, education, skills and other individual qualities or attributes, including gender, race or national origin.

Compensation Committee

We established a compensation committee in May 2014. The members of the compensation committee are Messrs. Davis, Smith and Puckett, each of whom meets the independence standards established by the SEC and the corporate governance requirements of the NASDAQ Global Select Market. Mr. Smith serves as chairman of the compensation committee. The compensation committee is responsible for determining, or recommending to the board of directors for determination, the compensation, if any, of our chief executive officer and all of our other executive officers. Currently none of our executive officers are compensated by us and, as a result, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee also has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The compensation committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Item 11.	Executive Compensation

Compensation of Chief Executive Officer and Other Executive Officers

None of our officers receives direct compensation from us. An allocable portion of the compensation of our chief financial officer and our chief compliance officer is paid by WhiteHorse Administration, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that our administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the administrator.

Compensation of Directors

Our independent directors each receive an annual fee of $52,500. They also receive $3,500 per each full Board of Directors meeting attended, plus $1,500 per each meeting attended that is determined by the Directors to constitute a “special purpose” Board of Directors meeting and not a full Board of Directors meeting, plus $1,500 per each meeting of the Audit Committee of the Board of Directors attended, plus $1,500 per each meeting of the Nominating and Corporate Governance Committee of the Board of Directors attended, together with reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee receives an annual fee of $10,000, and the chairman of the nominating and corporate governance committee receives an annual fee of $5,000 for their additional services in these capacities. No compensation is paid to directors who are “interested persons.” In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2015. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

Name	Aggregate Compensation from WhiteHorse Finance	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Rick D. Puckett	$83,000	—	$83,000
Thomas C. Davis	75,000	—	75,000
Alexander W. Pease(2)	36,500	—	36,500
G. Stacy Smith(3)	38,000	—	38,000
Interested Directors
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Mr. Pease served as a director from 2012 to June 1, 2015. Prior to his resignation, Mr. Pease served on the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.
(3)	Mr. Smith was elected to the board of directors on August 3, 2015.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 11, 2016, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	6,337,976	34.6%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	5,164,646	28.2%
John Bolduc(2)	Beneficial	157,146	*
Jay Carvell(2)	Beneficial	13,492	*
Anthony Tamer(3)(4)	Beneficial	11,696,401	63.9%
Sami Mnaymneh(3)(5)	Beneficial	11,703,813	63.9%
Thomas C. Davis(2)	Beneficial	8,000	*
G. Stacy Smith(2)	Beneficial	30,000	*
Rick D. Puckett(2)	Beneficial	18,398	*
Marco Collazos(2)	Beneficial	—	*
Gerhard Lombard(2)	Beneficial	5,454	*
Advisors Asset Management, Inc.	Beneficial	963,839	5.3%
All officers and directors as a group (7 persons)	Beneficial	232,490	1.1%

*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The

shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 11,502,622 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 11,502,622 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, LLC, 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(4)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 189,543 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(5)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 201,191 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(6)	The information provided is derived from a Schedule 13G filed on February 10, 2016 by Advisors Asset Management, Inc. The address for Advisors Asset Management, Inc. is 18925 Base Camp Road, Monument, Colorado 80132. Advisors Asset Management, Inc. is sponsor of several unit investment trusts which hold shares of the Company’s common stock. No unit investment trust sponsored by Advisors Asset Management, Inc. holds 5% or more of the Company’s common stock. Advisors Asset Management, Inc. disclaims beneficial ownership of such shares.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions With Related Persons

See “Business — Management Agreements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” for a description of our transactions with related persons.

Item 14.	Principal Accountant Fees and Services

Crowe Horwath LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2015 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2016. The audit committee selected Crowe Horwath LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe Horwath LLP in WhiteHorse Finance.

The following table sets forth Crowe Horwath LLP’s fees (dollars in thousands):

	Years ended December 31,
	2015	2014
Audit Fees	$290	$258
Audit-Related Fees	45	20
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$335	$278

“Audit Fees” are those fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with statutory and regulatory filings.

“Audit-Related Fees” are those fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe Horwath LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2015 and 2014.

“All Other Fees” are those fees billed for services, other than the services reported above, related to our registration statements and related prospectuses.

The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Crowe Horwath LLP. The policy requires that the audit committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management. All services described in the table above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements — Refer to Item 8 starting on page 76.

(2) Financial Statements Schedules — None.

(3) Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on July 23, 2013)
4.3	Form of Senior Notes (included as part of Exhibit 4.2)
10.1	Investment Advisory Agreement between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.3	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.6	Revolving Credit and Security Agreement, dated September 27, 2012 (Incorporated by reference to Exhibit (k)(5) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.7	Amended and Restated Loan Sale and Contribution Agreement, dated September 27, 2012 (Incorporated by reference to Exhibit (k)(6) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.8	Collateral Management Agreement, dated September 27, 2012 (Incorporated by reference to Exhibit (k)(7) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.9	Form of Risk Retention Letter (Incorporated by reference to Exhibit (k)(8) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.10	Form of Term Loan Agreement (Incorporated by reference to Exhibit (k)(9) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.11	First Amendment to Term Loan Agreement, dated as of July 9, 2013 (Incorporated by reference to Exhibit (k)(12) to the Registrant’s Pre-effective Amendment No. 3 to the Registration Statement on Form N-2, filed on July 10, 2013)
10.12	Form of Term Loan Note in favor of Citibank, N.A. (Incorporated by reference to Exhibit (k)(10) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.13	Form of Term Loan Note in favor of Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit (k)(11) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.14	Second Amendment to Term Loan Agreement, dated as of July 19, 2013 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed on March 12, 2014)
10.15	Amended and Restated Credit and Security Agreement, dated August 13, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on August 14, 2014)
10.16	Second Amended and Restated Loan Sale and Contribution Agreement, dated August 13, 2014 (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K, filed on August 14, 2014)
10.17	Retention of Net Economic Interest Letter, dated August 13, 2014 (Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K, filed on August 14, 2014)
10.18	Third Amendment to Term Loan Agreement, dated as of December 22, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on January 9, 2015)
10.19	Subscription Agent Agreement between Registrant and American Stock Transfer & Trust, LLC, dated October 22, 2015 (Incorporated by reference to Exhibit (d)(8) to the Registrant’s Post-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 23, 2015)
10.20	Information Agent Agreement between Registrant and D.F. King & Co., Inc., dated October 22, 2015 (Incorporated by reference to Exhibit (d)(9) to the Registrant’s Post-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 23, 2015)
10.21	Dealer Manager Agreement among the Registrant, H.I.G. WhiteHorse Advisers, LLC, H.I.G. WhiteHorse Administration, LLC and Deutsche Bank Securities Inc., as dealer manager, dated October 22, 2015 (Incorporated by reference to Exhibit (h)(3) to the Registrant’s Post-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 23, 2015)
10.22	First Amendment to Second Amended and Restated Credit and Security Agreement, dated September 23, 2015, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, and Natixis, New York Branch, as facility agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2015)
10.23	Second Amended and Restated Credit and Security Agreement, dated July 8, 2015, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as facility agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2015)
10.24	Loan Agreement, dated as of December 23, 2015, by and among WhiteHorse Finance Credit I, LLC, as company, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any additional lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)

14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1*	List of Subsidiaries
24*	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Jay Carvell Name: Jay Carvell Title: Chief Executive Officer

Date: March 15, 2016

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jay Carvell Jay Carvell	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2016
/s/ Gerhard Lombard Gerhard Lombard	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2016
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 15, 2016
/s/ Rick D. Puckett Rick D. Puckett	Director	March 15, 2016
/s/ Thomas C. Davis Thomas C. Davis	Director	March 15, 2016
/s/ G. Stacy Smith G. Stacy Smith	Director	March 15, 2016