Form 10-Q
period 2016-03-31
WhiteHorse Finance, Inc.
filed 2016-05-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of May 6, 2016 the Registrant had 18,303,890 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$397,950	$395,143
Non-controlled affiliate company investments	19,200	20,200
Total investments, at fair value (amortized cost $439,147 and $436,109, respectively)	417,150	415,343
Cash and cash equivalents	14,507	22,769
Restricted cash and cash equivalents	6,596	—
Interest receivable	4,352	3,407
Prepaid expenses and other receivables	141	192
Total assets	$442,746	$441,711

Liabilities
Debt	$186,696	$183,482
Distributions payable	6,498	6,498
Management fees payable	5,573	3,813
Payable for investments purchased	—	2,865
Accounts payable and accrued expenses	893	1,001
Total liabilities	199,660	197,659

Commitments and contingencies (See Note 7)

Net assets
Common stock, 18,303,890 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	18	18
Paid-in capital in excess of par	271,679	271,679
Accumulated overdistributed net investment income	(7,155)	(7,419)
Accumulated realized gains on investments	1,176	1,176
Accumulated unrealized depreciation on investments	(22,632)	(21,402)
Total net assets	243,086	244,052
Total liabilities and total net assets	$442,746	$441,711

Number of shares outstanding	18,303,890	18,303,890
Net asset value per share	$13.28	$13.33

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2016	2015
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,020	$10,511
Fee income	676	100
From non-controlled affiliate company investments
Dividend income	714	660
Total investment income	13,410	11,271

Expenses
Interest expense	1,916	1,670
Base management fees	2,252	2,120
Performance-based incentive fees	1,691	1,333
Administrative service fees	210	329
General and administrative expenses	579	485
Total expenses	6,648	5,937
Net investment income	6,762	5,334

Realized and unrealized losses on investments
Net realized losses on investments
Non-controlled/non-affiliate company investments	—	(83)
Net realized losses	—	(83)
Net change in unrealized depreciation
Non-controlled/non-affiliate company investments	(230)	(478)
Non-controlled affiliate company investments	(1,000)	—
Net change in unrealized depreciation on investments	(1,230)	(478)
Net realized and unrealized losses on investments	(1,230)	(561)
Net increase in net assets resulting from operations	$5,532	$4,773

Per common share data
Basic and diluted earnings per common share	$0.30	$0.32
Distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	18,303,890	14,982,857

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Realized Gains (Losses) on	Accumulated Unrealized Appreciation (Depreciation)	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	on Investments	Assets
Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

Net increase in net assets resulting from operations	—	—	—	5,334	(83)	(478)	4,773

Distributions declared	—	—	—	(5,319)	—	—	(5,319)

Balance at March 31, 2015	14,982,857	$15	$228,731	$(5,903)	$645	$1,324	$224,812

Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

Net increase in net assets resulting from operations	—	—	—	6,762		(1,230)	5,532

Distributions declared	—	—	—	(6,498)	—	—	(6,498)

Balance at March 31, 2016	18,303,890	$18	$271,679	$(7,155)	$1,176	$(22,632)	$243,086

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,532	$4,773
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid in kind income	(305)	(314)
Net realized losses on investments	—	83
Net unrealized depreciation on investments	1,230	478
Accretion of discount	(567)	(254)
Amortization of deferred financing costs	214	176
Acquisition of investments	(20,550)	(26,475)
Proceeds from principal payments and sales of portfolio investments	18,385	38,693
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(6,596)	(1,203)
Interest receivable	(945)	(23)
Prepaid expenses and other receivables	51	57
Receivable from investments sold	—	(4,750)
Management fees payable	1,760	179
Payable for investments purchased	(2,865)	—
Accounts payable and accrued expenses	(108)	(298)
Net cash (used in) provided by operating activities	(4,764)	11,122

Cash flows from financing activities
Proceeds from borrowings under credit facility	3,000	6,000
Repayment of borrowings under credit facility	—	(11,000)
Deferred financing costs	—	(563)
Distributions paid to common stockholders, net of distributions reinvested	(6,498)	(5,319)
Net cash used in financing activities	(3,498)	(10,882)

Net change in cash and cash equivalents	(8,262)	240
Cash and cash equivalents at beginning of period	22,769	11,647
Cash and cash equivalents at end of period	$14,507	$11,887

Supplemental disclosure of cash flow information:
Interest paid	$1,482	$1,471

Supplemental noncash disclosures:
Dividends reinvested	$—	$—

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50%	12.00%	12/8/20	$27,738	$27,204	$27,738	11.41%
	(0.50% Floor)	(1.00% PIK)
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00%	11.00%	9/15/20	16,357	16,204	16,341	6.72
	(1.00% Floor)
				44,095	43,408	44,079	18.13
Broadcasting
Multicultural Radio Broadcasting, Inc.(6)
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	14,850	14,850	14,761	6.07
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25%	11.25%	6/25/20	25,000	24,743	24,625	10.13
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+10.25%	11.25%	6/25/20	—	(49)	—	—
	(1.00% Floor)
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,000	8,891	8,928	3.67

Sigue Corporation(6)
Second Lien Secured Term Loan	L+10.50%	11.50%	12/27/18	25,000	24,693	24,725	10.17
	(1.00% Floor)
				59,000	58,278	58,278	23.97
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	36,540	35,668	36,613	15.06
	(1.00% Floor)	(1.00% PIK)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+9.75%	10.75%	2/26/23	7,664	7,509	7,511	3.09
	(1.00% Floor)
Distributors
360 Holdings III Corp.(6)
First Lien Secured Term Loan	L+9.00%	10.00%	10/1/21	9,950	9,562	9,751	4.01
	(1.00% Floor)
Diversified Support Services
Expert Global Solutions, Inc.
Second Lien Secured Term Loan	L+11.00%	12.50%	10/3/18	20,000	19,843	19,840	8.16
	(1.50% Floor)
Orion Healthcorp, Inc.(6)
First Lien Secured Term Loan	L+9.00%	11.00%	9/30/17	314	305	314	0.13
	(2.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	9/18/22	8,670	8,505	8,540	3.51
	(1.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+7.75%	9.00%	8/16/19	11,794	11,644	10,025	4.12
	(1.25% Floor)	(1.50% PIK)
				40,778	40,297	38,719	15.92
Electronic Equipment & Instruments
AP Gaming I, LLC (6)
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,775	9,550	9,433	3.88
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan(6)	L+11.00%	12.00%	11/20/19	$17,412	$17,145	$16,803	6.91%
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	5,032	4,950	4,855	2.00
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw	L+11.00%	12.00%	11/20/19	5,047	4,965	4,870	2.00
Loan	(1.00% Floor)	(1.00% PIK)
				27,491	27,060	26,528	10.91
Health Care Facilities
Coastal Sober Living, LLC(6)
First Lien Secured Term Loan	L+10.25%	11.25%	6/30/19	40,480	39,924	39,873	16.40
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,550	14,419	14,405	5.93
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	973	988	0.41
				56,030	55,316	55,266	22.74
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	6,365	6,181	6,364	2.62
	(0.50% Floor)
First Lien Secured Revolving Loan	P+12.00%	15.50%	4/24/19	—	—	—	—
	(3.50% Floor)
				6,365	6,181	6,364	2.62
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	9,090	9,060	7,363	3.03
	(1.25% Floor)
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	P+10.27%	13.77%	3/17/21	6,000	5,881	5,940	2.44
	(3.50% Floor)
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25%	12.25%	1/25/21	5,000	4,963	4,995	2.05
	(1.00% Floor)
Oil & Gas Drilling
ProPetro Services, Inc.(6)
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	8,750	8,688	6,160	2.53
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,862	9,178	3.77
	(1.25% Floor)
Larchmont Resources, LLC
First Lien Secured Term Loan	L+8.75%	9.75%	8/7/19	1,740	1,770	800	0.33
	(1.00% Floor)
				14,740	14,632	9,978	4.10
Other Diversified Financial Services
RCS Capital Corporation(6) (7) (9)
Second Lien Secured Term Loan	L+10.50%	11.50%	4/29/21	20,750	20,687	7,262	2.99
	(1.00% Floor)
The Pay-O-Matic Corp
First Lien Secured Term Loan	L+11.00%	12.00%	3/31/18	9,625	9,485	9,587	3.94
	(1.00% Floor)
				30,375	30,172	16,849	6.93

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

March 31, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Research & Consulting Services
Project Time & Cost, LLC(6)
First Lien Secured Term Loan	L+11.00%	11.50%	10/9/20	$11,400	$11,177	$11,400	4.69%
	(0.50% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.(6)
Second Lien Secured Term Loan	L+9.00%	10.25%	7/1/20	18,000	17,838	18,090	7.44
	(1.25% Floor)
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	1,496	1,496	1,496	0.62

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.43%	10/31/19	7,500	7,441	7,425	3.05

Total Debt Investments				424,889	419,027	396,999	163.32

Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A	N/A	12/8/25	—	—	—	—

Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	9/30/18	—	—	646	0.27

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	184	0.08
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	35	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	66	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	20	0.01
				—	—	305	0.13
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	19,200	7.89

Total Equity Investments				—	20,120	20,151	8.29

Total Investments				$424,889	$439,147	$417,150	171.61%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or the Prime Rate (‘‘Prime’’ or ‘‘P’’), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the ‘‘all-in-rate’’ including the current index and spread, the fixed rate, and the payment-in-kind (‘‘PIK’’) interest rate, as the case may be.

(4)	The Company’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s revolving credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 86% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(9)	The investment is on non-accrual status.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50%	12.00%	12/8/20	$28,017	$27,462	$27,765	11.38%
	(0.50% Floor)	(1.00% PIK)
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00%	11.00%	9/15/20	16,462	16,302	16,429	6.73
	(1.00% Floor)
				44,479	43,764	44,194	18.11
Broadcasting
Multicultural Radio Broadcasting, Inc.(6)
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	14,850	14,850	14,806	6.07
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25%	11.25%	6/25/20	25,000	24,731	24,650	10.10
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+10.25%	11.25%	6/25/20	—	(52)	—	—
	(1.00% Floor)
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,000	8,881	8,973	3.68

Sigue Corporation(6)
Second Lien Secured Term Loan	L+10.50%	11.50%	12/27/18	25,000	24,669	24,875	10.19
	(1.00% Floor)
				59,000	58,229	58,498	23.97
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	36,447	35,510	36,447	14.92
	(1.00% Floor)	(1.00% PIK)
Distributors
360 Holdings III Corp.(6)
First Lien Secured Term Loan	P+8.00%	11.50%	10/1/21	9,975	9,575	9,775	4.01
	(3.50% Floor)
Diversified Support Services
Expert Global Solutions, Inc.
Second Lien Secured Term Loan	L+11.00%	12.50%	10/3/18	20,000	19,831	19,820	8.12
	(1.50% Floor)
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00%	11.00%	9/30/17	6,991	6,830	6,998	2.87
	(2.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	9/18/22	8,670	8,501	8,540	3.50
	(1.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+7.75%	9.00%	8/16/19	11,745	11,585	9,983	4.09
	(1.25% Floor)	(1.50% PIK)
				47,406	46,747	45,341	18.58
Electronic Equipment & Instruments
AP Gaming I, LLC (6)
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,800	9,566	9,663	3.96
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00%	12.00%	11/20/19	$15,170	$14,889	$14,639	6.00%
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	5,019	4,931	4,843	1.98
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw	L+11.00%	12.00%	11/20/19	5,034	4,946	4,858	1.99
Loan	(1.00% Floor)	(1.00% PIK)
				25,223	24,766	24,340	9.97
Health Care Distributors
P2 Newco Acquisition, Inc.(6)
Second Lien Secured Term Loan	L+8.50%	9.50%	10/22/21	6,000	5,952	5,982	2.45
	(1.00% Floor)
Health Care Facilities
Coastal Sober Living, LLC(6)
First Lien Secured Term Loan	L+9.25%	10.25%	6/30/19	41,030	40,436	40,251	16.48
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,588	14,441	14,588	5.98
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	971	992	0.41
				56,618	55,848	55,831	22.88
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	9,185	8,954	9,350	3.83
	(0.50% Floor)
First Lien Secured Revolving Loan	P+12.00%	15.50%	4/24/19	1,000	1,000	1,018	0.42
	(3.50% Floor)
				10,185	9,954	10,368	4.25
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	9,090	9,059	5,936	2.43
	(1.25% Floor)
Oil & Gas Drilling
ProPetro Services, Inc. (6)
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	8,875	8,809	6,417	2.63
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,856	9,269	3.80
	(1.25% Floor)
Larchmont Resources, LLC
First Lien Secured Term Loan	L+8.75%	9.75%	8/7/19	1,745	1,777	1,238	0.51
	(1.00% Floor)
				14,745	14,633	10,507	4.31
Other Diversified Financial Services
RCS Capital Corporation(6) (7) (9)
Second Lien Secured Term Loan	L+10.50%	11.50%	4/29/21	20,750	20,687	7,262	2.98
	(1.00% Floor)
The Pay-O-Matic Corp
First Lien Secured Term Loan	L+11.00%	12.00%	3/31/18	9,750	9,594	9,740	3.99
	(1.00% Floor)
				30,500	30,281	17,002	6.97
Research & Consulting Services
Project Time & Cost, LLC(6)
First Lien Secured Term Loan	L+11.00%	11.50%	10/9/20	11,700	11,468	11,571	4.74
	(0.50% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.(6)
Second Lien Secured Term Loan	L+9.00%	10.25%	7/1/20	18,000	17,830	18,054	7.40
	(1.25% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	$1,710	$1,710	$1,710	0.70%

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.43%	10/31/19	7,500	7,438	7,395	3.03

Total Debt Investments				422,103	415,989	393,837	161.37

Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A	N/A	12/8/25	—	—	—	—

Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	9/30/18	—	—	989	0.41

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	191	0.08
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	37	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	69	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	20	0.01
				—	—	317	0.14
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,200	8.28

Total Equity Investments				—	20,120	21,506	8.82

Total Investments				$422,103	$436,109	$415,343	170.19%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR or Prime, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the ‘‘all-in-rate’’ including the current index and spread, the fixed rate, and the payment-in-kind (‘‘PIK’’) interest rate, as the case may be.

(4)	The Company’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s revolving credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 86% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(9)	The investment is on non-accrual status.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiaries, WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”) and WhiteHorse Finance Credit I, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2016.

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

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facilities. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and other amounts due.

Deferred Financing Costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations over the estimated life of the borrowings. Deferred financing costs are presented in the consolidated statements of assets and liabilities as a direct reduction from the carrying amount of the related debt liability

Income Taxes: The Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company is generally required to pay a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on March 31, 2016 or December 31, 2015. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

During April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that requires debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU 2015-03, which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03.

During February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the consolidation requirements set forth under ASC Topic 810. Under this revised standard, greater emphasis is placed on risk of loss when determining a controlling financial interest. This standard also amends how variable interests held by a reporting entity’s related parties affect the reporting entity’s consolidation conclusion. The amendments made by ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$215,400	$210,916	$219,126	$215,641
Second lien secured loans	203,627	186,083	196,863	178,196
Equity	20,120	20,151	20,120	21,506
Total	$439,147	$417,150	$436,109	$415,343

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2016		December 31, 2015
Advertising	$44,079	10.57%	$44,194	10.64%
Broadcasting	14,761	3.54	14,806	3.56
Consumer Finance	58,278	13.97	58,498	14.08
Data Processing & Outsourced Services	36,613	8.78	36,447	8.78
Department Stores	7,511	1.80	—	—
Distributors	9,751	2.34	9,775	2.35
Diversified Support Services	39,365	9.44	46,330	11.15
Electronic Equipment & Instruments	9,433	2.26	9,663	2.33
Food Retail	26,833	6.43	24,657	5.94
Health Care Distributors	—	—	5,982	1.44
Health Care Facilities	55,266	13.25	55,831	13.44
Health Care Technology	6,364	1.53	10,368	2.50
Integrated Telecommunication Services	7,363	1.77	5,936	1.43
Internet Retail	5,940	1.42	—	—
Oil & Gas Drilling	6,160	1.48	6,417	1.54
Oil & Gas Exploration & Production	9,978	2.39	10,507	2.53
Other Diversified Financial Services	16,849	4.04	17,002	4.09
Office Services & Supplies	4,995	1.18	—	—
Research & Consulting Services	11,400	2.73	11,571	2.79
Specialized Consumer Services	18,090	4.34	18,054	4.35
Specialized Finance	20,696	4.96	21,910	5.28
Trucking	7,425	1.78	7,395	1.78
Total	$417,150	100.00%	$415,343	100.00%

The portfolio companies underlying the investments are located in the United States. As of March 31, 2016 and December 31, 2015, the weighted average remaining term of the Company’s debt investments was approximately 3.8 years and 3.9 years, respectively.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation (‘‘RCS Capital’’) on non-accrual status in anticipation of a voluntary petition for a ‘‘pre-packaged’’ Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. As of March 31, 2016, the amortized cost and fair value of the Company’s investment in RCS Capital was $20,687 and $7,262, respectively. As of December 31, 2015, the amortized cost and fair value of the Company’s investment in RCS Capital was $20,687 and $7,262, respectively. If approved by the U.S. Bankruptcy Court, the ‘‘pre-packaged’’ Chapter 11 Bankruptcy will result in the equitization of the Company’s original investment in RCS Capital.

As of March 31, 2016 and 2015, the total fair value of non-accrual loans was $7,262 and $7,262, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2016 and 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$210,916	$210,916
Second lien secured loans	—	—	186,083	186,083
Equity	—	—	20,151	20,151
Total investments	$—	$—	$417,150	$417,150

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$215,641	$215,641
Second lien secured loans	—	—	178,196	178,196
Equity	—	—	21,506	21,506
Total investments	$—	$—	$415,343	$415,343

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	8,080	12,470	—	20,550
Non-cash interest income	213	92	—	305
Accretion of discount	366	201	—	567
Proceeds from pay downs and sales	(12,385)	(6,000)	—	(18,385)
Net realized losses	—	—	—	—
Net unrealized (depreciation) appreciation	(999)	1,124	(1,355)	(1,230)
Fair value, end of period	$210,916	$186,083	$20,151	$417,150

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$220,038	$162,252	$21,210	$403,500
Funding of investments	19,050	7,425	—	26,475
Non-cash interest income	136	178	—	314
Accretion of discount	139	115	—	254
Proceeds from pay downs and sales	(33,943)	(4,750)	—	(38,693)
Net unrealized appreciation	77	(160)	—	(83)
Transfers out of Level 3	(463)	95	(110)	(478)
Fair value, end of period	$205,034	$165,155	$21,100	$391,289

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$184,718	Discounted cash flows	Discount rate	10.9% – 21.6% (13.4%)
			Exit multiple	4.5x – 8.0x (6.0x)
	26,198	Weighting of discounted cash	Discount rate	10.3% – 23.2% (13.2%)
		flows and consensus pricing	Market quotes	45.2 – 98.0 (87.2)
			Exit multiple	3.5x – 9.0x (6.0x)
	$210,916

Second lien secured loans	$110,566	Discounted cash flows	Discount rate	11.3% – 22.0% (14.6%)
			Exit multiple	4.5x – 7.0x (6.0x)
	75,517	Weighting of discounted cash	Discount rate	10.5% – 15.5% (12.8%)
		flows and consensus pricing	Market quotes	45.0 – 99.8 (87.5)
			Exit multiple	2.8x – 8.5x (4.6x)
	$186,083

Equity	$19,200	Discounted cash flows	Discount rate	13.3%
	951	Black-Scholes model	Volatility	25.0%
	$20,151
Total Level 3 investments	$417,150

Investment Type	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$145,646	Discounted cash flows	Discount rate	10.3% – 20.7% (13.6%)
			Exit multiple	4.5x – 8.0x (5.5x)
	69,995	Weighting of discounted cash	Discount rate	10.5% – 23.6% (13.3%)
		flows and consensus pricing	Market quotes	67.0 – 98.0 (92.5)
			Exit multiple	3.5x – 9.0x (6.8x)
	$215,641

Second lien secured loans	$110,595	Discounted cash flows	Discount rate	11.1% – 20.0% (14.4%)
			Exit multiple	4.5x – 7.0x (6.0x)
	67,601	Weighting of discounted cash	Discount rate	10.6% – 20.3% (13.1%)
		flows and consensus pricing	Market quotes	57.5 – 99.6 (87.4)
			Exit multiple	5.0x – 8.5x (5.3x)
	$178,196

Equity	$20,200	Discounted cash flows	Discount rate	11.0%
	1,306	Black-Scholes model	Volatility	25.0%
	$21,506
Total Level 3 investments	$415,343

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

The following table presents the carrying values and fair values of the Company’s borrowings as of March 31, 2016 and December 31, 2015. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		March 31, 2016		December 31, 2015
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Credit Facility	3	$102,448	$104,548	$99,277	$103,686
Senior notes	2	29,248	29,496	29,205	29,680
Unsecured term loan	3	55,000	54,843	55,000	54,682
		$186,696	$188,887	$183,482	$188,048

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of March 31, 2016, the Company’s asset coverage for borrowed amounts was 227.9%. The Company’s outstanding debt as of March 31, 2016 and December 31, 2015 was as follows:

	March 31,
	2016		2015
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
JPM credit facility	$105,000	$102,448	$102,000	$99,277
Senior notes	30,000	29,248	30,000	29,205
Unsecured term loan	55,000	55,000	55,000	55,000
	$190,000	$186,696	$187,000	$183,482

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Natixis Credit Facility”). On December 23, 2015, the Company entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association, as administrative agent and lender (the “JPM Credit Facility”). On December 27, 2015, the Company drew $102,000 on the JPM Credit Facility and used the proceeds to repay the Natixis Credit Facility in full.

The JPM Credit Facility bears interest at LIBOR plus 2.90% on outstanding borrowings. The Company also incurs a commitment fee of 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPM Credit Facility has not been borrowed. The commitment fee is waived through September 22, 2016 while borrowings under the JPM Credit Facility exceed $100,000. In connection with the JPM Credit Facility, WhiteHorse Credit pledged securities with a fair value of $289,827 as of March 31, 2016 as collateral. The JPM Credit Facility has a final maturity date of December 23, 2019. Under the JPM Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2016, the Company had $105,000 in outstanding borrowings and $95,000 undrawn under the JPM Credit Facility. Weighted average outstanding borrowings were $102,824 at a weighted average interest rate of 3.33% for the three months ended March 31, 2016. The Company’s ability to draw down undrawn funds under the JPM Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2016, $37,634 was available to be drawn by the Company based on these requirements.

The Natixis Credit Facility bore interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurred a commitment fee of 0.75% per annum on any undrawn balance. Weighted average outstanding borrowings were $104,611 at a weighted average interest rate of 2.55% for the three months ended March 31, 2015.

Unsecured Term Loan: On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P. (“Loan Fund II”), an affiliate of the Company, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by to July 3, 2016. The amendment was effective as of January 6, 2015.

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

Senior Notes: On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of 6.50% senior notes due 2020 (the “Senior Notes”), the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the JPM Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, and is payable quarterly in arrears. Base management fees for any partial month or quarter is appropriately pro-rated.

During the three months ended March 31, 2016 and 2015, the Company incurred base management fees of $2,252 and $2,120, respectively.

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

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Company’s investment adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);

•	100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to the investment adviser. This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) is referred to as the “catch-up.” The effect of the catch-up is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, the investment adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

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

During the three months ended March 31, 2016 and 2015, the Company incurred performance-based incentive fees of $1,691 and $1,333, respectively.

Administration Agreement: Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission (the “SEC”). In addition, WhiteHorse Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which it received reimbursement from the Company.

During the three months ended March 31, 2016 and 2015, the Company incurred allocated administrative service fees of $210 and $329, respectively.

Co-investments with Related Parties: At March 31, 2016 and December 31, 2015, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $45 and $50, respectively.

At March 31, 2016 and December 31, 2015, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $101,069 and $52,257, respectively.

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

The balance of unfunded commitments to extend credit was $15,000 and $14,000 as of March 31, 2016 and December 31, 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2016	2015
Per share data:(1)
Net asset value, beginning of period	$13.33	$15.04

Net investment income	0.37	0.36
Net realized and unrealized losses on investments	(0.06)	(0.04)
Net increase in net assets resulting from operations	0.31	0.32

Distributions declared	(0.36)	(0.36)
Net asset value, end of period	$13.28	$15.00

Total annualized return based on market value(2)	(38.54)%	30.55%
Total annualized return based on net asset value	9.04%	8.48%
Net assets, end of period	$243,086	$224,786
Per share market value at end of period	$10.38	$12.42
Shares outstanding end of period	18,303,890	14,982,857

Ratios/Supplemental Data: (3)
Ratio of expenses before incentive fees to average net assets	8.10%	8.28%
Ratio of incentive fees to average net assets	2.76%	2.37%
Ratio of total expenses to average net assets	10.86%	10.65%
Ratio of net investment income to average net assets	11.05%	9.48%
Portfolio turnover ratio	4.42%	6.66%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,
	2016	2015
Net increase in net assets resulting from operations	$5,532	$4,747
Weighted average shares outstanding	18,303,890	14,982,857
Basic and diluted per share net increase in net assets resulting from operations	$0.30	$0.32

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act of 1933, as amended, or the Securities Act, and Sections 21E(b)(2)(B) and (D) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, do not apply to statements made in connection with this quarterly report on Form 10-Q or any periodic reports we file under the Exchange Act.

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

We were formed on December 28, 2011 and commenced operations on January 1, 2012. We were originally capitalized with approximately $176.3 million of contributed assets from H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., or Loan Fund II, each of which is an affiliate of H.I.G. Capital, L.L.C., or H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 4, 2012, we converted from a Delaware limited liability company into a Delaware corporation and elected to be treated as a business development company under the 1940 Act. In this quarterly report on Form 10-Q, we refer to this conversion as the “BDC Conversion” and, where applicable, “shares” refer to our units prior to the BDC Conversion and to shares of common stock in our corporation after the BDC Conversion. As part of the BDC Conversion, all outstanding units in WhiteHorse Finance, LLC were converted to 7,826,284 shares of common stock of WhiteHorse Finance, Inc.

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

As of March 31, 2016, our investment portfolio consisted primarily of senior secured loans across 38 positions in 31 companies, with an aggregate fair value of $417.2 million. As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies, with an aggregate fair value of approximately $415.3 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	the costs of all future offerings of common shares and other securities, and other incurrences of debt;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	transfer agent and custody fees and expenses;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

Recent Developments

On April 29, 2016, we received notice of a technical default and payment blockage on our investment in Fox Rent A Car, Inc.

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

Investment Income

Investment income for the three months ended March 31, 2016 totaled $13.4 million and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three months ended March 31, 2015 of $11.3 million. Investment income increased primarily as a result of an increase in the average balance of earning investments. Included in investment income for the three months ended March 31, 2016 is $0.5 million of non-recurring fee income. We recognized no non-recurring fee income for the three months ended March 31, 2015. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $6.6 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively.

Interest expense totaled $1.9 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively. The increase was due primarily to a higher outstanding balance on our revolving credit facilities.

Base management fees totaled $2.3 million and $2.1 million for the three months ended March 31, 2016 and 2015, respectively. Performance-based incentive fees totaled $1.7 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. The increases in base management fees and performance-based incentive fees are attributable to increases in total assets and net investment income, respectively.

Administrative fees for the three months ended March 31, 2016 and 2015 totaled $0.2 million and $0.3 million, respectively.

General and administrative expenses were $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Net Realized and Unrealized Losses on Investments

We incurred no realized gains or losses during the three months ended March 31, 2016. We incurred realized losses of $0.1 million on asset sales during the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, we incurred net unrealized depreciation of $1.2 million and $0.5 million, respectively. Unrealized appreciation and depreciation arose from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, our revolving credit facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing our revolving credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under our revolving credit facility.

Our operating activities used cash and cash equivalents of $4.8 million during the three months ended March 31, 2016, primarily for the acquisition of investments. Our financing activities used cash and cash equivalents of $3.5 million during the three months ended March 31, 2016, primarily for the payment of distributions to stockholders.

Our operating activities generated cash and cash equivalents of $11.1 million during the three months ended March 31, 2015, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $10.9 million during the three months ended March 31, 2015, primarily for the repayment of borrowings under our revolving credit facility and the payment of distributions to stockholders.

As of March 31, 2016, we had cash and cash equivalents resources of $21.1 million, including $6.6 million of restricted cash.  As of the same date, we had approximately $95.0 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2015, we had cash and cash equivalents resources of $22.8 million. As of the same date, we had $98.0 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the JPMorgan Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. We drew $102 million on the facility and used the proceeds to repay the Natixis Credit Facility in full at the expiry of its reinvestment period.

As of March 31, 2016, there was $105 million in outstanding borrowings under the JPMorgan Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $37.6 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $289.8 million as of March 31, 2016.

As of December 31, 2015, there was $102 million in outstanding borrowings under the JPMorgan Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $36.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $282.0 million as of December 31, 2015.

The JPMorgan Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $220 million, subject to consent from the lender and other customary conditions.

Under the JPMorgan Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course – a borrowing base test and a market value test. The borrowing base test compares, at any given time, the borrowing base under the JPMorgan Credit Facility to the aggregate outstanding amount of all Lender advances, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must exceed a minimum of 100% as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation.

Advances under the JPMorgan Credit Facility are based on the one month LIBOR plus an annual spread of 2.90%. Interest is payable monthly in arrears. WhiteHorse Credit is required to pay a non-usage fee which will accrue at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPMorgan Credit Facility has not been borrowed. The non-usage fee is waived through September 22, 2016 while borrowings under the JPMorgan Credit Facility exceed $100 million. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPMorgan Credit Facility. Any amounts borrowed under the JPMorgan Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 23, 2019.

The JPMorgan Credit Facility and the related documents require WhiteHorse Finance and WhiteHorse Credit to, among other things, agree to make certain customary representations and to comply with customary affirmative and negative covenants. The JPMorgan Credit Facility also includes customary events of default for credit facilities of this nature, including breaches of representations, warranties or covenants by WhiteHorse Finance or WhiteHorse Credit, the occurrence of a change in control, or failure to maintain certain required ratios.

If we fail to perform our obligations under the credit agreement or the related agreements, an event of default may occur, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the JPMorgan Credit Facility or to exercise other remedies under the credit agreement. Any such developments could have a material adverse effect on our financial conditions and results of operations.

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

As of March 31, 2016 and December 31, 2015, we had $55.0 million in outstanding borrowings under our unsecured term loan.

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

Portfolio Investments and Yield

As of March 31, 2016, our investment portfolio consisted primarily of senior secured loans across 38 positions across 31 companies with an aggregate fair value of $417.2 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 97.1% of those loans were variable-rate investments (primarily indexed to LIBOR). As of March 31, 2016, our portfolio had an average investment size of $11.0 million, with investment sizes ranging from less than $0.1 million to $39.9 million and a weighted average effective yield of 11.9%.

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

For the three months ended March 31, 2016, we invested $20.6 million in new and existing portfolio companies, offset by repayments and sales of $18.4 million. Repayments included $2.8 million of scheduled repayments and $14.5 million of unscheduled repayments.

For the three months ended March 30, 2015, we invested $19.7 million in new and existing portfolio companies, offset by net repayments of $31.9 million. Repayments included $3.4 million of scheduled repayments and $0.4 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	March 31, 2016		December 31, 2015
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	376.4	90.2	375.2	90.3

3	33.5	8.0	32.8	7.9

4	—	—	—	—

5	7.3	1.8	7.3	1.8

Total Portfolio	$417.2	100.0%	$415.3	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of March 31, 2016 and December 31, 2015, respectively, we had commitments to fund approximately $15.0 million and $14.0 million of revolving lines of credit or delayed draw facilities. During the three months ended March 31, 2016, we funded no commitments that were outstanding as of December 31, 2015. During the three months ended March 31, 2015, we funded $2.5 million of commitments that were outstanding as of December 31, 2014.

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

During the three months ended March 31, 2016 and 2015, we declared to stockholders distributions of $0.355 per share, for total distributions of $6.5 million and $5.3 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2016, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2016. The specific tax characteristics of the distribution will be reported to stockholders on Form 1099-DIV after the end of the calendar year 2016 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2016 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Credit Facility	$105.0	$—	$—	$105.0	$—
Senior Notes	30.0	—	—	30.0	—
Unsecured Term Loan	55.0	55.0	—	—	—
Total contractual obligations	$173.5	$55.0	$—	$135.0	$—

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources. Payments under the Investment Advisory Agreement in future periods will equal the sum of (1) a management fee equal to 2% of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 6 to the consolidated financial statements.

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement are based upon our allocable portion of WhiteHorse Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer along with their respective staffs.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages our day-to-day operations and provides investment management services to us pursuant to the Investment Advisory Agreement.

•	WhiteHorse Administration and certain of its affiliates provide us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations towards certain portfolio companies, pursuant to the Administration Agreement.

•	We have entered into a license agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services — Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in WhiteHorse Credit and WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit and WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under our revolving credit facilities is treated as our indebtedness.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring in accordance with our valuation procedures.

•	Preliminary valuation conclusions are then documented and discussed with our investment committee and our investment adviser.

•	The audit committee of the board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. We defer these origination fees and deduct them from the cost basis of the investment and subsequently accrete them into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. We accrue facility fees, sometimes referred to as asset management fees, as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and we record them on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and we account for them upon completion of the amendments or waivers, generally when such fees are receivable. We include any such fees in fee income on the consolidated statements of operations.

Recent Accounting Pronouncements

During January 2016, Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements and related disclosures.

During April 2015, FASB issued ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, containing new guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We do not expect ASU 2015-03 to have a material impact on our consolidated financial statements and related disclosures. We adopted ASU 2015-03, which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03.

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

Assuming that the consolidated statement of financial condition as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase (Decrease)
100	$2.4	$1.6	$0.8
200	6.3	3.2	3.1
300	10.2	4.8	5.4
400	14.1	6.4	7.7
500	18.0	8.0	10.0

As of March 31, 2016, 98.1% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2015 and in our registration statement on Form N-2 filed with the SEC on August 25, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed March 2, 2016.)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: May 9, 2016	By	/s/ Jay Carvell
Jay Carvell
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2016	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

