Form 10-Q
period 2016-06-30
WhiteHorse Finance, Inc.
filed 2016-08-05
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of August 4, 2016 the Registrant had 18,303,890 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$381,500	$395,143
Non-controlled affiliate company investments	19,360	20,200
Total investments, at fair value (amortized cost $420,016 and $436,109, respectively)	400,860	415,343
Cash and cash equivalents	18,946	22,769
Restricted cash and cash equivalents	25,196	—
Receivables from investments sold	661	—
Interest receivable	3,680	3,407
Prepaid expenses and other receivables	88	192
Total assets	$449,431	$441,711

Liabilities
Debt	$191,410	$183,482
Distributions payable	6,498	6,498
Management fees payable	5,939	3,813
Payables for investments purchased	—	2,865
Accounts payable and accrued expenses	867	1,001
Total liabilities	204,714	197,659

Commitments and contingencies (See Note 7)

Net assets
Common stock, 18,303,890 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	18	18
Paid-in capital in excess of par	271,679	271,679
Accumulated overdistributed net investment income	(7,227)	(7,419)
Accumulated realized gains on investments	38	1,176
Accumulated unrealized depreciation on investments	(19,791)	(21,402)
Total net assets	244,717	244,052
Total liabilities and total net assets	$449,431	$441,711

Number of shares outstanding	18,303,890	18,303,890
Net asset value per share	$13.37	$13.33

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,106	$10,696	$24,126	$21,207
Fee income	256	724	932	824
From non-controlled affiliate company investments
Dividend income	688	742	1,402	1,402
Total investment income	13,050	12,162	26,460	23,433

Expenses
Interest expense	1,951	1,703	3,867	3,373
Base management fees	2,248	2,132	4,500	4,252
Performance-based incentive fees	1,609	1,472	3,300	2,805
Administrative service fees	205	314	415	643
General and administrative expenses	611	655	1,190	1,140
Total expenses	6,624	6,276	13,272	12,213
Net investment income	6,426	5,886	13,188	11,220

Realized and unrealized gains (losses) on investments
Net realized losses
Non-controlled/non-affiliate company investments	(1,138)	(296)	(1,138)	(379)
Net realized losses	(1,138)	(296)	(1,138)	(379)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	2,681	(40)	2,451	(518)
Non-controlled affiliate company investments	160	200	(840)	200
Net change in unrealized appreciation (depreciation)	2,841	160	1,611	(318)
Net realized and unrealized gains (losses) on investments	1,703	(136)	473	(697)
Net increase in net assets resulting from operations	$8,129	$5,750	$13,661	$10,523

Per Common Share Data
Basic and diluted earnings per common share	$0.44	$0.38	$0.75	$0.70
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	18,303,890	14,982,857	18,303,890	14,982,857

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Realized Gains (Losses) on	Accumulated Unrealized Appreciation (Depreciation)	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	on Investments	Assets
Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

Net increase in net assets resulting from operations	—	—	—	11,220	(379)	(318)	10,523

Distributions declared	—	—	—	(10,638)	—	—	(10,638)

Balance at June 30, 2015	14,982,857	$15	$228,731	$(5,336)	$349	$1,484	$225,243

Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

Net increase in net assets resulting from operations	—	—	—	13,188	(1,138)	1,611	13,661

Distributions declared	—	—	—	(12,996)	—	—	(12,996)

Balance at June 30, 2016	18,303,890	$18	$271,679	$(7,227)	$38	$(19,791)	$244,717

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,661	$10,523
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(522)	(632)
Net realized losses on investments	1,138	379
Net unrealized (appreciation) depreciation on investments	(1,611)	318
Accretion of discount	(1,075)	(772)
Amortization of deferred financing costs	428	396
Acquisition of investments	(41,115)	(74,125)
Proceeds from principal payments and sales of portfolio investments	57,668	90,836
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(25,196)	(3,441)
Interest receivable	(273)	(340)
Prepaid expenses and other receivables	104	302
Receivables from investments sold	(661)	—
Payables for investments purchased	(2,865)	—
Management fees payable	2,126	436
Accounts payable and accrued expenses	(134)	128
Net cash provided by operating activities	1,673	24,008

Cash flows from financing activities
Proceeds from borrowings under credit facility	78,250	29,000
Repayment of borrowings under credit facility	(70,750)	(34,000)
Deferred financing costs	—	(629)
Distributions paid to common stockholders, net of distributions reinvested	(12,996)	(10,638)
Net cash used in financing activities	(5,496)	(16,267)

Net change in cash and cash equivalents	(3,823)	7,741
Cash and cash equivalents at beginning of period	22,769	11,647
Cash and cash equivalents at end of period	$18,946	$19,388

Supplemental disclosure of cash flow information:
Interest paid	$3,210	$2,976

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50%	12.00%	12/8/20	$27,442	$26,930	$27,442	11.21%
	(0.50% Floor)	(1.00% PIK)
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00%	11.00%	9/15/20	16,253	16,107	16,253	6.64
	(1.00% Floor)
				43,695	43,037	43,695	17.85
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	5/26/21	12,500	12,071	12,375	5.06
	(1.00% Floor)

Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	14,850	14,850	14,761	6.03
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25%	11.25%	6/25/20	25,000	24,755	24,775	10.12
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+10.25%	11.25%	6/25/20	5,000	4,953	4,955	2.03
	(1.00% Floor)
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,000	8,900	8,973	3.67

Sigue Corporation(6)
Second Lien Secured Term Loan	L+10.50%	11.50%	12/27/18	25,000	24,717	24,350	9.95
	(1.00% Floor)
				64,000	63,325	63,053	25.77
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	36,632	35,829	36,633	14.97
	(1.00% Floor)	(1.00% PIK)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+9.75%	10.75%	2/26/23	7,146	6,995	7,081	2.89
	(1.00% Floor)
Distributors
360 Holdings III Corp.
First Lien Secured Term Loan	L+9.00%	10.00%	10/1/21	9,925	9,550	9,796	4.00
	(1.00% Floor)
Diversified Support Services
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	9/18/22	8,670	8,510	8,531	3.49
	(1.00% Floor)
Smile Brands Group Inc.
First Lien Secured Term Loan	L+7.75%	9.00%	8/16/19	11,782	11,642	10,239	4.18
	(1.25% Floor)	(1.50% PIK)
				20,452	20,152	18,770	7.67
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,750	9,534	9,409	3.85
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00%	12.00%	11/20/19	$17,449	$17,196	$17,239	7.04%
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	5,042	4,966	4,982	2.04
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw	L+11.00%	12.00%	11/20/19	5,057	4,981	4,997	2.04
Loan	(1.00% Floor)	(1.00% PIK)
				27,548	27,143	27,218	11.12
Health Care Facilities
Coastal Sober Living, LLC(6)
First Lien Secured Term Loan	L+10.25%	11.25%	6/30/19	25,134	24,786	24,881	10.17
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00%	8.50%	1/31/18	14,513	14,397	13,177	5.38
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	975	700	0.29
				40,647	40,158	38,758	15.84
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00%	13.50%	4/24/19	5,771	5,609	5,771	2.36
	(0.50% Floor)
First Lien Secured Revolving Loan	P+12.00%	15.50%	4/24/19	3,500	3,500	3,500	1.43
	(3.50% Floor)
				9,271	9,109	9,271	3.79
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	9,090	9,061	8,045	3.29
	(1.25% Floor)
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+11.27%	12.27%	3/17/21	6,000	5,885	6,000	2.45
	(1.00% Floor)
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25%	12.25%	1/25/21	5,000	4,965	5,000	2.04
	(1.00% Floor)
Oil & Gas Drilling
ProPetro Services, Inc.(6)
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	8,595	8,537	6,859	2.80
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,869	9,191	3.76
	(1.25% Floor)
Other Diversified Financial Services
The Pay-O-Matic Corp
First Lien Secured Term Loan	L+11.00%	12.00%	3/31/18	9,184	9,062	9,184	3.75
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

June 30, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+14.50%	15.00%	10/9/20	$10,705	$10,494	$10,438	4.27%
	(0.50% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+9.00%	10.25%	7/1/20	18,000	17,845	17,874	7.30
	(1.25% Floor)
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	1,297	1,297	1,297	0.53

Trucking
Fox Rent A Car, Inc. (9)
Second Lien Secured Term Loan	L+12.00%	12.47%	10/31/19	7,500	7,441	6,997	2.86

Total Debt Investments				384,787	379,209	371,705	151.89

Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A	N/A	12/8/25	—	—	—	—

Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	9/30/18	—	—	654	0.27

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	985	0.40
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	190	0.08
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	356	0.15
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	105	0.04
				—	—	1,636	0.67
Other Diversified Financial Services
Aretec Group, Inc. (6) (7)	N/A	N/A	N/A	—	20,687	7,504	3.06

Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	19,361	7.91

Total Equity Investments				—	40,807	29,155	11.91

Total Investments				$384,787	$420,016	$400,860	163.80%

(1)	Except as otherwise noted, all investments are in companies that are not affiliated person of, or controlled by, the Company, as defined by the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or the Prime Rate (‘‘Prime’’ or ‘‘P’’), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the ‘‘all-in-rate’’ including the current index and spread, the fixed rate, and the payment-in-kind (‘‘PIK’’) interest rate, as the case may be.

(4)	The Company’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s revolving credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 85% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(9)	The investment is on non-accrual status.

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
	(1.25% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Continued)

December 31, 2015

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	$1,710	$1,710	$1,710	0.70%

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.43%	10/31/19	7,500	7,438	7,395	3.03

Total Debt Investments				422,103	415,989	393,837	161.37

Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A	N/A	12/8/25	—	—	—	—

Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	9/30/18	—	—	989	0.41

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	191	0.08
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	37	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	69	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	20	0.01
				—	—	317	0.14
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,200	8.28

Total Equity Investments				—	20,120	21,506	8.82

Total Investments				$422,103	$436,109	$415,343	170.19%

(1)	Except as otherwise noted, all investments are in companies that are not affiliated person of, or controlled by, the Company, as defined by the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR or Prime, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the ‘‘all-in-rate’’ including the current index and spread, the fixed rate, and the payment-in-kind (‘‘PIK’’) interest rate, as the case may be.

(4)	The Company’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s revolving credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 86% of total assets.

(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(9)	The investment is on non-accrual status.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2016

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

Deferred Financing Costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized using the effective interest method and are included in interest expense in the consolidated statements of operations over the estimated life of the borrowings. Deferred financing costs are presented in the consolidated statements of assets and liabilities as a direct reduction from the carrying amount of the related debt liability.

Income Taxes: The Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its ability to be taxed as a RIC, among other requirements, the Company is required to distribute dividends each taxable year of an amount generally at least equal to 90% of the sum of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to any deduction for dividends paid, out of the assets legally available for distribution. In addition, the Company is generally subject to a nondeductible excise tax in respect of any calendar year equal to 4% of the amount by which the sum of (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses, or capital gain net income, for the one-year period ending on October 31 of the calendar year (adjusted for certain ordinary losses) and (3) any ordinary income and capital gain income for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for such calendar year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on June 30, 2016 or December 31, 2015. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2012 remain subject to examination by the Internal Revenue Service.

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

During April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as clarified by ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issunce Costs Associated with Line-of-Credit Arrangements, containing guidance that requires debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 and ASU 2015-15. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03, as clarified by ASU 2015-15.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$211,394	$208,600	$219,126	$215,641
Second lien secured loans	167,815	163,105	196,863	178,196
Equity	40,807	29,155	20,120	21,506
Total	$420,016	$400,860	$436,109	$415,343

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2016		December 31, 2015
Advertising	$43,695	10.90%	$44,194	10.64%
Auto Parts & Equipment	12,375	3.09
Broadcasting	14,761	3.68	14,806	3.56
Consumer Finance	63,053	15.73	58,498	14.08
Data Processing & Outsourced Services	36,632	9.14	36,447	8.78
Department Stores	7,081	1.77	—	—
Distributors	9,796	2.44	9,775	2.35
Diversified Support Services	19,424	4.85	46,330	11.15
Electronic Equipment & Instruments	9,409	2.35	9,663	2.33
Food Retail	28,854	7.20	24,657	5.94
Health Care Distributors	—	—	5,982	1.44
Health Care Facilities	38,760	9.67	55,831	13.44
Health Care Technology	9,271	2.31	10,368	2.50
Integrated Telecommunication Services	8,045	2.01	5,936	1.43
Internet Retail	6,000	1.50	—	—
Office Services & Supplies	5,000	1.24	—	—
Oil & Gas Drilling	6,859	1.71	6,417	1.54
Oil & Gas Exploration & Production	9,191	2.29	10,507	2.53
Other Diversified Financial Services	16,688	4.16	17,002	4.09
Research & Consulting Services	10,438	2.60	11,571	2.79
Specialized Consumer Services	17,874	4.46	18,054	4.35
Specialized Finance	20,657	5.15	21,910	5.28
Trucking	6,997	1.75	7,395	1.78
Total	$400,860	100.00%	$415,343	100.00%

The portfolio companies underlying the investments are located in the United States. As of June 30, 2016 and December 31, 2015, the weighted average remaining term of the Company’s debt investments was approximately 3.5 years and 3.9 years, respectively.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a ‘‘pre-packaged’’ Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of June 30, 2016, the fair value of the Company’s investment in Aretec Group, Inc. was $7,504. As of December 31, 2015, prior to the conversion, the amortized cost and fair value of the Company’s second lien investment in RCS Capital Corporation was $20,687 and $7,262, respectively.

As of June 30, 2016 and December 31, 2015, the total fair value of non-accrual loans was $6,997 and $7,262, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2016 and 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$208,600	$208,600
Second lien secured loans	—	—	163,105	163,105
Equity	—	—	29,155	29,155
Total investments	$—	$—	$400,860	$400,860

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$215,641	$215,641
Second lien secured loans	—	—	178,196	178,196
Equity	—	—	21,506	21,506
Total investments	$—	$—	$415,343	$415,343

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	23,645	17,470	—	41,115
Non-cash interest income	338	184	—	522
Accretion of discount	572	503	—	1,075
Proceeds from pay downs and sales	(31,150)	(26,518)	—	(57,668)
Conversion from debt to equity	—	(7,263)	7,263	—
Net realized losses	(1,138)	—	—	(1,138)
Net unrealized appreciation	692	533	386	1,611
Fair value, end of period	$208,600	$163,105	$29,155	$400,860

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$220,038	$162,252	$21,210	$403,500
Funding of investments	39,550	34,575	—	74,125
Non-cash interest income	271	361	—	632
Accretion of discount	477	295	—	772
Proceeds from pay downs and sales	(69,189)	(21,647)	—	(90,836
Net unrealized depreciation	(202)	(177)	—	(379)
Transfers out of Level 3	(960)	592	50	(318)
Fair value, end of period	$189,985	$176,251	$21,260	$387,496

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$160,449	Discounted cash flows	Discount rate	10.8% – 18.2% (13.0%)
			Exit multiple	5.0x – 8.0x (6.2x)
	48,151	Weighting of discounted cash	Discount rate	10.5% – 17.0% (13.2%)
		flows and consensus pricing	Market quotes	83.0 – 100.0 (92.9)
			Exit multiple	3.5x – 9.0x (6.1x)
	$208,600

Second lien secured loans	$119,464	Discounted cash flows	Discount rate	11.1% – 39.3% (14.6%)
			Exit multiple	2.8x – 6.5x (5.4x)
	43,641	Weighting of discounted cash	Discount rate	10.8% – 20.8% (14.1%)
		flows and consensus pricing	Market quotes	60.0 – 98.4 (86.8)
			Exit multiple	5.0x – 8.5x (6.4x)
	$163,105

Equity	$27,519	Discounted cash flows	Discount rate	13.1% – 15.3% (13.7%)
			Exit multiple	1.0x – 9.0x (3.2x)
	1,636	Black-Scholes model	Volatility	25.0%
	$29,155
Total Level 3 investments	$400,860

Investment Type	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$145,646	Discounted cash flows	Discount rate	10.3% – 20.7% (13.6%)
			Exit multiple	4.5x – 8.0x (5.5x)
	69,995	Weighting of discounted cash	Discount rate	10.5% – 23.6% (13.3%)
		flows and consensus pricing	Market quotes	67.0 – 98.0 (92.5)
			Exit multiple	3.5x – 9.0x (6.8x)
	$215,641

Second lien secured loans	$110,595	Discounted cash flows	Discount rate	11.1% – 20.0% (14.4%)
			Exit multiple	4.5x – 7.0x (6.0x)
	67,601	Weighting of discounted cash	Discount rate	10.6% – 20.3% (13.1%)
		flows and consensus pricing	Market quotes	57.5 – 99.6 (87.4)
			Exit multiple	5.0x – 8.5x (5.3x)
	$178,196

Equity	$20,200	Discounted cash flows	Discount rate	11.0%
	1,306	Black-Scholes model	Volatility	25.0%
	$21,506
Total Level 3 investments	$415,343

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

The following table presents the carrying values and fair values of the Company’s borrowings as of June 30, 2016 and December 31, 2015. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the senior notes was estimated using the unadjusted quoted price as of the valuation date.

		June 30, 2016		December 31, 2015
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Credit Facility	3	$162,119	$158,949	$99,277	$103,686
Senior notes	2	29,291	30,275	29,205	29,680
Unsecured term loan	3	—	—	55,000	54,682
		$191,410	$189,224	$183,482	$188,048

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of June 30, 2016, the Company’s asset coverage for borrowed amounts was 226.0%. The Company’s outstanding debt as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016		December 31, 2015
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
JPM credit facility	$164,500	$162,119	$102,000	$99,277
Senior notes	30,000	29,291	30,000	29,205
Unsecured term loan	—	—	55,000	55,000
	$194,500	$191,410	$187,000	$183,482

Credit Facility: On September 27, 2012, the Company entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent (the “Natixis Credit Facility”). On December 23, 2015, the Company entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association, as administrative agent and lender (the “JPM Credit Facility”). On December 27, 2015, the Company drew $102,000 on the JPM Credit Facility and used the proceeds to repay the Natixis Credit Facility in full. On June 27, 2016, the JPM Credit Facility was amended and restated to clarify certain terms.

The JPM Credit Facility bears interest at LIBOR plus 2.90% on outstanding borrowings. The Company also incurs a commitment fee of 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPM Credit Facility has not been borrowed. The commitment fee is waived through September 22, 2016 while borrowings under the JPM Credit Facility exceed $100,000. In connection with the JPM Credit Facility, WhiteHorse Credit pledged securities with a fair value of $338,376 as of June 30, 2016 as collateral. The JPM Credit Facility has a final maturity date of December 23, 2019. Under the JPM Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2016, the Company had $164,500 in outstanding borrowings and $35,500 undrawn under the JPM Credit Facility. Weighted average outstanding borrowings were $114,280 and $108,552 at weighted average interest rates of 3.54% and 3.46% for the three and six months ended June 30, 2016. The Company’s ability to draw down undrawn funds under the JPM Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2016, $11,124 was available to be drawn by the Company based on these requirements.

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

Unsecured Term Loan: On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P. (“Loan Fund II”), an affiliate of the Company, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On July 19, 2013, the Company further amended the terms of its unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On July 24, 2013, the Company repaid $35,000 of its original borrowings. On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by to July 3, 2016. The amendment was effective as of January 6, 2015. On June 30, 2016, the Company repaid in full the outstanding balance of $55,000 due under the unsecured term loan.

Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, the Company was required to pay interest monthly at the annual rate, except at its option and under certain other circumstances at one of several other interest rates. The unsecured term loan was subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, the occurrence of certain events of bankruptcy, insolvency or reorganization or a payment default under certain of the Company’s other debt obligations. The unsecured term loan included customary restrictions that limited the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it was the surviving entity following the merger and to amend its organizational documents. Loan Fund II guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, had the right to require the lenders to assign the loan to it under certain circumstances. The Company was permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

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

During the three and six months ended June 30, 2016, the Company incurred base management fees of $2,248 and $4,500, respectively. During the three and six months ended June 30, 2015, the Company incurred base management fees of $2,132 and $4,252, respectively.

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

During the three and six months ended June 30, 2016, the Company incurred performance-based incentive fees of $1,609 and $3,300, respectively. During the three and six months ended June 30, 2015, the Company incurred performance-based incentive fees of $1,472 and $2,805, respectively.

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

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During the three and six months ended June 30, 2016, the Company incurred allocated administrative service fees of $205 and $415, respectively. During the three and six months ended June 30, 2015, the Company incurred allocated administrative service fees of $314 and $643, respectively.

Co-investments with Related Parties: At June 30, 2016 and December 31, 2015, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $38 and $50, respectively.

At June 30, 2016 and December 31, 2015, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $126,414 and $52,257, respectively.

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

The balance of unfunded commitments to extend credit was $6,500 and $14,000 as of June 30, 2016 and December 31, 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2016	2015
Per share data:(1)
Net asset value, beginning of period	$13.33	$15.04

Net investment income	0.72	0.75
Net realized and unrealized gains (losses) on investments	0.03	(0.05)
Net increase in net assets resulting from operations	0.75	0.70

Distributions declared	(0.71)	(0.71)
Net asset value, end of period	$13.37	$15.03

Total annualized return based on market value(2)	(11.56)%	19.38%
Total annualized return based on net asset value	11.16%	9.35%
Net assets, end of period	$244,717	$225,243
Per share market value at end of period	$10.82	$12.66
Shares outstanding end of period	18,303,890	14,982,857

Ratios/Supplemental Data: (3)
Ratio of expenses before incentive fees to average net assets	8.14%	8.36%
Ratio of incentive fees to average net assets	2.70%	2.49%
Ratio of total expenses to average net assets	10.84%	10.85%
Ratio of net investment income to average net assets	10.77%	9.97%
Portfolio turnover ratio	11.85%	18.74%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$8,129	$5,750	$13,661	$10,523
Weighted average shares outstanding	18,303,890	14,982,857	18,303,890	14,982,857
Basic and diluted per share net increase in net assets resulting from operations	$0.44	$0.38	$0.75	$0.70

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

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

On November 20, 2015, we completed a non-transferable subscription rights offering (the “Rights Offering”) to our stockholders of record as of October 23, 2015. The rights entitled record stockholders to subscribe for up to an aggregate of 3,321,033 shares of our common stock at a price equal to $13.55 per share, the closing price of the Company’s stock as of October 16, 2015. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. The rights offering was fully subscribed, and net proceeds, after payment of the dealer manager fees and other offering expenses, was approximately $44.0 million.

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

As of June 30, 2016, our investment portfolio consisted primarily of senior secured loans across 36 positions in 30 companies, with an aggregate fair value of $400.9 million. As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies, with an aggregate fair value of approximately $415.3 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Recent Developments

On August 2, 2016, upon the recommendation of the nominating and corporate governance committee, the board of directors appointed Rick P. Frier to serve as an independent director of the Company with immediate effect. For more information on Mr. Frier’s appointment, see “Item 5 – Other Information.”

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

Investment Income

Investment income for the three and six months ended June 30, 2016 totaled $13.1 million and $26.5 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2015 of $12.2 million and $23.4 million, respectively. Investment income increased primarily as a result of an increase in the average balance of earning investments. Included in investment income for the three and six months ended June 30, 2016 is $0.1 million and $0.7 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and six months ended June 30, 2015 totaled $0.7 million and $0.7 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $6.6 million and $13.3 million for the three and six months ended June 30, 2016, respectively. This compares to expenses of $6.3 million and $12.2 million for the three and six months ended June 30, 2015, respectively.

Interest expense totaled $2.0 million and $3.9 million for the three and six months ended June 30, 2016, respectively. We incurred interest expense of $1.7 million and $3.4 million for the three and six months ended June 30, 2015, respectively The increase was due to higher outstanding balances on our revolving credit facilities, coupled with higher interest rates and the higher spread on our revolving credit facility over the comparable periods during the prior year.

Base management fees totaled $2.2 million and $4.5 million for the three and six months ended June 30, 2016, and $2.1 million and $4.3 million for the three and six months ended June 30, 2015, respectively. Performance-based incentive fees totaled $1.6 million and $3.3 million for the three and six months ended June 30, 2016, and $1.5 million and $2.8 million for the three and six months ended June 30, 2015, respectively. The increases in base management fees and performance-based incentive fees are attributable to increases in total assets and net investment income, respectively.

Administrative fees for the three and six months ended June 30, 2016 totaled $0.2 million and $0.4 million, respectively. This compares to administrative fees of $0.3 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

General and administrative expenses were $0.6 million and $1.2 million for the three and six months ended June 30, 2016, respectively, and $0.7 million and $1.1 million during the three and six months ended June 30, 2015, respectively.

Net Realized and Unrealized (Losses) Gains on Investments

We incurred net realized losses of $1.1 million during each of the three and six months ended June 30, 2016. We incurred net realized losses of $0.3 million and $0.4 million during the three and six months ended June 30, 2015, respectively. Realized losses related to the opportunistic sales of investments.

For the three and six months ended June 30, 2016, we incurred net unrealized appreciation of $2.8 million and $1.6 million, respectively. For the three and six months ended June 30, 2015, we incurred net unrealized appreciation of $0.2 million and net unrealized depreciation of $0.3 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Unrealized appreciation during the three and six months ended June 30, 2016, related in part to positive credit developments on our investments in Crews of California, Inc. and Securus Technologies Holdings, Inc.

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. On August 2, 2016, our stockholders approved a proposal authorizing us, with the approval of our board of directors, to sell shares of our common stock during the next 12 months at a price below the then-current net asset value per share, subject to certain limitations as described in the proxy statement for our annual meeting of stockholders. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share.

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

Our operating activities generated cash and cash equivalents of $1.7 million during the six months ended June 30, 2016, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $5.5 million during the six months ended June 30, 2016, primarily for the payment of distributions to stockholders offset by net borrowings under our revolving credit facility.

Our operating activities generated cash and cash equivalents of $24.0 million during the six months ended June 30, 2015, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $16.3 million during the six months ended June 30, 2015, primarily for the net repayment of borrowings under our revolving credit facility and the payment of distributions to stockholders.

As of June 30, 2016, we had cash and cash equivalents resources of $44.1 million, including $25.2 million of restricted cash.  As of the same date, we had approximately $35.5 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2015, we had cash and cash equivalents resources of $22.8 million. As of the same date, we had $98.0 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

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

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the JPMorgan Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. We drew $102 million on the facility and used the proceeds to repay the Natixis Credit Facility in full at the expiry of its reinvestment period. On June 27, 2016, the JPM Credit Facility was amended and restated to clarify certain terms.

As of June 30, 2016, there was $164.5 million in outstanding borrowings under the JPMorgan Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $11.1 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $338.4 million as of June 30, 2016.

As of December 31, 2015, there was $102 million in outstanding borrowings under the JPMorgan Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $36 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $282 million as of December 31, 2015.

The JPMorgan Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $220 million, subject to consent from the lender and other customary conditions.

Under the JPMorgan Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course – a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the JPMorgan Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the net asset value of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 50%, as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation.

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

Unsecured Term Loan

On November 8, 2012, we entered into a $90 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and Loan Fund II, as guarantor. On July 9, 2013, we amended the terms of the unsecured term loan to subordinate the unsecured term loan to the Senior Notes. On July 19, 2013, we further amended the terms of the unsecured term loan to lower the annual interest rate from LIBOR plus 2.75% to LIBOR plus 2.20%. The amendment also extended the maturity date by one year to July 3, 2015. On December 22, 2014, we further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment was effective as of January 6, 2015. On June 30, 2016, we repaid in full the balance outstanding of $55.0 million due under the unsecured term loan. As of December 31, 2015, we had $55.0 million in outstanding borrowings under our unsecured term loan.

Under the terms of the amended unsecured term loan, with respect to which the Company pledged no collateral to the lenders, we were required to pay interest monthly at the annual rate, except at our option and under certain other circumstances at one of several other interest rates. The unsecured term loan was subject to customary covenants and events of default, such as failure to pay the principal of, or interest on, the unsecured term loan, certain events of bankruptcy, insolvency or reorganization occur or a payment default under certain of our other debt obligations. The unsecured term loan included customary restrictions that limited the Company’s ability to pay dividends under certain circumstances, to merge with another entity unless it was the surviving entity following the merger and to amend its organizational documents. Loan Fund II guaranteed the Company’s obligation to make payments under the unsecured term loan. Loan Fund II, as the guarantor of the unsecured term loan, had the right to require the lenders to assign the loan to it under certain circumstances. We were permitted to prepay amounts outstanding under the unsecured term loan in whole or in part without penalty.

Portfolio Investments and Yield

As of June 30, 2016, our investment portfolio consisted primarily of senior secured loans across 36 positions across 30 companies with an aggregate fair value of $400.9 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 97.0% of those loans were variable-rate investments (primarily indexed to LIBOR). As of June 30, 2016, our portfolio had an average investment size of $11.1 million, with investment sizes ranging from less than $0.1 million to $36.6 million and a weighted average effective yield of 11.9%.

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

For the six months ended June 30, 2016, we invested $41.1 million in new and existing portfolio companies, offset by repayments and sales of $56.7 million. Repayments included $5.8 million of scheduled repayments and $57.7 million of unscheduled repayments.

For the six months ended June 30, 2015, we invested $49.4 million in new and existing portfolio companies, offset by repayments and sales of $66.1 million. Repayments included $8.4 million of scheduled repayments and $19.3 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	June 30, 2016		December 31, 2015
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	338.2	84.4	375.2	90.3

3	55.2	13.8	32.8	7.9

4	—	—	—	—

5	7.5	1.8	7.3	1.8

Total Portfolio	$400.9	100.0%	$415.3	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of June 30, 2016 and December 31, 2015, respectively, we had commitments to fund approximately $6.5 million and $14.0 million of revolving lines of credit or delayed draw facilities. During each of the three and six months ended June 30, 2016, we funded $8.5 million of the commitments outstanding as of December 31, 2015.

Distributions

In order to maintain our status as a RIC and to avoid corporate-level tax on income, we must distribute dividends to our stockholders each taxable year of an amount generally at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to any deduction for dividends paid, out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute dividends in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

During the three and six months ended June 30, 2016, we declared to stockholders distributions of $0.355 and $0.710 per share, for total distributions of $6.5 million and $13.0 million, respectively. During the three and six months ended June 30, 2015, we declared to stockholders distributions of $0.355 and $0.710 per share, for total distributions of $5.3 million and $10.6 million, respectively.

The timing and amount of our quarterly distributions, if any, are determined by our board of directors. While we intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, we may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our ability to be subject to tax as a RIC. We cannot assure stockholders that they will receive any distributions.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and six months ended June 30, 2016, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2016. The specific tax characteristics of the distribution will be reported to stockholders on after the end of the calendar year 2016 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2016 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Credit Facility	$164.5	$—	$—	$164.5	$—
Senior Notes	30.0	—	—	30.0	—
Total contractual obligations	$194.5	$—	$—	$194.5	$—

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

During April 2015, FASB issued ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as clarified by ASU 2015-015, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, containing guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 and ASU 2015-15. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03.

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

Assuming that the consolidated statement of financial condition as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$2.6	$1.6	$1.0
200	6.3	3.3	3.0
300	10.0	4.9	5.1
400	13.8	6.6	7.2
500	17.5	8.2	9.3

As of June 30, 2016, 100.0% of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 2, 2016, upon the recommendation of the nominating and corporate governance committee, the board of directors appointed Rick P. Frier to serve as an independent director of the Company with immediate effect. Mr. Frier was designated as a Class II director and will serve for the remainder of the current Class II term, which expires at the annual meeting of stockholders to be held in 2017. Mr. Frier was also elected to serve as a member of each of the audit, compensation, and nominating and corporate governance committees effective immediately. Mr. Frier is an “independent director” within the meaning of NASDAQ Stock Market Marketplace Rule 5605(a)(2) and Section 10A of the Exchange Act.

Mr. Frier’s compensation will be consistent with that provided to all of the Company’s independent directors, as described in the Company’s proxy statement filed with the SEC. There is no arrangement or understanding under which Mr. Frier was appointed. There are no transactions involving Mr. Frier requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Frier currently serves on the board of directors of Affinion Group, Inc., a company that provides loyalty program and customer engagement solutions for other businesses, to which he was elected in November 2015. Prior to this position, from April 2013 until January 2015 Mr. Frier was the Chief Financial Officer of Chiquita Brands International, Inc., a producer and distributor of produce. Before his position with Chiquita Brands, from March 2005 until October 2012 Mr. Frier served as the Chief Financial Officer of Catalina Marketing Corporation, a personalized digital media marketing firm. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and a MBA from Claremont Graduate University.

Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our board of directors.

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

WhiteHorse Finance, Inc.

Dated: August 5, 2016	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2016	By	/s/ Gerhard Lombard
Gerhard Lombard
Chief Financial Officer
(Principal Accounting and Financial Officer)

