Form 10-Q
period 2016-09-30
WhiteHorse Finance, Inc.
filed 2016-11-07
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes   ☐     No   ☒

As of November 7, 2016 the Registrant had 18,303,890 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$383,876	$395,143
Non-controlled affiliate company investments	19,010	20,200
Total investments, at fair value (amortized cost $421,376 and $436,109, respectively)	402,886	415,343
Cash and cash equivalents	17,796	22,769
Restricted cash and cash equivalents	5,913	—
Receivables from investments sold	—	—
Interest receivable	3,966	3,407
Prepaid expenses and other receivables	385	192
Total assets	$430,946	$441,711

Liabilities
Debt	$170,379	$183,482
Distributions payable	6,498	6,498
Management fees payable	5,876	3,813
Payables for investments purchased	—	2,865
Accounts payable and accrued expenses	993	1,001
Interest payable	385	—
Total liabilities	$184,131	$197,659

Commitments and contingencies (See Note 7)

Net assets
Common stock, 18,303,890 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	18	18
Paid-in capital in excess of par	271,679	271,679
Accumulated overdistributed net investment income	(6,454)	(7,419)
Accumulated realized gains on investments	698	1,176
Accumulated unrealized depreciation on investments	(19,126)	(21,402)
Total net assets	$246,815	$244,052
Total liabilities and total net assets	$430,946	$441,711

Number of shares outstanding	18,303,890	18,303,890
Net asset value per share	$13.48	$13.33

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,507	$10,338	$36,633	$31,545
Fee income	683	681	1,615	1,505
From non-controlled affiliate company investments
Dividend income	840	688	2,243	2,090
Total investment income	14,030	11,707	40,491	35,140

Expenses
Interest expense	2,050	1,654	5,917	5,028
Base management fees	2,250	2,125	6,749	6,377
Performance-based incentive fees	1,817	1,415	5,116	4,220
Administrative service fees	134	255	550	898
General and administrative expenses	511	596	1,700	1,736
Total expenses	6,762	6,045	20,032	18,259
Net investment income	7,268	5,662	20,459	16,881

Realized and unrealized gains (losses) on investments
Net realized gains/(losses)
Non-controlled/non-affiliate company investments	660	—	(478)	(379)
Net realized gains/(losses)	660	—	(478)	(379)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	1,856	(4,234)	3,466	(4,751)
Non-controlled affiliate company investments	(1,190)	—	(1,190)	200
Net change in unrealized appreciation (depreciation)	666	(4,234)	2,276	(4,551)
Net realized and unrealized gains/(losses) on investments	1,326	(4,234)	1,798	(4,930)
Net increase in net assets resulting from operations	$8,594	$1,428	$22,257	$11,951

Per Common Share Data
Basic and diluted earnings per common share	$0.47	$0.10	$1.22	$0.80
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	18,303,890	14,982,857	18,303,890	14,982,857

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net	Accumulated Realized Gains	Accumulated Unrealized Depreciation	Total
	Shares	Par amount	Excess of Par	Investment Income	on Investments	on Investments	Net Assets
Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358

Net increase in net assets resulting from operations	—	—	—	16,881	(379)	(4,551)	11,951

Distributions declared	—	—	—	(15,957)	—	—	(15,957)

Balance at September 30, 2015	14,982,857	$15	$228,731	$(4,994)	$349	$(2,749)	$221,352

Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

Net increase in net assets resulting from operations	—	—	—	20,459	(478)	2,276	22,257

Distributions declared	—	—	—	(19,494)	—	—	(19,494)

Balance at September 30, 2016	18,303,890	$18	$271,679	$(6,454)	$698	$(19,126)	$246,815

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$22,257	$11,951
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid in kind income	(834)	(935)
Net realized losses on investments	478	379
Net unrealized (appreciation) depreciation on investments	(2,276)	4,551
Accretion of discount	(2,284)	(1,211)
Amortization of deferred financing costs	642	613
Acquisition of investments	(69,610)	(103,990)
Proceeds from principal payments and sales of portfolio investments	86,983	128,618
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(5,913)	(4,674)
Interest receivable	(559)	26
Prepaid expenses and other receivables	(193)	278
Payables for investments purchased	(2,865)	2,865
Management fees payable	2,063	481
Accounts payable and accrued expenses	(8)	(82)
Interest payable	385	—
Net cash provided by operating activities	28,266	38,870

Cash flows from financing activities
Proceeds from borrowings under credit facility	101,505	74,500
Repayment of borrowings under credit facility	(115,250)	(91,500)
Deferred financing costs	—	(829)
Distributions paid to common stockholders, net of distributions reinvested	(19,494)	(15,957)
Net cash used in financing activities	(33,239)	(33,786)

Net change in cash and cash equivalents	(4,973)	5,084
Cash and cash equivalents at beginning of period	22,769	11,647
Cash and cash equivalents at end of period	$17,796	$16,731

Supplemental disclosure of cash flow information:
Interest paid	$4,890	$4,403

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50%	12.00%	12/8/20	$27,165	$26,713	$27,029	10.82%
	(0.50% Floor)	(1.00% PIK)
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00%	11.00%	9/15/20	16,149	16,021	16,149	6.49
	(1.00% Floor)
				43,314	42,734	43,178	17.31
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+9.25%	10.25%	5/26/21	12,500	12,096	12,375	4.90
	(1.00% Floor)

Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50%	11.50%	6/27/19	14,850	14,850	14,757	6.02
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25%	11.25%	6/25/20	25,000	24,782	24,770	10.04
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+10.25%	11.25%	6/25/20	5,000	4,956	4,954	2.01
	(1.00% Floor)
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	L+10.75%	11.75%	3/1/22	20,000	19,605	19,800	7.94
	(1.00% Floor)
Sigue Corporation(6)
Second Lien Secured Term Loan	L+11.00%	12.00%	12/27/18	25,000	24,776	24,375	10.04
	(1.00% Floor)
				75,000	74,119	73,899	30.03
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00%	13.00%	12/31/18	36,726	36,096	34,155	14.62
	(1.00% Floor)	(1.00% PIK)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+9.75%	10.75%	2/26/23	7,146	7,012	7,146	2.84
	(1.00% Floor)
Distributors
360 Holdings III Corp.
First Lien Secured Term Loan	L+9.00%	10.00%	10/1/21	9,900	9,556	9,900	3.87
	(1.00% Floor)
Diversified Support Services
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50%	10.50%	9/18/22	8,670	8,522	8,476	3.45
	(1.00% Floor)
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	12/20/20	9,725	9,547	9,384	3.87
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
AG Kings Holdings Inc.
First Lien Secured Term Loan	L+9.95%	10.95%	8/10/21	$14,000	$13,412	$13,685	5.43%
	(1.00% Floor)
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00%	12.00%	11/20/19	17,493	17,282	17,404	7.00
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+11.00%	12.00%	11/20/19	5,055	4,972	5,029	2.01
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+11.00%	12.00%	11/20/19	5,070	4,993	5,045	2.02
	(1.00% Floor)	(1.00% PIK)
				41,618	40,659	41,163	16.46
Health Care Facilities
Coastal Sober Living, LLC(6)
First Lien Secured Term Loan	L+10.25%	11.25%	6/30/19	23,529	23,284	23,529	9.43
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00%	10.50%	1/31/18	14,475	14,398	13,158	5.83
	(1.50% Floor)
Second Lien Secured Term Loan	N/A(5)	15.75%	7/31/18	1,000	983	641	0.40
				39,004	38,665	37,328	15.66

Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75%	9.00%	4/30/21	9,090	9,066	8,793	3.67
	(1.25% Floor)
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+11.21%	12.21%	3/17/21	6,000	5,893	5,895	2.39
	(1.00% Floor)
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25%	12.25%	1/25/21	5,000	4,968	4,975	2.01
	(1.00% Floor)
Oil & Gas Drilling
ProPetro Services, Inc.(6)
First Lien Secured Term Loan	L+6.25%	7.25%	9/30/19	8,440	8,397	7,130	3.40
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50%	8.75%	4/15/20	13,000	12,890	9,162	5.22
	(1.25% Floor)
Other Diversified Financial Services
The Pay-O-Matic Corp
First Lien Secured Term Loan	L+11.00%	12.00%	4/2/18	9,059	8,969	9,004	3.63
	(1.00% Floor)

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) (Continued)

September 30, 2016

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+12.00%	12.50%	10/9/20	$10,405	$10,238	$10,145	4.15%
	(0.50% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+9.00%	10.25%	7/1/20	18,000	17,873	17,937	7.24
	(1.25% Floor)
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4) (7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	965	959	965	0.39

Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+15.00%	15.50%	10/31/19	7,500	7,454	7,393	3.02

Total Debt Investments				385,912	380,563	373,160	154.15

Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A	N/A	12/8/25	—	—	—	—

Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	1,933	0.00
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	373	0.00
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	700	0.00
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	206	0.00
				—	—	3,212	0.00
Other Diversified Financial Services
Aretec Group, Inc. (6) (7)	N/A	N/A	N/A	—	20,693	7,504	8.38

Specialized Finance
NMFC Senior Loan Program I LLC Units(1)(6)(7)	N/A	N/A	6/10/19	—	20,120	19,010	8.15

Total Equity Investments				—	40,813	29,726	16.53

Total Investments				$385,912	$421,376	$402,886	170.68%

(1)	Except as otherwise noted, all investments are in companies that are not affiliated persons of, or controlled by, the Company, as defined by the Investment Company Act of 1940, as amended (the ‘‘1940 Act’’), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (‘‘LIBOR’’ or ‘‘L’’) or the Prime Rate (‘‘Prime’’ or ‘‘P’’), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the ‘‘all-in-rate’’ including the current index and spread, the fixed rate, and the payment-in-kind (‘‘PIK’’) interest rate, as the case may be.

(4)	The Company’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.

(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.

(6)	The investment or a portion of the investment does not provide collateral for the Company’s revolving credit facility.

(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 85% of total assets.

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

September 30, 2016

(in thousands, except share and per share data)

NOTE 1 – ORGANIZATION

WhiteHorse Finance, Inc. (“WhiteHorse Finance” and, together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, WhiteHorse Finance has qualified, elected and continues to qualify to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc., its wholly owned subsidiaries, WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”) and WhiteHorse Finance Credit I, LLC, and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation under the Securities Act. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2016.

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

Income Taxes: The Company has qualified, elected and continues to qualify to be treated as a RIC under Subchapter M of the Code. In order to maintain its ability to be subject to tax as a RIC, among other requirements, the Company is required to distribute dividends each taxable year of an amount generally at least equal to 90% of the sum of its ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses out of the assets legally available for distribution. In addition, the Company is generally subject to a nondeductible excise tax in respect of any calendar year equal to 4% of the amount by which the sum of (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses, or capital gain net income, for the one-year period ending on October 31 of the calendar year (adjusted for certain ordinary losses) and (3) any ordinary income and capital net gain income for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax exceed distributions for such calendar year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on September 30, 2016 or December 31, 2015. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2013 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-07, Equity Method and Joint Ventures (Topic 323), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. For public companies, ASU 2016-07 would be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-07 would have on its consolidated financial statements and disclosures.

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

During April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as clarified by ASU 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, containing guidance that requires debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 and ASU 2015-15. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03, as clarified by ASU 2015-15.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$201,580	$200,582	$219,126	$215,641
Second lien secured loans	178,982	172,577	196,863	178,196
Equity	40,814	29,727	20,120	21,506
Total	$421,376	$402,886	$436,109	$415,343

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2016		December 31, 2015
Advertising	$43,178	10.72%	$44,194	10.64%
Auto Parts & Equipment	12,375	3.07	—	—
Broadcasting	14,757	3.66	14,806	3.56
Consumer Finance	73,899	18.34	58,498	14.08
Data Processing & Outsourced Services	34,155	8.48	36,447	8.78
Department Stores	7,146	1.77	—	—
Distributors	9,900	2.46	9,775	2.35
Diversified Support Services	8,476	2.10	46,330	11.15
Electronic Equipment & Instruments	9,384	2.33	9,663	2.33
Food Retail	44,374	11.01	24,657	5.94
Health Care Distributors	—	—	5,982	1.44
Health Care Facilities	37,327	9.27	55,831	13.44
Health Care Technology	—	—	10,368	2.50
Integrated Telecommunication Services	8,793	2.18	5,936	1.43
Internet Retail	5,895	1.46	—	—
Office Services & Supplies	4,975	1.24	—	—
Oil & Gas Drilling	7,130	1.77	6,417	1.54
Oil & Gas Exploration & Production	9,162	2.27	10,507	2.53
Other Diversified Financial Services	16,510	4.10	17,002	4.09
Research & Consulting Services	10,145	2.52	11,571	2.79
Specialized Consumer Services	17,937	4.45	18,054	4.35
Specialized Finance	19,975	4.96	21,910	5.28
Trucking	7,393	1.84	7,395	1.78
Total	$402,886	100.00%	$415,343	100.00%

The portfolio companies underlying the investments are located in the United States. As of September 30, 2016 and December 31, 2015, the weighted average remaining term of the Company’s debt investments was approximately 3.6 years and 3.9 years, respectively.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a ‘‘pre-packaged’’ Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of September 30, 2016, the fair value of the Company’s investment in Aretec Group, Inc. was $7,505. As of December 31, 2015, prior to the conversion, the amortized cost and fair value of the Company’s second lien investment in RCS Capital Corporation was $20,687 and $7,262, respectively.

As of September 30, 2016 and December 31, 2015, the total fair value of non-accrual loans was $0 and $7,262, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2016 and 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$200,582	$200,582
Second lien secured loans	—	—	172,577	172,577
Equity	—	—	29,727	29,727
Total investments	$—	$—	$402,886	$402,886

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$215,641	$215,641
Second lien secured loans	—	—	178,196	178,196
Equity	—	—	21,506	21,506
Total investments	$—	$—	$415,343	$415,343

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	32,540	37,070	—	69,610
Non-cash interest income	556	278	—	834
Accretion of discount	1,323	1,002	(41)	2,284
Proceeds from pay downs and sales	(50,808)	(35,518)	(657)	(86,983)
Conversion from debt to equity	—	(7,263)	7,263	—
Net realized gains/(losses)	(1,135)	—	657	(478)
Net unrealized appreciation (depreciation)	2,465	(1,188)	999	2,276
Fair value, end of period	$200,582	$172,577	$29,727	$402,886

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$220,038	$162,252	$21,210	$403,500
Funding of investments	58,053	45,937	—	103,990
Non-cash interest income	390	545	—	935
Accretion of discount	782	429	—	1,211
Proceeds from pay downs and sales	(103,969)	(24,649)	—	(128,618)
Net unrealized depreciation	(202)	(177)	—	(379)
Transfers out of Level 3	(2,982)	(1,671)	102	(4,551)
Fair value, end of period	$172,110	$182,666	$21,312	$376,088

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$170,382	Discounted cash flows	Discount rate	9.3% – 19.9% (13.0%)
			Exit multiple	5.0x – 8.0x (6.4x)
	30,200	Weighting of discounted cash	Discount rate	10.1% – 17.7% (12.2%)
		flows and consensus pricing	Market quotes	88.1 – 97.5 (94.2)
			Exit multiple	3.5x – 6.0x (5.0x)
	$200,582

Second lien secured loans	$108,409	Discounted cash flows	Discount rate	11.4% – 50.5% (16.2%)
			Exit multiple	2.8x – 6.5x (5.4x)
	55,375	Weighting of discounted cash	Discount rate	10.8% – 20.5% (13.6%)
		flows and consensus pricing	Market quotes	67.5 – 99.1 (91.6)
			Exit multiple	5.0x – 7.0x (5.7x)
	8,793	Consensus pricing	Market quotes	96.7
	$172,577

Equity	$29,727	Discounted cash flows and	Discount rate	13.8% – 25.0% (15.3%)
		Black-Scholes model	Exit multiple	6.0x – 8.0x (6.7x)
			Volatility	25.0%
	$29,727
Total Level 3 investments	$402,886

Investment Type	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$145,646	Discounted cash flows	Discount rate	10.3% – 20.7% (13.6%)
			Exit multiple	4.5x – 8.0x (5.5x)
	69,995	Weighting of discounted cash	Discount rate	10.5% – 23.6% (13.3%)
		flows and consensus pricing	Market quotes	67.0 – 98.0 (92.5)
			Exit multiple	3.5x – 9.0x (6.8x)
	$215,641

Second lien secured loans	$110,595	Discounted cash flows	Discount rate	11.1% – 20.0% (14.4%)
			Exit multiple	4.5x – 7.0x (6.0x)
	67,601	Weighting of discounted cash	Discount rate	10.6% – 20.3% (13.1%)
		flows and consensus pricing	Market quotes	57.5 – 99.6 (87.4)
			Exit multiple	5.0x – 8.5x (5.3x)
	$178,196

Equity	$20,200	Discounted cash flows	Discount rate	11.0%
	1,306	Black-Scholes model	Volatility	25.0%
	$21,506
Total Level 3 investments	$415,343

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

The following table presents the carrying values and fair values of the Company’s borrowings as of September 30, 2016 and December 31, 2015. The fair values of the credit facility and unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”), was estimated using the unadjusted quoted price as of the valuation date.

		September 30, 2016		December 31, 2015
	Fair Value Level	Carrying Value	Fair Value	Carrying Value	Fair Value
JPM Credit Facility	3	$141,046	$139,241	$99,277	$103,686
Senior Notes	2	29,333	30,275	29,205	29,680
Unsecured term loan	3	—	—	55,000	54,682
		$170,379	$169,516	$183,482	$188,048

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of September 30, 2016, the Company’s asset coverage for borrowed amounts was 242.5%. The Company’s outstanding debt as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016		December 31, 2015
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
JPM Credit Facility	$143,255	$141,046	$102,000	$99,277
Senior Notes	30,000	29,333	30,000	29,205
Unsecured term loan	—	—	55,000	55,000
	$173,255	$170,379	$187,000	$183,482

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

The JPM Credit Facility bears interest at LIBOR plus 2.90% on outstanding borrowings. The Company is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPM Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the JPM Credit Facility exceeded $100,000. In connection with the JPM Credit Facility, WhiteHorse Credit pledged securities with a fair value of $349,304 as of September 30, 2016 as collateral. The JPM Credit Facility has a final maturity date of December 23, 2019. Under the JPM Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2016, the Company had $143,255 in outstanding borrowings and $56,745 undrawn under the JPM Credit Facility. Weighted average outstanding borrowings were $144,937 and $120,769 at weighted average interest rates of 3.62% and 3.52% for the three and nine months ended September 30, 2016. The Company’s ability to draw down undrawn funds under the JPM Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2016, $20,942 was available to be drawn by the Company based on these requirements.

The Natixis Credit Facility bore interest at the daily commercial paper rate plus 2.25% on outstanding borrowings. The Company also incurred a commitment fee of 0.75% per annum on any undrawn balance. Weighted average outstanding borrowings were $84,408 and $95,672 at weighted average interest rates of 2.59% and 257% for the three and nine months ended September 30, 2015, respectively.

Senior Notes: On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations, rank senior to the Company’s unsecured term loan and are structurally subordinate to borrowings under the JPM Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

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

During the three and nine months ended September 30, 2016, the Company incurred base management fees of $2,250 and $6,749, respectively. During the three and nine months ended September 30, 2015, the Company incurred base management fees of $2,125 and $6,377, respectively.

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

During the three and nine months ended September 30, 2016, the Company incurred performance-based incentive fees of $1,817 and $5,116, respectively. During the three and nine months ended September 30, 2015, the Company incurred performance-based incentive fees of $1,415 and $4,220, respectively.

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

During the three and nine months ended September 30, 2016, the Company incurred allocated administrative service fees of $134 and $550, respectively. During the three and nine months ended September 30, 2015, the Company incurred allocated administrative service fees of $255 and $898, respectively.

Co-investments with Related Parties: At September 30, 2016 and December 31, 2015, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $60 and $50, respectively.

At September 30, 2016 and December 31, 2015, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $171,405 and $52,257, respectively.

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

The balance of unfunded commitments to extend credit was $0 and $14,000 as of September 30, 2016 and December 31, 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2016	2015
Per share data:(1)
Net asset value, beginning of period	$13.33	$15.04

Net investment income	1.12	1.13
Net realized and unrealized gains (losses) on investments	0.10	(0.33)
Net increase in net assets resulting from operations	1.22	0.80

Distributions declared	(1.07)	(1.07)
Net asset value, end of period	$13.48	$14.77

Total annualized return based on market value(2)	(6.40)%	1.04%
Total annualized return based on net asset value	12.04%	7.05%
Net assets, end of period	$246,815	$221,352
Per share market value at end of period	$10.93	$11.64
Shares outstanding end of period	18,303,890	14,982,857

Ratios/Supplemental Data: (3)
Ratio of expenses before incentive fees to average net assets	8.07%	8.29%
Ratio of incentive fees to average net assets	2.77%	2.49%
Ratio of total expenses to average net assets	10.84%	10.78%
Ratio of net investment income to average net assets	11.07%	9.97%
Portfolio turnover ratio	17.01%	26.68%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net increase in net assets resulting from operations	$8,594	$1,428	$22,257	$11,951
Weighted average shares outstanding	18,303,890	14,982,857	18,303,890	14,982,857
Basic and diluted per share net increase in net assets resulting from operations	$0.47	$0.10	$1.22	$0.80

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

On November 20, 2015, we completed a non-transferable subscription rights offering, or the Rights Offering, to our stockholders of record as of October 23, 2015. The rights entitled record stockholders to subscribe for up to an aggregate of 3,321,033 shares of our common stock at a price equal to $13.55 per share, the closing price of the Company’s stock as of October 16, 2015. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. The rights offering was fully subscribed, and net proceeds, after payment of the dealer manager fees and other offering expenses, was approximately $44.0 million.

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

As of September 30, 2016, our investment portfolio consisted primarily of senior secured loans across 34 positions in 28 companies, with an aggregate fair value of $402.9 million. As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies, with an aggregate fair value of approximately $415.3 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Investment Income

Investment income for the three and nine months ended September 30, 2016 totaled $14.0 million and $40.5 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2015 of $11.7 million and $35.1 million, respectively. Investment income increased primarily as a result of an increase in the average balance of earning investments. Included in investment income for the three and nine months ended September 30, 2016 is $0.4 million and $1.1 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and nine months ended September 30, 2015 totaled $0.6 million and $1.3 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $6.8 million and $20.0 million for the three and nine months ended September 30, 2016, respectively. This compares to expenses of $6.0 million and $18.3 million for the three and nine months ended September 30, 2015, respectively.

Interest expense totaled $2.1 million and $5.9 million for the three and nine months ended September 30, 2016, respectively. We incurred interest expense of $1.7 million and $5.0 million for the three and nine months ended September 30, 2015, respectively. The increase was due to higher interest rates and the higher spread on our revolving credit facility over the comparable periods during the prior year.

Base management fees totaled $2.3 million and $6.7 million for the three and nine months ended September 30, 2016, and $2.1 million and $6.4 million for the three and nine months ended September 30, 2015, respectively. Performance-based incentive fees totaled $1.8 million and $5.1 million for the three and nine months ended September 30, 2016, and $1.4 million and $4.2 million for the three and nine months ended September 30, 2015, respectively. The increases in base management fees and performance-based incentive fees are attributable to increases in total assets and net investment income, respectively.

Administrative fees for the three and nine months ended September 30, 2016 totaled $0.1 million and $0.6 million, respectively. This compares to administrative fees of $0.3 million and $0.9 million for the three and nine months ended September 30, 2015, respectively.

General and administrative expenses were $0.5 million and $1.7 million for the three and nine months ended September 30, 2016, respectively, and $0.6 million and $1.7 million during the three and nine months ended September 30, 2015, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and nine months ended September 30, 2016 we incurred a net realized gain of $0.7 million and a net realized loss of $0.5 million, respectively. No realized gains or losses were incurred during the three months ended September 30, 2015. For the nine months ended September 30, 2015, net realized losses of $0.4 million were incurred. Realized gains/losses are related to the opportunistic sales of investments.

For the three and nine months ended September 30, 2016, we incurred net unrealized appreciation of $0.7 million and $2.3 million, respectively. For the three and nine months ended September 30, 2015, we incurred net unrealized depreciation of $4.2 million and $4.6 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Unrealized appreciation during the three and nine months ended September 30, 2016, related in part to positive credit developments on our investments in Crews of California, Inc. and Securus Technologies Holdings, Inc.

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

Our operating activities generated cash and cash equivalents of $28.3 million during the nine months ended September 30, 2016, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $33.2 million during the nine months ended September 30, 2016, primarily for the payment of distributions to stockholders and net repayment of borrowings under our revolving credit facility.

Our operating activities generated cash and cash equivalents of $38.9 million during the nine months ended September 30, 2015, primarily from the net divestiture of investments. Our financing activities used cash and cash equivalents of $33.8 million during the nine months ended September 30, 2015, primarily for the net repayment of borrowings under our revolving credit facility and the payment of distributions to stockholders.

As of September 30, 2016, we had cash and cash equivalents resources of $23.7 million, including $5.9 million of restricted cash.  As of the same date, we had approximately $20.9 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

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

As of September 30, 2016, there was $143.3 million in outstanding borrowings under the JPMorgan Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $20.9 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $349.3 million as of September 30, 2016.

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

Advances under the JPMorgan Credit Facility are based on the one month LIBOR plus an annual spread of 2.90%. Interest is payable monthly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPMorgan Credit Facility has not been borrowed. The non-usage fee was waived through September 22, 2016 while borrowings under the JPMorgan Credit Facility exceeded $100 million. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the JPMorgan Credit Facility. Any amounts borrowed under the JPMorgan Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 23, 2019.

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

Portfolio Investments and Yield

As of September 30, 2016, our investment portfolio consisted primarily of senior secured loans across 34 positions in 28 companies with an aggregate fair value of $402.9 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 99.6% of those loans were variable-rate investments (primarily indexed to LIBOR). As of September 30, 2016, our portfolio had an average investment size of $11.9 million, with investment sizes ranging from less than $0.2 million to $34.2 million and a weighted average effective yield of 12.1%.

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

For the nine months ended September 30, 2016, we invested $69.6 million in new and existing portfolio companies, offset by repayments and sales of $87.0 million. Repayments included $57.6 million of scheduled repayments and $29.4 million of unscheduled repayments.

For the nine months ended September 30, 2015, we invested $104.0 million in new and existing portfolio companies, offset by repayments and sales of $128.6 million. Repayments included $90.3 million of scheduled repayments and $38.3 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	September 30, 2016		December 31, 2015
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	322.4	80.0	375.2	90.3

3	73.0	18.1	32.8	7.9

4	—	—	—	—

5	7.5	1.9	7.3	1.8

Total Portfolio	$402.9	100.0%	$415.3	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of September 30, 2016 and December 31, 2015, respectively, we had commitments to fund approximately $0 million and $14.0 million of revolving lines of credit or delayed draw facilities. During each of the three and nine months ended September 30, 2016, we funded $7.5 million and $4.0 million, respectively, of the commitments outstanding as of December 31, 2015.

Distributions

In order to maintain our status as a RIC and to avoid corporate-level tax on income, we must distribute dividends to our stockholders each taxable year of an amount generally at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute dividends in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we paid no U.S. federal income tax.

During the three and nine months ended September 30, 2016, we declared to stockholders distributions of $0.355 and $1.065 per share, for total distributions of $6.5 million and $19.5 million, respectively. During the three and nine months ended September 30, 2015, we declared to stockholders distributions of $0.355 and $1.065 per share, for total distributions of $5.3 million and $16.0 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and nine months ended September 30, 2016, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2016. The specific tax characteristics of the distribution will be reported to stockholders on after the end of the calendar year 2016 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2016 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
JPM Credit Facility	$143.3	$—	$—	$143.3	$—
Senior Notes	30.0	—	—	30.0	—
Total contractual obligations	$173.3	$—	$—	$173.3	$—

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services — Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in WhiteHorse Credit and WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit and WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under our revolving credit facilities is treated as our indebtedness.

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

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on our consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued ASU, 2016-07, Equity Method and Joint Ventures (Topic 323), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. For public companies, ASU 2016-07 would be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The We are currently evaluating the impact that ASU 2016-07 would have on our consolidated financial statements and disclosures.

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

During April 2015, FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as clarified by ASU 2015-015, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, containing guidance that will require debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 and ASU 2015-15. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. We adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03.

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

Assuming that the consolidated statement of financial condition as of September 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$3.2	$1.5	$1.7
200	7.1	2.9	4.2
300	10.9	4.3	6.6
400	14.8	5.8	9.0
500	18.6	7.2	11.4

As of September 30, 2016, 98.0% of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2015 which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

WhiteHorse Finance, Inc.

Dated: November 7, 2016	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2016	By	/s/ Edward J. Giordano
Edward J. Giordano
Chief Financial Officer
(Principal Accounting and Financial Officer)

