Form 10-K
period 2016-12-31
WhiteHorse Finance, Inc.
filed 2017-03-10
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016 based on the closing price on that date of $10.82 on the NASDAQ Global Select Market was approximately $198.5 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 18,303,890 shares of the registrant’s common stock outstanding as of March 9, 2017.

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

As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies with an aggregate fair value of approximately $411.7 million. As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies with an aggregate fair value of approximately $415.3 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

An affiliate of our investment adviser, WhiteHorse Administration, under an administration agreement, or the Administration Agreement, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the small-cap market. As of December 31, 2016, H.I.G. Capital managed approximately $21 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 330 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

Investment Strategy

Our investment strategy is to generate current income and capital appreciation primarily by originating secured loans. We seek to create a broad portfolio consisting of investments generally in the range of $5 million to $25 million primarily in debt securities and loans of U.S. based small-cap companies. We primarily target borrowers in the United States with enterprise values of $50 million to $350 million across a broad range of industries. The proceeds of our loans are used for a variety of purposes, including refinancings of existing debt, acquisition financing, or working capital to support growth or realignment.

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

Investment Process Overview

Sourcing.  Our deal flow and idea generation for small-cap investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the small-cap business community. Built over the past 23 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to small-cap companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 320 investment professionals in each of its 17 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 23 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence.  We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 23 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for small-cap companies will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	0.0%	$—	0.0%
2	358.2	87.0	375.2	90.3
3	53.5	13.0	32.8	7.9
4	—	0.0	—	0.0
5	—	0.0	7.3	1.8
Total Portfolio	$411.7	100.0%	$415.3	100.0%

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

Administration

We do not have any direct employees, and our day-to-day investment operations are managed by our investment adviser. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Under the Investment Advisory Agreement and the Administration Agreement, WhiteHorse Advisers, WhiteHorse Administration and their affiliates, respectively, have agreed to provide us with access to personnel, an investment committee and certain other resources so that we may perform our obligations as portfolio manager. Our officers are employees of an affiliate of WhiteHorse Administration, an affiliate of our investment adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs is paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of WhiteHorse Advisers. See “Business — Management Agreements — Administration Agreement.”

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters, and is payable in arrears. Base management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excluded cash and cash equivalents from the calculation of the base management fee for the calendar quarters ended December 31, 2012, March 31, 2013, June 30, 2013, and September 30, 2013.

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

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 2, 2016. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter for a term of one year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching its decision to re-approve the Investment Advisory Agreement, our board of directors considered information it received relating to:

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

Based on the information that the board of directors reviewed, the considerations detailed above and further discussions, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates are reasonable in relation to the services to be provided and re-approved the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in November 2016. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

Code of Ethics

We and WhiteHorse Advisers have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. For additional information, see “Item 10. Directors, Executive Officers and Corporate Governance — Code of Ethics.”

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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012 until the earliest of:

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code, and intend to continue to qualify annually for such treatment. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends for U.S. federal income tax purposes to our stockholders. To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of the sum of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, plus the excess of any gross income exempt from U.S. federal income tax under Section 103(a) of the Code over deductions related to such tax-exempt income determined without regard to any deduction for dividends paid. In this annual report on Form 10-K, we refer to this distribution requirement as the “Annual Distribution Requirement.”

Taxation as a RIC

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute as dividends for U.S. federal income tax purposes to our stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any taxable income, including net capital gain, not distributed to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner dividends of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. We intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the “90% Income Test”; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
—	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

—	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (together, the Diversification Tests).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the instruments, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to mitigate the risk that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90%

Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

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

Should failure occur, not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders in computing our taxable income, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be eligible to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of a stockholder’s tax basis in our shares, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two taxable years, to qualify as a RIC in a subsequent taxable year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

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

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. Furthermore, in June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least equal to 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, each taxable year as dividends for U.S. federal income tax purposes to our stockholders. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to be subject to tax as a RIC. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility or otherwise, we may fail to qualify to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid small-cap private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our returns will be reduced by any corporate income tax that our subsidiaries pay.

We may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may result in our being subject to additional state, local or foreign income, franchise or withholding liabilities.

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

As a result, we may have difficulty meeting the annual distribution requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, in order to be subject to tax as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify to be subject to tax as a RIC and thus be subject to corporate level income tax.

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

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility and the Senior Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility and the Senior Notes or obtain other credit at all or on terms acceptable to us.

In addition, the terms governing the Credit Facility and the Senior Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2016, assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	(19.2)%	(11.0)%	(2.7)%	5.5%	13.8%

(1)	Assumes $446.2 million in total assets, $185.0 million in debt outstanding and $249.4 million in net assets as of December 31, 2016, and an average cost of funds of 4.3%, which is our weighted average borrowing cost as of December 31, 2016.

Based on our outstanding indebtedness of $185.0 million as of December 31, 2016 and an average cost of funds of 3.8% and 6.5%, which were the effective annualized interest rates of the Credit Facility and Senior Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.

On July 23, 2013, we completed the public offering of the Senior Notes. There are several circumstances under which an event of default may occur under the debt agreement for the Senior Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, the scope of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. We cannot predict the ultimate effect on us or our portfolio companies that changes in the laws and regulations would have as a result of the Dodd-Frank Act, or whether and to the extent to which the Dodd-Frank Act may remain in its current form. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

If we or one of our affiliates approved by the Lender is no longer the portfolio manager under the Credit Facility or if certain change of control events occur, then an event of default will occur under the Credit Facility which could have a material adverse effect on our business, financial condition and results of operations. A change of control under the Credit Facility occurs if (1) we or our affiliates, collectively, (i) cease to possess, directly or indirectly, the right to elect or appoint managers that at all times have a majority of the votes of the board of managers (or similar governing body) of WhiteHorse Credit or to direct the management policies and decisions of WhiteHorse Credit or (ii) cease, directly or indirectly, to own and control legally and beneficially all of the equity interests of the Company or (2) WhiteHorse Advisers or its affiliates, collectively, cease to be our investment adviser. The occurrence of an event of default could result in us being unable to make distributions to our stockholders sufficient to maintain our ability to be subject to tax as a RIC, or at all, terminates the reinvestment period if then in effect, permits the facility agent on behalf of the Lender to take over management of WhiteHorse Credit’s portfolio and to direct the liquidation of its assets, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our Administrator has the right, under the Administration Agreement, to resign at any time upon 60 days’ notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	the last day of our fiscal year ending December 31, 2017;
•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;
•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or
•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

We are taking advantage of some of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we expect to remain an emerging growth company through December 31, 2017, we are taking advantage of the exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and the extended transition period available to emerging growth companies to comply with “new or revised accounting standards” until those standards are applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Business — Regulation — JOBS Act.”

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, and related rules and regulations of the SEC. Because we will no longer qualify as an emerging growth company on December 31, 2017, at the latest, our independent registered public accounting firm must audit this report, pursuant to Section 404(b) of the Sarbanes-Oxley Act, beginning with the fiscal year ending December 31, 2017. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the FMV of our investment.

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

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings under the Credit Facility and to make distributions to us in the ordinary course — a borrowing base test and a market value test. The borrowing base test compares, at any given time, the borrowing base under the Credit Facility to (1) the aggregate outstanding amount of all Lender advances, (2) the excess of certain unfunded commitments on loans over the amount reserved with respect to such loans and (3) the amount due for any unsettled purchases of loans at such time. To meet the borrowing base test, this ratio must exceed a minimum specified amount set forth in the Credit Facility and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum specified amount set forth in the Credit Facility and related documentation. If either of these coverage tests is not met on a compliance date, then WhiteHorse Credit may sell portfolio investments or apply cash until such coverage tests are satisfied. If we fail to receive cash from WhiteHorse Credit, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

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

Payments made under the Senior Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest as well as payments made upon maturity, redemption, or sale of the Senior Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Senior Notes.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If the amount of any distribution exceeds the sum of our investment company taxable income, determined without regard to any deduction for dividends paid, and net capital gains, if any, then all or a portion of such distribution could constitute a return of capital to stockholders rather than dividend income for tax purposes. A return of capital is a return to investors of a portion of their original investment in the company rather than income or capital gains. A return of capital will have the effect of reducing a stockholder’s basis in its shares of common stock, which may, if such stockholder sells or otherwise disposes such stock at a price greater than its then-current basis, result in a higher taxable gain to such stockholder at the time of sale.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

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

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this annual report on Form 10-K, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

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

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our ability to be subject to tax as a RIC.

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

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” The following table sets forth, for each full fiscal quarter since January 1, 2015, the net asset value, or NAV, per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our net asset value per share and quarterly distributions per share.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Declared Distributions
Period	NAV(1)	High	Low
Fiscal year ended December 31, 2016
Fourth Quarter	$13.63	$12.61	$10.40	(7.5)%	(23.7)%	$0.355
Third Quarter	13.48	12.07	10.89	(10.5)	(19.2)	0.355
Second Quarter	13.37	10.98	9.81	(17.9)	(26.6)	0.355
First Quarter	13.28	12.25	9.38	(7.8)	(29.4)	0.355
Fiscal year ended December 31, 2015
Fourth Quarter	$13.33	$13.55	$11.20	1.7%	(16.0)%	$0.355
Third Quarter	14.77	13.56	11.52	(8.2)	(22.0)	0.355
Second Quarter	15.03	13.53	12.55	(10.0)	(16.5)	0.355
First Quarter	15.00	12.90	11.25	(14.0)	(25.0)	0.355

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount or premium to net asset value is separate and distinct from the risk that our net asset value will decrease.

The last reported closing market price of our common stock on March 9, 2017 was $12.81 per share. As of March 9, 2017, we had 17 stockholders of record.

Distributions

We intend to continue making quarterly distributions to our stockholders. The timing and amount of our quarterly distributions, if any, are determined by our board of directors. We have elected to be treated as a RIC under Subchapter M of the Code and intend to maintain such treatment. To maintain our ability to be subject to tax as a RIC, we must meet the Annual Distribution Requirement.

The following table lists the quarterly distributions per share declared for each full fiscal quarter since January 1, 2015.

	Payment Dates	Distributions Declared
Record Dates		Per Share	Dollar amount (in thousands)
Fiscal year ended December 31, 2016(1)
December 20, 2016	January 3, 2017	$0.355	$6,498
September 19, 2016	October 3, 2016	0.355	6,498
June 20, 2016	July 6, 2016	0.355	6,498
March 21, 2016	April 4, 2016	0.355	6,498
Total		$1.420	$25,992
Fiscal year ended December 31, 2015(2)
December 21, 2015	January 4, 2016	$0.355	$6,498
September 21, 2015	October 2, 2015	0.355	5,319
June 19, 2015	July 2, 2015	0.355	5,319
March 20, 2015	April 3, 2015	0.355	5,319
Total		$1.420	$22,455

(1)	For foreign stockholders, 98.98% of distributions from ordinary income qualify as interest-related dividends.
(2)	For foreign stockholders, 97.7% of distributions from ordinary income qualify as interest-related dividends

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2016 with that of the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2016, 2015, 2014, 2013 and 2012, and has been derived from our financial statements that were audited by Crowe Horwath LLP, an independent registered public accounting firm.

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012(1)
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$53,849	$47,074	$37,546	$37,617	$44,793
Base management fees, net of fees waived	8,990	8,560	7,110	4,811	306
Performance-based incentive fees	6,755	4,323	3,387	4,800	—
All other expenses	11,093	13,436	10,048	8,696	2,286
Net investment income	27,011	20,755	17,001	19,310	42,201
Net realized losses on investments	(478)	(379)	(64)	—	(2,754)
Net change in unrealized appreciation (depreciation) on investments	4,796	(23,204)	2,607	(280)	111
Net increase (decrease) in net assets resulting from operations	31,329	(2,828)	19,544	19,030	39,558
Per share data:
Net asset value	13.63	13.33	15.04	15.16	15.30
Net investment income	1.48	1.36	1.13	1.29	N/A (2)
Net realized losses on investments	(0.02)	(0.02)	—	—	N/A
Net change in unrealized (depreciation) appreciation on investments	0.26	(1.45)	0.17	(0.02)	N/A
Net increase (decrease) in net assets resulting from operations	1.72	(0.18)	1.30	1.27	N/A
Per share distributions declared	1.42	1.42	1.42	1.42	0.108
Dollar amount of distributions declared	25,992	22,455	21,276	21,257	1,616
Balance Sheet data at period end:
Investments, at fair value	411,714	415,343	403,500	272,439	180,488
Cash and cash equivalents	17,036	22,769	11,647	92,905	156,123
Restricted cash and cash equivalents	11,858	—	4,495	3,078	31,646
Other assets	5,626	3,599	7,200	5,731	5,025
Total assets	446,234	441,711	426,842	374,153	373,282
Total liabilities	196,845	197,659	201,484	147,151	144,233
Total net assets	249,389	244,052	225,358	227,002	229,049
Other data:
Weighted average effective yield on income producing investments(3)	11.8%	11.8%	11.3%	11.8%	15.9%
Number of portfolio investments at period end	37	35	37	21	8

(1)	Includes the financial information of WhiteHorse Finance, LLC for the period prior to the BDC Conversion.
(2)	Prior to December 4, 2012, we did not have common stock outstanding, and, therefore, per share information for the period presented is not meaningful.
(3)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of income producing investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares. Concurrent with the IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement transaction exempt from the Securities Act, or the Concurrent Private Placement.

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

As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies with an aggregate fair value of approximately $411.7 million. As of December 31, 2015, our investment portfolio consisted primarily of senior secured loans across 35 positions in 29 companies with an aggregate fair value of approximately $415.3 million. At both dates, the majority of our portfolio comprised senior secured loans to small-cap borrowers.

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

Investment Income

Investment income for the years ended December 31, 2016, 2015 and 2014, respectively, totaled $53.8 million, $47.1 million and $37.5 million and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of $2.3 million, $1.9 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Non-recurring fee income for the years ended December 31, 2016, 2015 and 2014 totaled $1.8 million, $1.6 million and $1.2 million, respectively. Investment income excluding fee income increased due to larger investment portfolio balances, offset partially by the impact of spread compression. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of fees waived, were $26.8 million, $26.3 million and $20.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest expense totaled $8.2 million, $10.0 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Base management fees, net of fees waived, and performance-based incentive fees totaled $9.0 million and $6.8 million, respectively, for the year ended December 31, 2016, $8.6 million and $4.3 million, respectively, for the year ended December 31, 2015, and $7.1 million and $3.4 million, respectively, for the year ended December 31, 2014. Base management fees increased year over year due to the increase in total assets.

Administrative service fees totaled approximately $0.7 million, $1.1 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Administrative service fees incurred for the year ended December 31, 2016 were lower than for the year ended December 31, 2015, primarily due to the departure of the Company's Chief Financial Officer in the third quarter of 2016. Administrative services fees for the year ended December 31, 2015, decreased compared to December 31, 2014, primarily due to the departure of the Company's Chief Operating Officer in the third quarter of 2015.

Net Realized and Unrealized Gains and Losses on Investments

We incurred net realized losses on investments of $0.5 million, $0.4 million and $0.1 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

Net unrealized appreciation was $4.8 million, net unrealized depreciation was $23.2 million and net unrealized appreciation was $2.6 million, respectively, for the years ended December 31, 2016, 2015 and 2014, due to credit related adjustments, which caused changes in fair value, and the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years. The increase in realized and unrealized gains on investments was primarily attributable to the recognition of unrealized loss in the company’s investment in RCS Capital Corporation during fourth quarter of 2015.

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

Our operating activities generated cash and cash equivalents of approximately $22.3 million during the year ended December 31, 2016, primarily from the net proceeds from principal repayments and sale of portfolio investments. Our financing activities used cash and cash equivalents of approximately $28.0 million during the year ended December 31, 2016, primarily for the payment of distribution to stockholders.

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

As of December 31, 2016, we had cash and cash equivalents resources, including restricted cash, of $28.9 million. As of the same date, we had $45.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2015, we had cash and cash equivalents resources of $22.8 million. As of the same date, we had $98.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2014, we had cash and cash equivalents resources of $16.1 million, including $4.5 million of restricted cash. As of the same date, we had $44.5 million undrawn and available to be drawn under the Natixis Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Capital Raises

On November 20, 2015, we completed our non-transferable subscription rights offering to our stockholders of record as of 5:00 p.m., New York City time, on October 23, 2015. The rights entitled record stockholders to subscribe for up to an aggregate of 3,321,033 shares of our common stock at a price equal to $13.55 per share, the closing price of the Company’s stock as of October 16, 2015. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. The net proceeds from the rights offering, after payment of the dealer manager fees and other offering expenses, was approximately $44.0 million, which we received on November 30, 2015. In connection with the rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to the sum of (i) 4% of the subscription price per share for each share issued to non-affiliates of H.I.G. Capital pursuant to exercise of the primary subscription and/or the over-subscription privilege and (ii) 1% of the subscription price per share for each share issued to affiliates of H.I.G. Capital pursuant to exercise of the primary subscription and/or the over-subscription privilege. We incurred offering expenses, including the dealer manager fee of $0.5 million, of $1.0 million in connection with this rights offering.

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

On December 23, 2015, WhiteHorse Credit entered into a $200 million revolving credit and security agreement with the Lender. We drew $102 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms.

As of December 31, 2016, there was $155 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $40 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $356.9 million as of December 31, 2016.

As of December 31, 2015, there was $102 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $36 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $282.0 million as of December 31, 2015.

As of December 31, 2014, we had $105.5 million in outstanding borrowings under the Natixis Credit Facility and, based on the collateral and portfolio requirements stipulated in the Natixis Credit Facility agreement, approximately $45 million was available to be drawn on such date. The Credit Facility was secured by all of the assets of WhiteHorse Warehouse, which included loans with a fair value of $357.7 million as of December 31, 2014.

The Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $220 million, subject to consent from the lender and other customary conditions.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings under the Credit Facility and to make distributions in the ordinary course — a borrowing base test and a market value test. The borrowing base test compares, at any given time, the borrowing base under the Credit Facility to the aggregate outstanding amount of all Lender advances, as set forth in the Credit Facility and related documentation. To meet the borrowing base test, this ratio must exceed a minimum of 100% as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation.

Advances under the Credit Facility are based on the one month LIBOR plus an annual spread of 2.90%. Interest is payable monthly in arrears. WhiteHorse Credit was required to pay a non-usage fee which will accrue at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100 million. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 23, 2019.

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

If we fail to perform our obligations under the credit agreement or the related agreements, an event of default may occur under the credit agreement, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the Credit Facility. Any such developments could have a material adverse effect on our financial conditions and results of operations.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of Senior Notes, the net proceeds of which were used to reduce outstanding obligations under our unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Unsecured Term Loan

On November 8, 2012, WhiteHorse Finance entered into a $90.0 million unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P. as guarantor. On December 22, 2014, we amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.20% to LIBOR plus 1.65% and (ii) extend the maturity date by one year to July 3, 2016. The amendment was effective as of January 6, 2015. On June 30, 2016 we repaid in full the outstanding balance of $55.0 million due under the unsecured term loan. As of each of December 31, 2015 and 2014, we had $55.0 million in outstanding borrowings under our unsecured term loan.

Distributions

During the years ended December 31, 2016, 2015 and 2014, we declared distributions of $1.42, $1.42 and $1.42 per share, respectively, for total distributions of $26.0 million, $22.5 million and $21.3 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the year ended December 31, 2016, distributions to stockholders did not include a return of capital for tax purposes. For the year ended December 31, 2015, distributions to stockholders included a return of capital of $0.8 million for tax purposes. For the year ended December 31, 2014, distributions to stockholders did not include a return of capital for tax purposes.

The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies with an aggregate fair value of $411.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to small-cap borrowers and approximately 99.8% of those loans were variable-rate investments (primarily indexed to LIBOR). As of December 31, 2016, our portfolio had an average investment size of $10.8 million, with investment sizes ranging from less than $0.2 million to $26.7 million and a weighted average effective yield of 11.8%.

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

For the year ended December 31, 2016, WhiteHorse Finance invested $121.5 million in new and existing portfolio companies, offset by repayments and sales of $133.7 million. Repayments included $23.4 million of scheduled repayments and $110.3 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	December 31, 2016		December 31, 2015
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	—	$—	—
2	358.2	87.0	375.2	90.3
3	53.5	13.0	32.8	7.9
4	—	—	—	—
5	—	—	7.3	1.8
Total Portfolio	$411.7	100.0%	$415.3	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2016 and 2015, respectively, we had commitments to fund approximately $0 million and $14.0 million of revolving lines of credit or delayed draw facilities. During the year ended December 31, 2016, we funded commitments of $14.0 million that were outstanding as of December 31, 2015. During the year ended December 31, 2015, we funded commitments of $10.8 million that were outstanding as of December 31, 2014.

Distributions

In order to maintain our ability to be subject to tax as a RIC and to avoid corporate-level tax on income, we must meet the Annual Distribution Requirement.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2016 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$155.0	$—	$155.0	$—	$—
Senior notes	30.0	—	—	30.0	—
Total contractual obligations	$185.0	$—	$155.0	$30.0	$—

As of December 31, 2016, we had $45.0 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to a percentage of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Business — Management Agreements — Investment Advisory Agreement.”

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with the resources necessary for us to act as portfolio manager to WhiteHorse Credit under the Credit Facility. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of WhiteHorse Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief compliance officer and chief financial officer along with their respective staffs. See “Business — Management Agreements — Administration Agreement.”

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, us pursuant to the Investment Advisory Agreement.
•	WhiteHorse Administration and certain of its affiliates provide us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit under the Credit Facility and for certain portfolio companies, pursuant to the Administration Agreement.
•	We entered into the License Agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.
•	Concurrent with the closing of our IPO, certain of our directors and officers, the managers of our investment adviser and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through the Concurrent Private Placement for proceeds to us of approximately $7.1 million. We received the full proceeds from the sale of these shares, and no underwriting discounts or commissions were paid in respect of these shares.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, as formally codified in ASC Topic 946, Financial Services-Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse Warehouse and its subsidiary, Bayside Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under Credit Facility is treated as our indebtedness.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment valuation being initially reviewed by investment professionals of our investment adviser responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our investment committee and our investment adviser.
•	The audit committee of the board of directors reviews these preliminary valuations.
•	At least once annually, the valuation for each significant portfolio investment is reviewed by an independent valuation firm.
•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. We defer these origination fees and deduct them from the cost basis of the investment and subsequently accrete them into income over the term of the loan. We may receive facility, commitment and amendment fees, which are paid to us on an ongoing basis. We accrue facility fees, sometimes referred to as asset management fees, as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and we record them on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and we account for them upon completion of the amendments or waivers, generally when such fees are receivable. We include any such fees in fee income on the consolidated statement of operations.

Recent Accounting Pronouncements

During November 2016, the FASB issued Accounting Standards Update, or ASU, 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We are currently evaluating the impact that ASU 2016-18 would have on our consolidated financial statements and related disclosures.

During August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 would have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures (Topic 323), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. For public companies, ASU 2016-07 would be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. We are currently evaluating the impact that ASU 2016-07 would have on our consolidated financial statements and related disclosures.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that ASU 2016-06 would have on our consolidated financial statements and related disclosures.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We are currently evaluating the impact that ASU 2016-01 would have on our consolidated financial statements and related disclosures.

During May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. We have adopted this standard for the year ended December 31, 2016. There was not a material impact from adopting this standard on our financial statements.

During April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as clarified in August 2015 by ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, containing guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. We have adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on our consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, we recorded deferred debt issuance costs as a component of deferred financing costs in prepaid expenses on the consolidated statements of assets and liabilities. Upon adoption, we reclassified these costs as unamortized debt issuance costs that reduce borrowings in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented in deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03, as clarified by ASU 2015-15.

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

Assuming that the consolidated statement of financial condition as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$4,423	$1,550	$2,873
200	8,349	3,100	5,249
300	12,275	4,650	7,625
400	16,201	6,200	10,001
500	20,127	7,750	12,377

As of December 31, 2016, 99.84% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
WhiteHorse Finance, Inc.

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2016 and the consolidated financial highlights for each of the five years in the period then ended. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2016 and 2015, by correspondence with the custodian, loan agent, or borrower and other auditing procedures where replies were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2016 and the consolidated financial highlights for each of the five years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
New York, New York

March 10, 2017

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$392,721	$395,143
Non-controlled affiliate company investments	18,993	20,200
Total investments, at fair value (amortized cost $427,689 and $436,109, respectively)	411,714	415,343
Cash and cash equivalents	17,036	22,769
Restricted cash and cash equivalents	11,858	—
Interest receivable	3,891	3,407
Receivable for unsettled transactions	881	—
Prepaid expenses and other receivables	854	192
Total assets	$446,234	$441,711
Liabilities
Debt	$182,338	$183,482
Distributions payable	6,498	6,498
Management fees payable	5,476	3,813
Payables for investments purchased	995	2,865
Interest payable	480	—
Accounts payable and accrued expenses	1,058	1,001
Total liabilities	196,845	197,659
Commitments and contingencies (See Note 7)
Net assets
Common stock, 18,303,890 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	18	18
Paid-in capital in excess of par	272,242	271,679
Accumulated overdistributed net investment income	(5,423)	(7,419)
Accumulated realized (losses) gains on investments	(842)	1,176
Accumulated unrealized depreciation on investments	(16,606)	(21,402)
Total net assets	249,389	244,052
Total liabilities and total net assets	$446,234	$441,711
Number of shares outstanding	18,303,890	18,303,890
Net asset value per share	$13.63	$13.33

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2016	2015	2014
Investment income
From non-controlled/non-affiliate company investments
Interest income	$48,649	$42,380	$35,148
Fee income	2,290	1,894	1,604
From non-controlled affiliate company investments
Dividend income	2,910	2,800	794
Total investment income	53,849	47,074	37,546
Expenses
Interest expense	8,188	9,970	5,818
Base management fees	8,990	8,560	7,557
Performance-based incentive fees	6,755	4,323	3,387
Administrative service fees	684	1,140	1,510
General and administrative expenses	2,221	2,326	2,720
Total expenses, before fees waived	26,838	26,319	20,992
Base management fees waived	—	—	(447)
Total expenses, net of fees waived	26,838	26,319	20,545
Net investment income	27,011	20,755	17,001
Realized and unrealized gains (losses) on investments
Net realized losses
Non-controlled/non-affiliate company investments	(478)	(379)	(64)
Net realized losses	(478)	(379)	(64)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	6,003	(23,404)	2,607
Non-controlled affiliate company investments	(1,207)	200	—
Net change in unrealized appreciation (depreciation)	4,796	(23,204)	2,607
Net realized and unrealized gains (losses) on investments	4,318	(23,583)	2,543
Net increase (decrease) in net assets resulting from operations	$31,329	$(2,828)	$19,544
Per Common Share Data
Basic and diluted earnings (loss) per common share	$1.72	$(0.18)	$1.30
Dividends and distributions declared per common share	$1.42	$1.42	$1.42
Basic and diluted weighted average common shares outstanding	18,303,890	15,319,510	14,982,825

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Over Distributed Net Investment Income	Accumulated Realized (Losses) Gains on Investments	Accumulated Unrealized (Depreciation) Appreciation on Investments	Total Net Assets
	Shares	Par amount
Balance at December 31, 2013	14,977,056	$15	$228,646	$(854)	$—	$(805)	$227,002
Stock issued in connection with dividend reinvestment plan	5,801	—	88	—	—	—	88
Net increase (decrease) in net assets resulting from operations	—	—	—	17,001	(64)	2,607	19,544
Distributions declared	—	—	—	(21,276)	—	—	(21,276)
Tax reclassification of stockholders’ equity	—	—	(3)	(789)	792	—	—
Balance at December 31, 2014	14,982,857	15	228,731	(5,918)	728	1,802	225,358
Stock issued in connection with rights offering	3,321,033	3	43,974	—	—	—	43,977
Stock issued in connection with dividend reinvestment plan
Net increase (decrease) in net assets resulting from operations	—	—	—	20,755	(379)	(23,204)	(2,828)
Distributions declared	—	—	—	(22,455)	—	—	(22,455)
Tax reclassification of stockholders’ equity	—	—	(1,026)	199	827	—	—
Balance at December 31, 2015	18,303,890	18	271,679	(7,419)	1,176	(21,402)	244,052
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	27,011	(478)	4,796	31,329
Distributions declared	—	—	—	(25,992)	—	—	(25,992)
Tax reclassification of stockholders’ equity	—	—	563	977	(1,540)	—	—
Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$31,329	$(2,828)	$19,544
Adjustments to reconcile net income to net cash used in operating activities:
Paid-in-kind income	(1,037)	(1,212)	(1,442)
Net realized losses on investments	478	379	64
Net unrealized (appreciation) depreciation on investments	(4,796)	23,204	(2,607)
Accretion of discount	(3,258)	(1,536)	(1,291)
Amortization of deferred financing costs	856	4,055	633
Acquisition of investments	(121,476)	(167,680)	(261,021)
Proceeds from principal payments and sales of portfolio investments	133,718	135,002	135,236
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	(11,858)	4,495	(1,417)
Interest receivable	(484)	(705)	(1,117)
Receivable for unsettled transactions	(881)	—	—
Prepaid expenses and other receivables	(662)	302	(175)
Payable for investments purchased	(1,870)	2,865	(28,606)
Management fees payable	1,663	(1,193)	2,175
Interest payable	480	—	—
Accounts payable and accrued expenses	57	342	262
Net cash provided by (used in) operating activities	22,259	(4,510)	(139,762)
Cash flows from financing activities
Proceeds from sales of common stock, net of underwriting costs	—	43,977	—
Borrowings	113,250	240,000	139,500
Repayments of debt	(115,250)	(243,500)	(59,000)
Deferred financing costs	—	(3,569)	(810)
Distributions paid to common stockholders, net of distributions reinvested	(25,992)	(21,276)	(21,186)
Net cash (used in) provided by financing activities	(27,992)	15,632	58,504
Net change in cash and cash equivalents	(5,733)	11,122	(81,258)
Cash and cash equivalents at beginning of period	22,769	11,647	92,905
Cash and cash equivalents at end of period	$17,036	$22,769	$11,647
Supplemental disclosure of cash flow information:
Interest paid	$6,852	$5,970	$5,220
Supplemental noncash disclosures:
Distributions declared	$25,992	$22,455	$21,276
Distributions reinvested	—	—	88

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Outcome Health
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	12/22/21	$18,500	$16,652	$16,872	6.77%
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50% (0.50% Floor)	12.19% (1.00% PIK)	12/8/20	26,885	26,466	26,745	10.72
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00% (1.00% Floor)	11.00%	9/15/20	16,149	16,029	15,597	6.25
				61,534	59,147	59,214	23.74
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+9.25% (1.00% Floor)	10.25%	5/26/21	12,406	12,027	12,282	4.92
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	6/27/19	14,850	14,850	14,776	5.92
Consumer Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	25,000	24,797	24,732	9.92
Second Lien Secured Revolving Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	5,000	4,959	4,947	1.98
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+10.75% (1.00% Floor)	11.75%	3/1/22	20,000	19,623	19,650	7.88
Sigue Corporation(4)
Second Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	12/27/18	25,000	24,801	24,200	9.70
				75,000	74,180	73,529	29.48
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs Operating Company, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/23/21	23,750	23,329	23,370	9.37
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+9.75% (1.00% Floor)	10.75%	2/26/23	7,146	7,017	7,146	2.87

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Distributors
360 Holdings III Corp.
First Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	10/1/21	$9,875	$9,549	$9,875	3.96%
Diversified Support Services
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	9/18/22	8,670	8,528	8,462	3.39
Electronic Equipment & Instruments
AP Gaming I, LLC(4)
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	9,700	9,533	9,523	3.82
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+9.95% (1.00% Floor)	10.95%	8/10/21	13,930	13,375	13,610	5.46
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	17,538	17,343	17,461	7.00
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	5,068	4,992	5,046	2.02
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	5,083	5,012	5,061	2.03
				41,619	40,722	41,178	16.51
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/30/19	23,183	22,964	23,183	9.30
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00% (1.50% Floor)	10.50%	1/31/18	14,438	14,375	12,569	5.04
Second Lien Secured Term Loan	N/A	15.75%	7/31/18	1,000	986	594	0.24
				38,621	38,325	36,346	14.58
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	9,090	9,067	8,841	3.55
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+11.14% (1.00% Floor)	12.14%	3/17/21	6,000	5,899	5,895	2.36

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount		Amortized Cost		Fair Value		Fair Value As A Percentage Of Net Assets
Office Service & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25% (1.00% Floor)	12.25%	1/25/21		$5,000		$4,970		$4,930		1.98%
Oil & Gas Drilling
ProPetro Services, Inc.(4)
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19		8,284		8,246		7,189		2.88
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20		13,000		12,898		9,939		3.99
Other Diversified Financial Services
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	4/2/18		8,934		8,860		8,904		3.57
Research & Consulting Services
Project Time & Cost, LLC(4)
First Lien Secured Term Loan	L+12.00% (0.50% Floor)	12.74%	10/9/20		10,105		9,953		9,845		3.95
Specialized Consumer Services
Pre-Paid Legal Services, Inc.(4)
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20		19,000		18,882		19,000		7.62
Trucking
Fox Rent A Car, Inc.
First Lien Secured Term Loan	L+12.00% (0.62% Floor)	12.62%	9/30/17		7,500		7,455		7,410		2.97
Sunteck/TSS Holdings, LLC
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	6/15/22		3,500		3,439		3,454		1.39
				11,000		10,894		10,864		4.35
Total Debt Investments					393,584		386,876		381,108		152.88
Equity Investments
Advertising
IDI, Inc. Warrants(4)	N/A	N/A	12/8/25		—		—		—		—

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc. Warrants(4)	N/A	N/A	12/31/24	$—	$—	$2,426	0.97%
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	—	—	417	0.17
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	—	—	871	0.35
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	—	—	232	0.09
				—	—	3,946	1.58
Other Diversified Financial Services
Artec Group, Inc.(4)(5)	N/A	N/A	N/A	—	20,693	7,505	3.01
Specialized Finance
NMFC Senior Loan Program I LLC Units(5)(6)	N/A	N/A	6/10/19	—	20,120	18,993	7.62
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	—	—	162	0.06
Total Equity Investments				—	40,813	30,606	12.21
Total Investments				$393,584	$427,689	$411,714	165.09%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 83% of total assets.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
North America
Debt Investments
Advertising
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50% (0.50% Floor)	12.00% (1.00% PIK)	12/8/20	$28,017	$27,462	$27,765	11.38%
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00% (1.00% Floor)	11.00%	9/15/20	16,462	16,302	16,429	6.73
				44,479	43,764	44,194	18.11
Broadcasting
Multicultural Radio Broadcasting, Inc.(6)
First Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	6/27/19	14,850	14,850	14,806	6.07
Consumer Finance
Golden Pear Funding III, LLC(7)
Second Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	25,000	24,731	24,650	10.10
Second Lien Secured Revolving Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	—	(52)	—	—
Oasis Legal Finance, LLC(7)
Second Lien Secured Term Loan	N/A(5)	10.50%	9/30/18	9,000	8,881	8,973	3.68
Sigue Corporation(6)
Second Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	12/27/18	25,000	24,669	24,875	10.19
				59,000	58,229	58,498	23.97
Data Processing & Outsourced Services
Future Payment Technologies, L.P.
Second Lien Secured Term Loan	L+12.00% (1.00% Floor)	13.00% (1.00% PIK)	12/31/18	36,447	35,510	36,447	14.92
Distributors
360 Holdings III Corp.(6)
First Lien Secured Term Loan	P+8.00% (3.50% Floor)	11.50%	10/1/21	9,975	9,575	9,775	4.01
Diversified Support Services
Expert Global Solutions, Inc.
Second Lien Secured Term Loan	L+11.00% (1.50% Floor)	12.50%	10/3/18	20,000	19,831	19,820	8.12
Orion Healthcorp, Inc.
First Lien Secured Term Loan	L+9.00% (2.00% Floor)	11.00%	9/30/17	6,991	6,830	6,998	2.87

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	9/18/22	$8,670	$8,501	$8,540	3.50%
Smile Brands Group Inc.
First Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00% (1.50% PIK)	8/16/19	11,745	11,585	9,983	4.09
				47,406	46,747	45,341	18.58
Electronic Equipment & Instruments
AP Gaming I, LLC(6)
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	9,800	9,566	9,663	3.96
Food Retail
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	15,170	14,889	14,639	6.00
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	5,019	4,931	4,843	1.98
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	5,034	4,946	4,858	1.99
				25,223	24,766	24,340	9.97
Health Care Distributors
P2 Newco Acquisition, Inc.(6)
Second Lien Secured Term Loan	L+8.50% (1.00% Floor)	9.50%	10/22/21	6,000	5,952	5,982	2.45
Health Care Facilities
Coastal Sober Living, LLC(6)
First Lien Secured Term Loan	L+9.25% (1.00% Floor)	10.25%	6/30/19	41,030	40,436	40,251	16.48
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+7.00% (1.50% Floor)	8.50%	1/31/18	14,588	14,441	14,588	5.98
Second Lien Secured Term Loan	N/A(5)	13.75%	7/31/18	1,000	971	992	0.41
				56,618	55,848	55,831	22.88
Health Care Technology
Client Network Services, Inc.
First Lien Secured Term Loan	L+13.00% (0.50% Floor)	13.50%	4/24/19	9,185	8,954	9,350	3.83
First Lien Secured Revolving Loan	P+12.00% (3.50% Floor)	15.50%	4/24/19	1,000	1,000	1,018	0.42
				10,185	9,954	10,368	4.25

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	$9,090	$9,059	$5,936	2.43%
Oil & Gas Drilling
ProPetro Services, Inc.(6)
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	8,875	8,809	6,417	2.63
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,856	9,269	3.80
Larchmont Resources, LLC
First Lien Secured Term Loan	L+8.75% (1.00% Floor)	9.75%	8/7/19	1,745	1,777	1,238	0.51
				14,745	14,633	10,507	4.31
Other Diversified Financial Services
RCS Capital Corporation(6)(7)(9)
Second Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	4/29/21	20,750	20,687	7,262	2.98
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	3/31/18	9,750	9,594	9,740	3.99
				30,500	30,281	17,002	6.97
Research & Consulting Services
Project Time & Cost, LLC(6)
First Lien Secured Term Loan	L+11.00% (0.50% Floor)	11.50%	10/9/20	11,700	11,468	11,571	4.74
Specialized Consumer Services
Pre-Paid Legal Services, Inc.(6)
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20	18,000	17,830	18,054	7.40
Specialized Finance
GMT Holdings 1, Ltd. & GMT Holdings 12, Ltd.(4)(7)
First Lien Secured Term Loan	N/A(5)	10.00%	6/30/17	1,710	1,710	1,710	0.70
Trucking
Fox Rent A Car, Inc.
Second Lien Secured Term Loan	L+12.00%	12.43%	10/31/19	7,500	7,438	7,395	3.03
Total Debt Investments				422,103	415,989	393,837	161.37

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2015
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Equity Investments
Advertising
IDI, Inc. Warrants(6)	N/A	N/A	12/8/25	$—	$—	$—	—%
Diversified Support Services
Constellation Health, LLC Warrants(6)	N/A	N/A	9/30/18	—	—	989	0.41
Food Retail
Crews of California, Inc. Warrants(6)	N/A	N/A	12/31/24	—	—	191	0.08
Nicholas & Associates, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	37	0.01
Pinnacle Management Group, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	69	0.03
RC3 Enterprises, LLC Warrants(6)	N/A	N/A	12/31/24	—	—	20	0.01
				—	—	317	0.14
Specialized Finance
NMFC Senior Loan Program I LLC Units(6)(7)(8)	N/A	N/A	6/10/19	—	20,120	20,200	8.28
Total Equity Investments				—	20,120	21,506	8.82
Total Investments				$422,103	$436,109	$415,343	170.19%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”) or the Prime Rate (“P”), which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	WhiteHorse Finance, Inc.’s investments in GMT Holdings 1, Ltd. and GMT Holdings 12, Ltd. are held through its subsidiary Bayside Financing S.A.R.L.
(5)	Interest rate is fixed and accordingly the spread above the index is not applicable.
(6)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(7)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 86% of total assets.
(8)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(9)	The investment is on non-accrual status.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing small-cap companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) and have a term of three to six years. While the Company focuses principally on originating senior secured loans to small cap companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration”) provides administrative services necessary for the Company to operate.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include WhiteHorse Finance, Inc. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”) and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”), and its subsidiary, Bayside Financing S.A.R.L. All significant intercompany balances and transactions and have been eliminated. Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial results as of and for the periods presented.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

Closing fees associated with investments in portfolio companies are deferred and recognized as interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of interest income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable, and are included in fee income on the consolidated statements of operations.

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
December 31, 2016
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Restricted Cash and Cash Equivalents:  Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Company’s revolving credit facility.

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

Income Taxes:  The Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, among other requirements, the Company is required to distribute at least 90% of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company will incur a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain income for preceding years that were not distributed during such years and on which the Company incurred no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

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

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties on December 31, 2016 or 2015. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2013 remain subject to examination by the Internal Revenue Service.

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
December 31, 2016
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

Recent Accounting Pronouncements:  During November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows (Topic 230),” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company is currently evaluating the impact that ASU 2016-18 would have on its consolidated financial statements and related disclosures.

During August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 would have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures (Topic 323), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. For public companies, ASU 2016-07 would be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-07 would have on its consolidated financial statements and related disclosures.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which clarifies

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that ASU 2016-06 would have on its consolidated financial statements and related disclosures.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that ASU 2016-01 would have on its consolidated financial statements and related disclosures.

During May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2015, and for interim periods within those fiscal years, with early adoption permitted. The Company has adopted this standard for the year ended December 31, 2016. There was not a material impact from adopting this standard on our financial statements.

During April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as clarified by ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, containing guidance that requires debt issuance costs related to a recognized debt liability of a reporting entity to be presented in the statement of assets and liabilities as a direct reduction from the carrying amount of such debt liability, instead of being recorded as a separate asset. ASU 2015-15 allows an entity to defer and present debt issuance costs for line-of-credit arrangements as an asset and subsequently amortize these deferred costs over the term of the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03 and ASU 2015-15. This guidance is effective for annual and interim periods beginning on or after December 15, 2015. The Company adopted ASU 2015-03, as clarified by ASU 2015-15, which did not have a material impact on the Company’s consolidated financial statements other than corresponding reductions to total assets and total liabilities on the consolidated statements of assets and liabilities. Prior to adoption, the Company recorded deferred debt issuance costs as a component of as deferred financing costs in prepaid expenses on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified the $3,518 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015. There was no effect on the consolidated statements of operations as a result of the adoption of ASU 2015-03, as clarified by ASU 2015-15.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$246,909	$245,213	$219,126	$215,641
Second lien secured loans	139,967	135,895	196,863	178,196
Equity	40,813	30,606	20,120	21,506
Total	$427,689	$411,714	$436,109	$415,343

The following table shows the portfolio composition by industry grouping at fair value:

	December 31, 2016		December 31, 2015
Advertising	$59,214	14.38%	$44,194	10.64%
Auto Parts & Equipment	12,282	2.98	—	—
Broadcasting	14,776	3.59	14,806	3.56
Consumer Finance	73,529	17.86	58,498	14.08
Data Processing & Outsourced Services	23,370	5.68	36,447	8.78
Department Stores	7,146	1.74	—	—
Distributors	9,875	2.40	9,775	2.35
Diversified Support Services	8,462	2.06	46,330	11.15
Electronic Equipment & Instruments	9,523	2.31	9,663	2.33
Food Retail	45,124	10.96	24,657	5.94
Health Care Distributors	—	—	5,982	1.44
Health Care Facilities	36,346	8.83	55,831	13.44
Health Care Technology	—	—	10,368	2.50
Integrated Telecommunication Services	8,841	2.15	5,936	1.43
Internet Retail	5,895	1.43	—	—
Office Services & Supplies	4,930	1.20	—	—
Oil & Gas Drilling	7,189	1.75	6,417	1.54
Oil & Gas Exploration & Production	9,939	2.41	10,507	2.53
Other Diversified Financial Services	16,409	3.99	17,002	4.09
Research & Consulting Services	9,845	2.39	11,571	2.79
Specialized Consumer Services	19,000	4.61	18,054	4.35
Specialized Finance	18,993	4.61	21,910	5.28
Trucking	11,026	2.68	7,395	1.78
Total	$411,714	100.00%	$415,343	100.00%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS  – (continued)

The portfolio companies underlying the investments are located in the United States. As of December 31, 2016 and 2015, the weighted average remaining term of the Company’s debt investments was approximately 3.7 years and 3.9 years, respectively.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of December 31, 2016, the fair value of the Company’s investment in Aretec Group, Inc. was $7,505. As of December 31, 2015, prior to the conversion, the amortized cost and fair value of the Company’s second lien investment in RCS Capital Corporation was $20,687 and $7,262, respectively.

As of December 31, 2016, the Company had no non-accrual loans. As of December 31, 2015, the total fair value of non-accrual loans was $7,262.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the years ended December 31, 2016 and 2015, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$245,213	$245,213
Second lien secured loans	—	—	135,895	135,895
Equity	—	—	30,606	30,606
Total investments	—	—	$411,714	$411,714

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$215,641	$215,641
Second lien secured loans	—	—	178,196	178,196
Equity	—	—	21,506	21,506
Total investments	—	—	$415,343	$415,343

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	79,972	41,504	—	121,476
Non-cash interest income	696	341	—	1,037
Accretion of discount	1,575	1,724	(41)	3,258
Proceeds from pay downs and sales	(53,300)	(79,761)	(657)	(133,718)
Realized (losses) gains	(1,135)	—	657	(478)
Net unrealized appreciation	1,764	1,153	1,879	4,796
Conversions from debt to equity	—	(7,262)	7,262	—
Fair value, end of period	$245,213	$135,895	$30,606	$411,714

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2015:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$220,038	$162,252	$21,210	$403,500
Funding of investments	109,353	58,327	—	167,680
Non-cash interest income	481	731	—	1,212
Accretion of discount	966	570	—	1,536
Proceeds from pay downs and sales	(110,354)	(24,648)	—	(135,002)
Realized losses	(202)	(177)	—	(379)
Net unrealized (depreciation) appreciation	(4,641)	(18,859)	296	(23,204)
Fair value, end of period	$215,641	$178,196	$21,506	$415,343

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$162,078	Discounted cash flows	Discount rate Exit multiple	11.8% – 15.7% (13.3%) 5.0x – 16.6x (6.9x)
	83,135	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	8.5% – 23.2% (13.0%) 77.3 – 98.9 (92.5) 3.5x – 8.0x (5.9x)
	245,213
Second lien secured loans	66,549	Discounted cash flows	Discount rate Exit multiple	12.1% – 66.8% (14.6%) 2.8x – 4.5x (4.2x)
	69,346	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	11.0% – 19.2% (13.5%) 83.8 – 100.0 (95.7) 5.0x – 8.5x (6.4x)
	135,895
Common Equity	18,993	Discounted cash flows	Discount rate	11.8%
	7,505	Weighting of discounted cash flows, market multiple and consensus pricing	Discount rate Exit Multiple Market quotes	20.2% 7.0x $14.5/s
	26,498
Warrants	4,108	Discounted cash flows, Option-pricing method	Discount rate Exit Multiple Volatility	18.0% – 25.0% (18.0%) 6.0x – 16.6x (6.4x) 25.0%

Total Level 3 investments	$411,714

Investment Type	Fair Value at December 31, 2015	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$145,646	Discounted cash flows	Discount rate Exit multiple	10.3% – 20.7% (13.6%) 4.5x – 8.0x (5.5x)
	69,995	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes	10.5% – 23.6% (13.3%) 67.0 – 98.0 (92.5) 3.5x – 9.0x (6.8x)
	215,641
Second lien secured loans	110,595	Discounted cash flows	Discount rate Exit multiple	11.1% – 20.0% (14.4%) 4.5x – 7.0x (6.0x)
	67,601	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	10.6% – 20.3% (13.1%) 57.5 – 99.6 (87.4) 5.0x – 8.5x (5.3x)
	178,196
Equity	20,200	Discounted cash flows	Discount rate	11.0%
Warrants	1,306	Black-Scholes model	Volatility	25.0%
	21,506
Total Level 3 investments	$415,343

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

The following table presents the amortized cost and fair values of the Company’s borrowings as of December 31, 2016 and 2015. The amortized cost disclosed below excludes debt issuance costs. The fair values of the credit facility and the unsecured term loan were estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the 6.5% senior notes due 2020, (the “Senior Notes”) was estimated using the unadjusted quoted price as of the valuation date.

	Fair Value Level	December 31, 2016		December 31, 2015
		Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$155,000	$156,786	$102,000	$103,686
Senior Notes	2	30,000	30,727	30,000	29,680
Unsecured term loan	3	—	—	55,000	54,682
		$185,000	$187,513	$187,000	$188,048

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of December 31, 2016, the Company’s asset coverage for borrowed amounts was 234.8%.

Total borrowings outstanding and available as of December 31, 2016, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2019	L+2.90%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	—
Total debt			185,000	$45,000
Debt issuance cost			(2,662)
Total debt net issuance cost			$182,338

Total borrowings outstanding and available as of December 31, 2015, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2019	L+2.90%	$102,000	$98,000
Unsecured Term Loan	2016	L+1.65%	55,000	—
Senior Notes	2020	6.50%	30,000	—
Total debt			187,000	$98,000
Debt issuance cost			(3,518)
Total debt net issuance cost			$183,482

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

On December 23, 2015, the Company entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association, as administrative agent and lender (the “JPM Credit Facility”). The Company drew $102,000 on the JPM Credit Facility and used the proceeds to repay the Natixis Credit Facility in full. On June 27, 2016, the JPM Credit Facility was amended as restated to clarify certain terms.

The JPM Credit Facility bears interest at LIBOR plus 2.90% on outstanding borrowings. The Company was required to pay a non-usage fee which accured of 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the JPM Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the JPM Credit Facility exceeded $100,000. In connection with the JPM Credit Facility, WhiteHorse Credit pledged securities with a fair value of $356,911 as of December 31, 2016 as collateral for the JPM Credit Facility. The JPM Credit

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

Facility has a final maturity date of December 23, 2019. Under the JPM Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2016, the Company had $155,000 in outstanding borrowings and $45,000 undrawn commitment under the JPM Credit Facility. Weighted average outstanding borrowings were $129,768 at a weighted average interest rate of 3.64% for the year ended December 31, 2016. The Company’s ability to draw down undrawn funds under the JPM Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2016, approximately $40,000 was available to be drawn by the Company based on these requirements.

Senior Notes:  On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of Senior Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations and are structurally subordinate to borrowings under the JPM Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Unsecured Term Loan:  On November 8, 2012, the Company entered into a $90,000 unsecured term loan agreement with Citibank, N.A., as the sole lead arranger, and H.I.G. Bayside Loan Opportunity Fund II, L.P., an affiliate of the Company, as guarantor. On July 9, 2013, the Company amended the terms of its unsecured term loan to subordinate the unsecured term loan to the Senior Notes (as defined below). On December 22, 2014, the Company further amended the unsecured term loan agreement to (i) reduce the annual interest rate by 55 basis points, from LIBOR plus 2.2% to LIBOR plus 1.65% and (ii) extend the maturity date by to July 3, 2016. The amendment was effective as of January 6, 2015. On June 30, 2016, the Company repaid in full the outstanding balance of $55,000 due under the unsecured term loan.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters and is payable in arrears. Base management fees for any partial month or quarter is appropriately pro-rated. The Investment Advisory Agreement excludes cash and cash equivalents from the calculation of the base management fee for the fiscal quarters ended December 31, 2012, March 31, 2013, June 30, 2013 and September 30, 2013.

WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended December 31, 2013 and March 31, 2014; and for the fiscal quarter ended June 30, 2014 only to the extent that the determination of base management fees would otherwise include March 31, 2014 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets. During the years ended December 31, 2016, 2015 and 2014, the Company incurred base management fees of $8,990, $8,560 and $7,110, respectively, net of fees waived.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

The first component, which is income-based, is calculated and payable quarterly in arrears, commenced with the quarter beginning January 1, 2013, and is determined based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement (as defined below), any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

The second component, the capital gains component of the incentive fee, which is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commenced on January 1, 2013, and equals 20% of cumulative aggregate realized capital gains from January 1 through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of each year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee will be payable for the year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2016, 2015 and 2014, the Company incurred performance-based incentive fees of $6,755, $4,323 and $3,387, respectively.

Administration Agreement:  Pursuant to an administration agreement (the “Administration Agreement”) H.I.G WhiteHorse Administration, LLC (“WhiteHorse Administration”), furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the Securities and Exchange Commission. In addition, WhiteHorse Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief compliance officer and chief financial officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred allocated administrative service fees of $684, $1,140 and $1,510, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

Co-investments with Related Parties:  At December 31, 2016 and 2015, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $27 and $50, respectively.

At December 31, 2016 and 2015, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $243,627 and $52,257.

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

The balance of unfunded commitments to extend credit was $0 and $14,000 as of December 31, 2016 and 2015, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 8 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Years Ended December 31,
	2016	2015	2014	2013	2012
Per share data:(1)
Net asset value, beginning of period	$13.33	$15.04	$15.16	$15.30	N/A
Issuance of common stock	—	(0.11)	—	0.01	N/A
Offering costs	—	(0.07)	—	—	N/A
Investment operations:
Net investment income	1.48	1.36	1.13	1.29	N/A
Net realized and unrealized (losses) gains on investments	0.24	(1.47)	0.17	(0.02)	N/A
Net increase in net assets resulting from operations	1.72	(0.11)	1.30	1.27	N/A
Distributions declared	(1.42)	(1.42)	(1.42)	(1.42)	N/A
Net asset value, end of period	$13.63	$13.33	$15.04	$15.16	$15.30
Total return based on market value(2)	6.01%	(0.61)%	(23.56)%	2.03%	6.55%
Total return based on net asset value	12.64%	(1.24)%	8.52%	8.32%	15.85%
Net assets, end of period	$249,389	$244,052	$225,358	$227,002	$229,049
Per share market value at end of period	$12.17	$11.48	$11.55	$15.11	$14.81
Shares outstanding end of period	18,303,890	18,303,890	14,982,857	14,977,056	14,965,624
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets	8.03%	9.66%	7.48%	5.91%	1.04%
Ratio of incentive fees to average net assets	2.80%	1.90%	1.48%	2.10%	0.00%
Ratio of total expenses to average net assets	10.83%	11.56%	8.96%	8.01%	1.04%
Ratio of net investment income to average net assets	10.90%	9.11%	7.41%	8.45%	16.91%
Portfolio turnover ratio	29.38%	32.97%	40.01%	74.83%	86.01%

(1)	Calculated using the weighted average shares outstanding for the period.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Advisers did not waive any base management fees during the years ended December 31, 2015 and 2016.

During the year ended December 31, 2014, WhiteHorse Advisers irrevocably waived $447 of base management fees. Had WhiteHorse Advisers not waived these fees, the annualized ratios of expense without incentive fees, incentive fees and total expenses to average net assets would have been 7.68%, 1.36% and 9.04% for the year ended December 31, 2014.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

NOTE 9 — INCOME TAXES

The Company has elected to be treated as a RIC under Subchapter M of the Code, and as a result must distribute substantially all of its taxable income. Accordingly, no provision for federal income tax has been made in the financial statements.

The Company distributed 100% of its taxable income in each of its fiscal and taxable years.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. Such reclassifications have been reflected in the Consolidated Statement of Changes in Net Assets.

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
	2016	2015	2014
Net (decrease) increase in net assets resulting from operations	$31,329	$(2,828)	$19,544
Change in net unrealized (appreciation) depreciation on investments	(4,796)	23,204	(2,607)
Other book-to-tax differences	462	99	276
Taxable income before deductions for distributions	$26,995	$20,475	$17,213

The tax character of distributions was as follows:

	Years ended December 31,
	2016		2015		2014
Ordinary income	$25,992	100.0%	$21,654	96.4%	$21,276	100.0%
Return of capital	—	—	801	3.6	—	—
Long-term capital gains	—	—	—	—	—	—
Total distributions	$25,992	100.0%	$22,455	100.0%	$21,276	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to the capital gain reclassification of fee income resulted in a net decrease in paid-in capital, and a net decrease in accumulated net realized losses on investments. During the prior fiscal year, permanent differences primarily due to return of capital distributions paid, the capital loss reclassification of premium amortization, and the capital gain reclassification of fee income resulted in a net decrease in additional paid-in capital, a net decrease in distributions in excess of net income and a net decrease of accumulated net realized losses on investments. During the fiscal year ended December 31, 2014, permanent differences due to the capital loss reclassification of premium amortization, the recognition of market discount upon significant modification of debt, and the capital gain reclassification of fee income resulted in a net decrease in additional paid-in-capital, and a net decrease of accumulated net realized losses on investments. These reclassifications had no net effect on net assets.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
(in thousands, except share and per share data)

NOTE 9 — INCOME TAXES  – (continued)

As of December 31, 2016, 2015 and 2014, the tax basis components of distributable earnings were as follows:

	December 31,
	2016	2015	2014
Accumulated capital and other losses	$(655)	$(583)	$(1,306)
Net unrealized (depreciation) appreciation on investments	(16,720)	(20,564)	3,236
Distributions deferred	(5,495)	(6,498)	(5,319)
Total (accumulated deficit) distributable earnings – tax basis	$(22,870)	$(27,645)	$(3,389)

There were no late year ordinary losses for the fiscal years ended December 31, 2016 and December 31, 2015.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred in taxable years beginning December 22, 2010 for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2016, the Company had short-term and long-term capital loss carryforwards of $7 and $648, respectively.

As of December 31, 2016, 2015 and 2014, the cost of investments for federal income tax purposes was $427,799, $435,271 and $399,627, respectively, resulting in net unrealized depreciation of $16,720, net unrealized depreciation of $20,564 and net unrealized appreciation of $3,236, respectively, on a tax basis.

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

	2016
	Q4	Q3	Q2	Q1
Total investment income	$13,359	$14,030	$13,050	$13,410
Net investment income	6,555	7,268	6,426	6,762
Net realized and unrealized losses on investments	2,519	1,326	1,703	(1,230)
Net increase in net assets resulting from operations	9,074	8,594	8,129	5,532
Earnings per share	0.50	0.47	0.44	0.30
Net asset value per share	$13.63	$13.48	$13.37	$13.28

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2016
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

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), we, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	52	Chairman of the Board of Directors	2012	2018
Jay Carvell	51	Director	2012	2017
Independent Directors
Rick P. Frier	55	Director, Chairman of the Compensation Committee	2016	2017
Rick D. Puckett	63	Director, Chairman of the Audit Committee	2012	2018
G. Stacy Smith	48	Director, Chairman of the Nominating and Corporate Governance Committee	2015	2019

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc:  Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $9 billion of capital across multiple investment funds. He has more than 24 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

Mr. Bolduc was selected to serve as Chairman of our board of directors due, in part, to his familiarity with our portfolio companies, his broad experience with the day-to-day management and operation of other investment funds and his significant background investing in debt and working in the financial services industry.

Jay Carvell:  Mr. Carvell has served as a director since 2012. Mr. Carvell also serves as a Managing Director at an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Until May 2016, Mr. Carvell served as Chief Executive Officer of the Company. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 15 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across small-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a board member due to his experience investing in credit instruments and managing WhiteHorse Capital Partners. Mr. Carvell’s experience building WhiteHorse Capital Partners brings expertise in developing a successful credit investment firm to our board of directors.

Independent Directors

Rick P. Frier:  Mr. Frier has served as a director since August 2016. He currently serves on the board of directors of Affinion Group, Inc., where he is the Chairman of the Audit Committee and serves on the Compensation Committee, to which he was elected in November 2015. He is currently the Chairman of the Board for Exal Corporation, to which he was elected in December 2016. Prior to this position, from April 2013 until January 2015 Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita Brands International, Inc. Before his position with Chiquita Brands, from March 2005 until October 2012 Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.

Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our board of directors.

Rick D. Puckett:  Mr. Puckett has served as a director since 2012. Rick D. Puckett is Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Snyder’s-Lance Inc., Charlotte, NC. In these positions, he leads all Finance, Information Technology, Investor Relations, Risk Management, Corporate Relations and Treasury functions and supports the company’s achievement of strategic initiatives in supply chain management and sales efficiency improvements. Prior to Snyder’s-Lance, Mr. Puckett was Executive Vice President, Chief Financial Officer and Treasurer for United Natural Foods, Inc. Mr. Puckett is a Certified Public Accountant and received his degree in Accounting and his MBA from the University of Kentucky. He is a director of SPX Corporation (NYSE:SPXC), a public company where he is the Chairman of the Audit Committee and serves on the Compensation and Governance Committees. He is a member of the Board of Advisors for Wake Forest University Charlotte and the Board of the North Carolina Blumenthal Performing Arts.

Mr. Puckett’s experience as Executive Vice President and Chief Financial Officer at a public company and his training as a Certified Public Accountant are among the attributes that led to the conclusion that Mr. Puckett should serve on our board of directors.

G. Stacy Smith:  Mr. Smith has served as a director since 2015. Mr. Smith currently serves on the board of directors of Independent Bank Group, a bank holding company, to which he was elected in February 2013. He also currently serves on the board of directors of USD Partners LP, an energy-related logistics company, to which he was elected in October 2015. Mr. Smith co-founded in February 2013 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets. Since 2013, he has also served as a partner of SCW Capital, LP, a hedge fund. In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2012. Mr. Smith received a Bachelor of Business Administration in Finance and Accounting from the University of Texas at Austin in 1990.

Mr. Smith’s experience as a board member, partner for several investment companies and manager for a hedge fund are among the attributes that led to the conclusion that Mr. Smith should serve on our board of directors.

Officers Who are Not Directors

Name	Age	Position
Stuart Aronson	54	Chief Executive Officer
Edward J. Giordano	46	Interim Chief Financial Officer
Marco Collazos	41	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

Stuart Aronson:  Mr. Aronson has served as our Chief Executive Officer since May 2016. Mr.Aronson also currently serves as Group Head of the U.S. direct lending platform of H.I.G. Capital, a position he has held since February 2016. In this position, Mr. Aronson is responsible for building the debt solutions offered by H.I.G. Capital to non-sponsor and sponsor borrowers in the U.S. middle market. Prior to joining H.I.G. Capital, from July 1990 through December 2015 Mr. Aronson served as an officer of the General Electric Company and as the President and Chief Executive Officer of the U.S. Sponsor Finance business of GE Capital, or GSF, a leading provider of debt financing to the U.S. sponsor middle market. Mr. Aronson also served during this period on the board of directors of Peacock Equity Partners, a mid-to-late stage venture capital fund organized as a joint venture between GE Capital and NBCUniversal. Prior to joining GSF, Mr. Aronson led the commercial and industrial platform of GE Structured Finance (Americas), Inc., which provided structured debt and equity solutions to borrowers in the United States, Europe and Asia. Before that, he held several positions with GE Capital Markets Group, Inc., including serving as leader of domestic product execution, including syndications, private placements, securitization and trade finance. Mr. Aronson began his career in the syndications group of Chemical Banking Corporation. He also currently serves on the Board of Kids in Crisis in Greenwich, Connecticut. Mr. Aronson graduated cum laude from Tufts University and received an M.B.A. with honors from Columbia Business School.

Edward J. Giordano:  Mr. Giordano has served as our interim Chief Financial Officer since August 2016. He also serves as Chief Financial Officer of H.I.G. Capital’s $9 billion Credit Platform, where he is responsible for the financial reporting and operations oversight for all of H.I.G.’s credit funds. Mr. Giordano has more than 11 years of experience focused on overseeing the finance functions of credit funds. Prior to joining H.I.G. Capital in 2013, Mr. Giordano was a Managing Director and Chief Accounting Officer of Black Diamond Capital Management, or BDCM, where he was responsible for the firm’s finance and operation groups overseeing all finance, accounting, tax and operational activities for BDCM and its affiliates. Previously, he was a Senior Manager in Ernst & Young’s and Arthur Andersen’s Transaction Advisory Services practices where he led teams providing financial, tax and human capital due diligence services to large private equity and strategic buyers. Prior to this, Mr. Giordano was a Senior Manager in Arthur Andersen’s audit practice where he was responsible for the audit process for RICs and companies in various other industries. Mr. Giordano earned his B.S. in Accounting from Villanova University.

Marco Collazos:  Mr. Collazos has served as our Chief Compliance Officer since November 2014. Mr. Collazos also currently serves as Director of Compliance for H.I.G. Capital, a position he has held since May 2013. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013 and was a Senior Compliance Officer for Bulltick Capital Markets from April 2008 until February 2011. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group (a regulatory and compliance consulting firm), as well as a Compliance Examiner for several years with the SEC and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided to us, we believe that, during the fiscal year ended December 31, 2016, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

We and WhiteHorse Advisers have each adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures that apply to our directors, executive officers, officers, their respective staffs and the employees of WhiteHorse Advisers with respect to their personal investments and investment transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is attached as Exhibit 14.1 to this annual report on Form 10-K, and you may access our code of ethics via the Internet at the website of the SEC at http://www.sec.gov or our website at www.whitehorsefinance.com. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any material amendments to or waivers of required provisions of the code of ethics on a current report on Form 8-K.

Corporate Governance

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2016, our board of directors held four board of directors meetings, four audit committee meetings, one nominating and corporate governance committee meeting and two joint meetings of the compensation committee and the nominating and corporate governance committee. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourages directors to attend the annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

The members of the audit committee are Messrs. Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the NASDAQ corporate governance regulations. Mr. Puckett serves as chairman of the audit committee. The audit committee is responsible for pre-approving the engagement of the independent accountants to render audit and/or permissible non-audit services, approving the terms of compensation of such independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available. The board of directors and audit committee use the services of one or more independent valuation firms to help them determine the fair value of these securities. Our board of directors has determined that Mr. Puckett is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act. In addition, each member of our audit committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The audit committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the NASDAQ corporate governance regulations. Mr. Smith serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee of the board of directors, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The nominating and corporate governance committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Compensation Committee

We established a compensation committee in May 2014. The members of the compensation committee are Messrs. Frier, Puckett and Smith, each of whom meets the independence standards established by the SEC and the NASDAQ corporate governance regulations. Mr. Frier serves as chairman of the compensation committee. The compensation committee is responsible for determining, or recommending to the board of directors for determination, the compensation, if any, of our chief executive officer and all of our other executive officers. Currently none of our executive officers are compensated by us and, as a result, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee also has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The compensation committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Compensation of Directors

Our independent directors each receive an annual fee of $52,500. They also receive $3,500 for each full board of directors meeting attended, $1,500 for each meeting of the audit committee or the nominating and corporate governance committee attended, $750 for each meeting attended that is determined by the board of directors to constitute a “special purpose” board of directors meeting and not a full board of directors meeting, and reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee receives an annual fee of $10,000 and the chairman of each other committee of the board of directors receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2016. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

Name	Aggregate Compensation from WhiteHorse Finance	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Thomas C. Davis(2)	$40,250	—	$40,250
Rick P. Frier(3)	22,320	—	22,320
Rick D. Puckett	87,000	—	87,000
G. Stacy Smith	76,347	—	76,347
Interested Directors
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Mr. Davis served as director from 2012 to May 18, 2016. Prior to his resignation, Mr. Davis served on the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.
(3)	Mr. Frier was elected to the board of directors on August 2, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 9, 2017, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	6,337,976	34.6%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	5,164,646	28.2%
John Bolduc(2)(3)	Beneficial	184,774	1.0%
Jay Carvell(2)	Beneficial	15,305	*
Sami Mnaymneh(4)(5)	Beneficial	11,730,602	64.1%
Anthony Tamer(4)(6)	Beneficial	11,722,198	64.0%
Rick P. Frier(2)	Beneficial	—	*
Rick D. Puckett(2)	Beneficial	18,398	*
G. Stacy Smith(2)	Beneficial	30,000	*
Stuart Aronson(2)	Beneficial	10,000	*
Marco Collazos(2)	Beneficial	—	*
Edward J. Giordano(2)	Beneficial	—	*
Advisors Asset Management, Inc.(7)	Beneficial	847,172	4.6%
All officers and directors as a group (8 persons)	Beneficial	258,477	1.4%

*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 11,502,622 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 27,628 shares of common stock owned by such entity. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P., except to the extent of his direct pecuniary interest therein.
(4)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 11,502,622 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.

(5)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 227,980 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(6)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 214,779 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(7)	The information provided is derived from a Schedule 13F filed on February 9, 2017 by Advisors Asset Management, Inc. The address for Advisors Asset Management, Inc. is 18925 Base Camp Road, Monument, Colorado 80132. Advisors Asset Management, Inc. is sponsor of several unit investment trusts which hold shares of the Company’s common stock. No unit investment trust sponsored by Advisors Asset Management, Inc. holds 5% or more of the Company’s common stock. Advisors Asset Management, Inc. disclaims beneficial ownership of such shares.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Crowe Horwath LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2016 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2017. The audit committee selected Crowe Horwath LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe Horwath LLP in WhiteHorse Finance.

The following table sets forth Crowe Horwath LLP’s fees (dollars in thousands):

	Years ended December 31,
	2016	2015
Audit Fees	$277	$290
Audit-Related Fees	7	45
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$284	$335

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe Horwath LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2016 and 2015.

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

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements — Refer to Item 8 starting on page 74.

(2) Financial Statements Schedules — None.

(3) Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on July 23, 2013)
4.3	Form of Senior Notes (included as part of Exhibit 4.2)
10.1	Investment Advisory Agreement between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.3	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.6	Subscription Agent Agreement between Registrant and American Stock Transfer & Trust, LLC, dated October 22, 2015 (Incorporated by reference to Exhibit (d)(8) to the Registrant’s Post-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 23, 2015)
10.7	Information Agent Agreement between Registrant and D.F. King & Co., Inc., dated October 22, 2015 (Incorporated by reference to Exhibit (d)(9) to the Registrant’s Post-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 23, 2015)
10.8	Dealer Manager Agreement among the Registrant, H.I.G. WhiteHorse Advisers, LLC, H.I.G. WhiteHorse Administration, LLC and Deutsche Bank Securities Inc., as dealer manager, dated October 22, 2015 (Incorporated by reference to Exhibit (h)(3) to the Registrant’s Post-effective Amendment No. 5 to the Registration Statement on Form N-2, filed on October 23, 2015)
10.9	First Amendment to Second Amended and Restated Credit and Security Agreement, dated September 23, 2015, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, and Natixis, New York Branch, as facility agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2015)

10.10	Second Amended and Restated Credit and Security Agreement, dated July 8, 2015, by and among WhiteHorse Finance Warehouse, LLC, as borrower, the lenders from time to time party thereto, Natixis, New York Branch, as facility agent, and The Bank of New York Mellon Trust Company, N.A., as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 6, 2015)
10.11	Loan Agreement, dated as of December 23, 2015, by and among WhiteHorse Finance Credit I, LLC, as company, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any additional lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 31, 2015)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1*	List of Subsidiaries
24*	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Stuart Aronson Name: Stuart Aronson Title: Chief Executive Officer

Date: March 10, 2017

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart Aronson and Edward J. Giordano as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Stuart Aronson Stuart Aronson	Chief Executive Officer (Principal Executive Officer)	March 10, 2017
/s/ Edward J. Giordano Edward J. Giordano	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 10, 2017
/s/ Jay Carvell Jay Carvell	Director	March 10, 2017
/s/ Rick P. Frier Rick P. Frier	Director	March 10, 2017
/s/ Rick D. Puckett Rick D. Puckett	Director	March 10, 2017
/s/ G. Stacy Smith G. Stacy Smith	Director	March 10, 2017