Form 10-Q
period 2017-03-31
WhiteHorse Finance, Inc.
filed 2017-05-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 9, 2017 the Registrant had 18,318,104 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$405,310	$385,216
Non-controlled affiliate company investments	26,355	26,498
Total investments, at fair value (amortized cost $444,556 and $427,689, respectively)	431,665	411,714
Cash and cash equivalents	15,577	17,036
Restricted cash and cash equivalents	4,537	11,858
Receivables for unsettled transactions	104	881
Interest receivable	5,661	3,891
Prepaid expenses and other receivables	894	854
Total assets	$458,438	$446,234

Liabilities
Debt	$192,142	$182,338
Distributions payable	6,498	6,498
Management fees payable	5,561	5,476
Payables for investments purchased	—	995
Accounts payable and accrued expenses	1,223	1,058
Interest payable	494	480
Total liabilities	$205,918	$196,845

Commitments and contingencies (See Note 7)

Net assets
Common stock, 18,303,890 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	18	18
Paid-in capital in excess of par	272,242	272,242
Accumulated overdistributed net investment income	(5,399)	(5,423)
Accumulated realized losses on investments	(819)	(842)
Accumulated unrealized depreciation on investments	(13,522)	(16,606)
Total net assets	$252,520	$249,389
Total liabilities and total net assets	$458,438	$446,234

Number of shares outstanding	18,303,890	18,303,890
Net asset value per share	$13.80	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2017	2016
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,018	$12,020
Fee income	767	676
From non-controlled affiliate company investments
Dividend income	790	714
Total investment income	13,575	13,410

Expenses
Interest expense	2,444	1,916
Base management fees	2,262	2,252
Performance-based incentive fees	1,631	1,691
Administrative service fees	134	210
General and administrative expenses	582	579
Total expenses	7,053	6,648
Net investment income	6,522	6,762

Realized and unrealized gains (losses) on investments
Net realized gains
Non-controlled/non-affiliate company investments	23	—
Net realized gains	23	—
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	3,227	(230)
Non-controlled affiliate company investments	(143)	(1,000)
Net change in unrealized appreciation (depreciation)	3,084	(1,230)
Net realized and unrealized gains (losses) on investments	3,107	(1,230)
Net increase in net assets resulting from operations	$9,629	$5,532

Per Common Share Data
Basic and diluted earnings per common share	$0.53	$0.30
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	18,303,890	18,303,890

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Realized Gains (Losses) on	Accumulated Unrealized Depreciation	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	on Investments	Assets
Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

Net increase in net assets resulting from operations	—	—	—	6,762	—	(1,230)	5,532

Distributions declared	—	—	—	(6,498)	—	—	(6,498)

Balance at March 31, 2016	18,303,890	$18	$271,679	$(7,155)	$1,176	$(22,632)	$243,086

Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

Net increase in net assets resulting from operations	—	—	—	6,522	23	3,084	9,629

Distributions declared	—	—	—	(6,498)	—	—	(6,498)

Balance at March 31, 2017	18,303,890	$18	$272,242	$(5,399)	$(819)	$(13,522)	$252,520

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$9,629	$5,532
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(154)	(305)
Net realized gains on investments	(23)	—
Net unrealized (appreciation) depreciation on investments	(3,084)	1,230
Accretion of discount	(837)	(567)
Amortization of deferred financing costs	214	214
Acquisition of investments	(46,046)	(20,550)
Proceeds from principal payments and sales of portfolio investments	30,193	18,385
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	7,321	(6,596)
Interest receivable	(1,770)	(945)
Prepaid expenses and other receivables	(40)	51
Receivable for unsettled transactions	777	—
Payables for investments purchased	(995)	(2,865)
Management fees payable	85	1,760
Accounts payable and accrued expenses	165	(108)
Interest payable	14	—
Net cash used in operating activities	(4,551)	(4,764)

Cash flows from financing activities
Borrowings	33,395	3,000
Repayment of debt	(23,805)	—
Distributions paid to common stockholders, net of distributions reinvested	(6,498)	(6,498)
Net cash provided by (used in) financing activities	3,092	(3,498)

Net change in cash and cash equivalents	(1,459)	(8,262)
Cash and cash equivalents at beginning of period	17,036	22,769
Cash and cash equivalents at end of period	$15,577	$14,507

Supplemental disclosure of cash flow information:
Interest paid	$2,216	$1,482

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Outcome Health
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/22/21	$18,269	$16,534	$17,574	6.96%
	(1.00% Floor)
Fluent, LLC (f/k/a Fluent Acquisition II, LLC)
First Lien Secured Term Loan	L+ 11.50%	12.44%	12/08/20	26,613	26,225	26,214	10.38
	(0.50% Floor)	(1.00% PIK)
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+ 12.00%	13.15%	09/15/20	15,144	15,039	14,625	5.79
	(1.00% Floor)	(2.00% PIK)
				60,026	57,798	58,413	23.13
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50%	10.54%	02/03/25	18,000	17,646	17,643	6.99
	(1.00% Floor)
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+ 9.25%	10.30%	05/26/21	12,313	11,957	12,214	4.84
	(1.00% Floor)
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 10.50%	11.50%	06/27/19	14,850	14,850	14,776	5.85
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+ 10.25%	11.28%	06/25/20	25,000	24,812	24,897	9.86
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+ 10.25%	11.28%	06/25/20	5,000	4,963	4,979	1.97
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	11.75%	03/09/22	20,000	19,641	19,952	7.90
	(1.00% Floor)
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.00%	12.15%	12/27/18	25,000	24,827	24,400	9.66
	(1.00% Floor)
				75,000	74,243	74,228	29.39
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	12/23/21	23,750	23,350	23,631	9.36
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75%	10.75%	02/26/23	7,146	7,023	7,146	2.83
	(1.00% Floor)
Diversified Support Services
Climate Pros, Inc.
First Lien Secured Revolving Loan	L+ 9.00%	10.05%	02/27/19	952	175	175	0.07
	(1.00% Floor)
First Lien Secured Term Loan	L+ 9.00%	10.05%	02/28/22	4,000	3,921	3,926	1.55
	(1.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50%	10.56%	09/18/22	8,670	8,535	8,501	3.37
	(1.00% Floor)
				13,622	12,631	12,602	4.99
Electronic Equipment & Instruments
AP Gaming I, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	12/20/20	9,675	9,519	9,675	3.83
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95%	10.95%	08/10/21	13,860	13,337	13,920	5.51
	(1.00% Floor)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	12.00%	11/20/19	17,367	17,191	17,259	6.83
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+ 11.00%	12.00%	11/20/19	5,081	5,011	5,049	2.00
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Term Loan	L+ 11.00%	12.00%	11/20/19	5,033	4,969	5,002	1.98
	(1.00% Floor)	(1.00% PIK)
				41,341	40,508	41,230	16.32
Health Care Facilities
Coastal Sober Living, LLC(4)
First Lien Secured Term Loan	L+ 12.75%	13.79%	06/30/19	22,837	22,642	23,065	9.13
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00%	10.50%	01/31/18	14,400	14,352	12,643	5.01
	(1.50% Floor)
Second Lien Secured Term Loan	N/A	15.75%	07/31/18	1,000	988	588	0.23

				38,237	37,982	36,296	14.37

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage of Net Assets
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 10.52%	11.52%	03/17/21	$6,000	$5,905	$5,927	2.35
	(1.00% Floor)
Internet Software & Services
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50%	10.85%	02/02/24	18,000	17,560	17,615	6.98
	(1.00% Floor)
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 7.83%	8.84%	01/10/23	4,900	4,787	4,508	1.79
	(1.00% Floor)
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+ 11.25%	12.25%	01/25/21	5,000	4,972	4,930	1.95
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	8.75%	04/15/20	13,000	12,906	10,616	4.20
	(1.25% Floor)
Other Diversified Financial Services
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 11.00%	12.00%	04/02/18	10,809	10,732	10,776	4.27
	(1.00% Floor)
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+ 12.00%	12.98%	10/09/20	9,805	9,667	9,555	3.78
	(0.50% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00%	10.25%	07/01/20	19,000	18,885	19,144	7.58
	(1.25% Floor)
Trucking
Fox Rent A Car, Inc.
First Lien Secured Term Loan	L+ 12.00%	12.78%	09/29/17	7,425	7,380	7,351	2.91

Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	10.13%	06/15/22	3,500	3,442	3,447	1.37
	(1.00% Floor)
				10,925	10,822	10,798	4.28

Total Debt Investments				411,399	403,743	401,723	159.08

Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.) Warrants(4)	N/A	N/A	12/08/25	-	-	147	0.06

Food Retail
Crews of California, Inc. Warrants(4)	N/A	N/A	12/31/24	-	-	2,008	0.80
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	-	-	336	0.13
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	-	-	719	0.28
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	-	-	187	0.07
				-	-	3,250	1.28
Other Diversified Financial Services
Aretec Group, Inc. (4)(5)(6)	N/A	N/A	N/A	-	20,693	7,505	2.97

Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/20	-	20,120	18,850	7.46

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	-	-	190	0.08

Total Equity Investments				-	40,813	29,942	11.85

Total Investments				$411,399	$444,556	$431,665	170.93

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2017

(in thousands)

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
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
Golden Pear Funding III, LLC (5)
Second Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	25,000	24,797	24,732	9.92
Second Lien Secured Revolving Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	5,000	4,959	4,947	1.98
Oasis Legal Finance, LLC (5)
Second Lien Secured Term Loan	L+10.75% (1.00% Floor)	11.75%	3/1/22	20,000	19,623	19,650	7.88
Sigue Corporation (4)
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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)		Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Distributors
360 Holdings III Corp.
First Lien Secured Term Loan	L+9.00% (1.00% Floor)		10.00%	10/1/21	$9,875	$9,549	$9,875	3.96%
Diversified Support Services
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)		10.50%	9/18/22	8,670	8,528	8,462	3.39
Electronic Equipment & Instruments
AP Gaming I, LLC (4)
First Lien Secured Term Loan	L+8.25% (1.00% Floor)		9.25%	12/20/20	9,700	9,533	9,523	3.82
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+9.95% (1.00% Floor)		10.95%	8/10/21	13,930	13,375	13,610	5.46
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	17,538	17,343	17,461	7.00
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	5,068	4,992	5,046	2.02
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)		12.00% (1.00% PIK)	11/20/19	5,083	5,012	5,061	2.03
		`			41,619	40,722	41,178	16.51
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+10.25% (1.00% Floor)		11.25%	6/30/19	23,183	22,964	23,183	9.30
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00% (1.50% Floor)		10.50%	1/31/18	14,438	14,375	12,569	5.04
Second Lien Secured Term Loan	N/A		15.75%	7/31/18	1,000	986	594	0.24
					38,621	38,325	36,346	14.58
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)		9.00%	4/30/21	9,090	9,067	8,841	3.55
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+11.14% (1.00% Floor)		12.14%	3/17/21	6,000	5,899	5,895	2.36

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Office Service & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25% (1.00% Floor)	12.25%	1/25/21	$5,000	$4,970	$4,930	1.98%
Oil & Gas Drilling
ProPetro Services, Inc. (4)
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	8,284	8,246	7,189	2.88
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,898	9,939	3.99
Other Diversified Financial Services
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	4/2/18	8,934	8,860	8,904	3.57
Research & Consulting Services
Project Time & Cost, LLC (4)
First Lien Secured Term Loan	L+12.00% (0.50% Floor)	12.74%	10/9/20	10,105	9,953	9,845	3.95
Specialized Consumer Services
Pre-Paid Legal Services, Inc. (4)
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20	19,000	18,882	19,000	7.62
Trucking
Fox Rent A Car, Inc.
First Lien Secured Term Loan	L+12.00% (0.62% Floor)	12.62%	9/30/17	7,500	7,455	7,410	2.97
Sunteck/TSS Holdings, LLC
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	6/15/22	3,500	3,439	3,454	1.39
				11,000	10,894	10,864	4.35
Total Debt Investments				393,584	386,876	381,108	152.88
Equity Investments
Advertising
IDI, Inc. Warrants (4)	N/A	N/A	12/8/25	—	—	—	—

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value As A Percentage Of Net Assets
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	$—	$—	$2,426	0.97%
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	12/31/24	—	—	417	0.17
Pinnacle Management Group, LLC Warrants (4)	N/A	N/A	12/31/24	—	—	871	0.35
RC3 Enterprises, LLC Warrants (4)	N/A	N/A	12/31/24	—	—	232	0.09
				—	—	3,946	1.58
Other Diversified Financial Services
Aretec Group, Inc. (4) (5) (6)	N/A	N/A	N/A	—	20,693	7,505	3.01
Specialized Finance
NMFC Senior Loan Program I LLC Units (5) (6)	N/A	N/A	6/10/19	—	20,120	18,993	7.62
Trucking
Fox Rent A Car, Inc. Warrants (4)	N/A	N/A	N/A	—	—	162	0.06
Total Equity Investments				—	40,813	30,606	12.21
Total Investments				$393,584	$427,689	$411,714	165.09%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the LIBOR, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represent 83% of total assets.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2017

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate (“LIBOR”) and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration”) provides administrative services necessary for the Company to operate.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance, Inc. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”) and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”), and its subsidiary, Bayside Financing S.A.R.L. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2017.

Reclassifications: Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation in the current fiscal year. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Principles of Consolidation: Under the investment company rules and regulations pursuant to ASC Topic 946, WhiteHorse Finance is precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, WhiteHorse Finance generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units.

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

Closing fees associated with investments in portfolio companies are deferred and recognized as interest income over the respective terms of the applicable loans. Upon the prepayment of a loan or debt security, any unamortized loan closing fees are recorded as part of fee income. Commitment fees are based upon the undrawn portion committed by the Company and are recorded as interest income on an accrual basis. Prepayment, amendment and other fees are recognized when earned, generally when such fees are receivable, and are included in fee income on the consolidated statements of operations.

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

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s revolving credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee once a quarter after the payment of operating expenses and amounts due under the Company’s revolving credit facility.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has concluded that it did not have any uncertain tax positions as of March 31, 2017 and December 31, 2016.

Penalties or interest that may be assessed related to any income taxes would be classified as general administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2017 or December 31, 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2013 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements: During March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for annual periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

During January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This guidance is effective for annual periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company is currently evaluating the impact that ASU 2016-18 would have on its consolidated financial statements and related disclosures.

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 would have on its consolidated financial statements and related disclosures.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that ASU 2016-06 would have on its consolidated financial statements and related disclosures.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that ASU 2016-01 would have on its consolidated financial statements and related disclosures.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$237,543	$237,865	$246,909	$245,213
Second lien secured loans	166,200	163,858	139,967	135,895
Equity	40,813	29,942	40,813	30,606
Total	$444,556	$431,665	$427,689	$411,714

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2017		December 31, 2016
Advertising	$58,560	13.58%	$59,214	14.38%
Application Software	17,643	4.09	—	—
Auto Parts & Equipment	12,214	2.83	12,282	2.98
Broadcasting	14,776	3.42	14,776	3.59
Consumer Finance	74,228	17.20	73,529	17.86
Data Processing & Outsourced Services	23,631	5.47	23,370	5.68
Department Stores	7,146	1.66	7,146	1.74
Distributors	—	—	9,875	2.40
Diversified Support Services	12,602	2.92	8,462	2.06
Electronic Equipment & Instruments	9,675	2.24	9,523	2.31
Food Retail	44,480	10.30	45,124	10.96
Health Care Facilities	36,296	8.41	36,346	8.83
Integrated Telecommunication Services	—	—	8,841	2.15
Internet Retail	5,927	1.37	5,895	1.43
Internet Software & Services	17,615	4.08	—	—
IT Consulting & Other Services	4,508	1.04	—	—
Office Services & Supplies	4,930	1.14	4,930	1.20
Oil & Gas Drilling	—	—	7,189	1.75
Oil & Gas Exploration & Production	10,616	2.46	9,939	2.41
Other Diversified Financial Services	18,281	4.23	16,409	3.99
Research & Consulting Services	9,555	2.21	9,845	2.39
Specialized Consumer Services	19,144	4.43	19,000	4.61
Specialized Finance	18,850	4.37	18,993	4.61
Trucking	10,988	2.55	11,026	2.68
Total	$431,665	100.00%	$411,714	100.00%

The portfolio companies underlying the investments are located in the United States. As of each of March 31, 2017 and December 31, 2016, the weighted average remaining term of the Company’s debt investments was approximately 3.7 years, respectively.

As of March 31, 2017 and December 31, 2016, the Company had no non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of March 31, 2017:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Purchases	Sales	Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at March 31, 2017
Aretec Group, Inc.	Equity	$-	$7,505	$-	$-	$-	$-	$7,505
NMFC Senior Loan Program I LLC Units	Equity	790	18,993	-	-	-	(143)	18,850
Total		$790	$26,498	$-	$-	$-	$(143)	$26,355

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2017 and 2016, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$237,865	$237,865
Second lien secured loans	—	—	163,858	163,858
Equity	—	—	29,942	29,942
Total investments	$—	$—	$431,665	$431,665

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$245,213	$245,213
Second lien secured loans	—	—	135,895	135,895
Equity	—	—	30,606	30,606
Total investments	$—	$—	$411,714	$411,714

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Acquisition of investments	10,856	35,190	—	46,046
Paid-in-kind income	154	—	—	154
Accretion of discount	727	110	—	837
Proceeds from principal payments and sales of portfolio investments	(21,103)	(9,090)	—	(30,193)
Net realized gains (losses)	—	23	—	23
Net unrealized appreciation (depreciation)	2,018	1,730	(664)	3,084
Fair value, end of period	$237,865	163,858	29,942	431,665
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2017	$1,287	$1,504	$(664)	$2,127

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Acquisition of investments	8,080	12,470	—	20,550
Paid-in-kind income	213	92	—	305
Accretion of discount	366	201	—	567
Proceeds from principal payments and sales of portfolio investments	(12,385)	(6,000)	—	(18,385)
Net unrealized (depreciation) appreciation	(999)	1,124	(1,355)	(1,230)
Fair value, end of period	$210,916	$186,083	$20,151	$417,150
Change in unrealized (depreciation) appreciation on investments still held as of March 31, 2016	$(966)	$1,120	$(1,355)	$(1,201)

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. An increase or decrease in the discount rate in isolation may result in significantly lower or higher fair value measurement, respectively. An increase or decrease in the market quote for an investment may in isolation result in significantly higher or lower fair value measurement, respectively. An increase or decrease in the exit multiple may in isolation result in significantly higher or lower fair value measurement, respectively. As the fair value of a debt investment diverges from par, which would generally be the case for non-accrual loans, the fair value measurement of that investment is more susceptible to volatility from changes in exit multiples as a significant unobservable input.

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$156,321	Discounted cash flows	Discount rate	11.5% – 16.0% (13.8%)
			Exit multiple	5.0x – 9.0x (7.3x)
	81,544	Weighting of discounted cash	Discount rate	8.8% – 23.1% (12.4%)
		flows and consensus pricing	Market quotes	72.0 – 101.0 (93.1)
			Exit multiple	3.5x – 8.0x (6.2x)
	$237,865

Second lien secured loans	$66,940	Discounted cash flows	Discount rate	12.3% – 79.1% (14.7%)
			Exit multiple	3.8x – 5.5x (5.2x)
	96,918	Weighting of discounted cash	Discount rate	11.2% – 15.3% (12.7%)
		flows and consensus pricing	Market quotes	89.0 – 101.1 (97.2)
			Exit multiple	5.0x – 9.0x (7.6x)
	$163,858

Common equity	$18,850	Discounted cash flows	Discount rate	12.3%
	$7,505	Weighting of discounted cash	Discount rate	19.4%
		flows, market multiple and	Exit Multiple	7.0x
		consensus pricing	Market quotes	$14.5/s
	$26,355

Warrant	$3,587	Discounted cash flows,	Discount rate	18.0%
		Option-pricing method	Exit multiple	7.3x – 7.5x (7.3x)
			Volatility	25.0%
	$3,587

Total Level 3 Investments	$431,665

Investment Type	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$162,078	Discounted cash flows	Discount rate	11.8% – 15.7% (13.3%)
			Exit multiple	5.0x – 16.6x (6.9x)
	83,135	Weighting of discounted cash	Discount rate	8.5% – 23.2% (13.0%)
		flows and consensus pricing	Market quotes	77.3 – 98.9 (92.5)
			Exit multiple	3.5x – 8.0x (5.9x)
	$245,213

Second lien secured loans	$66,549	Discounted cash flows	Discount rate	12.1% – 66.8% (14.6%)
			Exit multiple	2.8x – 4.5x (4.2x)
	69,346	Weighting of discounted cash	Discount rate	11.0% – 19.2% (13.5%)
		flows and consensus pricing	Market quotes	83.8 – 100.0 (95.7)
			Exit multiple	5.0x – 8.5x (6.4x)
	$135,895

Equity	$18,993	Discounted cash flows	Discount rate	11.8%
	7,505	Weighting of discounted cash	Discount rate	20.2%
		flows, market multiple and	Exit Multiple	7.0x
		consensus pricing	Market quotes	$14.5/s
	$26,498

Warrants	4,108	Discounted cash flows,	Discount rate	18.0% – 25.0% (18.0%)
		Option-pricing method	Exit Multiple	6.0x – 16.6x (6.4x)
			Volatility	25.0%
Total Level 3 investments	$411,714

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

The following table presents the amortized cost and fair values of the Company’s borrowings as of March 31, 2017 and December 31, 2016. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”) was estimated using the unadjusted quoted price as of the valuation date.

		March 31, 2017		December 31, 2016
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit Facility	3	$164,590	$167,460	$155,000	$156,786
Senior Notes	2	30,000	30,753	30,000	30,727
		$194,590	$198,214	$185,000	$187,513

NOTE 5 – BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of March 31, 2017, the Company’s asset coverage for borrowed amounts was 229.8%.

Total borrowings outstanding and undrawn as of March 31, 2017, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2019	L+2.90%	$164,590	$35,410
Senior Notes	2020	6.50%	30,000	—
Total debt			194,590	$35,410
Debt issuance cost			(2,448)
Total debt net issuance cost			$192,142

Total borrowings outstanding and undrawn as of December 31, 2016, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2019	L+2.90%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	—
Total debt			185,000	$45,000
Debt issuance cost			(2,662)
Total debt net issuance cost			$182,338

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association, as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms.

The Credit Facility bears interest at LIBOR plus 2.90% on outstanding borrowings. The Company is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter, on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $374,020 as of March 31, 2017 as collateral. The Credit Facility has a final maturity date of December 23, 2019. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2017, the Company had $164,590 in outstanding borrowings and $35,410 undrawn under the Credit Facility. Weighted average outstanding borrowings were $171,608 at a weighted average interest rate of 3.88% for the three months ended March 31, 2017. At March 31, 2017, the interest rate in effect was 4.00%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2017, approximately $23,706 was available to be drawn by the Company based on these requirements.

Senior Notes: On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan, which was repaid in full on June 30, 2016. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL.”

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

During the three months ended March 31, 2017 and 2016, the Company incurred base management fees of $2,262 and $2,252, respectively.

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

During the three months ended March 31, 2017 and 2016, the Company incurred performance-based incentive fees of $1,631 and $1,691, respectively.

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

During the three months ended March 31, 2017 and 2016, the Company incurred allocated administrative service fees of $134 and $210, respectively.

Co-investments with Related Parties: At March 31, 2017 and December 31, 2016, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $27 and $27, respectively.

At March 31, 2017 and December 31, 2016, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $347,083 and $243,627, respectively.

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

The balance of unfunded commitments to extend credit was $762 and $0 as of March 31, 2017 and December 31, 2016, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 – FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2017	2016
Per share data:(1)
Net asset value, beginning of period	$13.63	$13.33

Net investment income	0.36	0.37
Net realized and unrealized gains (losses) on investments	0.17	(0.06)
Net increase in net assets resulting from operations	0.53	0.31

Distributions declared from net investment income	(0.36)	(0.36)
Net asset value, end of period	$13.80	$13.28

Total annualized return based on market value(2)	54.32%	(38.54)%
Total annualized return based on net asset value	15.41%	9.04%
Net assets, end of period	$252,520	$243,086
Per share market value at end of period	$13.80	$10.38
Shares outstanding end of period	18,303,890	18,303,890

Ratios/Supplemental data: (3)
Ratio of expenses before incentive fees to average net assets	8.68%	8.10%
Ratio of incentive fees to average net assets	2.61%	2.76%
Ratio of total expenses to average net assets	11.29%	10.86%
Ratio of net investment income to average net assets	10.44%	11.05%
Portfolio turnover ratio	7.16%	4.42%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the dividend reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 – CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,
	2017	2016
Net increase in net assets resulting from operations	$9,629	$5,532
Weighted average shares outstanding	18,303,890	18,303,890
Basic and diluted per share net increase in net assets resulting from operations	$0.53	$0.31

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, and have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

As of March 31, 2017, our investment portfolio consisted primarily of senior secured loans across 39 positions in 30 companies, with an aggregate fair value of $431.7 million. As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies, with an aggregate fair value of approximately $411.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a spread over LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as fee income. We record prepayment premiums on loans and debt securities as fee income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

On May 1, 2017, upon the recommendation of our nominating and corporate governance committee, our board of directors appointed each of Stuart Aronson and Kevin Burke to serve as a member of our board of directors with immediate effect. Mr. Aronson was designated as a Class II director and will serve for the remainder of the current Class II term, which expires at the annual meeting of stockholders to be held in August 2017. Mr. Burke was designated as a Class I director and will serve for the remainder of the current Class I term, which expires at the annual meeting of stockholders to be held in 2019. Mr. Burke was also elected to serve as a member of each of our audit, compensation and nominating and corporate governance committees with immediate effect. Mr. Burke is an “independent director” within the meaning of NASDAQ Stock Market Marketplace Rule 5605(a)(2) and Section 10A of the Exchange Act.

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

Investment Income

Investment income for the three months ended March 31, 2017 totaled $13.6 million, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three months ended March 31, 2016 of $13.4 million. Investment income increased primarily as a result of an increase in the average balance of earning investments. Investment income for the three months ended March 31, 2017 and 2016 included $0.5 million and $0.5 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $7.1 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively.

Interest expense totaled $2.4 million and $1.9 million for the three months ended March 31, 2017 and 2016, respectively. The increase was due to higher interest rates and the higher spread on our revolving credit facility over the comparable periods during the prior year.

Base management fees totaled $2.3 million for both of the three months ended March 31, 2017 and 2016, respectively. Performance-based incentive fees totaled $1.6 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in performance-based incentive fees is attributable to a decrease in net investment income.

Administrative fees for the three months ended March 31, 2017 and 2016 totaled $0.1 million and $0.2 million, respectively.

General and administrative expenses were $0.6 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

For the three months ended March 31, 2017 we incurred a net realized gain of approximately $23,000. No realized gains or losses were incurred during the three months ended March 31, 2016.

For the three months ended March 31, 2017 and 2016, we incurred net unrealized appreciation of $3.1 million and net unrealized depreciation of $1.2 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Unrealized appreciation during the three months ended March 31, 2017, related in part to fair value adjustments on our investments in AG Kings Holdings Inc., Caelus Energy Alaska O3, LLC and Outcome Health as well as the reversal of prior unrealized depreciation upon the full repayment on our investment in ProPetro Services, Inc.

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

Our operating activities used cash and cash equivalents of $4.6 million during the three months ended March 31, 2017, primarily from the acquisition of investments. Our financing activities generated cash and cash equivalents of $3.1 million during the three months ended March 31, 2017, primarily due to net borrowings under our revolving credit facility partially offset by payment of distribution to stockholders.

Our operating activities used cash and cash equivalents of $4.8 million during the three months ended March 31, 2016, primarily from the acquisition of investments. Our financing activities used cash and cash equivalents of $3.5 million during the three months ended March 31, 2016, primarily for the payment of distributions to stockholders.

As of March 31, 2017, we had cash and cash equivalent resources of $20.1 million, including $4.5 million of restricted cash.  As of the same date, we had approximately $23.7 million undrawn and available under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2016, we had cash and cash equivalent resources of $28.9 million, including $11.9 million of restricted cash. As of the same date, we had approximately $40.0 million undrawn and available under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms.

As of March 31, 2017, there were $164.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $23.7 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $377.3 million as of March 31, 2017.

As of December 31, 2016, there were $155 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $40 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $356.9 million as of December 31, 2016.

The Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $220 million, subject to consent from the Lender and other customary conditions.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course – a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the net asset value of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 50%, as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation.

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

If we fail to perform our obligations under the credit agreement or the related agreements, an event of default may occur, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the credit agreement. Any such developments could have a material adverse effect on our financial conditions and results of operations.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of 6.50% senior notes due 2020, or the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan, which was repaid in full on June 30, 2016. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL.”

Portfolio Investments and Yield

As of March 31, 2017, our investment portfolio consisted primarily of senior secured loans across 39 positions in 30 companies with an aggregate fair value of $431.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR). As of March 31, 2017, our portfolio had an average investment size of $11.1 million, with investment sizes ranging from less than $0.1 million to $26.2 million and a weighted average effective yield of 11.8%.

As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies with an aggregate fair value of $411.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.8% of those loans were variable-rate investments (primarily indexed to LIBOR). As of December 31, 2016, our portfolio had an average investment size of $10.8 million, with investment sizes ranging from less than $0.2 million to $26.7 million and a weighted average effective yield of 11.8%.

For the three months ended March 31, 2017, we invested $46.0 million in new and existing portfolio companies, partially offset by repayments and sales of $30.2 million. Proceeds from sales totaled $9.1 million while repayments included $2.1 million of scheduled repayments and $19.0 million of unscheduled repayments.

For the three months ended March 31, 2016, we invested $20.6 million in new and existing portfolio companies, partially offset by repayments of $18.4 million. Repayments included $2.8 million of scheduled repayments and $15.6 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	March 31, 2017		December 31, 2016
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$—	—%	$—	—%

2	381.2	88.3	358.2	87.0

3	50.5	11.7	53.5	13.0

4	—	—	—	—

5	—	—	—	—

Total Portfolio	$431.7	100.0%	$411.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of March 31, 2017 and December 31, 2016, we had commitments to fund approximately $0.8 million and $0, respectively, of revolving lines of credit or delayed draw facilities.

Distributions

In order to maintain our status as a RIC and to avoid the imposition of corporate-level tax on income, we must distribute dividends to our stockholders each taxable year of an amount generally at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses out of the assets legally available for distribution. In order to avoid certain excise taxes imposed on RICs, we must distribute dividends in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we incurred no U.S. federal income tax.

During the three months ended March 31, 2017 and 2016, we declared to stockholders distributions of $0.355 per share, for total distributions of $6.5 million and $6.5 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2017, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2017. The specific tax characteristics of the distribution will be reported to stockholders on after the end of the calendar year 2017 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our distribution reinvestment plan. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our dividend reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2017 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$164.6	$—	$164.6	$—	$—
Senior Notes	30.0	—	—	30.0	—
Total contractual obligations	$194.6	$—	$164.6	$30.0	$—

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act. The Investment Advisory Agreement became effective upon the pricing of the IPO. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2% of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 6 to the consolidated financial statements.

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with resources necessary for us to act as portfolio manager to WhiteHorse Credit under the Credit Facility. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of WhiteHorse Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer along with their respective staffs.

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

Principles of Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services — Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Our board of directors is ultimately responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. Our board has retained one or more independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. Independent valuation firms retained by our board provide a valuation review on approximately 25% of our investments for which market quotations are not readily available each quarter to ensure that the fair value of each investment for which a market quote is not readily available is reviewed by an independent valuation firm at least once during each 12-month period. However, our board does not intend to have de minimis investments of less than 2.0% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring in accordance with our valuation procedures.

•	Preliminary valuation conclusions are then documented and discussed with our investment committee and our investment adviser.

•	The audit committee of the board of directors reviews these preliminary valuations, and on a quarterly basis, reviews the bases of the valuations by our investment adviser and the independent valuation firms.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Fair value of publicly traded instruments is generally based on quoted market prices. Fair value of non-publicly traded instruments, and of publicly traded instruments for which quoted market prices are not readily available, may be determined based on other relevant factors, including without limitation, quotations from unaffiliated market makers or independent third party pricing services, the price activity of equivalent instruments and valuation pricing models. For those investments valued using quotations, the bid price is generally used unless we determine that it is not representative of an exit price.

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter. When an external event occurs with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

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

Investments for which fair value is determined using inputs defined above as Level 3 are fair valued using the income and market approaches, which may include the discounted cash flow method, reference to performance statistics of industry comparables, relative comparable yield analysis and, in certain cases, third party valuations performed by independent valuation firms. The valuation methods can reference various factors and use various inputs such as assumed growth rates, capitalization rates and discount rates, loan-to-value ratios, liquidation value, relative capital structure priority, market comparables, compliance with applicable loan, covenant and interest coverage performance, book value, market derived multiples, reserve valuation, assessment of credit ratings of an underlying borrower, review of ongoing performance, review of financial projections as compared to actual performance, review of interest rate and yield risk. Such factors may be given different weighting depending on our assessment of the underlying investment, and we may analyze apparently comparable investments in different ways.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest payment default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that such interest will not be collected and the amount of uncollectible interest can be reasonably estimated. Any original issue discount, as well as any other market purchase discount or premium on debt investments, are accreted or amortized to interest income or expense, respectively, over the maturity periods of the investments. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Accounting Pronouncements

During March 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-08, Receivables–Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for annual periods beginning after December 15, 2019 and for interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

During January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This guidance is effective for annual periods beginning after December 15, 2018 and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for certain types of transactions. We are currently evaluating the impact that ASU 2017-01 will have on our consolidated financial statements and related disclosures.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. We are currently evaluating the impact that ASU 2016-18 would have on our consolidated financial statements and related disclosures.

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 would have on our consolidated financial statements and related disclosures.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that ASU 2016-06 would have on our consolidated financial statements and related disclosures.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2018. Early adoption is permitted for certain provisions. We are currently evaluating the impact that ASU 2016-01 would have on our consolidated financial statements and related disclosures.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2017 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$4.5	$1.6	$2.9
200	8.6	3.2	5.4
300	12.7	4.9	7.8
400	16.8	6.6	10.2
500	20.9	8.2	12.7

As of March 31, 2017, 98.0% of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2016 which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

WhiteHorse Finance, Inc.

Dated: May 10, 2017	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2017	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

