Form 10-Q
period 2017-06-30
WhiteHorse Finance, Inc.
filed 2017-08-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐      No     ☒

As of August 7, 2017 the Registrant had 20,518,104 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$408,905	$385,216
Non-controlled affiliate company investments	28,988	26,498
Total investments, at fair value (amortized cost $450,440 and $427,689, respectively)	437,893	411,714
Cash and cash equivalents	39,731	17,036
Restricted cash and cash equivalents	3,987	11,858
Receivables from investments sold	-	881
Interest receivable	4,822	3,891
Prepaid expenses and other receivables	840	854
Total assets	$487,273	$446,234

Liabilities
Debt	$188,988	$182,338
Distributions payable	6,503	6,498
Management fees payable	5,961	5,476
Payables for investments purchased	-	995
Accounts payable and accrued expenses	1,533	1,058
Interest payable	503	480
Total liabilities	203,488	196,845

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,518,104 and 18,303,890 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	20	18
Paid-in capital in excess of par	302,733	272,242
Accumulated overdistributed net investment income	(4,966)	(5,423)
Accumulated realized losses on investments	(819)	(842)
Accumulated unrealized depreciation on investments	(13,183)	(16,606)
Total net assets	283,785	249,389
Total liabilities and total net assets	$487,273	$446,234

Number of shares outstanding	20,518,104	18,303,890
Net asset value per share	$13.83	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,577	$12,106	$24,595	$24,126
Fee income	1,058	256	1,825	932
From non-controlled affiliate company investments
Dividend income	650	688	1,440	1,402
Total investment income	14,285	13,050	27,860	26,460

Expenses
Interest expense	2,559	1,951	5,003	3,867
Base management fees	2,390	2,248	4,652	4,500
Performance-based incentive fees	1,734	1,609	3,365	3,300
Administrative service fees	158	205	292	415
General and administrative expenses	508	611	1,090	1,190
Total expenses	7,349	6,624	14,402	13,272
Net investment income	6,936	6,426	13,458	13,188

Realized and unrealized gains (losses) on investments
Net realized gains (losses)
Non-controlled/non-affiliate company investments	-	(1,138)	23	(1,138)
Net realized gains (losses)	-	(1,138)	23	(1,138)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(2,294)	2,439	933	2,209
Non-controlled affiliate company investments	2,633	402	2,490	(598)
Net change in unrealized appreciation	339	2,841	3,423	1,611
Net realized and unrealized gains on investments	339	1,703	3,446	473
Net increase in net assets resulting from operations	$7,275	$8,129	$16,904	$13,661

Per Common Share Data
Basic and diluted earnings per common share	$0.39	$0.44	$0.91	$0.75
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	18,341,967	18,303,890	18,323,034	18,303,890

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

					Accumulated	Accumulated
				Accumulated	Realized	Unrealized
	Common Stock		Paid-in	Overdistributed Net	Gains	Appreciation
		Par	Capital in	Investment	(Losses) on	(Depreciation)	Total Net
	Shares	amount	Excess of Par	Income	Investments	on Investments	Assets
Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

Net increase in net assets resulting from operations	-	-	-	13,188	(1,138)	1,611	13,661

Distributions declared	-	-	-	(12,996)	-	-	(12,996)

Balance at June 30, 2016	18,303,890	$18	$271,679	$(7,227)	$38	$(19,791)	$244,717

Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

Stock issued in connection with public offering	2,200,000	2	30,294	-	-	-	30,296

Stock issued in connection with distribution reinvestment plan	14,214	-	197	-	-	-	197

Net increase in net assets resulting from operations	-	-	-	13,458	23	3,423	16,904

Distributions declared	-	-	-	(13,001)	-	-	(13,001)

Balance at June 30, 2017	20,518,104	$20	$302,733	$(4,966)	$(819)	$(13,183)	$283,785

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months
	ended June 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$16,904	$13,661
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Paid-in-kind income	(326)	(522)
Net realized (gains) losses on investments	(23)	1,138
Net unrealized appreciation on investments	(3,423)	(1,611)
Accretion of discount	(1,689)	(1,075)
Amortization of deferred financing costs	428	428
Acquisition of investments	(86,453)	(41,115)
Proceeds from principal payments and sales of portfolio investments	65,735	57,668
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	7,871	(25,196)
Interest receivable	(931)	(273)
Prepaid expenses and other receivables	14	104
Receivables from investments sold	881	(661)
Payables for investments purchased	(995)	(2,865)
Management fees payable	485	2,126
Accounts payable and accrued expenses	475	(134)
Interest payable	23	—
Net cash (used in) provided by operating activities	(1,024)	1,673

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	30,296	—
Borrowings	102,567	78,250
Repayment of debt	(95,317)	(70,750)
Deferred financing costs	(1,028)	—
Distributions paid to common stockholders, net of distributions reinvested	(12,799)	(12,996)
Net cash provided by (used in) financing activities	23,719	(5,496)

Net change in cash and cash equivalents	22,695	(3,823)
Cash and cash equivalents at beginning of period	17,036	22,769
Cash and cash equivalents at end of period	$39,731	$18,946

Supplemental disclosure of cash flow information:
Interest paid	$4,552	$3,210

Supplemental non-cash disclosures:
Distributions declared	$13,001	12,996
Distributions reinvested	197	-

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value	Fair Value as a Percentage of Net Assets
North America
Debt investments
Advertising
Outcome Health
First Lien Secured Term Loan	L+ 6.50%	7.75%	12/22/21	$18,038	$16,415	$17,858	6.29%
	(1.00% Floor)
Fluent, LLC (f/k/a Fluent Acquisition II, LLC)
First Lien Secured Term Loan	L+ 11.50%	12.71%	12/08/20	26,292	25,935	26,095	9.20
	(0.50% Floor)	(1.00% PIK)
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+ 12.00%	13.30%	09/15/20	15,116	15,019	14,210	5.01
	(1.00% Floor)	(2.00% PIK)
				59,446	57,369	58,163	20.50
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50%	10.67%	02/03/25	18,000	17,657	17,759	6.26
	(1.00% Floor)
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+ 9.25%	10.45%	05/26/21	12,219	11,887	12,215	4.30
	(1.00% Floor)
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 10.50%	11.73%	06/27/19	14,850	14,850	14,776	5.21
	(1.00% Floor)
Consumer Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+ 10.25%	11.42%	06/25/20	25,000	24,826	24,898	8.77
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+ 10.25%	11.42%	06/25/20	5,000	4,965	4,979	1.75
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	11.79%	03/09/22	20,000	19,659	20,000	7.05
	(1.00% Floor)
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.50%	12.65%	12/27/18	25,000	24,851	24,400	8.60
	(1.00% Floor)
				75,000	74,301	74,277	26.17
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	12/23/21	23,602	23,225	23,484	8.28
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75%	10.98%	02/26/23	7,146	7,027	7,146	2.52
	(1.00% Floor)
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.50%	9.67%	04/28/22	18,384	17,872	17,876	6.30
	(1.00% Floor)
Climate Pros, Inc.
First Lien Secured Revolving Loan	L+ 9.00%	10.20%	02/27/19	952	469	466	0.16
	(1.00% Floor)
First Lien Secured Term Loan	L+ 9.00%	10.20%	02/28/22	3,990	3,916	3,939	1.39
	(1.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50%	10.69%	09/18/22	8,670	8,540	8,504	3.00
	(1.00% Floor)
				31,996	30,797	30,785	10.85

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value	Fair Value as a Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95%	10.95%	08/10/21	$13,790	$13,300	$13,653	4.81%
	(1.00% Floor)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	12.16%	11/20/19	17,196	17,038	17,111	6.03
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+ 11.00%	12.16%	11/20/19	5,093	5,031	5,068	1.79
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	12.16%	11/20/19	4,984	4,926	4,959	1.75
	(1.00% Floor)	(1.00% PIK)
				41,063	40,295	40,791	14.38
Heatlh Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00%	10.50%	01/31/18	14,350	14,316	11,585	4.08
	(1.50% Floor)
Second Lien Secured Term Loan	N/A	15.75%	07/31/18	1,000	991	329	0.12

				15,350	15,307	11,914	4.20
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 10.10%	11.33%	03/17/21	6,000	5,911	6,000	2.11
	(1.00% Floor)
Internet Software & Services
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50%	10.85%	02/02/24	18,000	17,576	17,667	6.23
	(1.00% Floor)
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02%	9.25%	05/05/22	13,500	13,205	13,226	4.66
	(1.00% Floor)
First Lien Last Out Secured Term Loan	L+ 12.00%	13.23%	05/05/22	5,000	4,891	4,899	1.73
	(1.00% Floor)
				18,500	18,096	18,125	6.39
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00%	10.23%	01/10/23	4,910	4,803	4,517	1.59
	(1.00% Floor)	(2.00% PIK)
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+ 11.25%	12.30%	01/25/21	4,422	4,399	4,391	1.55
	(1.00% Floor)
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	8.75%	04/15/20	13,000	12,913	10,615	3.74
	(1.25% Floor)
Other Diversified Financial Services
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 11.00%	12.08%	04/02/18	14,588	14,438	14,543	5.12
	(1.00% Floor)
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+ 12.00%	13.21%	10/09/20	9,404	9,281	8,979	3.16
	(0.50% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00%	10.25%	07/01/20	19,000	18,894	19,144	6.75
	(1.25% Floor)
Trucking
Fox Rent A Car, Inc.
First Lien Secured Term Loan	L+ 12.00%	13.05%	09/29/17	7,200	7,157	7,200	2.54

Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	10.25%	06/15/22	3,500	3,444	3,456	1.22
	(1.00% Floor)
				10,700	10,601	10,656	3.76

Total Debt Investments				417,196	409,627	405,947	143.07

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value	Fair Value as a Percentage of Net Assets

Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.) Warrants(4)	N/A	N/A	12/08/25	$187	$-	$248	0.09%

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	-	-	1,573	0.55
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	260	0.09
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	563	0.20
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	144	0.05
				9	-	2,540	0.89
Other Diversified Financial Services
Aretec Group, Inc. (4)(5)(6)	N/A	N/A	N/A	536	20,693	10,238	3.61

Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,750	6.61

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	-	-	170	0.06

Total Equity Investments				20,732	40,813	31,946	11.26

Total Investments				$437,928	$450,440	$437,893	154.33

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 84% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2016

(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value as a Percentage Of Net Assets
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	$—	$—	$2,426	0.97%
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	12/31/24	—	—	417	0.17
Pinnacle Management Group, LLC Warrants (4)	N/A	N/A	12/31/24	—	—	871	0.35
RC3 Enterprises, LLC Warrants (4)	N/A	N/A	12/31/24	—	—	232	0.09
				—	—	3,946	1.58
Other Diversified Financial Services
Aretec Group, Inc. (4) (5) (6)	N/A	N/A	N/A	—	20,693	7,505	3.01
Specialized Finance
NMFC Senior Loan Program I LLC Units (5) (6)	N/A	N/A	6/10/19	—	20,120	18,993	7.62
Trucking
Fox Rent A Car, Inc. Warrants (4)	N/A	N/A	N/A	—	—	162	0.06
Total Equity Investments				—	40,813	30,606	12.21
Total Investments				$393,584	$427,689	$411,714	165.09%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the LIBOR, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2017

(in thousands, except share and per share data)

NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance, Inc. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”) and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”), and its subsidiary, Bayside Financing S.A.R.L. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

Fair Value of Financial Instruments: The Company determines the fair value of its financial instruments in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

Non-accrual loans: Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected. The Company may conclude that non-accrual status is not required if the loan has sufficient collateral value and is in the process of collection. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with financial institutions, and short-term liquid investments in money market funds with original maturities of three months or less.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Company’s revolving credit facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee generally once a quarter after the payment of operating expenses and amounts due under the Company’s revolving credit facility.

Offering Costs: The Company may incur legal, accounting, regulatory, investment banking and other costs in relation to equity offerings. Offering costs are deferred and charged against paid-in capital in excess of par on completion of the related offering.

Deferred Financing Costs: Deferred financing costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These amounts are amortized and are included in interest expense in the consolidated statements of operations over the estimated life of the borrowings. Deferred financing costs are presented in the consolidated statements of assets and liabilities as a direct reduction from the carrying amount of the related debt liability.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2017 and December 31, 2016.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2017 or December 31, 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. Tax returns for each of the federal tax years since 2013 remain subject to examination by the Internal Revenue Service.

As of June 30, 2017, the cost of investments for federal income tax purposes was $450,497, resulting in net unrealized depreciation of $12,603. This is comprised of gross unrealized appreciation of $6,935 and gross unrealized depreciation of $19,538 on a tax basis as of June 30, 2017.

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

The Company maintains an “opt out” distribution reinvestment plan for common stockholders. As a result, if the Company declares a distribution or other dividend, stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions.

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

Recent Accounting Pronouncements: During March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities , to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

During January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact that ASU 2017-01 will have on its consolidated financial statements and related disclosures.

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

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 would have on its consolidated financial statements and related disclosures.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. For public filers that are not emerging growth companies, the guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not expect the adoption of this standard to have any material impact on its results of operations or cash flows.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that ASU 2016-01 would have on its consolidated financial statements and related disclosures.

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$243,885	$242,659	$246,909	$245,213
Second lien secured loans	165,742	163,288	139,967	135,895
Equity	40,813	31,946	40,813	30,606
Total	$450,440	$437,893	$427,689	$411,714

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2017		December 31, 2016
Advertising	$58,411	13.33%	$59,214	14.38%
Application Software	17,759	4.06	-	-
Auto Parts & Equipment	12,215	2.79	12,282	2.98
Broadcasting	14,776	3.38	14,776	3.59
Consumer Finance	74,277	16.97	73,529	17.86
Data Processing & Outsourced Services	23,484	5.37	23,370	5.68
Department Stores	7,146	1.63	7,146	1.74
Distributors	-	-	9,875	2.40
Diversified Support Services	30,785	7.03	8,462	2.06
Electronic Equipment & Instruments	-	-	9,523	2.31
Food Retail	43,331	9.90	45,124	10.96
Health Care Facilities	11,914	2.72	36,346	8.83
Integrated Telecommunication Services	-	-	8,841	2.15
Internet Retail	6,000	1.37	5,895	1.43
Internet Software & Services	17,667	4.03	-	-
Investment Banking & Brokerage	18,125	4.14	-	-
IT Consulting & Other Services	4,517	1.03	-	-
Office Services & Supplies	4,391	1.00	4,930	1.20
Oil & Gas Drilling	-	-	7,189	1.75
Oil & Gas Exploration & Production	10,615	2.42	9,939	2.41
Other Diversified Financial Services	24,781	5.66	16,409	3.99
Research & Consulting Services	8,979	2.05	9,845	2.39
Specialized Consumer Services	19,144	4.37	19,000	4.61
Specialized Finance	18,750	4.28	18,993	4.61
Trucking	10,826	2.47	11,026	2.68
Total	$437,893	100.00%	$411,714	100.00%

The portfolio companies underlying the investments are located in the United States. As of each of June 30, 2017 and December 31, 2016, the weighted average remaining term of the Company’s debt investments was approximately 3.6 years and 3.7 years, respectively.

As of June 30, 2017 and December 31, 2016, the Company did not hold any non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2017:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Purchases	Sales	Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at June 30, 2017
Aretec Group, Inc.	Equity	$-	$7,505	$-	$-	$-	$2,733	$10,238
NMFC Senior Loan Program I LLC Units	Equity	1,440	18,993	-	-	-	(243)	18,750
Total		$1,440	$26,498	$-	$-	$-	$2,490	$28,988

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

NOTE 4 - FAIR VALUE MEASUREMENTS

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2017 and 2016, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$242,659	$242,659
Second lien secured loans	-	-	163,288	163,288
Equity	-	-	31,946	31,946
Total investments	$-	$-	$437,893	$437,893

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$245,213	$245,213
Second lien secured loans	-	-	135,895	135,895
Equity	-	-	30,606	30,606
Total investments	$-	$-	$411,714	$411,714

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$237,865	$163,858	$29,942	$431,665
Acquisition of investments	40,407	—	—	40,407
Paid-in-kind income	172	—	—	172
Accretion of discount	727	125	—	852
Proceeds from principal payments and sales of portfolio investments	(34,964)	(578)	—	(35,542)
Net realized gains (losses)	—	—	—	—
Net unrealized appreciation (depreciation)	(1,548)	(117)	2,004	339
Fair value, end of period	$242,659	$163,288	$31,946	$437,893
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2017	$(969)	$(112)	$2,004	$923

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Acquisition of investments	51,263	35,190	—	86,453
Paid-in-kind income	326	—	—	326
Accretion of discount	1,454	235	—	1,689
Proceeds from principal payments and sales of portfolio investments	(56,067)	(9,668)	—	(65,735)
Net realized gains (losses)	—	23	—	23
Net unrealized appreciation	470	1,613	1,340	3,423
Fair value, end of period	$242,659	$163,288	$31,946	$437,893
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2017	$(52)	$1,392	$1,340	$2,680

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$210,916	$186,083	$20,151	$417,150
Funding of investments	15,565	5,000	—	20,565
Non-cash interest income	125	92	—	217
Accretion of discount	206	302	—	508
Proceeds from principal payments and sales of portfolio investments	(18,765)	(20,518)	—	(39,283)
Conversion from debt to equity	—	(7,263)	7,263	—
Net realized losses	(1,138)	—	—	(1,138)
Net unrealized appreciation	1,691	(591)	1,741	2,841
Fair value, end of period	$208,600	$163,105	$29,155	$400,860
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2016	$729	$(594)	$1,742	$1,877

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	23,645	17,470	—	41,115
Non-cash interest income	338	184	—	522
Accretion of discount	572	503	—	1,075
Proceeds from principal payments and sales of portfolio investments	(31,150)	(26,518)	—	(57,668)
Conversion from debt to equity	—	(7,263)	7,263	—
Net realized losses	(1,138)	—	—	(1,138)
Net unrealized appreciation	692	533	386	1,611
Fair value, end of period	$208,600	$163,105	$29,155	$400,860
Change in unrealized appreciation on investments still held as of June 30, 2016	$318	$553	$387	$1,258

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$125,515	Discounted cash flows	Discount rate	10.5% – 58.1% (18.8%)
			Exit multiple	2.5x – 8.0x (6.4x)
	109,944	Weighting of discounted cash	Discount rate	9.1% – 13.0% (11.3%)
		flows and consensus pricing	Market quotes	97.1 – 100.8 (98.4)
			Exit multiple	5.0x – 8.0x (6.2x)
	7,200	Recent transaction	Transaction price	100.0

	$242,659

Second lien secured loans	$69,599	Discounted cash flows	Discount rate	11.7% – 63.2% (14.5%)
			Exit multiple	2.5x – 8.0x (5.4x)
	93,689	Weighting of discounted cash	Discount rate	11.2% – 15.3% (12.6%)
		flows and consensus pricing	Market quotes	89.0 – 101.1 (97.2)
			Exit multiple	5.0x – 9.0x (7.4x)
	$163,288

Common Equity	$18,750	Discounted cash flows	Discount rate	11.2%
	10,238	Weighting of discounted cash	Discount rate	20.2%
		flows, market multiple and	Exit multiple	7.0x
		consensus pricing	Market quotes	$16.4/s
	$28,988

Warrant	$2,958	Discounted cash flows	Discount rate	17.0%
		Option-pricing method	Exit multiple	7.0x – 7.5x (7.0x)
			Volatility	15.0% - 25.0% (24.1%)
	$2,958

Total Level 3 Investments	$437,893

Investment Type	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$162,078	Discounted cash flows	Discount rate	11.8% - 15.7% (13.3%)
			Exit multiple	5.0x - 16.6x (6.9x)
	83,135	Weighting of discounted cash	Discount rate	8.5% - 23.2% (13.0%)
		flows and consensus pricing	Market quotes	77.3 - 98.9 (92.5)
			Exit multiple	3.5x - 8.0x (5.9x)
	$245,213

Second lien secured loans	$66,549	Discounted cash flows	Discount rate	12.1% - 66.8% (14.6%)
			Exit multiple	2.8x - 4.5x (4.2x)
	69,346	Weighting of discounted cash	Discount rate	11.0% - 19.2% (13.5%)
		flows and consensus pricing	Market quotes	83.8 - 100.0 (95.7)
			Exit multiple	5.0x - 8.5x (6.4x)
	$135,895

Equity	$18,993	Discounted cash flows	Discount rate	11.8%
	7,505	Weighting of discounted cash	Discount rate	20.2%
		flows, market multiple and	Exit multiple	7.0x
		consensus pricing	Market quotes	$14.5/s
	$26,498

Warrants	4,108	Discounted cash flows	Discount rate	18.0% - 25.0% (18.0%)
		Option-pricing method	Exit multiple	6.0x - 16.6x (6.4x)
			Volatility	25.0%
Total Level 3 investments	$411,714

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

The following table presents the amortized cost and fair values of the Company’s borrowings as of June 30, 2017 and December 31, 2016. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”) was estimated using the trailing 10-day volume-weighted average quoted price as of the valuation date.

		June 30, 2017		December 31, 2016
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit Facility	3	$162,250	$164,642	$155,000	$156,786
Senior Notes	2	30,000	30,700	30,000	30,727
		$192,250	$195,342	$185,000	$187,513

NOTE 5 - BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of June 30, 2017, the Company’s asset coverage for borrowed amounts was 247.6%.

Total borrowings outstanding and undrawn as of June 30, 2017, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$162,250	$37,750
Senior Notes	2020	6.50%	30,000	-
Total debt			192,250	$37,750
Debt issuance cost			(3,262)
Total debt net issuance cost			$188,988

Total borrowings outstanding and undrawn as of December 31, 2016, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2019	L+2.90%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(2,662)
Total debt net issuance cost			$182,338

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, WhiteHorse Credit and JPMorgan further amended the terms of the Credit Facility to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220,000 to $235,000 and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%.

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100,000. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $379,608 as of June 30, 2017 as collateral. The Credit Facility has a final maturity date of December 29, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2017, the Company had $162,250 in outstanding borrowings and $37,750 undrawn under the Credit Facility. Weighted average outstanding borrowings were $175,791 and $173,711 at a weighted average interest rate of 4.04% and 3.96%, respectively, for the three and six months ended June 30, 2017. At June 30, 2017, the interest rate in effect was 3.97%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2017, approximately $37,750 was available to be drawn by the Company based on these requirements.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

During the three and six months ended June 30, 2017, the Company incurred base management fees of $2,390 and $4,652, respectively. During the three and six months ended June 30, 2016, the Company incurred base management fees of $2,248 and $4,500, respectively.

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

The first component, which is income-based, is calculated and payable quarterly in arrears, and is determined based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”), any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

During the three and six months ended June 30, 2017, the Company incurred performance-based incentive fees of $1,734 and $3,365, respectively. During the three and six months ended June 30, 2016, the Company incurred performance-based incentive fees of $1,609 and $3,300, respectively.

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

During the three and six months ended June 30, 2017, the Company incurred allocated administrative service fees of $158 and $292, respectively. During the three and six months ended June 30, 2016, the Company incurred allocated administrative service fees of $205 and $415, respectively.

Co-investments with Related Parties: At June 30, 2017 and December 31, 2016, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $36 and $27, respectively.

At June 30, 2017 and December 31, 2016, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $452,665 and $243,627, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

The balance of unfunded commitments to extend credit was $476 and $0 as of June 30, 2017 and December 31, 2016, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 - STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received relating to the Company’s distribution reinvestment plan and public offering to purchase shares of the Company’s common stock (net of underwriting discounts and offering costs) for the six months ended June 30, 2017.

	Shares Issued	Price Per Share	Net Proceeds
Quarterly distribution reinvestment plan	14,214	$13.86	$197
June 30, 2017 public offering	2,200,000	13.97	30,296

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2017	2016
Per share data:(1)
Net asset value, beginning of period	$13.63	$13.33

Net investment income	0.73	0.72
Net realized and unrealized gains on investments	0.18	0.03
Net increase in net assets resulting from operations	0.91	0.75

Distributions declared from net investment income	(0.71)	(0.71)
Net asset value, end of period	$13.83	$13.37

Total annualized return based on market value(2)	19.88%	(11.56)%
Total annualized return based on net asset value	13.43%	11.16%
Net assets, end of period	$283,785	$244,717
Per share market value at end of period	$13.37	$10.82
Shares outstanding end of period	20,518,104	18,303,890

Ratios/Supplemental data: (3)
Ratio of expenses before incentive fees to average net assets	8.77%	8.14%
Ratio of incentive fees to average net assets	2.67%	2.70%
Ratio of total expenses to average net assets	11.44%	10.84%
Ratio of net investment income to average net assets	10.69%	10.77%
Portfolio turnover ratio	15.12%	11.85%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 10 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$7,275	$8,129	$16,904	$13,661
Weighted average shares outstanding	18,341,967	18,303,890	18,323,034	18,303,890
Basic and diluted per share net increase in net assets resulting from operations	$0.39	$0.44	$0.91	$0.75

NOTE 11 - SUBSEQUENT EVENTS

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

We use words such as “may,” “might,” “will,” “intends,” “should,” “could,” “can,” “would,” “expects,” “believes,” “estimates,” “anticipates,” “predicts,” “potential,” “plan” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in “Item 1A-Risk Factors” in our annual report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

On June 30, 2017, we completed an offering of 2,200,000 shares of our common stock at a public offering price of $13.97 per share. Our investment adviser agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of shares resulted in net proceeds to us of approximately $30.3 million, which was at or above our net asset value per share at the time of the offering.

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

Our investment activities are managed by H.I.G. WhiteHorse Advisers, LLC, or WhiteHorse Advisers, and are supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under our investment advisory agreement with WhiteHorse Advisers, or the Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or the Administration Agreement, with H.I.G. WhiteHorse Administration, LLC, or WhiteHorse Administration. Under our Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

As of June 30, 2017, our investment portfolio consisted primarily of senior secured loans across 39 positions in 30 companies, with an aggregate fair value of $437.9 million. As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies, with an aggregate fair value of approximately $411.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

Investment Income

Investment income for the three and six months ended June 30, 2017 totaled $14.3 million and $27.9 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2016 of $13.1 million and $26.5 million, respectively. Investment income increased primarily as a result of an increase in the average balance of earning investments as well as an increase in fees earned from such investments. Included in investment income for the three and six months ended June 30, 2017 is $1.0 million and $1.5 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and six months ended June 30, 2016 totaled $0.1 million and $0.7 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $7.3 million and $14.4 million for the three and six months ended June 30, 2017, respectively. This compares to expenses of $6.6 million and $13.3 million for the three and six months ended June 30, 2016, respectively.

Interest expense totaled $2.6 million and $5.0 million for the three and six months ended June 30, 2017, respectively. We incurred interest expense of $2.0 million and $3.9 million for the three and six months ended June 30, 2016, respectively. The increase was due to higher interest rates and the higher spread on our revolving credit facility over the comparable periods during the prior year.

Base management fees totaled $2.4 million and $4.7 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.5 million for the three and six months ended June 30, 2016, respectively.

Performance-based incentive fees totaled $1.7 million and $3.4 million for the three and six months ended June 30, 2017, respectively, and $1.6 million and $3.3 million for the three and six months ended June 30, 2016, respectively. The increases in base management fees and performance-based incentive fees are attributable to increases in total assets and net investment income, respectively.

Administrative fees for the three and six months ended June 30, 2017 totaled $0.2 million and $0.3 million, respectively. This compares to administrative fees of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively.

General and administrative expenses were $0.5 million and $1.1 million for the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.2 million during the three and six months ended June 30, 2016, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

For the three months ended June 30, 2017, we had no realized gains or losses. For the six months ended June 30, 2017 we generated a net realized gain of approximately $23,000. We incurred net realized losses of $1.1 million during each of the three and six months ended June 30, 2016. Realized gains and losses in respective periods related to the opportunistic sales of investments in such periods.

For the three and six months ended June 30, 2017, we generated net unrealized appreciation of $0.3 million and $3.4 million, respectively. For the three and six months ended June 30, 2016, we generated net unrealized appreciation of $2.8 million and $1.6 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three months ended June 30, 2017 related in part to fair value adjustments on our investments in Aretec Group, Inc., Crews of California, Inc. and Grupo HIMA San Pablo, Inc. Net unrealized appreciation during the six months ended June 30, 2017 related in part to fair value increases on our investments in Aretec Group, Inc., Caelus Energy Alaska O3, LLC and Outcome Health, as well as the reversal of prior unrealized depreciation upon the full repayment on our investment in ProPetro Services, Inc., and was partially offset by fair value markdowns on our investments in Crews of California, Inc. and Grupo HIMA San Pablo, Inc.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under our revolving credit facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share. On June 30, 2017, we completed an offering of 2,200,000 shares of common stock at a public offering price of $13.97 per share, which resulted in net proceeds to us of approximately $30.3 million. Our investment adviser agreed to bear a portion of the underwriting discounts and commissions in connection with the offering of shares, such that the issuance of shares was at or above the net asset value per share at the time of the offering. If we were to issue additional shares of our common stock during the next 12 months, we do not intend to issue shares below the then-current net asset value per share.

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

Our operating activities used cash and cash equivalents of $1.0 million during the six months ended June 30, 2017, primarily due to the acquisition of investments. Our financing activities generated cash and cash equivalents of $23.7 million during the six months ended June 30, 2017, primarily from the issuance of common stock and net borrowings under our revolving credit facility, partially offset by the payment of distributions to stockholders.

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

As of June 30, 2017, we had cash and cash equivalent resources of $43.7 million, including $4.0 million of restricted cash. As of the same date, we had approximately $37.7 million undrawn and available under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2016, we had cash and cash equivalent resources of $28.9 million, including $11.9 million of restricted cash. As of the same date, we had approximately $40.0 million undrawn and available under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the terms of the Credit Facility were further amended to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%.

As of June 30, 2017, there were $162.3 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $37.7 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $379.6 million as of June 30, 2017.

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

The Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $235 million, subject to consent from the Lender and other customary conditions.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course - a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the net asset value of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 50%, as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation.

Advances under the Credit Facility are based on the one-month LIBOR plus an annual spread of 2.75%. Interest is payable monthly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100 million. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 29, 2021.

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

Portfolio Investments and Yield

As of June 30, 2017, our investment portfolio consisted primarily of senior secured loans across 39 positions in 30 companies with an aggregate fair value of $437.9 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR). As of June 30, 2017, our portfolio had an average investment size of $11.2 million, with investment sizes ranging from less than $0.5 million to $26.1 million and a weighted average effective yield of 11.9%.

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

For the six months ended June 30, 2017, we invested $86.5 million in new and existing portfolio companies, partially offset by repayments and sales of $65.7 million. Proceeds from sales totaled $9.1 million while repayments included $5.1 million of scheduled repayments and $51.5 million of unscheduled repayments.

For the six months ended June 30, 2016, we invested $41.1 million in new and existing portfolio companies, offset by repayments and sales of $57.7 million. Repayments included $5.8 million of scheduled repayments and $51.9 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	June 30, 2017		December 31, 2016
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$25.1	5.7%	$-	-%

2	361.3	82.5	358.2	87.0

3	51.2	11.7	53.5	13.0

4	0.3	0.1	-	-

5	-	-	-	-

Total Portfolio	$437.9	100.0%	$411.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of June 30, 2017 and December 31, 2016, we had commitments to fund approximately $0.5 million and $0, respectively, of revolving lines of credit or delayed draw facilities. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Distributions

In order to maintain our status as a RIC and to avoid the imposition of corporate-level tax on income, we must distribute dividends to our stockholders each taxable year of an amount generally at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses out of the assets legally available for distribution. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute dividends in respect of each calendar year of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we incurred no U.S. federal income tax.

During the three and six months ended June 30, 2017, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively, for total distributions of $6.5 million and $13.0 million, respectively. During the three and six months ended June 30, 2016, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively, for total distributions of $6.5 million and $13.0 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2017, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2017. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2017 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

We have adopted an “opt out” distribution reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our distribution reinvestment plan. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our distribution reinvestment plan will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2017 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$162.3	$-	$-	$162.3	$-
Senior Notes	30.0	-	-	30.0	-
Total contractual obligations	$192.3	$-	$-	$192.3	$-

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

Valuation of Portfolio Investments

We value our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Recent Accounting Pronouncements

During March 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

During January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. We are currently evaluating the impact that ASU 2017-01 will have on our consolidated financial statements and related disclosures.

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

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact that ASU 2016-15 would have on our consolidated financial statements and related disclosures.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. For public filers that are not emerging growth companies, the guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We believe there will not be a material impact as a result of deferring the adoption of this guidance.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. We are currently evaluating the impact that ASU 2016-01 would have on our consolidated financial statements and related disclosures.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2017 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$5.6	$1.6	$4.0
200	9.7	3.3	6.4
300	13.9	4.9	9.0
400	18.1	6.6	11.5
500	22.2	8.2	14.0

As of June 30, 2017, 98.0% of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 29, 2017, WhiteHorse Credit, the Company’s wholly owned subsidiary, JPMorgan Chase Bank, National Association, as administrative agent and lender, the financial providers party thereto, and the Company, as portfolio manager, amended and restated the terms of the Credit Facility (as amended and restated, the “Second Amended and Restated Loan Agreement”) to, among other things, (i) extend the maturity date from December 23, 2019 to December 29, 2021, (ii) extend the non-call period from December 23, 2017 to June 29, 2019, (iii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iv) reduce the interest rate spread applicable on outstanding borrowings from 2.90% to 2.75%.

This description of the Second Amended and Restated Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the Second Amended and Restated Loan Agreement, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1*	Second Amended and Restated Loan Agreement, dated as of June 29, 2017, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto*
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: August 9, 2017	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2017	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

