Form 10-Q
period 2017-09-30
WhiteHorse Finance, Inc.
filed 2017-11-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐      No      ☒

As of November 6, 2017 the Registrant had 20,531,948 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$404,752	$385,216
Non-controlled affiliate company investments	30,571	26,498
Total investments, at fair value (amortized cost $444,896 and $427,689, respectively)	435,323	411,714
Cash and cash equivalents	37,103	17,036
Restricted cash and cash equivalents	4,808	11,858
Receivables from investments sold	1,562	881
Interest receivable	4,538	3,891
Prepaid expenses and other receivables	36	854
Total assets	$483,370	$446,234

Liabilities
Debt	$181,928	$182,338
Distributions payable	7,284	6,498
Management fees payable	6,518	5,476
Payables for investments purchased	—	995
Accounts payable and accrued expenses	1,604	1,058
Interest payable	488	480
Total liabilities	197,822	196,845

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,518,104 and 18,303,890 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	20	18
Paid-in capital in excess of par	302,724	272,242
Accumulated overdistributed net investment income	(6,300)	(5,423)
Accumulated realized losses on investments	(686)	(842)
Accumulated unrealized depreciation on investments	(10,210)	(16,606)
Total net assets	285,548	249,389
Total liabilities and total net assets	$483,370	$446,234

Number of shares outstanding	20,518,104	18,303,890
Net asset value per share	$13.92	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,235	$12,507	$36,830	$36,633
Fee income	161	683	1,986	1,615
From non-controlled affiliate company investments
Dividend income	628	840	2,068	2,243
Total investment income	13,024	14,030	40,884	40,491

Expenses
Interest expense	2,379	2,050	7,382	5,917
Base management fees	2,481	2,250	7,133	6,749
Performance-based incentive fees	1,487	1,817	4,852	5,116
Administrative service fees	246	134	538	550
General and administrative expenses	481	511	1,571	1,700
Total expenses	7,074	6,762	21,476	20,032
Net investment income	5,950	7,268	19,408	20,459

Realized and unrealized gains (losses) on investments
Net realized gains (losses)
Non-controlled/non-affiliate company investments	133	660	156	(478)
Net realized gains (losses)	133	660	156	(478)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	1,390	1,856	2,323	3,466
Non-controlled affiliate company investments	1,583	(1,190)	4,073	(1,190)
Net change in unrealized appreciation	2,973	666	6,396	2,276
Net realized and unrealized gains on investments	3,106	1,326	6,552	1,798
Net increase in net assets resulting from operations	$9,056	$8,594	$25,960	$22,257

Per Common Share Data
Basic and diluted earnings per common share	$0.45	$0.47	$1.36	$1.22
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	20,518,104	18,303,890	19,062,764	18,303,890

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

					Accumulated	Accumulated
				Accumulated	Realized	Unrealized
	Common Stock		Paid-in	Overdistributed Net	Gains	Appreciation
		Par	Capital in	Investment	(Losses) on	(Depreciation)	Total Net
	Shares	amount	Excess of Par	Income	Investments	on Investments	Assets
Balance at December 31, 2015	18,303,890	$18	$271,679	$(7,419)	$1,176	$(21,402)	$244,052

Net increase in net assets resulting from operations	-	-	-	20,459	(478)	2,276	22,257

Distributions declared	-	-	-	(19,494)	-	-	(19,494)

Balance at September 30, 2016	18,303,890	$18	$271,679	$(6,454)	$698	$(19,126)	$246,815

Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

Stock issued in connection with public offering	2,200,000	2	30,285	-	-	-	30,287

Stock issued in connection with distribution reinvestment plan	14,214	-	197	-	-	-	197

Net increase in net assets resulting from operations	-	-	-	19,408	156	6,396	25,960

Distributions declared	-	-	-	(20,285)	-	-	(20,285)

Balance at September 30, 2017	20,518,104	$20	$302,724	$(6,300)	$(686)	$(10,210)	$285,548

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months
	ended September 30,
	2017	2016
Cash flows from operating activities
Net increase in net assets resulting from operations	$25,960	$22,257
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(540)	(834)
Net realized (gains) losses on investments	(156)	478
Net unrealized appreciation on investments	(6,396)	(2,276)
Accretion of discount	(2,323)	(2,284)
Amortization of deferred financing costs	623	642
Acquisition of investments	(94,783)	(69,610)
Proceeds from principal payments and sales of portfolio investments	80,589	86,983
Net changes in operating assets and liabilities:
Restricted cash and cash equivalents	7,050	(5,913)
Interest receivable	(647)	(559)
Prepaid expenses and other receivables	818	(193)
Receivables from investments sold	(681)	—
Payables for investments purchased	(995)	(2,865)
Management fees payable	1,042	2,063
Accounts payable and accrued expenses	546	(8)
Interest payable	8	385
Net cash provided by operating activities	10,115	28,266

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	30,287	—
Borrowings	102,567	101,505
Repayment of debt	(102,567)	(115,250)
Deferred financing costs	(1,033)	—
Distributions paid to common stockholders, net of distributions reinvested	(19,302)	(19,494)
Net cash provided by (used in) financing activities	9,952	(33,239)

Net change in cash and cash equivalents	20,067	(4,973)
Cash and cash equivalents at beginning of period	17,036	22,769
Cash and cash equivalents at end of period	$37,103	$17,796

Supplemental disclosure of cash flow information:
Interest paid	$6,751	$4,890

Supplemental non-cash disclosures:
Distributions declared	$20,285	19,494
Distributions reinvested	197	-

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC (f/k/a Fluent Acquisition II, LLC)
First Lien Secured Term Loan	L+ 11.50% (0.50% Floor)	12.74% (1.00% PIK)	12/08/20	$25,971	$25,644	$25,971	$9.10%
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+ 12.25% (1.00% Floor)	13.58% (2.25% PIK)	09/15/20	15,202	15,113	15,050	5.27
Outcome Health
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	7.75%	12/22/21	16,241	14,887	16,079	5.63
				57,414	55,644	57,100	20.00
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.81%	02/03/25	18,000	17,668	17,759	6.22

Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	10.57%	05/26/21	12,125	11,818	12,121	4.24
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	11.74%	06/27/19	13,820	13,820	13,752	4.82
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.49%	12/23/21	23,453	23,100	23,336	8.17
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75% (1.00% Floor)	10.99%	02/26/23	7,146	7,033	7,145	2.50
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.50% (1.00% Floor)	9.81%	04/28/22	17,575	17,111	17,089	5.98
Climate Pros, Inc.
First Lien Secured Term Loan	L+ 10.00% (1.00% Floor)	11.32% (1.00% PIK)	02/28/22	3,985	3,915	3,985	1.40
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.81%	09/18/22	8,670	8,547	8,651	3.03
				30,230	29,573	29,725	10.41
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50%	10.74%	09/30/20	8,500	8,330	8,330	2.92

Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	11.28%	08/10/21	13,720	13,262	13,583	4.76
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.23% (1.00% PIK)	11/20/19	17,025	16,886	16,944	5.93
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	12.23% (1.00% PIK)	11/20/19	5,107	5,051	5,082	1.78
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	12.23% (1.00% PIK)	11/20/19	4,934	4,883	4,910	1.72
				40,786	40,082	40,519	14.19

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	10.50%	01/31/18	$14,300	$14,280	$12,474	4.37%
Second Lien Secured Term Loan	N/A	15.75% (2.00% PIK)	07/31/18	1,027	1,020	240	0.08
				15,327	15,300	12,714	4.45
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 10.17% (1.00% Floor)	11.41%	03/17/21	6,000	5,917	6,000	2.10
Internet Software & Services
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.81%	02/02/24	18,000	17,592	17,667	6.19
Investment Banking and Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	9.26%	05/05/22	13,331	13,055	13,198	4.62
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	13.24%	05/05/22	4,938	4,835	4,888	1.71
				18,269	17,890	18,086	6.33
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.24% (2.00% PIK)	01/10/23	4,919	4,817	4,526	1.59
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+ 11.25% (1.00% Floor)	12.49%	01/25/21	4,422	4,400	4,390	1.54
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50% (1.25% Floor)	8.82%	04/15/20	13,000	12,921	10,737	3.76
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.50% (1.00% Floor)	12.83%	12/27/18	25,000	24,876	24,395	8.54
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.23%	04/02/18	12,259	12,175	12,222	4.28
				37,259	37,051	36,617	12.82
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+ 12.00% (0.50% Floor)	13.24%	10/09/20	9,404	9,291	8,968	3.14
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00% (1.25% Floor)	10.25%	07/01/20	19,000	18,903	19,144	6.70
Specialized Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+ 10.25% (1.00% Floor)	11.56%	06/25/20	25,000	24,841	24,797	8.68
Second Lien Secured Revolving Loan	L+ 10.25% (1.00% Floor)	11.56%	06/25/20	5,000	4,968	4,959	1.74
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	11.99%	03/09/22	20,000	19,677	20,000	7.00
				50,000	49,486	49,756	17.42
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.32%	06/15/22	3,500	3,447	3,456	1.21
Total Debt Investments				410,574	404,083	401,848	140.72

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets

Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.) Warrants(4)	N/A	N/A	12/08/25	$187	$-	$243	0.09%

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	-	-	1,544	0.54
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	248	0.09
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	551	0.19
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	138	0.05
				9	-	2,481	0.87
Other Diversified Financial Services
Aretec Group, Inc. (4)(5)(6)	N/A	N/A	N/A	536	20,693	12,329	4.32

Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,242	6.39

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	-	-	180	0.06

Total Equity Investments				20,732	40,813	33,475	11.73

Total Investments				$431,306	$444,896	$435,323	152.45

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually. The 1, 3 and 6-month LIBOR were 1.2%, 1.3% and 1.5%, respectively, as of September 30, 2017.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2016

(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value as a Percentage Of Net Assets
Office Service & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25% (1.00% Floor)	12.25%	1/25/21	$5,000	$4,970	$4,930	1.98%
Oil & Gas Drilling
ProPetro Services, Inc. (4)
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	8,284	8,246	7,189	2.88
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,898	9,939	3.99
Other Diversified Financial Services
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	4/2/18	8,934	8,860	8,904	3.57
Sigue Corporation (4)
Second Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	12/27/18	25,000	24,801	24,200	9.70
				33,934	33,661	33,104	13.27
Research & Consulting Services
Project Time & Cost, LLC (4)
First Lien Secured Term Loan	L+12.00% (0.50% Floor)	12.74%	10/9/20	10,105	9,953	9,845	3.95
Specialized Consumer Services
Pre-Paid Legal Services, Inc. (4)
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20	19,000	18,882	19,000	7.62
Specialized Finance
Golden Pear Funding III, LLC (5)
Second Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	25,000	24,797	24,732	9.92
Second Lien Secured Revolving Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	5,000	4,959	4,947	1.98
Oasis Legal Finance, LLC (5)
Second Lien Secured Term Loan	L+10.75% (1.00% Floor)	11.75%	3/1/22	20,000	19,623	19,650	7.88
				50,000	49,379	49,329	19.78
Trucking
Fox Rent A Car, Inc.
First Lien Secured Term Loan	L+12.00% (0.62% Floor)	12.62%	9/30/17	7,500	7,455	7,410	2.97
Sunteck/TSS Holdings, LLC
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	6/15/22	3,500	3,439	3,454	1.39
				11,000	10,894	10,864	4.35
Total Debt Investments				393,584	386,876	381,108	152.88
Equity Investments
Advertising
IDI, Inc. Warrants (4)	N/A	N/A	12/8/25	-	-	-	-

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2016

(in thousands)

Investment Type (1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal Amount	Amortized Cost	Fair Value	Fair Value as a Percentage Of Net Assets
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	$-	$-	$2,426	0.97%
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	12/31/24	-	-	417	0.17
Pinnacle Management Group, LLC Warrants (4)	N/A	N/A	12/31/24	-	-	871	0.35
RC3 Enterprises, LLC Warrants (4)	N/A	N/A	12/31/24	-	-	232	0.09
				-	-	3,946	1.58
Other Diversified Financial Services
Aretec Group, Inc. (4) (5) (6)	N/A	N/A	N/A	-	20,693	7,505	3.01
Specialized Finance
NMFC Senior Loan Program I LLC Units (5)(6)	N/A	N/A	6/10/19	-	20,120	18,993	7.62
Trucking
Fox Rent A Car, Inc. Warrants (4)	N/A	N/A	N/A	-	-	162	0.06
Total Equity Investments				-	40,813	30,606	12.21
Total Investments				$393,584	$427,689	$411,714	165.09%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the LIBOR, which resets monthly, quarterly or semiannually.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2017

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance, Inc. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”) and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”), and its subsidiary, Bayside Financing S.A.R.L. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies , and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

Income Taxes: The Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, among other requirements, the Company is required to distribute dividends for U.S. federal income tax purposes to its shareholders each taxable year generally of an amount at least equal to 90% of the sum of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company will incur a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain income for preceding years that were not distributed during such years and on which the Company incurred no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2017 and December 31, 2016.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2017 or December 31, 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2013 remain subject to examination by the Internal Revenue Service.

As of September 30, 2017, the cost of investments for federal income tax purposes was $444,953, resulting in net unrealized depreciation of $9,630. This is comprised of gross unrealized appreciation of $6,694 and gross unrealized depreciation of $16,324 on a tax basis as of September 30, 2017.

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

Newly Adopted Accounting Standards: As permitted by Section 7(a)(2)(B) of the Securities Act of 1933, as amended, the Company has elected to defer the adoption of new and revised accounting standards applicable to public companies until they are also applicable to private companies. There are currently no such standards being deferred that will, in management’s opinion, have a material impact on the consolidated financial statements. It is anticipated that the Company will maintain its status as an emerging growth company through December 31, 2017 (the last day of the fiscal year following the fifth anniversary date of the Company’s initial public offering). As a result, the Company will no longer defer the adoption of new and revised accounting standards applicable to public companies subsequent to December 31, 2017.

Recent Accounting Pronouncements: During March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material impact as the Company does not hold any material purchased callable debt securities at a premium.

During January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain types of transactions. The Company is currently evaluating the impact that ASU 2017-01 will have on its consolidated financial statements and related disclosures and does not expect the adoption of this standard to have any material impact on its financial condition, results of operations or cash flows.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company currently presents its restricted cash and changes in its restricted cash separately on its consolidated statements of assets and liabilities and consolidated statements of cash flows, respectively. The Company is currently evaluating the impact that ASU 2016-18 would have on its consolidated financial statements and related disclosures. Since the guidance only affects the presentation of its consolidated statements of cash flows, the Company does not expect this guidance to have any impact on its financial condition or its results of operations.

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments , which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-15 would have on its consolidated financial statements and related disclosures. Since the guidance only affects the presentation of its consolidated statements of cash flows, the Company does not expect this guidance to have any impact on its financial condition or its results of operations.

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force ), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. For public filers that are not emerging growth companies, the guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company does not expect the adoption of this standard to have any material impact on its results of operations or cash flows.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities , which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. Early adoption is permitted for certain provisions. The Company is currently evaluating the impact that ASU 2016-01 would have on its consolidated financial statements and related disclosures and does not expect the guidance to have a material impact as the Company does not hold any investments at amortized cost.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). The amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” All of the guidance issued in conjunction with ASU 2014-09 have the same effective date as the original standard and should be adopted concurrent with the adoption of ASU 2014-09. The application of this guidance, which the Company will adopt for periods beginning after December 15, 2017, is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$229,859	$230,178	$246,909	$245,213
Second lien secured loans	174,224	171,670	139,967	135,895
Equity	40,813	33,475	40,813	30,606
Total	$444,896	$435,323	$427,689	$411,714

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2017		December 31, 2016
Advertising	$57,343	13.17%	$59,214	14.38%
Application Software	17,759	4.08	-	-
Auto Parts & Equipment	12,121	2.78	12,282	2.98
Broadcasting	13,752	3.16	14,776	3.59
Data Processing & Outsourced Services	23,336	5.36	23,370	5.68
Department Stores	7,145	1.64	7,146	1.74
Distributors	-	-	9,875	2.40
Diversified Support Services	29,725	6.83	8,462	2.06
Electronic Equipment & Instruments	-	-	9,523	2.31
Environmental & Facilities Services	8,330	1.91	-	-
Food Retail	43,000	9.88	45,124	10.96
Health Care Facilities	12,714	2.92	36,346	8.83
Integrated Telecommunication Services	-	-	8,841	2.15
Internet Retail	6,000	1.38	5,895	1.43
Internet Software & Services	17,667	4.06	-	-
Investment Banking & Brokerage	18,086	4.15	-	-
IT Consulting & Other Services	4,526	1.04	-	-
Office Services & Supplies	4,390	1.01	4,930	1.20
Oil & Gas Drilling	-	-	7,189	1.75
Oil & Gas Exploration & Production	10,737	2.47	9,939	2.41
Other Diversified Financial Services	48,946	11.24	40,609	9.86
Research & Consulting Services	8,968	2.06	9,845	2.39
Specialized Consumer Services	19,144	4.40	19,000	4.61
Specialized Finance	67,998	15.62	68,322	16.59
Trucking	3,636	0.84	11,026	2.68
Total	$435,323	100.00%	$411,714	100.00%

The portfolio companies underlying the investments are located in the United States. As of each of September 30, 2017 and December 31, 2016, the weighted average remaining term of the Company’s debt investments was approximately 3.4 years and 3.7 years, respectively.

As of September 30, 2017 and December 31, 2016, the Company did not hold any non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2017:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Purchases	Sales	Realized Gain (Loss)	Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at September 30, 2017
Aretec Group, Inc.	Equity	$-	$7,505	$-	$-	$-	$4,824	$12,329
NMFC Senior Loan Program I LLC Units	Equity	2,068	18,993	-	-	-	(751)	18,242
Total		$2,068	$26,498	$-	$-	$-	$4,073	$30,571

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2017 and 2016, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$230,178	$230,178
Second lien secured loans	-	-	171,670	171,670
Equity	-	-	33,475	33,475
Total investments	$-	$-	$435,323	$435,323

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$245,213	$245,213
Second lien secured loans	-	-	135,895	135,895
Equity	-	-	30,606	30,606
Total investments	$-	$-	$411,714	$411,714

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$242,659	$163,288	$31,946	$437,893
Acquisition of investments	-	8,330	-	8,330
Paid-in-kind income	186	28	-	214
Accretion of discount	510	124	-	634
Proceeds from principal payments and sales of portfolio investments	(14,854)	-	-	(14,854)
Net realized gains	133	-	-	133
Net unrealized appreciation (depreciation)	1,544	(100)	1,529	2,973
Fair value, end of period	$230,178	171,670	33,475	435,323
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2017	$1,585	$(100)	$1,529	$3,014

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Acquisition of investments	51,263	43,520	-	94,783
Paid-in-kind income	512	28	-	540
Accretion of discount	1,964	359	-	2,323
Proceeds from principal payments and sales of portfolio investments	(70,921)	(9,668)	-	(80,589)
Net realized gains	133	23	-	156
Net unrealized appreciation	2,014	1,513	2,869	6,396
Fair value, end of period	$230,178	171,670	33,475	435,323
Change in unrealized appreciation on investments still held as of September 30, 2017	$1,448	$1,292	$2,869	$5,609

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$208,600	$163,105	$29,155	$400,860
Funding of investments	8,895	19,600	-	28,495
Non-cash interest income	218	93	-	311
Accretion of discount	751	499	(41)	1,209
Proceeds from principal payments and sales of portfolio investments	(19,658)	(9,000)	(657)	(29,315)
Net realized gains	3		657	660
Net unrealized appreciation (depreciation)	1,773	(1,721)	613	666
Fair value, end of period	$200,582	172,577	29,727	402,886
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2016	$1,797	$(1,696)	$565	$666

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	32,540	37,070	-	69,610
Non-cash interest income	556	278	-	834
Accretion of discount	1,323	1,002	(41)	2,284
Proceeds from principal payments and sales of portfolio investments	(50,808)	(35,518)	(657)	(86,983)
Conversion from debt to equity	-	(7,263)	7,263	-
Net realized (losses) gains	(1,135)	-	657	(478)
Net unrealized appreciation (depreciation)	2,465	(1,188)	999	2,276
Fair value, end of period	$200,582	172,577	29,727	402,886
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2016	$2,115	$(1,143)	$952	$1,924

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$166,702	Discounted cash flows	Discount rate	10.4% – 79.8% (19.1%)
			Exit multiple	2.6x – 8.0x (6.5x)
	63,476	Weighting of discounted cash	Discount rate	9.2% – 15.1% (11.3%)
		flows and consensus pricing	Market quotes	97.1 – 99.8 (98.0)
			Exit multiple	5.0x – 8.0x (5.8x)
$230,178

Second lien secured loans	$89,382	Discounted cash flows	Discount rate	11.7% – 112.2% (15.0%)
			Exit multiple	2.6x – 8.0x (5.4x)
	82,288	Weighting of discounted cash	Discount rate	11.2% – 15.4% (12.7%)
		flows and consensus pricing	Market quotes	87.5 – 101.1 (97.0)
			Exit multiple	5.0x – 9.0x (7.5x)
$171,670

Common Equity	$18,242	Discounted cash flows	Discount rate	11.6%
	12,329	Weighting of discounted cash	Discount rate	24.5%
		flows, market multiple and	Exit multiple	7.0x
		consensus pricing	Market quotes	$30.0/s
$30,571

Warrant	$2,904	Discounted cash flows,	Discount rate	18.5%
		Option-pricing method	Exit multiple	7.0x – 7.5x (7.0x)
			Volatility	18.0% - 25.0% (24.4%)
$2,904

Total Level 3 Investments	$435,323

Investment Type	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$162,078	Discounted cash flows	Discount rate	11.8% - 15.7% (13.3%)
			Exit multiple	5.0x - 16.6x (6.9x)
	83,135	Weighting of discounted cash	Discount rate	8.5% - 23.2% (13.0%)
		flows and consensus pricing	Market quotes	77.3 - 98.9 (92.5)
			Exit multiple	3.5x - 8.0x (5.9x)
	$245,213

Second lien secured loans	$66,549	Discounted cash flows	Discount rate	12.1% - 66.8% (14.6%)
			Exit multiple	2.8x - 4.5x (4.2x)
	69,346	Weighting of discounted cash	Discount rate	11.0% - 19.2% (13.5%)
		flows and consensus pricing	Market quotes	83.8 - 100.0 (95.7)
			Exit multiple	5.0x - 8.5x (6.4x)
	$135,895

Equity	$18,993	Discounted cash flows	Discount rate	11.8%
	7,505	Weighting of discounted cash	Discount rate	20.2%
		flows, market multiple and	Exit multiple	7.0x
		consensus pricing	Market quotes	$14.5/s
	$26,498

Warrants	4,108	Discounted cash flows	Discount rate	18.0% - 25.0% (18.0%)
		Option-pricing method	Exit multiple	6.0x - 16.6x (6.4x)
			Volatility	25.0%
Total Level 3 investments	$411,714

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

The following table presents the amortized cost and fair values of the Company’s borrowings as of September 30, 2017 and December 31, 2016. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”) was estimated using the trailing 10-day volume-weighted average quoted price as of the valuation date.

		September 30, 2017		December 31, 2016
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit Facility	3	$155,000	$156,401	$155,000	$156,786
Senior Notes	2	30,000	30,768	30,000	30,727
		$185,000	$187,169	$185,000	$187,513

NOTE 5 - BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of September 30, 2017, the Company’s asset coverage for borrowed amounts was 254.4%.

Total borrowings outstanding and undrawn as of September 30, 2017, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(3,072)
Total debt net issuance cost			$181,928

Total borrowings outstanding and undrawn as of December 31, 2016, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2019	L+2.90%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(2,662)
Total debt net issuance cost			$182,338

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

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100,000. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $375,606 as of September 30, 2017 as collateral. The Credit Facility has a final maturity date of December 29, 2021. Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2017, the Company had $155,000 in outstanding borrowings and $45,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $155,473 and $167,565 at a weighted average interest rate of 4.01% and 3.98%, respectively, for the three and nine months ended September 30, 2017. At September 30, 2017, the interest rate in effect was 4.07%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2017, approximately $45,000 was available to be drawn by the Company based on these requirements.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently reapproved the Investment Advisory Agreement on August 3, 2017. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

During the three and nine months ended September 30, 2017, the Company incurred base management fees of $2,481 and $7,133, respectively. During the three and nine months ended September 30, 2016, the Company incurred base management fees of $2,250 and $6,749, respectively.

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

During the three and nine months ended September 30, 2017, the Company incurred performance-based incentive fees of $1,487 and $4,852, respectively. During the three and nine months ended September 30, 2016, the Company incurred performance-based incentive fees of $1,817 and $5,116, respectively.

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

During the three and nine months ended September 30, 2017, the Company incurred allocated administrative service fees of $246 and $538, respectively. During the three and nine months ended September 30, 2016, the Company incurred allocated administrative service fees of $134 and $550, respectively.

Co-investments with Related Parties: At September 30, 2017 and December 31, 2016, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $44 and $27, respectively.

At September 30, 2017 and December 31, 2016, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $455,206 and $243,627, respectively.

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

There was no balance of unfunded commitments to extend credit as of both September 30, 2017 and December 31, 2016. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

NOTE 8 - STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received relating to the Company’s distribution reinvestment plan and public offering to purchase shares of the Company’s common stock (net of underwriting discounts and offering costs) for the nine months ended September 30, 2017.

	Shares Issued	Price Per Share	Net Proceeds
Quarterly distribution reinvestment plan	14,214	$13.86	$197
June 30, 2017 public offering	2,200,000	13.97	30,287

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2017	2016
Per share data:(1)
Net asset value, beginning of period	$13.63	$13.33

Net investment income	1.02	1.12
Net realized and unrealized gains on investments	0.34	0.10
Net increase in net assets resulting from operations	1.36	1.22

Distributions declared from net investment income	(1.07)	(1.07)
Net asset value, end of period	$13.92	$13.48

Total annualized return based on market value(2)	28.34%	(6.40)%
Total annualized return based on net asset value	13.10%	12.04%
Net assets, end of period	$258,548	$246,815
Per share market value at end of period	$14.75	$10.93
Shares outstanding end of period	20,518,104	18,303,890

Ratios/Supplemental data: (3)
Ratio of expenses before incentive fees to average net assets	8.39%	8.07%
Ratio of incentive fees to average net assets	2.45%	2.77%
Ratio of total expenses to average net assets	10.84%	10.84%
Ratio of net investment income to average net assets	9.80%	11.07%
Portfolio turnover ratio	18.91%	17.01%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 10 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net increase in net assets resulting from operations	$9,056	$8,594	$25,690	$22,257
Weighted average shares outstanding	20,518,104	18,303,890	19,062,764	18,303,890
Basic and diluted per share net increase in net assets resulting from operations	$0.45	$0.47	$1.36	$1.22

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

As of September 30, 2017, our investment portfolio consisted primarily of senior secured loans across 38 positions in 31 companies, with an aggregate fair value of $435.3 million. As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies, with an aggregate fair value of approximately $411.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

WhiteHorse Advisers or WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

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

Investment Income

Investment income for the three and nine months ended September 30, 2017 totaled $13.0 million and $40.9 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2016 of $14.0 million and $40.5 million, respectively. Investment income for the three-month comparative period decreased primarily as a result of reduced fee income and lower dividend income. Investment income for the nine-month comparative period primarily increased as a result of an increase in the average balance of income-earning investments as well as an increase in fee income. Included in investment income for the three and nine months ended September 30, 2017 is $0.1 million and $1.6 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and nine months ended September 30, 2016 totaled $0.6 million and $1.3 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $7.1 million and $21.5 million for the three and nine months ended September 30, 2017, respectively. This compares to expenses of $6.8 million and $20.0 million for the three and nine months ended September 30, 2016, respectively.

Interest expense totaled $2.4 million and $7.4 million for the three and nine months ended September 30, 2017, respectively. We incurred interest expense of $2.1 million and $5.9 million for the three and nine months ended September 30, 2016, respectively. The increase was primarily related to higher average outstanding balances as well as due to higher interest rates and the higher spread on our revolving credit facility over the comparable periods during the prior year.

Base management fees totaled $2.5 million and $7.1 million for the three and nine months ended September 30, 2017, respectively, and $2.3 million and $6.7 million for the three and nine months ended September 30, 2016, respectively. The increases in base management fees in each of the comparative periods are attributable to increases in total gross assets.

Performance-based incentive fees totaled $1.5 million and $4.9 million for the three and nine months ended September 30, 2017, respectively, and $1.8 million and $5.1 million for the three and nine months ended September 30, 2016, respectively. The decreases in performance-based incentive fees are attributable to decreases in pre-incentive fee net investment income in each of the comparative periods, respectively.

Administrative fees for the three and nine months ended September 30, 2017 totaled $0.2 million and $0.5 million, respectively. This compares to administrative fees of $0.1 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

General and administrative expenses were $0.5 million and $1.6 million for the three and nine months ended September 30, 2017, respectively, and $0.5 million and $1.7 million during the three and nine months ended September 30, 2016, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and nine months ended September 30, 2017 we incurred a net realized gain of $0.1 million and a net realized gain of $0.2 million, respectively. For the three and nine months ended September 30, 2016 we incurred a net realized gain of $0.7 million and a net realized loss of $0.5 million, respectively. Realized gains and losses in respective periods related to the opportunistic sales of investments in such periods.

For the three and nine months ended September 30, 2017, we generated net unrealized appreciation of $3.0 million and $6.4 million, respectively. For the three and nine months ended September 30, 2016, we generated net unrealized appreciation of $0.7 million and $2.3 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three months ended September 30, 2017 related in part to fair value adjustments on our investments in Aretec Group, Inc., Intersection Acquisition, LLC and Grupo HIMA San Pablo, Inc. Net unrealized appreciation during the nine months ended September 30, 2017 related in part to fair value increases on our investments in Aretec Group, Inc., Caelus Energy Alaska O3, LLC and Outcome Health, as well as the reversal of prior unrealized depreciation upon the full repayment on our investment in ProPetro Services, Inc., and was partially offset by fair value markdowns on our investments in Crews of California, Inc., NMFC Senior Loan Program I LLC Units and Grupo HIMA San Pablo, Inc.

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

Our board of directors may decide to issue common stock, such as through at-the-market offerings, direct placements or otherwise, to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share. On June 30, 2017, we completed an offering of 2,200,000 shares of common stock at a public offering price of $13.97 per share, which resulted in net proceeds to us of approximately $30.3 million. Our investment adviser agreed to bear a portion of the underwriting discounts and commissions in connection with the offering of shares, such that the issuance of shares was at or above the net asset value per share at the time of the offering. If we were to issue additional shares of our common stock during the next 12 months, we do not intend to issue shares below the then-current net asset value per share.

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

Our operating activities generated cash and cash equivalents of $10.1 million during the nine months ended September 30, 2017, primarily from cash collected on our net investment income partially offset by net cash deployed for the acquisition of investments. Our financing activities generated cash and cash equivalents of $10.0 million during the nine months ended September 30, 2017, primarily from the issuance of common stock partially offset by the payment of distributions to stockholders.

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

As of September 30, 2017, we had cash and cash equivalent resources of $41.9 million, including $4.8 million of restricted cash. As of the same date, we had approximately $45.0 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2016, we had cash and cash equivalent resources of $28.9 million, including $11.9 million of restricted cash. As of the same date, we had approximately $40.0 million undrawn and available to be drawn under our revolving credit facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

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

As of September 30, 2017, there were $155.0 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $45.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $375.6 million as of September 30, 2017.

As of December 31, 2016, there were $155.0 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $45.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $356.9 million as of December 31, 2016.

The Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $235 million, subject to consent from the Lender and other customary conditions. Prior to December 29, 2020, the minimum required outstanding borrowings under the Credit Facility are $155 million, unless the accordion feature is exercised, at which time the minimum required outstanding borrowings will be $175 million.

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

Portfolio Investments and Yield

As of September 30, 2017, our investment portfolio consisted primarily of senior secured loans across 38 positions in 31 companies with an aggregate fair value of $435.3 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR). As of September 30, 2017, our portfolio had an average investment size of $11.5 million, with investment sizes ranging from less than $0.1 million to $26.0 million and a weighted average effective yield of 11.9%.

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

For the nine months ended September 30, 2017, we invested $94.8 million in new and existing portfolio companies, partially offset by repayments and sales of $80.6 million. Proceeds from sales totaled $10.7 million while repayments included $8.6 million of scheduled repayments and $61.3 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	September 30, 2017		December 31, 2016
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio

1	$-	-%	$-	-%

2	395.0	90.7	358.2	87.0

3	40.1	9.2	53.5	13.0

4	0.2	0.1	-	-

5	-	-	-	-

Total Portfolio	$435.3	100.0%	$411.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of September 30, 2017 and December 31, 2016, we had no commitments to fund revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and nine months ended September 30, 2017, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively, for total distributions of $7.3 million and $20.3 million, respectively. During the three and nine months ended September 30, 2016, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively, for total distributions of $6.5 million and $19.5 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three and nine months ended September 30, 2017, we estimate that distributions to stockholders did not include any return of capital for tax purposes, based on current earnings for the fiscal year ending December 31, 2017. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2017 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2017 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$155.0	$-	$-	$155.0	$-
Senior Notes	30.0	-	30.0	-	-
Total contractual obligations	$185.0	$-	$30.0	$155.0	$-

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2% of the value of our consolidated gross assets and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 6 to the consolidated financial statements.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies , we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse Warehouse and its subsidiary, Bayside Financial Financing S.A.R.L., into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements, which discusses recent accounting pronouncements applicable to us.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2017 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$5.3	$1.6	$3.7
200	9.4	3.1	6.3
300	13.5	4.7	8.8
400	17.6	6.2	11.4
500	21.7	7.8	13.9

As of September 30, 2017, 99.95% of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2016 which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

We are highly dependent on the communications and information systems of WhiteHorse Advisers and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to electrical or telecommunication outages or natural disasters such as earthquakes, tornadoes and hurricanes, could cause disruptions in our activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results, the market price of our securities and our ability to pay dividends and other distributions to our security holders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 9, 2017	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2017	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

