Form 10-K
period 2017-12-31
WhiteHorse Finance, Inc.
filed 2018-03-14
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017 based on the closing price on that date of $13.37 on the NASDAQ Global Select Market was approximately $111.0 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 20,531,948 shares of the registrant’s common stock outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below), and WhiteHorse Finance Warehouse, LLC;
•	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
•	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
•	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“Senior Notes” refer to the $30 million aggregate principal amount of 6.50% senior notes due 2020 issued on July 23, 2013; and
•	“Credit Facility” refers to the $200 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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

General

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to qualify annually for such treatment.

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, and have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also make opportunistic investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of approximately $440.7 million. As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies with an aggregate fair value of approximately $411.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

Available Information

Our address is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Our phone number is (305) 381-6999, and our internet address is www.whitehorsefinance.com. We make available on our website, free of charge, our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. We may publish other information on our website which has not been filed with, or furnished to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

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

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2017, H.I.G. Capital managed approximately $21 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 350 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

Investment Strategy

Our investment strategy is to generate current income and capital appreciation primarily by originating secured loans. We seek to create a broad portfolio consisting of investments generally in the range of $5 million to $25 million primarily in debt securities and loans of U.S. based lower middle market companies. We primarily target borrowers in the United States with enterprise values of $50 million to $350 million across a broad range of industries. The proceeds of our loans are used for a variety of purposes, including refinancings of existing debt, acquisition financing, or working capital to support growth or realignment.

While we focus principally on originating senior secured loans to lower middle market companies that we believe have attractive risk adjusted returns, including first lien and second lien facilities, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We may also invest in assets consistent with our investment strategy indirectly through the acquisitions of interests in other investment companies. We generate current income through the receipt of interest payments, origination and other fees, and dividends. Our typical loans carry a floating interest rate based on LIBOR plus a spread, have a term of three to six years, are secured by all tangible and intangible assets of the borrower and include covenants, monitoring and information rights in favor of the lender.

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

Investment Process Overview

Sourcing.  Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 24 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 350 investment professionals in each of its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 23 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence.  We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G.

Capital has used over the past 24 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

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

Structuring Originations.  Our investment adviser’s team has substantial expertise in structuring and documenting loans originated to lower middle market companies. Our investment adviser works with outside counsel to structure loans with strong creditor protections and contractual controls over borrower operations. Our investment adviser works to obtain extensive operating and financial covenants, detailed reporting requirements, governance rights and board of directors seats to protect our investment while allowing the borrower the necessary flexibility to execute its business plan successfully. We believe that our investment adviser’s extensive experience investing in distressed debt and special situations allows it to anticipate the form of potential restructurings in order to maximize our potential recovery in such an event, and to better structure our loan and credit documentation to protect us from risks identified in the due diligence process. Our investment adviser also evaluates the broader capital structure of the borrower to ensure that we have strong rights as compared to other participants in the borrower’s capital structure.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	—%	$—	—%
2	369.7	83.9	358.2	87.0
3	70.8	16.1	53.5	13.0
4	0.2	0.0	—	—
5	—	—	—	—
Total Portfolio	$440.7	100.0%	$411.7	100.0%

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

Competition

Our primary competitors that provide financing to lower middle market companies include public and private investment funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

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

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value, or NAV, and NAV per share (including the cost and expenses of any independent valuation firms);
•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	the costs of all future offerings of common shares and other securities, and other incurrences of debt;
•	the base management fee and any incentive fee;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director’s fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, such as the allocable portion of overhead under our Administration Agreement, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 3, 2017. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On August 3, 2017, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching its decision to re-approve the Investment Advisory Agreement, our board of directors considered information it received relating to:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on the information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on August 3, 2017, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates are reasonable in relation to the services to be provided and re-approved the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in November 2017. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

Limitation of Liability and Indemnification

The Administration Agreement provides that WhiteHorse Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Administrator, including its members, are not liable to us or any of our stockholders for any act or omission by it or its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Administrator, including its members, in connection with the performance of any of the Administrator’s duties or obligations under the Administration Agreement or otherwise as our administrator, or for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) or losses sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the Administration Agreement. The Administration Agreement also provides for indemnification by us of WhiteHorse Administration and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Administrator for damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by us or our stockholders or in our or our stockholders’ right) arising out of or otherwise based on WhiteHorse Administration’s duties or obligations under the Administration Agreement or otherwise as our administrator, subject to the same limitations and conditions.

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below the then-current NAV per share. We may, however, issue or sell our common stock at a price below the then-current NAV of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the then-current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission, or the CFTC, as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above; except that, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. However, where a business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

WhiteHorse Administration provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse WhiteHorse Administration for its allocated costs in providing such assistance, subject to review and approval by our board of directors, including our independent directors.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

Proxy Voting Records

You may obtain information without charge about how we voted proxies during the most recent 12-month period ended June 30 (1) by making a written request for proxy voting information to: Investor Relations, 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131 or by calling us collect at (305) 381-6999; and (2) on the SEC’S website http://www.sec.gov.

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

We restrict access to non-public personal information about our stockholders to employees of our Investment Adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

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

On July 8, 2014, we received an exemptive relief order from the SEC, or the Exemptive Relief Order, which permits us to participate in negotiated investments with our affiliates, subject to certain conditions, and therefore provides stockholders with access to a broader range of investment opportunities.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner dividends of an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we did not incur any U.S. federal income tax, or the Excise Tax Avoidance Requirement. We intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive at least 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•	diversify our holdings so that at the end of each quarter of the taxable year:
—	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
—	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (together, the Diversification Tests).

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt instruments that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each taxable year a portion of the original issue discount that accrues over the life of the instruments, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount. Recent tax legislation may, pending further regulatory guidance, require us to reserve market discount currently.

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

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us to the extent necessary in order to seek to ensure that we distribute sufficient income in order to avoid the imposition of any material U.S. federal income or excise tax liability.

If we acquire the equity securities of certain non-U.S. entities classified as corporations for U.S. federal income tax purposes that earn at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies,” or PFICs), we could be subject to federal income tax and additional interest charges on “excess distributions” received from such PFICs or gain from the sale of stock in such PFICs, even if all income or gain actually received by us is timely distributed to our stockholders. We would not be able to pass through to our stockholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election could require us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any such taxes and related interest charges.

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year. In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a foreign corporation.

Under recently proposed Treasury Regulations, certain income derived by us from a CFC or PFIC with respect to which we have made a qualified electing fund, or QEF, election would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC only to the extent the CFC or the PFIC makes distributions of that income to us. As such, we may be restricted in our ability to make QEF elections with respect to our holdings in issuers that could be treated as PFICs or implement certain restrictions with respect to any issuers that could be treated as CFCs in order to limit our tax liability or maximize our after-tax return from these investments.

Our functional currency, for U.S. federal income tax purposes, is the U.S. dollar. Under the Code, foreign exchange gains and losses realized by us in connection with certain transactions involving foreign currencies, or payables or receivables denominated in a foreign currency, as well as certain non-U.S. dollar denominated debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, and similar financial instruments are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) also could, under future Treasury regulations, produce income not among the types of “qualifying income” for purposes of the 90% income test.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to mitigate the risk that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities classified as corporations for U.S. federal income tax purposes. Such corporations will be required to incur U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

Failure to Qualify as a RIC

If we were unable to qualify for continued treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides certain relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

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

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our common stock and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Economic Conditions

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which is expected to occur on March 29, 2019. The implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. In addition, the policies of the current U.S. presidential administration, and the impact of such policies on us, are unclear at present. We do not know how long the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Risks Relating to Our Business and Structure

The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. For example, business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. These constraints may hinder our and our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Any failure to operate under these constraints could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, the rules applicable to business development companies could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.

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

Our business model depends to a significant extent upon H.I.G. Capital’s proprietary deal-flow network of informal and unconventional potential deal sources in the lower middle market business community. Any inability of H.I.G. Capital to maintain or develop this network, or the failure of this network to generate investment opportunities, could adversely affect our business.

We depend upon H.I.G. Capital to maintain its extensive, proprietary lower middle market deal sourcing network, and we expect to rely to a significant extent upon this network to provide us with investment opportunities. This network of informal and unconventional deal sources in the lower middle market business community includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. If H.I.G. Capital fails to maintain such sourcing network, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom H.I.G. Capital has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

If our Investment Adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow our business. This depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of H.I.G. Capital’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of H.I.G. Capital who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies. These and other demands on their time could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could slow our rate of investment. Any failure to manage our business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A number of entities continue to compete with us to make investments in lower middle market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Additionally, as competition for investment opportunities has increased, alternative investment vehicles, such as hedge funds and collateralized loan obligations, have invested in lower middle market companies. As a result of these new entrants, competition for investment opportunities in lower middle market companies has intensified. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

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

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement for a RIC is satisfied if we distribute 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, each taxable year as dividends for U.S. federal income tax purposes to our stockholders. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to be subject to tax as a RIC. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility or otherwise, we may fail to qualify to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid lower middle market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our returns will be reduced by any corporate income tax that our subsidiaries pay.

We may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may result in our being subject to additional state, local or foreign income, franchise, withholding or other tax liabilities.

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

We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on December 29, 2020, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if we do not meet certain coverage tests under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility.

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

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below the then-current NAV per share. We may, however, issue or sell our common stock, at a price below the then-current NAV of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the then-current NAV of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also conduct rights offerings at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

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

If the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our Investment Adviser.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% or such other percentage as is specified in the 1940 Act. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility and the Senior Notes or obtain other credit at all or on terms acceptable to us.

In addition, the terms governing the Credit Facility and the Senior Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2017, assuming various annual returns, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	(18.5)%	(10.8)%	(3.1)%	4.5%	12.2%

(1)	Assumes $485.5 million in total assets, $185.0 million in debt outstanding and $287.0 million in net assets as of December 31, 2017, and an average cost of funds of 4.4%, which is our weighted average borrowing cost as of December 31, 2017.

Based on our outstanding indebtedness of $185.0 million as of December 31, 2017 and an average cost of funds of 4.01% and 6.5%, which were the effective annualized interest rates of the Credit Facility and Senior Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.9% to cover annual interest payments on our outstanding indebtedness.

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

We may apply, but may not be approved, for an SBIC license.

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

Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.

Since we are using debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC, unless we register with the CFTC as a commodity pool operator.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income. An increase in interest rates may decrease the value of any investments we hold which earn fixed interest rates and also may increase our interest expense, thereby decreasing our net income, and also may make investments in our common stock less attractive if we are not able to increase our distribution rate, which may reduce the market value of our common stock.

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In December 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published three proposed reference rates as alternatives to LIBOR. The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018. At this time, it is not possible to predict the effect of the FCA’s announcement, the Federal Reserve Board’s notice, other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined.

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

The members of our investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of our investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates, including entities that may raise additional capital from time to time. These other investment funds, accounts or investment vehicles may have different fee and expense arrangements, including requirements to share or offset certain fees from portfolio companies, than those paid by us to the Investment Adviser. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Investment Adviser. Our Investment Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act, including the Exemptive Relief Order, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our Investment Adviser’s allocation policy provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.

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

In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our Investment Adviser will depend, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the Investment Adviser and the payment of such incentive fees. Therefore, investors who acquire shares of our common stock may pay indirectly to our Investment Adviser incentive fees in respect of income or capital gains that were received by or paid to us prior to such investor becoming a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith under our valuation policies and procedures. In connection with that determination, investment professionals from our Investment Adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors have an indirect pecuniary interest in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our consolidated gross assets.

We have conflicts related to other arrangements with our Investment Adviser or its affiliates.

We have entered into the License Agreement with an affiliate of H.I.G. Capital under which H.I.G. Capital has granted us a non-exclusive, royalty-free license to use the name “WhiteHorse”. In addition, we pay to WhiteHorse Administration our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. The Exemptive Relief Order permits us to participate in negotiated investments with our affiliates that would otherwise be prohibited by the 1940 Act, subject to certain conditions. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered to be our affiliates under the 1940 Act.

We may invest alongside other clients of our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, the terms of our Exemptive Relief Order, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of H.I.G. Capital and our Investment Adviser. Under this allocation policy, a fixed calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically approved by our Investment Adviser and reviewed by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Investment Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that, except as may otherwise be provided by the Exemptive Relief Order, allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

The Exemptive Relief Order permits greater flexibility to negotiate the terms of co-investments and requires our board of directors to determine that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. See “Certain Relationships and Related Transactions, and Director Independence.” We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

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

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” all of our investments (other than cash and cash equivalents) are classified as Level 3 under Financial Accounting

Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of several independent service providers to periodically review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our NAV through increased net unrealized depreciation.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio, and therefore creating a challenging environment in which to raise debt and equity capital. As a business development company, we are generally not able to issue additional shares of common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions, as well as interpretations or directives from the U.S. presidential administration and others in the executive branch, that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

In particular, the scope of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. The U.S. presidential administration and certain members of Congress have indicated an intent to amend or repeal portions of the Dodd-Frank Act, which may create regulatory uncertainty in the near term. While the impact of the Dodd-Frank Act on us and our portfolio companies is subject to continuing uncertainty, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, and potential repeals thereof, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In that regard, significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law on December 22, 2017. The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and our portfolio companies is uncertain.

Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to or repeal of the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K and may shift our investment focus from the areas of expertise of our Investment Adviser to other types of investments in which our Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act, generally we are not permitted to incur indebtedness or issue preferred stock unless immediately after such borrowing or issuance we have an asset coverage for total borrowings and preferred stock of at least 200% (i.e. the amount of debt together with such preferred stock may not exceed 50% of the value of our assets). A covenant in the indenture under which the Senior Notes are issued, or the Indenture, requires us to comply with the leverage limit in the 1940 Act, but would enable us to increase our leverage with stockholder approval if the law changes. Legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur and increase the amount of preferred stock that business development companies may issue. As a result, we may be able to incur additional indebtedness in the future and, therefore, risks associated with an investment in us or in the Senior Notes may increase.

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

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect or will take effect in both the United States and in the European Union may adversely affect certain amendments to or new issuances by the Credit Facility and may adversely affect or prevent us from entering into any future securitization transaction. The impact of these risk retention rules on the loan securitization market are uncertain, and such rules may cause an increase in our cost of funds under or may prevent us from completing any future securitization transactions or certain amendments to or new issuances by our existing debt securitizations.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act, and related rules and regulations of the SEC. Our independent registered public accounting firm must audit this report, pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

We depend on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to electrical or telecommunication outages or natural disasters such as earthquakes, tornadoes and hurricanes, could cause disruptions in our activities. In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources. These attacks, which may include cybersecurity incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results, the market price of our securities and our ability to pay dividends and other distributions to our security holders.

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

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” or “unitranche” senior secured loans, (4) mezzanine loans and (5) to a lesser extent, selected equity co-investments in lower middle market companies. We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

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

We are subject to risks associated with lower middle market companies.

Investing in lower middle market companies involves a number of significant risks, including:

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing the Credit Facility or other agreements, we do not have fixed guidelines for diversification, and our investments are and could be concentrated in relatively few portfolio companies.

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

Like many businesses in Puerto Rico, our portfolio company Grupo HIMA San Pablo, Inc., or Grupo HIMA, has been adversely affected by Puerto Rico’s troubled economy, including high unemployment, population decline and high government debt. Grupo HIMA’s management engaged an adviser to explore financing and strategic options designed to improve its finances and operations. We are monitoring the status of Grupo HIMA’s operations and the impact of this strategic review on our investments in a first lien senior secured loan and second lien secured loan issued by Grupo HIMA. As of December 31, 2017, the fair value of our investment in the first lien senior secured loan was approximately $12.4 million, and the fair value of our investment in the second lien secured loan was approximately $0.2 million.

Our investments in the health care sector face considerable uncertainties including substantial regulatory challenges.

As of December 31, 2017, our investments in portfolio companies that operate in the health care sector represented 2.87% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care, including Grupo HIMA, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

Companies engaged in health care often must obtain and maintain regulatory approvals to market certain products, change prices for certain regulated products and consummate some acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain such approvals could reduce revenue or increase costs. Local, state and federal policy changes, such as the government’s expanding role in health care and federal health care reform initiatives involving alternative assessments and tax increases specific to the health care industry or products, could fundamentally change the dynamics of the health care industry. In addition, insurance company and other reimbursement rates may be subject to change, often with little notice, and decreases in such rates could materially adversely affect the value of the health care companies in our portfolio.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

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

We generally intend to invest a portion of our capital in first lien, second lien, unitranche and mezzanine loans and, to a lesser extent, equity securities of U.S. lower middle market companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to use for repaying its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of such senior debt. Under a typical inter-creditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

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

Risks Related to the Credit Facility

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

Credit or market value deterioration in our portfolio companies will harm our operating results.

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

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings under the Credit Facility and to make distributions to us in the ordinary course — a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the NAV of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 50%, as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation. If either of these coverage tests is not met on a compliance date, then WhiteHorse Credit may sell portfolio investments or apply cash until such coverage tests are satisfied. If we fail to receive cash from WhiteHorse Credit, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

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

Risks Relating to an Investment in our Debt Securities

The Senior Notes are unsecured and therefore effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Senior Notes mature on July 31, 2020 and bear interest at an annual rate of 6.50%. The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Senior Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Senior Notes.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Senior Notes.

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

We may choose to redeem the Senior Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Senior Notes. If prevailing rates are lower at the time of redemption, holders would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Senior Notes being redeemed. Our redemption right also may adversely impact holders’ ability to sell the Senior Notes as the optional redemption date or period approaches. If we choose to redeem the Senior Notes prior to the date of maturity on July 31, 2020, we will need to obtain sufficient liquidity, through available cash, refinancing of our existing indebtedness or otherwise, to repay the principal on the Senior Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Senior Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, the Indenture or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Senior Notes, and substantially decrease the market value of the Senior Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to the Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the Senior Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of

30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest as well as (beginning January 1, 2019) payments made upon maturity, redemption, or sale of the Senior Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Senior Notes.

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

Risks Relating to an Investment in our Common Stock

We may obtain the approval of our stockholders to issue shares of our common stock at prices below the then-current NAV per share of our common stock. If we receive such approval from stockholders in the future, we may issue shares of our common stock at a price below the then current NAV per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our NAV per share.

We may seek to obtain the approval of our stockholders, and they may approve a proposal that authorizes us, to issue shares of our common stock at prices below the then-current NAV per share of our common stock in one or more offerings for a twelve-month period. Such approval would allow us to access the capital markets in a way that we are typically unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act.

Any sale or other issuance of shares of our common stock at a price below NAV per share will result in an immediate dilution to your interest in our common stock and a reduction of our NAV per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our NAV per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our NAV per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we make at a price below our then-current NAV in the future in a prospectus supplement issued in connection with any such offering.

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

Shares of closed-end investment companies, including business development companies, often trade at a discount to their NAV.

Shares of closed-end investment companies, including business development companies, may trade at a discount from NAV. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common stock will trade at, above or below NAV.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If the amount of any distribution exceeds the sum of our investment company taxable income, determined without regard to any deduction for distributions paid, and net capital gains, if any, then all or a portion of such distribution could constitute a return of capital to stockholders rather than dividend income for tax purposes. A return of capital is a return to investors of a portion of their original investment in the company rather than income or capital gains. A return of capital will have the effect of reducing a stockholder’s basis in its shares of common stock, which may, if such stockholder sells or otherwise disposes such stock at a price greater than its then-current basis, result in a higher taxable gain to such stockholder at the time of sale.

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

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

Our stockholders could experience dilution in their ownership percentage if they do not participate in our distribution reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our distribution reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our distribution reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement, we may declare a large portion of a dividend in shares of our common stock instead of in cash. Historically, we have not declared any portion of our dividends in shares of our common stock. As long as at least 20% of such dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, including by any selling stockholders, or the availability of such common stock for sale, whether or not actually sold, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

If we issue preferred stock, debt securities or convertible debt securities, the NAV and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in NAV would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our NAV per share, then you will experience an immediate dilution of the aggregate NAV of your shares.

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

In addition, if the subscription price is less than the NAV per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate NAV of their shares as a result of the offering. The amount of any decrease in NAV is not predictable because it is not known at this time what the subscription price and NAV per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

These dilutive effects may be exacerbated if we were to conduct multiple subscription rights offerings, particularly if such offerings were to occur over a short period of time. In addition, subscription rights offerings and the prospect of future subscription rights offerings may create downward pressure on the secondary market price of our common stock due to the potential for the issuance of shares at a price below our NAV, without a corresponding change to our NAV.

Risks Relating to Our Offerings

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification or ability to be subject to tax as a RIC or qualification as a business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of WhiteHorse Advisers’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and
•	loss of a major funding source or an event of default under a material financing contract.

See “Risks Relating to an Investment in our Common Stock” above for additional risks you should carefully consider before deciding to invest in shares of our common stock.

We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.

We are a holding company and fund a majority of our investments through wholly-owned subsidiaries, and a majority of the assets that we hold directly are the equity interests in such subsidiaries. We depend upon the cash flow from our subsidiaries and the receipt of funds from them, any of which may be subject to restriction or limitations based on the organizational documents of the subsidiaries and the agreements governing the debt of any such subsidiary. In addition, because we are a holding company, any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries. In the event that one of our subsidiaries becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, its assets will be used first to satisfy the claims of its creditors. Consequently, any claim by us or our creditors, including holders of any debt securities that we may issue, against any subsidiary will be structurally subordinated to all of the claims of the creditors of such subsidiary. We cannot assure security holders that they will receive any payments required to be made under the terms of any debt securities that we may issue, dividends or other distributions.

Holders of preferred stock that we issue, if any, would have the right to elect members of the board of directors and have class voting rights on certain matters.

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

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” The following table sets forth, for each full fiscal quarter since January 1, 2016, the NAV per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our NAV per share and quarterly distributions per share.

		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Declared Distributions
Period	NAV(1)	High	Low
Fiscal year ending December 31, 2018
First Quarter (through March 13, 2018)	N/A	$13.36	$10.99	N/A	N/A	$0.355
Fiscal year ended December 31, 2017
Fourth Quarter	$13.98	$15.04	$13.42	7.6%	(4.0)%	$0.355
Third Quarter	13.92	14.90	13.15	7.1	(5.5)	0.355
Second Quarter	13.83	14.65	13.30	5.9	(3.8)	0.355
First Quarter	13.80	13.86	12.22	0.5	(11.4)	0.355
Fiscal year ended December 31, 2016
Fourth Quarter	$13.63	$12.61	$10.40	(7.5)%	(23.7)%	$0.355
Third Quarter	13.48	12.07	10.89	(10.5)	(19.2)	0.355
Second Quarter	13.37	10.98	9.81	(17.9)	(26.6)	0.355
First Quarter	13.28	12.25	9.38	(7.8)	(29.4)	0.355

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that shares of our common stock will trade at a discount or premium to NAV is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether shares of our common stock will trade at, above or below NAV in the future.

The last reported closing market price of our common stock on March 13, 2018 was $12.94 per share. As of March 9, 2018, we had 15 stockholders of record.

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

The following table lists the quarterly distributions per share declared for each full fiscal quarter since January 1, 2016.

	Payment Dates	Distributions Declared
Record Dates		Per Share	Dollar amount (in thousands)
Fiscal year ended December 31, 2017(1)
December 18, 2017	January 2, 2018	$0.355	$7,288
September 18, 2017	October 3, 2017	0.355	7,284
June 19, 2017	July 6, 2017	0.355	6,503
March 27, 2017	April 3, 2017	0.355	6,498
Total		$1.420	$27,573
Fiscal year ended December 31, 2016(2)
December 20, 2016	January 3, 2017	$0.355	$6,498
September 19, 2016	October 3, 2016	0.355	6,498
June 20, 2016	July 6, 2016	0.355	6,498
March 21, 2016	April 4, 2016	0.355	6,498
Total		$1.420	$25,992

(1)	For foreign stockholders, 100.00% of distributions from ordinary income qualify as interest-related dividends.
(2)	For foreign stockholders, 98.98% of distributions from ordinary income qualify as interest-related dividends

We maintain an “opt out” distribution reinvestment plan for our common stockholders. If we declare a dividend or other distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the distribution reinvestment plan so as to receive cash distributions. As a result, stockholders that do not participate in the distribution reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the NAV of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or dilution would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to a stockholder.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2017 with that of the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013, and has been derived from our financial statements that were audited by Crowe Horwath LLP, an independent registered public accounting firm.

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$54,804	$53,849	$47,074	$37,546	$37,617
Base management fees, net of fees waived	9,508	8,990	8,560	7,110	4,811
Performance-based incentive fees	6,553	6,755	4,323	3,387	4,800
All other expenses	12,531	11,093	13,436	10,048	8,696
Net investment income	26,212	27,011	20,755	17,001	19,310
Net realized (gains) losses on investments	108	(478)	(379)	(64)	—
Net change in unrealized appreciation (depreciation) on investments	8,128	4,796	(23,204)	2,607	(280)
Net increase (decrease) in net assets resulting from operations	34,448	31,329	(2,828)	19,544	19,030
Per share data:
Net asset value	13.98	13.63	13.33	15.04	15.16
Net investment income	1.36	1.48	1.36	1.13	1.29
Net realized gains (losses) on investments	0.01	(0.02)	(0.02)	—	—
Net change in unrealized (depreciation) appreciation on investments	0.40	0.26	(1.45)	0.17	(0.02)
Net increase (decrease) in net assets resulting from operations	1.77	1.72	(0.18)	1.30	1.27
Per share distributions declared	1.42	1.42	1.42	1.42	1.42
Dollar amount of distributions declared	27,573	25,992	22,455	21,276	21,257
Balance Sheet data at period end:
Investments, at fair value	440,680	411,714	415,343	403,500	272,439
Cash and cash equivalents	35,219	17,036	22,769	11,647	92,905
Restricted cash and cash equivalents	3,717	11,858	—	4,495	3,078
Other assets	5,915	5,626	3,599	7,200	5,731
Total assets	485,531	446,234	441,711	426,842	374,153
Total liabilities	198,579	196,845	197,659	201,484	147,151
Total net assets	286,952	249,389	244,052	225,358	227,002
Other data:
Weighted average effective yield on income producing investments(1)	11.9%	11.8%	11.8%	11.3%	11.8%
Number of portfolio investments at period end	43	37	35	37	21

(1)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of income producing investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 30, 2017, we completed an offering of 2,200,000 shares of our common stock at a public offering price of $13.97 per share. Our Investment Adviser agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of shares resulted in net proceeds to us of approximately $30.3 million, which was at or above our NAV per share at the time of the offering.

We are a direct lender targeting debt investments in privately held, lower middle market companies located in North America. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on LIBOR plus a spread and have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of approximately $440.7 million. As of December 31, 2016, our investment portfolio consisted primarily of senior secured loans across 37 positions in 29 companies with an aggregate fair value of approximately $411.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our NAV and NAV per share (including the costs and expenses of independent valuation firms);
•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	the costs of all future offerings of common shares and other securities, and other incurrences of debt;
•	the base management fee and any incentive fee;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;

•	taxes;
•	independent directors’ fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

Whitehorse Advisers or WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

Recent Developments

On March 12, 2018, we announced that our board of directors declared a distribution of $0.355 per share of our common stock, payable on April 2, 2018 to stockholders of record as of March 26, 2018.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015

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

Investment Income

Investment income for the years ended December 31, 2017, 2016 and 2015, respectively, totaled $54.8 million, $53.8 million and $47.1 million and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of $2.9 million, $2.3 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Non-recurring fee income for the years ended December 31, 2017, 2016 and 2015 totaled $2.4 million, $1.8 million and $1.6 million, respectively. Investment income excluding fee income increased due to larger investment portfolio balances, offset partially by the impact of spread compression. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources.

Operating Expenses

Expenses were $28.6 million, $26.8 million and $26.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Interest expense totaled $9.8 million, $8.2 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Base management fees and performance-based incentive fees totaled $9.5 million and $6.6 million, respectively, for the year ended December 31, 2017, $9.0 million and $6.8 million, respectively, for the year ended December 31, 2016, and $8.6 million and $4.3 million, respectively, for the year ended December 31, 2015. Base management fees increased year over year due to the increase in total assets.

Administrative service fees totaled approximately $0.7 million, $0.7 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Administrative services fees for the year ended December 31, 2016, decreased compared to December 31, 2015, primarily due to the departure of the Company's then Chief Financial Officer in the third quarter of 2016.

Net Realized and Unrealized Gains and Losses on Investments

We incurred a net realized gain on investments of $0.1 million for the year ended December 31, 2017 and incurred net realized losses on investments of $0.5 million and $0.4 million, respectively, for the years ended December 31, 2016 and 2015.

We generated net unrealized appreciation of $8.1 million, net unrealized appreciation of $4.8 million and net unrealized depreciation of $23.2 million, respectively, for the years ended December 31, 2017, 2016 and 2015, due to credit related adjustments, which caused changes in fair value, and the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years. The increase in unrealized appreciation on investments during the year ended December 31, 2017 was primarily attributable to fair value increases in our investments in Aretec Group, Inc., Caelus Energy Alaska O3, LLC, as well as the reversal of prior unrealized depreciation upon the full repayment on our investment in ProPetro Services, Inc. This was partially offset by fair value markdowns in our investments in Crews of California, Inc. and Outcome Health. The increase in net unrealized appreciation on investments during the year ended December 31, 2016 was primarily attributable to increases in the recognition of unrealized gains in our investments in Crews of California, Inc. and Securus Technologies Holdings, Inc., partially offset by the recognition of unrealized loss in our investment in Grupo HIMA San Pablo, Inc. The increase in net unrealized depreciation on investments for the year ended December 31, 2015 was primarily attributable to the recognition of unrealized loss in our investment in RCS Capital Corporation during the fourth quarter of 2015.

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

Comparison of the Years Ended December 31, 2017, December 31, 2016 and December 31, 2015

Our operating activities generated cash and cash equivalents of approximately $7.2 million during the year ended December 31, 2017, primarily from cash collected on our net investment income partially offset by net cash deployed for the acquisition of investments. Our financing activities generated cash and cash equivalents of approximately $2.9 million during the year ended December 31, 2017, primarily from the issuance of common stock partially offset by the payment of distributions to stockholders.

Our operating activities generated cash and cash equivalents of approximately $34.1 million during the year ended December 31, 2016, primarily from the net proceeds from principal repayments and sale of portfolio investments. Our financing activities used cash and cash equivalents of approximately $28.0 million during the year ended December 31, 2016, primarily for the payment of distribution to stockholders.

Our operating activities used cash and cash equivalents of approximately $9.0 million during the year ended December 31, 2015, primarily for the net acquisitions of investments. Our financing activities generated cash and cash equivalents of approximately $15.6 million during the year ended December 31, 2015, primarily from the issuance of common stock, partially offset by the payment of distributions to stockholders.

As of December 31, 2017, we had cash and cash equivalent resources, including restricted cash, of $38.9 million. As of the same date, we had $45.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

As of December 31, 2016, we had cash and cash equivalent resources, including restricted cash, of $28.9 million. As of the same date, we had $45.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Capital Raises

On June 30, 2017, we completed an offering of 2,200,000 shares of our common stock at a public offering price of $13.97 per share. Our investment adviser agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of shares resulted in net proceeds to us of approximately $30.3 million, which was at or above our NAV per share at the time of the offering.

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

Credit Facility

On December 23, 2015, WhiteHorse Credit entered into a $200 million revolving credit and security agreement the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%.

As of December 31, 2017, there was $155 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $45 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $376.1 million as of December 31, 2017.

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

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course - a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the NAV of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 50%, as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation.

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

Senior Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of Senior Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes are currently redeemable at our option and mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL”.

Distributions

During each of the years ended December 31, 2017, 2016 and 2015, we declared distributions of $1.42 per share for total distributions of $27.6 million, $26.0 million and $22.5 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the year ended December 31, 2017, distributions to stockholders did not include a return of capital, but did include approximately $0.9 million relating to long-term capital gains, for tax purposes. For the year ended December 31, 2016, distributions to stockholders did not include a return of capital for tax purposes. For the year ended December 31, 2015, distributions to stockholders included a return of capital of $0.8 million for tax purposes.

The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of $440.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR). As of December 31, 2017, our portfolio had an average investment size of $10.2 million, with investment sizes ranging from less than $0.1 million to $25.7 million and a weighted average effective yield of 11.9%.

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

For the year ended December 31, 2017, we invested $137.6 million in new and existing portfolio companies, offset by repayments and sales of $120.6 million. Proceeds from sales totaled $11.7 million while repayments included $25.9 million of scheduled repayments and $83.0 million of unscheduled repayments.

For the year ended December 31, 2016, we invested $121.5 million in new and existing portfolio companies, offset by repayments and sales of $133.7 million. Repayments included $23.4 million of scheduled repayments and $110.3 million of unscheduled repayments.

For the year ended December 31, 2015, we invested $167.7 million in new and existing portfolio companies, offset by repayments and sales of $135.0 million. Proceeds from sales totaled $38.3 million and repayments included $14.7 million of scheduled repayments and $82.0 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	December 31, 2017		December 31, 2016
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$—	—%	$—	—%
2	369.7	83.9	358.2	87.0
3	70.8	16.1	53.5	13.0
4	0.2	0.0	—	—
5	—	—	—	—
Total Portfolio	$440.7	100.0%	$411.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2017, we had commitments to fund approximately $6.4 million of revolving lines of credit or delayed draw facilities. As of December 31, 2016, we had no commitments to fund revolving lines of credit or delayed draw facilities to our portfolio companies. During the year ended December 31, 2016, we funded commitments of $14.0 million that were outstanding as of December 31, 2015. During the year ended December 31, 2015, we funded commitments of $10.8 million that were outstanding as of December 31, 2014.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2017 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit facility	$155.0	$—	$—	$155.0	$—
Senior notes	30.0	—	30.0	—	—
Total contractual obligations	$185.0	$—	$30.0	$155.0	$—

As of December 31, 2017, we had $45.0 million of unused borrowing capacity under the Credit Facility.

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

We depend on the communications and information systems and policies of WhiteHorse Advisers and its affiliates as well as certain third-party service providers to monitor and prevent cybersecurity incidents. Our board of directors and management periodically review and assess the effectiveness of such communications and information systems and policies.

Impact of Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. We are currently assessing the impact of this new legislation on us, our stockholders and our portfolio companies.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit and WhiteHorse Warehouse into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Due to the nature of our strategy, our portfolio includes relatively illiquid investments that are privately held. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value may differ materially from the values that would have been used if a ready market for these investments existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realize upon the disposal of such investments.

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

Assuming that the consolidated statement of financial condition as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$5,531	$1,550	$3,981
200	9,721	3,100	6,621
300	13,911	4,650	9,261
400	18,102	6,200	11,902
500	22,292	7,750	14,542

As of December 31, 2017, 99.94% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors
of WhiteHorse Finance, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the consolidated financial highlights for each of the five years in the period then ended (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

As a result of affiliated fund relationships, we have served as auditor since 2006.

New York, New York
March 14, 2018

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$404,434	$385,216
Non-controlled affiliate company investments	36,246	26,498
Total investments, at fair value (amortized cost $448,522 and $427,689, respectively)	440,680	411,714
Cash and cash equivalents	35,219	17,036
Restricted cash and cash equivalents	3,717	11,858
Interest receivable	4,947	3,891
Receivables from investments sold	783	881
Prepaid expenses and other receivables	185	854
Total assets	$485,531	$446,234
Liabilities
Debt	$182,122	$182,338
Distributions payable	7,289	6,498
Management fees payable	7,848	5,476
Payables for investments purchased	—	995
Interest payable	527	480
Accounts payable and accrued expenses	701	1,058
Advances received from unfunded credit facilities	92	—
Total liabilities	198,579	196,845
Commitments and contingencies (See Note 7)
Net assets
Common stock, 20,531,948 and 18,303,890 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	20	18
Paid-in capital in excess of par	302,292	272,242
Accumulated overdistributed net investment income	(6,784)	(5,423)
Accumulated net realized losses on investments	(734)	(842)
Accumulated net unrealized depreciation on investments	(7,842)	(16,606)
Total net assets	286,952	249,389
Total liabilities and total net assets	$485,531	$446,234
Number of shares outstanding	20,531,948	18,303,890
Net asset value per share	$13.98	$13.63

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2017	2016	2015
Investment income
From non-controlled/non-affiliate company investments
Interest income	$49,233	$48,649	$42,380
Fee income	2,858	2,290	1,894
From non-controlled affiliate company investments
Dividend income	2,713	2,910	2,800
Total investment income	54,804	53,849	47,074
Expenses
Interest expense	9,811	8,188	9,970
Base management fees	9,508	8,990	8,560
Performance-based incentive fees	6,553	6,755	4,323
Administrative service fees	696	684	1,140
General and administrative expenses	2,024	2,221	2,326
Total expenses, before fees waived	28,592	26,838	26,319
Base management fees waived	—	—	—
Total expenses, net of fees waived	28,592	26,838	26,319
Net investment income	26,212	27,011	20,755
Realized and unrealized gains (losses) on investments
Net realized gains (losses)
Non-controlled/non-affiliate company investments	108	(478)	(379)
Net realized gains (losses)	108	(478)	(379)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(1,620)	5,767	(23,404)
Non-controlled affiliate company investments	9,748	(971)	200
Net change in unrealized appreciation (depreciation)	8,128	4,796	(23,204)
Net realized and unrealized gains (losses) on investments	8,236	4,318	(23,583)
Net increase (decrease) in net assets resulting from operations	$34,448	$31,329	$(2,828)
Per Common Share Data
Basic and diluted earnings (loss) per common share	$1.77	$1.72	$(0.18)
Dividends and distributions declared per common share	$1.42	$1.42	$1.42
Basic and diluted weighted average common shares outstanding	19,433,003	18,303,890	15,319,510

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Over Distributed Net Investment Income	Accumulated Net Realized (Losses) Gains on Investments	Accumulated Net Unrealized (Depreciation) Appreciation on Investments	Total Net Assets
	Shares	Par amount
Balance at December 31, 2014	14,982,857	$15	$228,731	$(5,918)	$728	$1,802	$225,358
Stock issued in connection with distribution reinvestment plan	3,321,033	3	43,974	—	—	—	43,977
Net increase (decrease) in net assets resulting from operations	—	—	—	20,755	(379)	(23,204)	(2,828)
Distributions declared	—	—	—	(22,455)	—	—	(22,455)
Tax reclassification of stockholders’ equity	—	—	(1,026)	199	827	—	—
Balance at December 31, 2015	18,303,890	18	271,679	(7,419)	1,176	(21,402)	244,052
Stock issued in connection with rights offering	—	—	—	—	—	—	—
Stock issued in connection with distribution reinvestment plan	—	—	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations	—	—	—	27,011	(478)	4,796	31,329
Distributions declared	—	—	—	(25,992)	—	—	(25,992)
Tax reclassification of stockholders’ equity	—	—	563	977	(1,540)	—	—
Balance at December 31, 2016	18,303,890	18	272,242	(5,423)	(842)	(16,606)	249,389
Stock issued in connection with public offering	2,200,000	2	30,285	—	—	—	30,287
Stock issued in connection with distribution reinvestment plan	28,058		401	—	—	—	401
Net increase in net assets resulting from operations	—	—	—	26,212	108	8,128	34,448
Distributions declared	—	—	—	(27,573)	—	—	(27,573)
Tax reclassification of stockholders’ equity	—	—	(636)	—	—	636	—
Balance at December 31, 2017	20,531,948	$20	$302,292	$(6,784)	$(734)	$(7,842)	$286,952

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$34,448	$31,329	$(2,828)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(662)	(1,037)	(1,212)
Net realized gains (losses) on investments	(108)	478	379
Net unrealized (appreciation) depreciation on investments	(8,128)	(4,796)	23,204
Accretion of discount	(3,073)	(3,258)	(1,536)
Amortization of deferred financing costs	817	856	4,055
Acquisition of investments	(137,641)	(121,476)	(167,680)
Proceeds from principal payments and sales of portfolio investments	120,646	133,718	135,002
Net changes in operating assets and liabilities:
Interest receivable	(1,056)	(484)	(705)
Prepaid expenses and other receivables	669	(662)	302
Receivable from investments sold	98	(881)	—
Payable for investments purchased	(995)	(1,870)	2,865
Management fees payable	2,372	1,663	(1,193)
Accounts payable and accrued expenses	(357)	57	342
Interest payable	47	480	—
Advances received from unfunded credit facilities	92	—	—
Net cash provided by (used in) operating activities	7,169	34,117	(9,005)
Cash flows from financing activities
Proceeds from sales of common stock, net of underwriting costs	30,287	—	43,977
Borrowings	102,567	113,250	240,000
Repayments of debt	(102,567)	(115,250)	(243,500)
Deferred financing costs	(1,033)	—	(3,569)
Distributions paid to common stockholders, net of distributions reinvested	(26,381)	(25,992)	(21,276)
Net cash provided by (used in) financing activities	2,873	(27,992)	15,632
Net change in cash, cash equivalents and restricted cash	10,042	6,125	6,627
Cash, cash equivalents and restricted cash at beginning of period	28,894	22,769	16,142
Cash, cash equivalents and restricted cash at end of period	$38,936	$28,894	$22,769
Supplemental disclosure of cash flow information:
Interest paid	$8,947	$6,852	$5,970
Supplemental noncash disclosures:
Distributions declared	$27,573	$25,992	$22,455
Distributions reinvested	401	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2017	2016	2015
Cash and cash equivalents	$35,219	$17,036	$22,769
Restricted cash	3,717	11,858	—
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$38,936	$28,894	$22,769

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2017
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC (f/k/a Fluent Acquisition II, LLC)
First Lien Secured Term Loan	L+ 11.50% (0.50% Floor)	13.05% (1.00% PIK)	12/08/20	25,650	$25,352	$25,651	8.94%
Outcome Health
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.13%	12/22/21	14,853	13,667	12,372	4.31
				40,503	39,019	38,023	13.25
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	02/03/25	18,000	17,680	17,892	6.24
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	10.73%	05/26/21	12,031	11,747	12,031	4.19
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.56%	12/28/22	20,000	19,601	19,600	6.83
Rural Media Group, Inc.
First Lien Secured Term Loan	P+ 5.75% (1.00% Floor)	10.25%	12/29/22	7,133	6,991	6,991	2.44
First Lien Secured Delayed Draw Loan	P+ 5.75% (1.00% Floor)	10.25%	12/29/22	—	—	—	—
				27,133	26,592	26,591	9.27
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.61%	12/23/21	23,305	22,975	23,188	8.08
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75% (1.00% Floor)	11.32%	02/26/23	7,146	7,038	7,146	2.49
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.50% (1.00% Floor)	9.88%	04/28/22	14,329	13,971	14,180	4.94
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	09/18/22	8,670	8,553	8,651	3.01
				22,999	22,524	22,831	7.95
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	09/30/20	8,500	8,345	8,423	2.94

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2017
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	11.64%	08/10/21	13,615	$13,190	$13,479	4.70%
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	16,853	16,732	16,516	5.76
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	5,119	5,070	5,017	1.75
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	4,884	4,840	4,786	1.67
				40,471	39,832	39,798	13.88
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	10.50%	01/31/18	14,250	14,245	12,430	4.33
Second Lien Secured Term Loan	N/A	15.75% (2.00% PIK)	07/31/18	1,027	1,023	239	0.08
				15,277	15,268	12,669	4.41
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 9.77% (1.00% Floor)	11.34%	03/17/21	6,000	5,923	6,000	2.09
Internet Software & Services
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	02/02/24	18,000	17,608	17,576	6.13
Investment Banking and Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	9.59%	05/05/22	13,163	12,905	13,042	4.55
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	13.57%	05/05/22	4,875	4,780	4,830	1.68
				18,038	17,685	17,872	6.23
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.57% (2.00% PIK)	01/10/23	4,150	4,067	3,901	1.36
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Initial Secured Term Loan	L+ 7.25% (1.00% Floor)	8.77%	03/07/22	132	131	131	0.05
First Lien Incremental Secured Term Loan	L+ 7.25% (1.00% Floor)	8.94%	03/07/22	1,935	1,916	1,916	0.67
First Lien Initial Secured Delayed Draw Term Loan	L+ 7.25% (1.00% Floor)	8.73%	03/07/22	2,658	2,632	2,632	0.92
				4,725	4,679	4,679	1.64

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2017
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+ 11.25% (1.00% Floor)	12.61%	01/25/21	4,422	$4,402	$4,466	1.56%
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50% (1.25% Floor)	9.10%	04/15/20	13,000	12,929	10,837	3.78
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.50% (1.00% Floor)	13.19%	12/27/18	25,000	24,901	24,872	8.67
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.38%	04/02/18	12,044	12,003	12,044	4.20
				37,044	36,904	36,916	12.87
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+ 12.00% (0.50% Floor)	13.53%	10/09/20	9,104	9,004	8,440	2.94
Security & Alarm Services
SecurAmerica, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.92%	11/17/22	11,320	11,044	11,084	3.86
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00% (1.25% Floor)	10.57%	07/01/20	19,000	18,912	19,000	6.62
Specialized Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+ 10.25% (1.00% Floor)	11.63%	06/25/20	25,000	24,855	24,760	8.63
Second Lien Secured Revolving Loan	L+ 10.25% (1.00% Floor)	11.63%	06/25/20	5,000	4,971	4,952	1.73
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	12.11%	03/09/22	20,000	19,696	20,000	6.97
				50,000	49,522	49,712	17.33
Trucking
Sunteck/TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.59%	06/15/22	3,500	3,450	3,456	1.20
Total Debt Investments				413,668	407,149	402,531	140.31
Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.)(4)	N/A	N/A	12/08/25	187	560	821	0.29
Food Retail
Crews of California, Inc. Warrants(4)	N/A	N/A	12/31/24	—	—	14	0.00
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	3	—	296	0.10

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2017
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	$—	$296	0.10%
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	—	296	0.10
				9	—	902	0.30
Other Diversified Financial Services
Aretec Group, Inc.(4)(5)(6)	N/A	N/A	N/A	536	20,693	17,314	6.03
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	N/A	143	—	428	0.15
				679	20,693	17,742	6.18
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,504	6.45
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	—	—	180	0.06
Total Equity Investments				20,875	41,373	38,149	13.28
Total Investments				434,543	$448,522	$440,680	153.59%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 1.6%, 1.7% and 1.8%, respectively, as of December 31, 2017. The Prime was 4.5% as of December 31, 2017.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/Share Amount	Amortized Cost	Fair Value(7)	Fair Value as a Percentage Of Net Assets
North America
Debt Investments
Advertising
Outcome Health
First Lien Secured Term Loan	L+6.50% (1.00% Floor)	7.50%	12/22/21	18,500	$16,652	$16,872	6.77%
Fluent Acquisition II, LLC
First Lien Secured Term Loan	L+11.50% (0.50% Floor)	12.19% (1.00% PIK)	12/8/20	26,885	26,466	26,745	10.72
Intersection Acquisition, LLC
First Lien Secured Term Loan	L+10.00% (1.00% Floor)	11.00%	9/15/20	16,149	16,029	15,597	6.25
				61,534	59,147	59,214	23.74
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+9.25% (1.00% Floor)	10.25%	5/26/21	12,406	12,027	12,282	4.92
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+10.50% (1.00% Floor)	11.50%	6/27/19	14,850	14,850	14,776	5.92
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs Operating Company, LLC
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/23/21	23,750	23,329	23,370	9.37
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+9.75% (1.00% Floor)	10.75%	2/26/23	7,146	7,017	7,146	2.87
Distributors
360 Holdings III Corp.
First Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	10/1/21	9,875	9,549	9,875	3.96
Diversified Support Services
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+9.50% (1.00% Floor)	10.50%	9/18/22	8,670	8,528	8,462	3.39
Electronic Equipment & Instruments
AP Gaming I, LLC(4)
First Lien Secured Term Loan	L+8.25% (1.00% Floor)	9.25%	12/20/20	9,700	9,533	9,523	3.82
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+9.95% (1.00% Floor)	10.95%	8/10/21	13,930	13,375	13,610	5.46
Crews of California, Inc.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	17,538	17,343	17,461	7.00

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/Share Amount	Amortized Cost	Fair Value(7)	Fair Value as a Percentage Of Net Assets
First Lien Secured Revolving Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	5,068	$4,992	$5,046	2.02%
First Lien Secured Delayed Draw Term Loan	L+11.00% (1.00% Floor)	12.00% (1.00% PIK)	11/20/19	5,083	5,012	5,061	2.03
				41,619	40,722	41,178	16.51
Health Care Facilities
Coastal Sober Living, LLC
First Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/30/19	23,183	22,964	23,183	9.30
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+9.00% (1.50% Floor)	10.50%	1/31/18	14,438	14,375	12,569	5.04
Second Lien Secured Term Loan	N/A	15.75%	7/31/18	1,000	986	594	0.24
				38,621	38,325	36,346	14.58
Integrated Telecommunication Services
Securus Technologies Holdings, Inc.
Second Lien Secured Term Loan	L+7.75% (1.25% Floor)	9.00%	4/30/21	9,090	9,067	8,841	3.55
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+11.14% (1.00% Floor)	12.14%	3/17/21	6,000	5,899	5,895	2.36
Office Service & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+11.25% (1.00% Floor)	12.25%	1/25/21	5,000	4,970	4,930	1.98
Oil & Gas Drilling
ProPetro Services, Inc.(4)
First Lien Secured Term Loan	L+6.25% (1.00% Floor)	7.25%	9/30/19	8,284	8,246	7,189	2.88
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+7.50% (1.25% Floor)	8.75%	4/15/20	13,000	12,898	9,939	3.99
Other Diversified Financial Services
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	4/2/18	8,934	8,860	8,904	3.57
Sigue Corporation(4)
Second Lien Secured Term Loan	L+11.00% (1.00% Floor)	12.00%	12/27/18	25,000	24,801	24,200	9.70
				33,934	33,661	33,104	13.27
Research & Consulting Services
Project Time & Cost, LLC(4)
First Lien Secured Term Loan	L+12.00% (0.50% Floor)	12.74%	10/9/20	10,105	9,953	9,845	3.95

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2016
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/Share Amount	Amortized Cost	Fair Value(7)	Fair Value as a Percentage Of Net Assets
Specialized Consumer Services
Pre-Paid Legal Services, Inc.(4)
Second Lien Secured Term Loan	L+9.00% (1.25% Floor)	10.25%	7/1/20	19,000	$18,882	$19,000	7.62%
Specialized Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	25,000	24,797	24,732	9.92
Second Lien Secured Revolving Loan	L+10.25% (1.00% Floor)	11.25%	6/25/20	5,000	4,959	4,947	1.98
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+10.75% (1.00% Floor)	11.75%	3/1/22	20,000	19,623	19,650	7.88
				50,000	49,379	49,329	19.78
Trucking
Fox Rent A Car, Inc.
First Lien Secured Term Loan	L+12.00% (0.62% Floor)	12.62%	9/30/17	7,500	7,455	7,410	2.97
Sunteck/TSS Holdings, LLC
Second Lien Secured Term Loan	L+9.00% (1.00% Floor)	10.00%	6/15/22	3,500	3,439	3,454	1.39
				11,000	10,894	10,864	4.35
Total Debt Investments				393,584	386,876	381,108	152.88
Equity Investments
Advertising
IDI, Inc. Warrants(4)	N/A	N/A	12/8/25	187	—	—	—
Food Retail
Crews of California, Inc. Warrants(4)	N/A	N/A	12/31/24	—	—	2,426	0.97
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	3	—	417	0.17
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	—	871	0.35
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	—	232	0.09
				9	—	3,946	1.58
Other Diversified Financial Services
Aretec Group, Inc.(4)(5)(6)	N/A	N/A	N/A	536	20,693	7,505	3.01
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	6/10/19	20,000	20,120	18,993	7.62
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	—	—	162	0.06
Total Equity Investments				20,732	40,813	30,606	12.21
Total Investments				414,316	$427,689	$411,714	165.09%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the LIBOR, which resets monthly, quarterly or semiannually, or the Prime. The one, three and six-month LIBOR were 0.8%, 1.0% and 1.3%, respectively, as of December 31, 2016. The Prime was 3.75% as of December 31, 2016.

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
December 31, 2017
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance, Inc. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”) and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”). The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial results as of and for the periods presented.

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
December 31, 2017
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Fair Value of Financial Instruments:  The Company determines the fair value of its financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold, are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2017 and December 31, 2016.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

for interest or penalties as of December 31, 2017 or December 31, 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

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

Risks and Uncertainties:  In the normal course of business, the Company encounters primarily two significant types of economic risks: credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes that the carrying value of the Company’s investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The Company does not expect the adoption of this standard to have any material impact on its financial condition, results of operations or cash flows.

During November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company adopted this ASU effective December 31, 2017. The adoption of this ASU impacted the presentation of cash and cash equivalents on the consolidated statements of cash flows with inclusion of restricted cash for each of the periods presented. As of December 31, 2017 and December 31, 2016, the Company had $3,717 and $11,858 of restricted cash, respectively, reported within its consolidated statements of assets and liabilities.

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

During March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force ), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts and requires that an entity assess the embedded call (put) options solely in accordance with the four-step decision sequence in ASC Topic 815. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company adopted this ASU during the year ended December 31, 2017, and the adoption of this standard did not have any material impact on its results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). The amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” All of the guidance issued in conjunction with ASU 2014-09 have the same effective date as the original standard and should be adopted concurrent with the adoption of ASU 2014-09. The Company will adopt the provisions of the ASU effective January 1, 2018 using the modified retrospective approach. The Company evaluated the revenue recognition for all contracts within this scope under existing accounting standards and all of the guidance issued in conjunction with ASU 2014-09 and has determined that there were no differences in the amounts recognized or the pattern of recognition. Therefore, the adoption of this guidance did not result in an adjustment to the Company’s retained earnings on January 1, 2018.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	December 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$232,786	$230,261	$246,909	$245,213
Second lien secured loans	174,363	172,270	139,967	135,895
Equity	41,373	38,149	40,813	30,606
Total	$448,522	$440,680	$427,689	$411,714

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS  – (continued)

The following table shows the portfolio composition by industry grouping at fair value:

	December 31, 2017		December 31, 2016
Advertising	$38,844	8.81%	$59,214	14.38%
Application Software	17,892	4.06	—	—
Auto Parts & Equipment	12,031	2.73	12,282	2.98
Broadcasting	26,591	6.03	14,776	3.59
Data Processing & Outsourced Services	23,188	5.26	23,370	5.68
Department Stores	7,146	1.62	7,146	1.74
Distributors	—	—	9,875	2.40
Diversified Support Services	22,831	5.18	8,462	2.06
Electronic Equipment & Instruments	—	—	9,523	2.31
Environmental & Facilities Services	8,423	1.91	—	—
Food Retail	40,700	9.24	45,124	10.96
Health Care Facilities	12,669	2.87	36,346	8.83
Integrated Telecommunication Services	—	—	8,841	2.15
Internet Retail	6,000	1.36	5,895	1.43
Internet Software & Services	17,576	3.99	—	—
Investment Banking & Brokerage	17,872	4.06	—	—
IT Consulting & Other Services	3,901	0.89	—	—
Leisure Facilities	4,679	1.06	—	—
Office Services & Supplies	4,466	1.01	4,930	1.20
Oil & Gas Drilling	—	—	7,189	1.75
Oil & Gas Exploration & Production	10,837	2.46	9,939	2.41
Other Diversified Financial Services	54,658	12.40	40,609	9.86
Research & Consulting Services	8,440	1.92	9,845	2.39
Security & Alarm Services	11,084	2.52	—	—
Specialized Consumer Services	19,000	4.31	19,000	4.61
Specialized Finance	68,216	15.48	68,322	16.59
Trucking	3,636	0.83	11,026	2.68
Total	$440,680	100.00%	$411,714	100.00%

The portfolio companies underlying the investments are located in the United States. As of December 31, 2017 and 2016, the weighted average remaining term of the Company’s debt investments was approximately 3.4 years and 3.7 years, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS  – (continued)

As of December 31, 2017 and 2016, the Company had no non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2017:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2017
Aretec Group, Inc.	Equity	$—	$7,505	$—	$—	$—	$9,809	$17,314
NMFC Senior Loan Program I LLC Units	Equity	2,713	18,993	—	—	—	(489)	18,504
RCS Creditor Trust Class B Units	Equity	—	—	—		—	428	428
Total		$2,713	$26,498	$—	$—	$—	$9,748	$36,246

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2016:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Purchases/ Conversions	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2016
Aretec Group, Inc.	Equity	$—	$—	$7,269	$—	$—	$236	$7,505
NMFC Senior Loan Program I LLC Units	Equity	2,910	20,200	—	—	—	(1,207)	18,993
Total		$2,910	$20,200	$7,269	$—	$—	$(971)	$26,498

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment, with a cost basis of $20,693, converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of December 31, 2017, the fair value of the Company’s investment in Aretec Group, Inc. was $17,314. As of December 31, 2016, the fair value of the Company’s investment in Aretec Group, Inc. was $7,505.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the years ended December 31, 2017 and 2016, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$230,261	$230,261
Second lien secured loans	—	—	172,270	172,270
Equity	821	—	37,328	38,149
Total investments	821	—	$439,859	$440,680

The following table presents investments (as shown on the schedule of investments) that have been measured at fair value as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$245,213	$245,213
Second lien secured loans	—	—	135,895	135,895
Equity	—	—	30,606	30,606
Total investments	—	—	$411,714	$411,714

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Funding of investments	93,561	43,520	—	137,081
Non-cash interest income	634	28	—	662
Accretion of discount	2,575	498	—	3,073
Proceeds from pay downs and sales	(110,978)	(9,668)	—	(120,646)
Realized gains	85	23	—	108
Net unrealized (depreciation) appreciation	(829)	1,974	6,722	7,867
Fair value, end of period	$230,261	$172,270	$37,328	$439,859
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2017	(1,902)	1,753	6,722	6,573

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2016:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$215,641	$178,196	$21,506	$415,343
Funding of investments	79,972	41,504	—	121,476
Non-cash interest income	696	341	—	1,037
Accretion of discount	1,575	1,724	(41)	3,258
Proceeds from pay downs and sales	(53,300)	(79,761)	(657)	(133,718)
Realized (losses) gains	(1,135)	—	657	(478)
Net unrealized appreciation	1,764	1,153	1,879	4,796
Conversions from debt to equity	—	(7,262)	7,262	—
Fair value, end of period	$245,213	$135,895	$30,606	$411,714
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2016	(666)	2,085	2,821	4,240

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$143,483	Discounted cash flows	Discount rate Exit multiple	10.8% – 79.8% (20.4%) 2.6x – 7.0x (5.8x)
	86,778	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% – 15.2% (12.2%) 81.0 – 99.0 (94.9) 5.0x – 8.5x (6.4x)
	230,261
Second lien secured loans	96,021	Discounted cash flows	Discount rate Exit multiple	11.7% – 112.2% (14.1%) 2.6x – 8.0x (7.3x)
	46,911	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% – 15.3% (12.5%) 89.0 – 100.3 (96.5) 5.0x – 8.5x (6.5x)
	4,466	Expected repayment	Repayment price	101.0
	24,872	Weighting of discounted cash flows and expected repayment	Discount rate Repayment price	15.4% 100.0
	172,270
Common Equity	18,504	Discounted cash flows	Discount rate	11.3%
	428	Consensus pricing	Market quotes	$3.0/s
	17,314	Weighting of discounted cash flows, market multiple and consensus pricing	Discount rate Exit multiple Market quotes	19.0% 7.3x $38.0/s
	36,246
Warrant	902	Discounted cash flows and Option-pricing method	Discount rate Exit multiple Volatility	27.0% 4.5x 25.0%
	180	Market multiple	Exit multiple	7.5x
	1,082
Total Level 3 investments	$439,859

Investment Type	Fair Value at December 31, 2016	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$162,078	Discounted cash flows	Discount rate Exit multiple	11.8% – 15.7% (13.3%) 5.0x – 16.6x (6.9x)
	83,135	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	8.5% – 23.2% (13.0%) 77.3 – 98.9 (92.5) 3.5x – 8.0x (5.9x)
	245,213
Second lien secured loans	66,549	Discounted cash flows	Discount rate Exit multiple	12.1% – 66.8% (14.6%) 2.8x – 4.5x (4.2x)
	69,346	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	11.0% – 19.2% (13.5%) 83.8 – 100.0 (95.7) 5.0x – 8.5x (6.4x)
	135,895
Common Equity	18,993	Discounted cash flows	Discount rate	11.8%
	7,505	Weighting of discounted cash flows, market multiple and consensus pricing	Discount rate Exit Multiple Market quotes	20.2% 7.0x $14.5/s
	26,498
Warrants	4,108	Discounted cash flows, Option-pricing method	Discount rate Exit Multiple Volatility	18.0% – 25.0% (18.0%) 6.0x – 16.6x (6.4x) 25.0%
Total Level 3 investments	$411,714

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

	Fair Value Level	December 31, 2017		December 31, 2016
		Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$155,000	$157,139	$155,000	$156,786
Senior Notes	2	30,000	30,666	30,000	30,727
		$185,000	$187,805	$185,000	$187,513

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after giving effect to such borrowing. As of December 31, 2017 and December 31, 2016, the Company’s asset coverage for borrowed amounts was 255.1% and 234.8%, respectively.

Total borrowings outstanding and available as of December 31, 2017, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	—
Total debt			185,000	$45,000
Debt issuance cost			(2,878)
Total debt net issuance cost			$182,122

Total borrowings outstanding and available as of December 31, 2016, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2019	L+2.90%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	—
Total debt			185,000	$45,000
Debt issuance cost			(2,662)
Total debt net issuance cost			$182,338

Credit Facility:  On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, WhiteHorse Credit and JPMorgan again amended and restated the terms of the Credit Facility to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220,000 to $235,000 and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%.

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100,000. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $376,126 as of December 31, 2017 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2017, the Company had $155,000 in outstanding borrowings and $45,000 undrawn under the Credit Facility. Weighted average outstanding

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

borrowings were $164,398 at a weighted average interest rate of 4.01% for year ended December 31, 2017. At December 31, 2017, the interest rate in effect was 4.24%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2017, approximately $45,000 was available to be drawn by the Company based on these requirements.

Senior Notes:  On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan, which was repaid in full on June 30, 2016. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes are currently redeemable at the Company’s option and mature on July 31, 2020. The Senior Notes are the Company’s direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL.”

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters and is payable quarterly in arrears. Base management fees for any partial month or quarter is appropriately pro-rated. During the years ended December 31, 2017, 2016 and 2015, the Company incurred base management fees of $9,508, $8,990 and $8,560, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

The first component, which is income-based, is calculated and payable quarterly in arrears and is determined based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”), any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Company’s investment adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);
•	100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to the Company’s investment adviser. This portion of the Company’s Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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
•	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to the Company’s investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

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

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2017, 2016 and 2015, the Company incurred performance-based incentive fees of $6,553, $6,755 and $4,323, respectively.

Administration Agreement:  Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

During the years ended December 31, 2017, 2016 and 2015, the Company incurred allocated administrative service fees of $696, $684 and $1,140, respectively.

Co-investments with Related Parties:  At December 31, 2017 and 2016, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $61 and $27, respectively.

At December 31, 2017 and 2016, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $480,752 and $243,627.

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

As of December 31, 2017, the Company had commitments to fund approximately $6.4 million of revolving lines of credit or delayed draw facilities. As of December 31, 2016, the Company had no commitments to fund revolving lines of credit or delayed draw facilities to the Company’s portfolio companies. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Indemnification:  In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

NOTE 8 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Years Ended December 31,
	2017	2016	2015	2014	2013
Per share data:(1)
Net asset value, beginning of period	$13.63	$13.33	$15.04	$15.16	$15.30
Issuance of common stock	—	—	(0.11)	—	0.01
Offering costs	—	—	(0.07)	—	—
Investment operations:
Net investment income	1.35	1.48	1.36	1.13	1.29
Net realized and unrealized (losses) gains on investments	0.42	0.24	(1.47)	0.17	(0.02)
Net increase in net assets resulting from operations	1.77	1.72	(0.11)	1.30	1.27
Distributions declared	(1.42)	(1.42)	(1.42)	(1.42)	(1.42)
Net asset value, end of period	$13.98	$13.63	$13.33	$15.04	$15.16
Total return based on market value(2)	10.27%	6.01%	(0.61)%	(23.56)%	2.03%
Total return based on net asset value	12.69%	12.64%	(1.24)%	8.52%	8.32%
Net assets, end of period	$286,952	$249,389	$244,052	$225,358	$227,002
Per share market value at end of period	$13.42	$12.17	$11.48	$11.55	$15.11
Shares outstanding end of period	20,531,948	18,303,890	18,303,890	14,982,857	14,977,056
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets	8.12%	8.03%	9.66%	7.48%	5.91%
Ratio of incentive fees to average net assets	2.42%	2.80%	1.90%	1.48%	2.10%
Ratio of total expenses to average net assets	10.54%	10.83%	11.56%	8.96%	8.01%
Ratio of net investment income to average net assets	9.66%	10.90%	9.11%	7.41%	8.45%
Portfolio turnover ratio	27.96%	29.38%	32.97%	40.01%	74.83%

(1)	Calculated using the weighted average shares outstanding for the period.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Advisers did not waive any base management fees during the years ended December 31, 2017, 2016 and 2015.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

NOTE 9 — INCOME TAXES

The Company has elected to be treated as a RIC under Subchapter M of the Code, and as a result must distribute substantially all of its taxable income. Accordingly, no provision for federal income tax has been made in the consolidated financial statements.

The Company distributed 100% of its taxable income in each of its fiscal and taxable years.

Distributions from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-tax differences have no impact on net assets. Such reclassifications have been reflected in the consolidated statements of changes in net assets.

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
	2017	2016	2015
Net (decrease) increase in net assets resulting from operations	$34,448	$31,329	$(2,828)
Change in net unrealized (appreciation) depreciation on investments	(8,128)	(4,796)	23,204
Other book-to-tax differences	(63)	462	99
Taxable income before deductions for distributions	$26,257	$26,995	$20,475

The tax character of distributions was as follows:

	Years ended December 31,
	2017		2016		2015
Ordinary income	$26,716	96.9%	$25,992	100.0%	$21,654	96.4%
Return of capital	—	—	—	—	801	3.6
Long-term capital gains	857	3.1%	—	—	—	—
Total distributions	$27,573	100.0%	$25,992	100.0%	$22,455	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to the capital gain reclassification of fee income resulted in a net decrease in paid-in capital, and a net decrease in accumulated net realized losses on investments. During the year ended December 31, 2016, permanent differences primarily due to the capital gain reclassification of fee income resulted in a net decrease in paid-in capital, and a net decrease in accumulated net realized losses on investments. During the year ended December 31, 2015, permanent differences primarily due to return of capital distributions paid, the capital loss

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
(in thousands, except share and per share data)

NOTE 9 — INCOME TAXES  – (continued)

reclassification of premium amortization, and the capital gain reclassification of fee income resulted in a net decrease in additional paid-in capital, a net decrease in distributions in excess of net income and a net decrease of accumulated net realized losses on investments. These reclassifications had no net effect on net assets.

As of December 31, 2017, 2016 and 2015, the tax basis components of distributable earnings were as follows:

	December 31,
	2017	2016	2015
Accumulated capital and other losses	$—	$(655)	$(583)
Net unrealized (depreciation) appreciation on investments	(8,256)	(16,720)	(20,564)
Distributions deferred	(7,104)	(5,495)	(6,498)
Total (accumulated deficit) distributable earnings – tax basis	$(15,360)	$(22,870)	$(27,645)

There were no late year ordinary losses for the fiscal years ended December 31, 2017 and December 31, 2016.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred in taxable years beginning December 22, 2010 for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2017, the Company did not have any short-term or long-term capital loss carryforwards. As of December 31, 2016, the Company had short-term and long-term capital loss carryforwards of $7 and $648, respectively.

As of December 31, 2017, the cost of investments for U.S. federal income tax purposes was $448,937, resulting in net unrealized depreciation of $8,256. This is comprised of gross unrealized appreciation of $3,953 and gross unrealized depreciation of $12,209 on a tax basis. As of December 31, 2016, the cost of investments for U.S. federal income tax purposes was $427,799, resulting in net unrealized depreciation of $16,720. This is comprised of gross unrealized appreciation of $6,240 and gross unrealized depreciation of $22,960 on a tax basis.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the period presented herein. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. Tax returns for each of the federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2017
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

	2017
	Q4	Q3	Q2	Q1
Total investment income	$13,920	$13,024	$14,285	$13,575
Net investment income	6,804	5,950	6,936	6,522
Net realized and unrealized gains on investments	1,684	3,106	339	3,107
Net increase in net assets resulting from operations	8,488	9,056	7,275	9,629
Earnings per share	0.41	0.45	0.39	0.53
Net asset value per share	$13.98	$13.92	$13.83	$13.80

	2016
	Q4	Q3	Q2	Q1
Total investment income	$13,359	$14,030	$13,050	$13,410
Net investment income	6,555	7,268	6,426	6,762
Net realized and unrealized gains (losses) on investments	2,519	1,326	1,703	(1,230)
Net increase in net assets resulting from operations	9,074	8,594	8,129	5,532
Earnings per share	0.50	0.47	0.44	0.30
Net asset value per share	$13.63	$13.48	$13.37	$13.28

	2015
	Q4	Q3	Q2	Q1
Total investment income	$11,934	$11,707	$12,162	$11,271
Net investment income	3,873 (1)	5,662	5,886	5,334
Net realized and unrealized losses on investments	(18,652)	(4,234)	(136)	(561)
Net (decrease) increase in net assets resulting from operations	(14,779)	1,428	5,750	4,773
Earnings per share	(0.98)	0.10	0.38	0.32
Net asset value per share	$13.33	$14.77	$15.03	$15.00

(1)	Includes $3.2 million of accelerated amortization of debt acquisition costs related to the refinancing of the Company’s revolving credit facility on December 23, 2015.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), we, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

(c) Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Crowe Horwath LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 77 under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(d) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	53	Chairman of the Board of Directors	2012	2018
Stuart Aronson	55	Chief Executive Officer and Director	2017	2020
Jay Carvell	52	Director	2012	2020
Independent Directors
Rick P. Frier	56	Director, Chairman of the Compensation Committee	2016	2020
Rick D. Puckett	64	Director, Chairman of the Audit Committee	2012	2018
G. Stacy Smith	50	Director, Chairman of the Nominating and Corporate Governance Committee	2015	2019
Kevin F. Burke	64	Director	2017	2019

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc:  Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $10 billion of capital across multiple investment funds. He has more than 25 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

Mr. Bolduc was selected to serve as Chairman of our board of directors due, in part, to his familiarity with our portfolio companies, his broad experience with the day-to-day management and operation of other investment funds and his significant background investing in debt and working in the financial services industry.

Stuart Aronson:   Mr. Aronson has served as our Chief Executive Officer since May 2016 and has served as a director since May 2017. Mr. Aronson also currently serves as Group Head of the U.S. direct lending platform of H.I.G. Capital, a position he has held since February 2016. In this position, Mr. Aronson is responsible for building the debt solutions offered by H.I.G. Capital to non-sponsor and sponsor borrowers in the U.S. middle market. Prior to joining H.I.G. Capital, from July 1990 through December 2015 Mr. Aronson served as an officer of the General Electric Company and as the President and Chief Executive Officer of GSF. Mr. Aronson also served during this period on the board of directors of Peacock Equity Partners, a mid-to-late stage venture capital fund organized as a joint venture between GE Capital and NBC Universal. Prior to joining GSF, Mr. Aronson led the commercial and industrial platform of GE Structured Finance (Americas), Inc., which provided structured debt and equity solutions to borrowers in the United

States, Europe and Asia. Before that, he held several positions with GE Capital Markets Group, Inc., including serving as leader of domestic product execution, including syndications, private placements, securitization and trade finance. Mr. Aronson began his career in the syndications group of Chemical Banking Corporation. He also currently serves on the Board of Kids in Crisis in Greenwich, Connecticut. Mr. Aronson graduated cum laude from Tufts University and received an M.B.A. with honors from Columbia Business School.

Mr. Aronson’s expertise in sponsored lending and his experience as our Chief Executive Officer and Group Head of the U.S. direct lending platform of H.I.G. Capital are among the attributes that led to the conclusion that Mr. Aronson should serve on our board of directors.

Jay Carvell:  Mr. Carvell has served as a director since 2012. Mr. Carvell also serves as a Managing Director at an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Until May 2016, Mr. Carvell served as Chief Executive Officer of the Company. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 16 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across lower mid-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a board member due to his experience investing in credit instruments and managing WhiteHorse Capital Partners. Mr. Carvell’s experience building WhiteHorse Capital Partners brings expertise in developing a successful credit investment firm to our board of directors.

Independent Directors

Kevin F. Burke:  Mr. Burke has served as a director since May 2017. He currently serves as a Senior Advisor to THL Credit Advisors LLC, an alternative credit investment manager for both direct lending and broadly syndicated investments through public and private vehicles, and to Churchill Asset Management LLC, a leading provider of senior and unitranche debt financing to middle market companies. From January 2016 until December 2016, Mr. Burke served as Senior Managing Director of the loan syndication sales and trading department of Antares Capital, a company specializing in acquisition finance for private equity firms. Prior to this position, from April 2003 until December 2015, Mr. Burke was a Senior Managing Director of GE Capital, a leading provider of debt financing to the U.S. sponsor middle market. Mr. Burke received a Bachelor of Arts in History from Harvard University in 1976.

Mr. Burke’s experience as a senior managing director and his debt financing expertise is among the attributes that led to the conclusion that Mr. Burke should serve on our board of directors.

Rick P. Frier:  Mr. Frier has served as a director since August 2016. He currently serves on the board of directors of Affinion Group, Inc., where he is the Chairman of the Audit Committee, to which he was elected in November 2015. He is currently the Chairman of the Board and the Chairman of the Audit Committee for Exal Corporation, to which he was elected in December 2016. Mr. Frier also served as a director of Shearer’s Foods Inc. from August 2017 until February 2018. Prior to these positions, from April 2013 until January 2015 Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita Brands International, Inc. Before his position with Chiquita Brands, from March 2005 until October 2012 Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.

Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our board of directors.

Rick D. Puckett:  Mr. Puckett has served as a director since 2012. Until his retirement in 2016, Rick D. Puckett was Executive Vice President, Chief Financial Officer and Chief Administrative Officer of

Snyder’s-Lance Inc., Charlotte, NC. In these positions, he led all Finance, Information Technology, Investor Relations, Risk Management, Corporate Relations and Treasury functions and supported the company’s achievement of strategic initiatives in supply chain management and sales efficiency improvements. Prior to Snyder’s-Lance, Mr. Puckett was Executive Vice President, Chief Financial Officer and Treasurer for United Natural Foods, Inc. Mr. Puckett is a Certified Public Accountant and received his degree in Accounting and his M.B.A. from the University of Kentucky. He is a director of SPX Corporation (NYSE:SPXC), a public company where he is the Chairman of the Audit Committee and serves on the Compensation and Governance Committees. He is also a director of Driven Brands, Inc., a privately held company. He is a member of the Board of Advisors for Wake Forest University Charlotte and previously served on the Board of the NACD of Charlotte, National Association of Corporate Directors.

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

Officers Who are Not Directors

Name	Age	Position
Edward J. Giordano	47	Interim Chief Financial Officer
Marco Collazos	42	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

Edward J. Giordano:  Mr. Giordano has served as our interim Chief Financial Officer since August 2016. He also serves as Chief Financial Officer of H.I.G. Capital’s $10 billion Credit Platform, where he is responsible for the financial reporting and operations oversight for all of H.I.G.’s credit funds. Mr. Giordano has more than 12 years of experience focused on overseeing the finance functions of credit funds. Prior to joining H.I.G. Capital in 2013, Mr. Giordano was a Managing Director and Chief Accounting Officer of Black Diamond Capital Management, or BDCM, where he was responsible for the firm’s finance and operation groups overseeing all finance, accounting, tax and operational activities for BDCM and its affiliates. Previously, he was a Senior Manager in Ernst & Young’s and Arthur Andersen’s Transaction Advisory Services practices where he led teams providing financial, tax and human capital due diligence services to large private equity and strategic buyers. Prior to this, Mr. Giordano was a Senior Manager in Arthur Andersen’s audit practice where he was responsible for the audit process for RICs and companies in various other industries. Mr. Giordano earned his B.S. in Accounting from Villanova University.

Marco Collazos:  Mr. Collazos has served as our Chief Compliance Officer since November 2014. Mr. Collazos also currently serves as Director of Compliance for H.I.G. Capital, a position he has held since May 2013. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group (a regulatory and compliance consulting firm), as well as a

Compliance Examiner for several years with the SEC and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided to us, we believe that, during the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics

We and WhiteHorse Advisers have each adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures that apply to our directors, executive officers, officers, their respective staffs and the employees of WhiteHorse Advisers with respect to their personal investments and investment transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, our code of ethics is included as Exhibit 14.1 to this annual report on Form 10-K, and you may access our code of ethics via the Internet at the website of the SEC at http://www.sec.gov or our website at www.whitehorsefinance.com. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549. We intend to disclose any material amendments to or waivers of required provisions of the code of ethics on a current report on Form 8-K.

Corporate Governance

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2017, our board of directors held six board of directors meetings, four audit committee meetings and three joint meetings of the compensation committee and the nominating and corporate governance committee. With the exception of John Bolduc, who attended four of the six meetings of the board of directors (including each of the quarterly in-person meetings) during the fiscal year ended December 31, 2017, all directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourages directors to attend the annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

The members of the audit committee are Messrs. Burke, Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the NASDAQ corporate governance regulations. Mr. Puckett serves as the chairman of the audit committee. The audit committee is responsible for pre-approving the engagement of the independent accountants to render audit and/or permissible non-audit services, approving the terms of compensation of such independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee is also responsible for aiding our board of directors in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available. The board of directors and audit committee use the services of one or more independent valuation firms to help them determine the fair value of these securities. Our board of directors has determined that Mr. Puckett is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act. In addition, each member of our audit committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The audit committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Burke, Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the NASDAQ corporate governance regulations. Mr. Smith serves as the chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee thereof, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The nominating and corporate governance committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Criteria considered by the nominating and corporate governance committee in evaluating the qualifications of individuals for election as members of the board of directors include compliance with the independence and other applicable requirements of the NASDAQ corporate governance regulations, the 1940 Act and the SEC, and all other applicable laws, rules, regulations and listing standards, the criteria, policies and principles set forth in the nominating and corporate governance committee charter and the ability to contribute to the effective management of WhiteHorse Finance, taking into account its needs and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate. The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as members of the board of directors, but the nominating and corporate governance committee will consider such factors as it may deem are in the best interests of WhiteHorse Finance and its stockholders. Such factors may include the individual’s professional experience, education, skills and other individual qualities or attributes, including gender, race or national origin.

Compensation Committee

We established a compensation committee in May 2014. The members of the compensation committee are Messrs. Burke, Frier, Puckett and Smith, each of whom meets the independence standards established by the SEC and the NASDAQ corporate governance regulations. Mr. Frier serves as the chairman of the compensation committee. The compensation committee is responsible for determining, or recommending to the board of directors for determination, the compensation, if any, of our Independent Directors, our chief executive officer and all of our other executive officers. Currently none of our executive officers are compensated by us and, as a result, the compensation committee does not produce and/or review a report on executive compensation practices. The compensation committee also has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The compensation committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

The following table shows information regarding the compensation earned by our directors for the fiscal year ended December 31, 2017. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

Name	Aggregate Compensation from WhiteHorse Finance	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Kevin F. Burke(2)	$44,218	—	$44,218
Rick P. Frier	88,781	—	88,781
Rick D. Puckett	92,785	—	92,785
G. Stacy Smith	90,960	—	90,960
Interested Directors
Stuart Aronson(2)	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.
(2)	Each of Messrs. Burke and Aronson was elected to the board of directors on May 1, 2017.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 13, 2018, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P. (1)	Beneficial	6,337,976	30.9%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	5,164,646	25.2%
Hamilton Lane Advisors, L.L.C.(2)	Beneficial	1,174,562	5.7%
Stuart Aronson(3)	Beneficial	12,000	*
John Bolduc(3)(4)	Beneficial	184,774	*
Jay Carvell(3)	Beneficial	15,629	*
Sami Mnaymneh(5)(6)	Beneficial	11,748,463	57.2%
Anthony Tamer(5)(7)	Beneficial	11,745,695	57.2%
Kevin F. Burke(3)	Beneficial	—	*
Rick P. Frier(3)	Beneficial	—	*
Rick D. Puckett(3)(8)	Beneficial	18,912	*
G. Stacy Smith(3)	Beneficial	30,000	*
Marco Collazos(3)	Beneficial	—	*
Edward J. Giordano(3)	Beneficial	—	*
All officers and directors as a group (9 persons)	Beneficial	261,315	1.3%

*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 11,502,622 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.
(2)	The address for Hamilton Lane Advisors, L.L.C. is One Presidential Blvd., 4th Floor, Bala Cynwyd, Pennsylvania 19004. The number of shares beneficially owned is based on a Schedule 13G filed by Hamilton Lane Advisors, L.L.C. on February 14, 2018, which Schedule 13G reflects sole voting power over 731,654 shares by Hamilton Lane Advisors, L.L.C. and shared voting power over 442,908 shares by Hamilton Lane Advisors, L.L.C.
(3)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(4)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 27,628 shares of common stock owned by such entity. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P., except to the extent of his direct pecuniary interest therein.
(5)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 11,502,622 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(6)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 245,841 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(7)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 237,765 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(8)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 18,912 shares of common stock owned by such entity.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

NASDAQ corporate governance regulations require listed companies to have a board of directors with at least a majority of independent directors. Under NASDAQ corporate governance regulations, in order for a director to be deemed independent, our board of directors must determine that the individual does not have a relationship that would interfere with the director’s exercise of independent judgment in carrying out his responsibilities. On an annual basis, each of our directors is required to complete an independence questionnaire designed to provide information to assist the board of directors in determining whether the director is independent under NASDAQ corporate governance rules, the 1940 Act and our corporate governance guidelines. Our board of directors has determined that each of our directors, other than Messrs. Aronson, Carvell and Bolduc, is independent under the listing standards of the NASDAQ Global Select Market and the 1940 Act. Our corporate governance guidelines require any director who has previously been determined to be independent to inform the chairman of the board of directors, the chairman of the nominating and corporate governance committee and our corporate secretary of any change in circumstance that may cause his status as an independent director to change. The board of directors limits membership on the audit committee and the nominating and corporate governance committee to independent directors.

Transactions With Related Persons

See “Business — Management Agreements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions” and “Risk Factors — Risks Relating to Our Business and Structure — The Investment Advisory Agreement with WhiteHorse Advisers and the Administration Agreement with WhiteHorse Administration were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party” for a description of our transactions with related persons.

Item 14.	Principal Accountant Fees and Services

Crowe Horwath LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2017 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2018. The audit committee selected Crowe Horwath LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe Horwath LLP in WhiteHorse Finance.

The following table sets forth Crowe Horwath LLP’s fees (dollars in thousands):

	Years ended December 31,
	2017	2016
Audit Fees	$358	$277
Audit-Related Fees	30	7
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$388	$284

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe Horwath LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2017 and 2016.

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

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements — Refer to Item 8 starting on page 76.

(2) Financial Statements Schedules — None.

(3) Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of July 23, 2013, relating to the 6.50% Senior Notes due 2020 (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on July 23, 2013)
4.3	Form of Senior Notes (included as part of Exhibit 4.2)
10.1	Investment Advisory Agreement between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.3	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.6	Underwriting Agreement, dated June 27, 2017, by and among the Registrant, H.I.G. WhiteHorse Advisers, LLC, H.I.G. WhiteHorse Administration, LLC, H.I.G. Bayside Debt & LBO Fund II, L.P., H.I.G. Bayside Loan Opportunity Fund II, L.P. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit (h)(3) to the Registrant’s Post-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 30, 2017)
10.7	Second Amended and Restated Loan Agreement, dated as of June 29, 2017, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2017)
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1*	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Stuart Aronson Name: Stuart Aronson Title: Chief Executive Officer

Date: March 14, 2018

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

Signature	Title	Date
/s/ Stuart Aronson Stuart Aronson	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2018
/s/ Edward J. Giordano Edward J. Giordano	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2018
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 14, 2018
/s/ Jay Carvell Jay Carvell	Director	March 14, 2018
/s/ Kevin F. Burke Kevin F. Burke	Director	March 14, 2018
/s/ Rick P. Frier Rick P. Frier	Director	March 14, 2018
/s/ Rick D. Puckett Rick D. Puckett	Director	March 14, 2018
/s/ G. Stacy Smith G. Stacy Smith	Director	March 14, 2018