Form 10-Q
period 2018-03-31
WhiteHorse Finance, Inc.
filed 2018-05-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 9, 2018 the Registrant had 20,531,948 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$423,309	$404,434
Non-controlled affiliate company investments	44,433	36,246
Total investments, at fair value (amortized cost $470,309 and $448,522, respectively)	467,742	440,680
Cash and cash equivalents	11,992	35,219
Restricted cash and cash equivalents	6,580	3,717
Interest receivable	5,030	4,947
Receivables from investments sold	463	783
Prepaid expenses and other receivables	838	185
Total assets	$492,645	$485,531

Liabilities
Debt	$182,317	$182,122
Distributions payable	7,289	7,289
Management fees payable	7,736	7,848
Accounts payable and accrued expenses	1,064	701
Interest payable	562	527
Advances received from unfunded credit facilities	161	92
Total liabilities	199,129	198,579

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,531,948 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	20	20
Paid-in capital in excess of par	302,292	302,292
Accumulated overdistributed net investment income	(5,495)	(6,784)
Accumulated net realized losses on investments	(734)	(734)
Accumulated net unrealized depreciation on investments	(2,567)	(7,842)
Total net assets	293,516	286,952
Total liabilities and total net assets	$492,645	$485,531

Number of shares outstanding	20,531,948	20,531,948
Net asset value per share	$14.30	$13.98

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2018	2017
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,763	$12,018
Fee income	2,192	767
From non-controlled affiliate company investments
Dividend income	650	790
Total investment income	16,605	13,575

Expenses
Interest expense	2,565	2,444
Base management fees	2,445	2,262
Performance-based incentive fees	2,144	1,631
Administrative service fees	175	134
General and administrative expenses	698	582
Total expenses	8,027	7,053
Net investment income	8,578	6,522

Realized and unrealized gains (losses) on investments
Net realized gains
Non-controlled/non-affiliate company investments	-	23
Net realized gains	-	23
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(2,911)	3,227
Non-controlled affiliate company investments	8,186	(143)
Net change in unrealized appreciation	5,275	3,084
Net realized and unrealized gains on investments	5,275	3,107
Net increase in net assets resulting from operations	$13,853	$9,629

Per Common Share Data
Basic and diluted earnings per common share	$0.68	$0.53
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	20,531,948	18,303,890

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Net Realized Losses on	Accumulated Net Unrealized Depreciation on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

Net increase in net assets resulting from operations	-	-	-	6,522	23	3,084	9,629

Distributions declared	-	-	-	(6,498)	-	-	(6,498)

Balance at March 31, 2017	18,303,890	$18	$272,242	$(5,399)	$(819)	$(13,522)	$252,520

Balance at December 31, 2017	20,531,948	$20	$302,292	$(6,784)	$(734)	$(7,842)	$286,952

Net increase in net assets resulting from operations	-	-	-	8,578	-	5,275	13,853

Distributions declared	-	-	-	(7,289)	-	-	(7,289)

Balance at March 31, 2018	20,531,948	$20	$302,292	$(5,495)	$(734)	$(2,567)	$293,516

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,853	$9,629
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(142)	(154)
Net realized gains on investments	-	(23)
Net unrealized appreciation on investments	(5,275)	(3,084)
Accretion of discount	(1,598)	(837)
Amortization of deferred financing costs	195	214
Acquisition of investments	(85,883)	(46,046)
Proceeds from principal payments and sales of portfolio investments	65,836	30,193
Net changes in operating assets and liabilities:
Interest receivable	(83)	(1,770)
Prepaid expenses and other receivables	(653)	(40)
Receivable from investments sold	320	777
Payables for investments purchased	-	(995)
Management fees payable	(112)	85
Accounts payable and accrued expenses	363	165
Interest payable	35	14
Advances received from unfunded credit facilities	69	-
Net cash used in operating activities	(13,075)	(11,872)

Cash flows from financing activities
Borrowings	33,600	33,395
Repayment of debt	(33,600)	(23,805)
Distributions paid to common stockholders, net of distributions reinvested	(7,289)	(6,498)
Net cash (used in) provided by financing activities	(7,289)	3,092

Net change in cash, cash equivalents and restricted cash	(20,364)	(8,780)
Cash, cash equivalents and restricted cash at beginning of period	38,936	28,894
Cash, cash equivalents and restricted cash at end of period	$18,572	$20,114

Supplemental disclosure of cash flow information:
Interest paid	$2,335	$2,216

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	March 31,
	2018	2017
Cash and cash equivalents	$11,992	$15,577
Restricted cash	6,580	4,537
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$18,572	$20,114

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	8.87%	03/27/23	12,500	$12,500	$12,500	4.26%
	(0.50% Floor)
Outcome Health
First Lien Secured Term Loan	L+ 9.50%	11.44%	12/22/21	11,298	10,457	9,716	3.31
	(1.00% Floor)	(3.00% PIK)
				23,798	22,957	22,216	7.57
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50%	11.27%	02/03/25	18,000	17,691	17,892	6.10
	(1.00% Floor)
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(4)	L+ 8.00%	9.89%	02/23/23	18,453	18,045	18,078	6.16
	(1.00% Floor)
First Lien Secured Revolving Loan(4)(7)	L+ 7.00%	11.75%	02/23/23	-	-	3	-
	(1.00% Floor)
				18,453	18,045	18,081	6.16
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00%	9.89%	12/28/22	19,920	19,542	19,580	6.67
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 6.75%	9.63%	12/29/22	7,133	6,998	7,008	2.39
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.75%	9.63%	12/29/22	-	-	4	-
	(1.00% Floor)
				27,053	26,540	26,592	9.06
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.91%	12/23/21	23,156	22,848	22,925	7.81
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75%	11.63%	02/26/23	7,146	7,043	7,146	2.43
	(1.00% Floor)
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan(4)	L+ 8.50%	10.27%	04/28/22	11,576	11,303	11,381	3.88
	(1.00% Floor)
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 7.50%	9.39%	01/11/23	7,607	7,461	7,493	2.55
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	11.25%	01/11/23	-	-	8	-
	(1.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50%	11.25%	09/18/22	8,670	8,559	8,757	2.98
	(1.00% Floor)
				27,853	27,323	27,639	9.41

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50%	11.27%	09/30/20	8,500	$8,359	$8,350	2.84%
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95%	12.25%	08/10/21	13,510	13,117	13,105	4.46
	(1.00% Floor)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	12.78%	11/20/19	16,681	16,576	16,513	5.63
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+ 11.00%	12.78%	11/20/19	5,132	5,090	5,080	1.73
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	12.78%	11/20/19	4,834	4,796	4,785	1.63
	(1.00% Floor)	(1.00% PIK)
				40,157	39,579	39,483	13.45
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00%	10.50%	01/31/18	14,250	14,250	11,129	3.79
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	07/31/18	1,028	1,025	119	0.04
		(2.00% PIK)
				15,278	15,275	11,248	3.83
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.62%	10.51%	03/09/23	17,100	16,899	16,895	5.76
	(1.00% Floor)
Internet Software & Services
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00%	9.77%	02/01/23	11,500	11,334	11,344	3.86
	(1.00% Floor)
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50%	11.29%	02/02/24	18,000	17,624	17,640	6.01
	(1.00% Floor)
				29,500	28,958	28,984	9.87
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02%	9.90%	05/05/22	12,994	12,754	12,994	4.43
	(1.00% Floor)
First Lien Last Out Secured Term Loan	L+ 12.00%	13.88%	05/05/22	4,813	4,724	4,813	1.64
	(1.00% Floor)
				17,807	17,478	17,807	6.07
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00%	10.89%	01/10/23	4,171	4,092	4,004	1.36
	(1.00% Floor)	(2.00% PIK)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25%	9.55%	03/07/22	1,930	$1,912	$1,911	0.65%
	(1.00% Floor)
First Lien Initial Delayed Draw Loan(7)	L+ 7.25%	9.23%	03/07/22	2,658	2,633	2,629	0.90
	(1.00% Floor)
First Lien Initial Term Loan	L+ 7.25%	9.28%	03/07/22	131	131	130	0.04
	(1.00% Floor)
				4,719	4,676	4,670	1.59
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	9.68%	04/15/20	13,000	12,937	11,631	3.96
	(1.25% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.50%	13.81%	12/27/18	25,000	24,926	23,125	7.88
	(1.00% Floor)
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 13.00%	14.69%	04/02/18	11,829	11,829	11,889	4.05
	(1.00% Floor)
				36,829	36,755	35,014	11.93
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.00%	9.70%	01/09/23	17,710	17,287	17,312	5.90
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 8.00%	9.70%	01/09/23	1,234	1,205	1,208	0.41
	(1.00% Floor)
				18,944	18,492	18,520	6.31
Security & Alarm Services
SecurAmerica, LLC
First Lien Secured Term Loan	L+ 9.50%	11.48%	11/17/22	11,320	11,058	11,114	3.79
	(1.00% Floor)
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00%	10.88%	07/01/20	19,000	18,921	18,999	6.47
	(1.25% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
Specialized Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+ 11.25%	13.02%	06/25/20	25,000	$24,869	$24,500	8.35%
	(1.00% Floor)
Second Lien Secured Revolving Loan	L+ 11.25%	13.02%	06/25/20	5,000	4,974	4,900	1.67
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.41%	03/09/22	20,000	19,714	20,000	6.81
	(1.00% Floor)
				50,000	49,557	49,400	16.83
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	11.12%	06/15/22	3,500	3,453	3,500	1.19
	(1.00% Floor)
Total Debt Investments				435,284	428,936	422,110	143.79

Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.)(4)(9)	N/A	N/A	12/08/25	187	560	467	0.16

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	-	-	6	0.00
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	131	0.04
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	131	0.04
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	131	0.04
				9	-	399	0.12

Internet Software & Services
Red Violet, Inc.(4)(9)	N/A	N/A	N/A	25	-	152	0.05

Other Diversified Financial Services
Aretec Group, Inc. (4)(5)(6)	N/A	N/A	N/A	536	20,693	25,141	8.57

RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	N/A	143	-	543	0.18
				679	20,693	25,684	8.75
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,750	6.39

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	-	-	180	0.06

Total Equity Investments				20,900	41,373	45,632	15.53

Total Investments				456,184	$470,309	$467,742	159.32%

(1) Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 1.9%, 2.0% and 2.3%, respectively, as of March 31, 2018. The Prime was 4.8% as of March 31, 2018.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4) The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5) Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 81% of total assets as of the date of the consolidated schedule of investments.

(6) Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7) The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2018. See Note 7.

(8) The investment is on non-accrual status.

(9) The fair value of the investment was determined using observable inputs. See Note 4.

(10) Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC (f/k/a Fluent Acquisition II, LLC)
First Lien Secured Term Loan	L+ 11.50% (0.50% Floor)	13.05% (1.00% PIK)	12/08/20	25,650	$25,352	$25,651	8.94%
Outcome Health
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.13%	12/22/21	14,853	13,667	12,372	4.31
				40,503	39,019	38,023	13.25
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	02/03/25	18,000	17,680	17,892	6.24
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	10.73%	05/26/21	12,031	11,747	12,031	4.19
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.56%	12/28/22	20,000	19,601	19,600	6.83
Rural Media Group, Inc.
First Lien Secured Term Loan	P+ 5.75% (1.00% Floor)	10.25%	12/29/22	7,133	6,991	6,991	2.44
First Lien Secured Delayed Draw Loan(8)	P+ 5.75% (1.00% Floor)	10.25%	12/29/22	—	—	—	—
				27,133	26,592	26,591	9.27
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.61%	12/23/21	23,305	22,975	23,188	8.08
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75% (1.00% Floor)	11.32%	02/26/23	7,146	7,038	7,146	2.49
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan(4)	L+ 8.50% (1.00% Floor)	9.88%	04/28/22	14,329	13,971	14,180	4.94
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	09/18/22	8,670	8,553	8,651	3.01
				22,999	22,524	22,831	7.95
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	09/30/20	8,500	8,345	8,423	2.94

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	11.64%	08/10/21	13,615	$13,190	$13,479	4.70%
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	16,853	16,732	16,516	5.76
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	5,119	5,070	5,017	1.75
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	4,884	4,840	4,786	1.67
				40,471	39,832	39,798	13.88
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	10.50%	01/31/18	14,250	14,245	12,430	4.33
Second Lien Secured Term Loan	N/A	15.75% (2.00% PIK)	07/31/18	1,027	1,023	239	0.08
				15,277	15,268	12,669	4.41
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 9.77% (1.00% Floor)	11.34%	03/17/21	6,000	5,923	6,000	2.09
Internet Software & Services
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	02/02/24	18,000	17,608	17,576	6.13
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	9.59%	05/05/22	13,163	12,905	13,042	4.55
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	13.57%	05/05/22	4,875	4,780	4,830	1.68
				18,038	17,685	17,872	6.23
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.57% (2.00% PIK)	01/10/23	4,150	4,067	3,901	1.36
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Initial Secured Term Loan	L+ 7.25% (1.00% Floor)	8.77%	03/07/22	132	131	131	0.05
First Lien Incremental Secured Term Loan	L+ 7.25% (1.00% Floor)	8.94%	03/07/22	1,935	1,916	1,916	0.67
First Lien Initial Secured Delayed Draw Loan (8)	L+ 7.25% (1.00% Floor)	8.73%	03/07/22	2,658	2,632	2,632	0.92
				4,725	4,679	4,679	1.64

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(7)	Fair Value As A Percentage of Net Assets
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	$—	$296	0.10%
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	—	296	0.10
				9	—	902	0.30
Other Diversified Financial Services
Aretec Group, Inc.(4)(5)(6)	N/A	N/A	N/A	536	20,693	17,314	6.03
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	N/A	143	—	428	0.15
				679	20,693	17,742	6.18
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,504	6.45
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	—	—	180	0.06
Total Equity Investments				20,875	41,373	38,149	13.28
Total Investments				434,543	$448,522	$440,680	153.59%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or Prime. The one, three and six-month LIBOR were 1.6%, 1.7% and 1.8%, respectively, as of December 31, 2017. The Prime was 4.5% as of December 31, 2017.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(8)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2017. See note 7.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2018

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

Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2018.

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

Fair Value of Financial Instruments: The Company determines the fair value of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

The Company may invest in loans that contain a PIK interest rate provision. PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2018 and December 31, 2017.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2018 or December 31, 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

As of March 31, 2018 and December 31, 2017, the cost of investments for federal income tax purposes was $471,914 and $448,937, resulting in net unrealized depreciation of $4,172 and $8,256, respectively. This is comprised of gross unrealized appreciation of $5,809 and $3,953, and gross unrealized depreciation of $9,981 and $12,209, on a tax basis, as of March 31, 2018 and December 31, 2017, respectively.

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

During January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018, and the adoption of this standard did not have an impact on the Company’s financial condition, results of operations, or cash flows.

During August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues including, among other things, the classification of debt prepayment or debt extinguishment costs. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance only affects the classification of transactions as presented on the consolidated statements of cash flows. The Company adopted this guidance effective January 1, 2018, and the adoption of this standard did not have a material impact on the Company’s cash flows or disclosures.

During January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which, among other things, requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities generally be measured at fair value through earnings and (ii) an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU changes the disclosure requirements for financial instruments. This guidance is effective for annual reporting periods, and the interim periods within those periods, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or related disclosures as the Company does not hold any investments at amortized cost.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU supersedes the revenue recognition requirements in Revenue Recognition (Topic 605). Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the guidance in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, an update on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which includes amendments for enhanced clarification of the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers (Topic 606). The amendments in this update are of a similar nature to the items typically addressed in the technical corrections and improvements project. Additionally, in February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets , an update clarifying that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in-substance non-financial asset.” All of the guidance issued in conjunction with ASU 2014-09 have the same effective date as the original standard and should be adopted concurrent with the adoption of ASU 2014-09. The Company adopted the revised provisions to ASC Topic 606 effective January 1, 2018 using the modified retrospective method. The adoption of this guidance did not result in a change to the accounting for any of its revenue streams; as such, no cumulative effect adjustment was recorded.

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$258,841	$255,551	$232,786	$230,261
Second lien secured loans	170,095	166,559	174,363	172,270
Equity	41,373	45,632	41,373	38,149
Total	$470,309	$467,742	$448,522	$440,680

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2018		December 31, 2017
Advertising	$22,683	4.84%	$38,844	8.81%
Application Software	17,892	3.82	17,892	4.06
Auto Parts & Equipment	—	—	12,031	2.73
Automotive Retail	18,081	3.86	—	—
Broadcasting	26,592	5.68	26,591	6.03
Data Processing & Outsourced Services	22,925	4.90	23,188	5.26
Department Stores	7,146	1.53	7,146	1.62
Diversified Support Services	27,639	5.91	22,831	5.18
Environmental & Facilities Services	8,350	1.79	8,423	1.91
Food Retail	39,882	8.53	40,700	9.24
Health Care Facilities	11,248	2.40	12,669	2.87
Internet Retail	16,895	3.61	6,000	1.36
Internet Software & Services	29,136	6.23	17,576	3.99
Investment Banking & Brokerage	17,807	3.81	17,872	4.06
IT Consulting & Other Services	4,004	0.86	3,901	0.89
Leisure Facilities	4,670	1.00	4,679	1.06
Office Services & Supplies	—	—	4,466	1.01
Oil & Gas Exploration & Production	11,631	2.49	10,837	2.46
Other Diversified Financial Services	60,698	12.98	54,658	12.40
Research & Consulting Services	18,520	3.96	8,440	1.92
Security & Alarm Services	11,114	2.38	11,084	2.52
Specialized Consumer Services	18,999	4.06	19,000	4.31
Specialized Finance	68,150	14.57	68,216	15.48
Trucking	3,680	0.79	3,636	0.83
Total	$467,742	100.00%	$440,680	100.00%

The portfolio companies underlying the investments are located in the United States. As of each of March 31, 2018 and December 31, 2017, the weighted average remaining term of the Company’s debt investments was approximately 3.6 years and 3.4 years, respectively.

As of March 31, 2018, the total fair value of non-accrual loans was $119. As of December 31, 2017, the Company had no non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2018:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at March 31, 2018
Aretec Group, Inc.	Equity	$—	$17,314	$—	$—	$—	$7,827	$25,141
NMFC Senior Loan Program I LLC Units	Equity	650	18,504	—	—	—	246	18,750
RCS Creditor Trust Class B Units	Equity	—	428	—		—	115	543
Total		$650	$36,246	$—	$—	$—	$8,188	$44,434

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

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment, with a cost basis of $20,693, converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of March 31, 2018 and December 31, 2017, the fair value of the Company’s investment in Aretec Group, Inc. was $25,141 and $17,314, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2018 and 2017, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$255,551	$255,551
Second lien secured loans	-	-	166,559	166,559
Equity	619	-	45,013	45,632
Total investments	$619	$-	$467,123	$467,742

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$230,261	$230,261
Second lien secured loans	-	-	172,270	172,270
Equity	821	-	37,328	38,149
Total investments	$821	$-	$439,859	$440,680

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Acquisition of investments	85,883	-	-	85,883
Paid-in-kind income	142	-	-	142
Accretion of discount	1,444	154	-	1,598
Proceeds from principal payments and sales of portfolio investments	(61,414)	(4,422)	-	(65,836)
Net unrealized appreciation (depreciation)	(765)	(1,443)	7,685	5,477
Fair value, end of period	$255,551	$166,559	$45,013	$467,123
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2018	$(669)	$(1,379)	$7,685	$5,637

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Acquisition of investments	10,856	35,190	-	46,046
Paid-in-kind income	154	-	-	154
Accretion of discount	727	110	-	837
Proceeds from principal payments and sales of portfolio investments	(21,103)	(9,090)	-	(30,193)
Net realized gains (losses)	-	23	-	23
Net unrealized appreciation (depreciation)	2,018	1,730	(664)	3,084
Fair value, end of period	$237,865	$163,858	$29,942	$431,665
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2017	$1,287	$1,504	$(664)	$2,127

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$95,600	Discounted cash flows	Discount rate	11.1% – 15.5% (13.4%)
			Exit multiple	4.0x – 7.0x (5.4x)
	11,129	Market multiples	Exit multiple	3.0x
	11,889	Expected repayment	Repayment price	100.5
	136,933	Weighting of discounted cash	Discount rate	9.7% – 19.6% (12.1%)
		flows and consensus pricing	Market quotes	88.0 – 100.0 (97.4)
			Exit multiple	4.5x – 8.5x (6.8x)
	255,551

Second lien secured loans	118,703	Discounted cash flows	Discount rate	11.1% – 27.9% (17.1%)
			Exit multiple	5.0x – 8.0x (6.6x)
	119	Market multiples	Exit multiple	3.0x
	47,737	Weighting of discounted cash	Discount rate	10.2% – 17.1% (13.4%)
		flows and consensus pricing	Market quotes	89.3 – 100.9 (97.2)
			Exit multiple	5.0x – 8.5x (6.7x)
	166,559

Common Equity	18,750	Discounted cash flows	Discount rate	10.0%
			Discount for lack of marketability	5.0%
	543	Consensus pricing	Market quotes	$3.8/s
	25,141	Weighting of discounted cash	Discount rate	19.3%
		flows, market multiple and	Exit Multiple	7.0x
		consensus pricing	Market quotes	$63.4/s
			Discount for lack of marketability	11.0%
	44,434

Warrant	399	Discounted cash flows and	Discount rate	30.0%
		Option-pricing method	Exit multiple	4.0x
			Volatility	25.0%
			Discount for lack of marketability	13.0%
	180	Market multiples	Exit multiple	16.4x
			Discount for lack of marketability	15.0%
	579

Total Level 3 Investments	$467,123			25.0%

Investment Type	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$143,483	Discounted cash flows	Discount rate Exit multiple	10.8% – 79.8% (20.4%) 2.6x – 7.0x (5.8x)
	86,778	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% – 15.2% (12.2%) 81.0 – 99.0 (94.9) 5.0x – 8.5x (6.4x)
	230,261
Second lien secured loans	96,021	Discounted cash flows	Discount rate Exit multiple	11.7% – 112.2% (14.1%) 2.6x – 8.0x (7.3x)
	46,911	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% – 15.3% (12.5%) 89.0 – 100.3 (96.5) 5.0x – 8.5x (6.5x)
	4,466	Expected repayment	Repayment price	101.0
	24,872	Weighting of discounted cash flows and expected repayment	Discount rate Repayment price	15.4% 100.0
	172,270
Common Equity	18,504	Discounted cash flows	Discount rate	11.3%
	428	Consensus pricing	Market quotes	$3.0/s
	17,314	Weighting of discounted cash flows, market multiple and consensus pricing	Discount rate Exit multiple Market quotes	19.0% 7.3x $38.0/s
	36,246
Warrant	902	Discounted cash flows and Option-pricing method	Discount rate Exit multiple Volatility	27.0% 4.5x 25.0%
	180	Market multiple	Exit multiple	7.5x
	1,082
Total Level 3 investments	$439,859

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

The following table presents the amortized cost and fair values of the Company’s borrowings as of March 31, 2018 and December 31, 2017. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		March 31, 2018		December 31, 2017
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit Facility	3	$155,000	$158,059	$155,000	$157,139
Senior Notes	2	30,000	30,570	30,000	30,666
		$185,000	$188,629	$185,000	$187,805

NOTE 5 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On May 3, 2018, a “required majority” of the Company’s board of directors approved the reduced asset coverage requirements and separately recommended that the Company’s stockholders approve the reduced asset coverage requirements at the annual meeting of stockholders to be held on August 1, 2018. As a result, the Company’s asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150%, effective May 3, 2019, unless earlier approved by a vote of a majority of the Company’s stockholders at the annual meeting. In that case, the modified asset coverage requirements would be effective with respect to the Company on August 2, 2018, unless the annual meeting is adjourned or otherwise postponed. As of March 31, 2018, the Company’s asset coverage for borrowed amounts was 258.7%.

Total borrowings outstanding and undrawn as of March 31, 2018, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(2,683)
Total debt net issuance cost			$182,317

Total borrowings outstanding and undrawn as of December 31, 2017, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(2,878)
Total debt net issuance cost			$182,122

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

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $394,816 as of March 31, 2018 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2018, the Company had $155,000 in outstanding borrowings and $45,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $163,177 at a weighted average interest rate of 4.41% for the three months ended March 31, 2018. At March 31, 2018, the interest rate in effect on outstanding borrowings was 4.78%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2018, approximately $45,000 was available to be drawn by the Company based on these requirements.

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

During the three months ended March 31, 2018 and 2017, the Company incurred base management fees of $2,445 and $2,262, respectively.

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

During the three months ended March 31, 2018 and 2017, the Company incurred performance-based incentive fees of $2,144 and $1,631, respectively.

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

During the three months ended March 31, 2018 and 2017, the Company incurred allocated administrative service fees of $175 and $134, respectively.

Co-investments with Related Parties: At March 31, 2018 and December 31, 2017, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $89 and $61, respectively.

At March 31, 2018 and December 31, 2017, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $640,206 and $480,752, respectively.

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

The balance of unfunded commitments to extend credit was approximately $11.1 million and $6.4 million as of March 31, 2018 and December 31, 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of March 31, 2018 and December 31, 2017:

	Unfunded Commitment as of
	March 31, 2018	December 31, 2017
Revolving Loan Commitments:
ImageOne Industries, LLC	$1,836	$-
Nelson Worldwide, LLC	1,284	-
Team Car Care Holdings, LLC	1,547	-
	4,667	-
Delayed Draw Loan Commitments:
Planet Fit Indy 10 LLC	3,525	3,525
Rural Media Group, Inc.	2,867	2,867
	6,392	6,392
Total Unfunded Commitments	$11,059	$6,392

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

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2018	2017
Per share data:(1)
Net asset value, beginning of period	$13.98	$13.63

Net investment income	0.42	0.36
Net realized and unrealized gains on investments	0.26	0.17
Net increase in net assets resulting from operations	0.68	0.53

Distributions declared from net investment income	(0.36)	(0.36)
Net asset value, end of period	$14.30	$13.80

Total annualized return based on market value(2)	(30.22)%	54.32%
Total annualized return based on net asset value	19.16%	15.41%
Net assets, end of period	$293,516	$252,520
Per share market value at end of period	$12.42	$13.80
Shares outstanding end of period	20,531,948	18,303,890

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets	8.14%	8.68%
Ratio of incentive fees to average net assets	2.96%	2.61%
Ratio of total expenses to average net assets	11.10%	11.29%
Ratio of net investment income to average net assets	11.86%	10.44%
Portfolio turnover ratio	14.49%	7.16%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,
	2018	2017
Net increase in net assets resulting from operations	$13,853	$9,629
Weighted average shares outstanding	20,531,948	18,303,890
Basic and diluted per share net increase in net assets resulting from operations	$0.68	$0.53

NOTE 10 - SUBSEQUENT EVENTS

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

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares. Concurrent with the IPO, certain of our directors and officers, the managers of H.I.G. WhiteHorse Advisers, LLC, or WhiteHorse Advisers, and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement exempt from registration under the Securities Act. Our shares are listed on the NASDAQ Global Select Market under the symbol “WHF.”

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

On June 30, 2017, we completed an offering of 2,200,000 shares of our common stock at a public offering price of $13.97 per share. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of shares resulted in net proceeds to us of approximately $30.3 million, which was at or above our net asset value, or NAV, per share at the time of the offering.

Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On May 3, 2018, a “required majority” of our board of directors approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at the annual meeting of stockholders to be held on August 1, 2018. As a result, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150%, effective May 3, 2019, unless earlier approved by a vote of a majority of our stockholders at the annual meeting. In that case, the modified asset coverage requirements would be effective with respect to us on August 2, 2018, unless the annual meeting is adjourned or otherwise postponed.

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest rate based on the London Interbank Offered Rate, or LIBOR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

Our investment activities are managed by WhiteHorse Advisers and are supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under our investment advisory agreement with WhiteHorse Advisers, or the Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. We have also entered into an administration agreement, or the Administration Agreement, with H.I.G. WhiteHorse Administration, LLC, or WhiteHorse Administration. Under our Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

As of March 31, 2018, our investment portfolio consisted primarily of senior secured loans across 48 positions in 34 companies with an aggregate fair value of $467.7 million. As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of approximately $440.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

Recent Developments

On May 3, 2018, our board of directors, including a “required majority” (as defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. Our board of directors also approved the submission of a proposal for our stockholders to approve such modified asset coverage requirements at our annual meeting of stockholders on August 1, 2018. As a result, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150%, effective May 3, 2019, unless earlier approved by a vote of a majority of our stockholders at the annual meeting. In that case, the modified asset coverage requirements would be effective with respect to us on August 2, 2018, unless the annual meeting is adjourned or otherwise postponed.

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

Investment Income

Investment income for the three months ended March 31, 2018 totaled $16.6 million, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three months ended March 31, 2017 of $13.6 million. Investment income increased primarily as a result of an increase in fee income resulting from prepayments on five of our investments as well as an increase in interest income due to an increase in the average balance of income-earning investments as well as higher average interest rates. Investment income for the three months ended March 31, 2018 and 2017 included $2.1 million and $0.5 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $8.0 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively.

Interest expense totaled $2.6 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. The increase was due to higher interest rates resulting from an increase in LIBOR over the comparable period during the prior year.

Base management fees totaled $2.4 million and $2.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in base management fees is attributable to an increase in total gross assets as compared to the prior year period. Performance-based incentive fees totaled $2.1 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in performance-based incentive fees is attributable to an increase in net investment income.

Administrative service fees for the three months ended March 31, 2018 and 2017 totaled $0.2 million and $0.1 million, respectively.

General and administrative expenses were $0.7 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

We did not incur any realized gains or losses during the three months ended March 31, 2018. For the three months ended March 31, 2017, we incurred a net realized gain of approximately $23 thousand.

For the three months ended March 31, 2018 and 2017, we incurred net unrealized appreciation of $5.3 million and $3.1 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Unrealized appreciation during the three months ended March 31, 2018 was primarily attributable to a fair value increase in our investment in Aretec Group, Inc., partially offset by fair value decreases in our investments in Sigue Corporation and Grupo HIMA San Pablo, Inc. Unrealized appreciation during the three months ended March 31, 2017 was primarily attributable to fair value increases in our investments in Caelus Energy Alaska O3, LLC, Outcome Health, and AG Kings Holdings, Inc. as well as the reversal of prior unrealized depreciation upon the full repayment on our investment in ProPetro Services, Inc.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility (as defined below), and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. In March 2018, the SBCAA was enacted into law, which, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. See “—Overview.” We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities used cash and cash equivalents of $13.1 million during the three months ended March 31, 2018, primarily from the net acquisition of investments. Our financing activities used cash and cash equivalents of $7.3 million during the three months ended March 31, 2018, primarily due to the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $11.9 million during the three months ended March 31, 2017, primarily from the net acquisition of investments. Our financing activities generated cash and cash equivalents of $3.1 million during the three months ended March 31, 2017, primarily due to net borrowings under the Credit Facility partially offset by payment of distributions to stockholders.

As of March 31, 2018, we had cash and cash equivalent resources of $18.6 million, including $6.6 million of restricted cash.  As of the same date, we had approximately $45.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2017, we had cash and cash equivalent resources of $38.9 million, including $3.7 million of restricted cash. As of the same date, we had $45.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

As of March 31, 2018, there were $155.0 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $45.0 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $394.8 million as of March 31, 2018.

As of December 31, 2017, there was $155.0 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $45.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $376.1 million as of December 31, 2017.

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

Advances under the Credit Facility are based on the three-month LIBOR plus an annual spread of 2.75%. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on December 29, 2021.

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

If we fail to perform our obligations under the credit agreement or the related agreements, an event of default may occur, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the credit agreement. Any such developments could have a material adverse effect on our financial condition and results of operations.

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

Portfolio Investments and Yield

As of March 31, 2018, our investment portfolio consisted primarily of senior secured loans across 48 positions in 34 companies with an aggregate fair value of $467.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing less than 0.1% based on fair value. As of March 31, 2018, our portfolio had an average investment size of $9.7 million based on fair value, with investment sizes ranging from less than $0.1 million to $25.1 million and a weighted average effective yield of 12.0% on our income-producing investments.

As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of $440.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR) based on fair value. As of December 31, 2017, our portfolio had an average investment size of $10.2 million based on fair value, with investment sizes ranging from less than $0.1 million to $25.7 million and a weighted average effective yield of 11.9% on our income-producing investments.

For the three months ended March 31, 2018, we invested $85.9 million in new and existing portfolio companies, partially offset by repayments of $65.8 million, including $1.9 scheduled repayments and $63.9 unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	March 31, 2018		December 31, 2017
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$-	-%	$-	-%
2	394.9	84.4	369.7	83.9
3	72.7	15.6	70.8	16.1
4	0.1	0.0	0.2	0.0
5	-	-	-	-
Total Portfolio	$467.7	100.0%	$440.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2018 and December 31, 2017, we had commitments to fund approximately $11.1 million and $6.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three months ended March 31, 2018 and 2017, we declared to stockholders distributions of $0.355 per share, for total distributions of $7.3 million and $6.5 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2018, we estimate that distributions to stockholders did not include any return of capital, but included $0.4 million of long-term capital gains, for tax purposes, based on current earnings for the fiscal year ending December 31, 2018. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2018 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$155.0	$-	$-	$155.0	$-
Senior Notes	30.0	-	30.0	-	-
Total contractual obligations	$185.0	$-	$30.0	$155.0	$-

As of March 31, 2018, we had $45.0 million of unused borrowing capacity under the Credit Facility.

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

Impact of Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. Although we currently believe the new tax law will not have a material impact on us, the effects of the various provisions of the Tax Cuts and Jobs Act listed above on the respective tax positions of us, our stockholders and our portfolio companies depend on the factual circumstances of each, over time.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services – Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit and WhiteHorse Warehouse into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

Valuation of Portfolio Investments

We value our investments in accordance with ASC Topic 820 - Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by one or more independent valuation firms each quarter. When an external event occurs with respect to one of our portfolio companies, such as when a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by such external event to corroborate our valuation.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2018 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in millions).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$6,936	$1,550	$5,386
200	11,278	3,100	8,178
300	15,621	4,650	10,971
400	19,963	6,200	13,763
500	24,306	7,750	16,556

As of March 31, 2018, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to the below risk factors and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2017 which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. On May 3, 2018, our board of directors, including a “required majority” (as defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. See “Risk Factors – We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” Our board of directors also approved the submission of a proposal for our stockholders to approve such modified asset coverage requirements at our annual meeting of stockholders on August 1, 2018. As a result, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150%, effective May 3, 2019, unless earlier approved by a vote of a majority of our stockholders at the annual meeting. In that case, the modified asset coverage requirements would be effective with respect to us on August 2, 2018, unless the annual meeting is adjourned or otherwise postponed. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage requirements. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss, and, if we incur additional leverage as permitted by the SBCAA, these risks will be magnified. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.

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

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage as permitted by the SBCAA, this potential will be further magnified. We have incurred leverage in the past and currently incur leverage through the Credit Facility and the Senior Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

47

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

If the value of our assets decreases, leverage would cause our NAV to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to WhiteHorse Advisers.

The SBCAA, which was enacted into law in March 2018, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On May 3, 2018, a “required majority” of our board of directors approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at the annual meeting of stockholders to be held on August 1, 2018. As a result, our asset coverage requirements applicable to senior securities are expected to decrease from 200% to 150%, effective May 3, 2019, unless earlier approved by a vote of a majority of our stockholders at the annual meeting. In that case, the modified asset coverage requirements would be effective with respect to us on August 2, 2018, unless the annual meeting is adjourned or otherwise postponed. We will determine how, and to what extent, to implement a lower asset coverage ratio in consultation with our board of directors after we complete our evaluation of the various alternatives.

Through May 2, 2019 (or August 1, 2018 if the reduced asset coverage requirements are earlier approved by a vote of a majority of our stockholders at the annual meeting), we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If our asset coverage ratio declines below 200% before May 3, 2019 (or August 2, 2018 if the reduced asset coverage requirements are earlier approved by a vote of a majority of our stockholders at the annual meeting), we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of March 31, 2018, our total outstanding indebtedness was $185.0 million and our asset coverage was 258.7%.

The amount of leverage that we employ will depend on WhiteHorse Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility and the Senior Notes or obtain other credit at all or on terms acceptable to us.

48

In addition, the terms governing the Credit Facility and the Senior Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2018 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2018. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of March 31, 2018(1)	(19.2)%	(11.2)%	(3.3)%	4.7%	12.7%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(39.3)%	(24.5)%	(9.7)%	5.1%	19.9%

(1)	Assumes $492.6 million in total assets, $185.0 million in debt outstanding and $293.5 million in net assets as of March 31, 2018, and an average cost of funds of 5.1%, which is our weighted average borrowing cost as of March 31, 2018.
(2)	Assumes $894.0 million in total assets, $586.3 million in debt outstanding and $293.5 million in net assets as of March 31, 2018, and an average cost of funds of 4.9%, which would be our weighted average borrowing cost assuming 150% asset coverage as of March 31, 2018.

Based on our outstanding indebtedness of $185.0 million as of March 31, 2018 and an average cost of funds of 4.8% and 6.5%, which were the effective annualized interest rates of the Credit Facility and Senior Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $586.3 million on an assumed 150% asset coverage ratio and an average cost of funds of 4.8% and 6.5%, which were the effective annualized interest rates of the Credit Facility and Senior Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.3% to cover annual interest payments on our outstanding indebtedness.

49

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

WhiteHorse Finance, Inc.

Dated: May 10, 2018	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2018	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)