Form 10-Q
period 2018-06-30
WhiteHorse Finance, Inc.
filed 2018-08-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 8, 2018 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$454,514	$404,434
Non-controlled affiliate company investments	56,856	36,246
Total investments, at fair value (amortized cost $499,563 and $448,522, respectively)	511,370	440,680
Cash and cash equivalents	14,461	35,219
Restricted cash and cash equivalents	4,092	3,717
Interest receivable	5,356	4,947
Receivables from investments sold	1,702	783
Prepaid expenses and other receivables	1,486	185
Total assets	$538,467	$485,531

Liabilities
Debt	$215,311	$182,122
Distributions payable	7,289	7,289
Management fees payable	8,682	7,848
Accounts payable and accrued expenses	1,133	701
Interest payable	659	527
Advances received from unfunded credit facilities	112	92
Total liabilities	233,186	198,579

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,531,948 shares issued and outstanding, par value $0.001 per share and 100,000,000 authorized	20	20
Paid-in capital in excess of par	302,292	302,292
Accumulated overdistributed net investment income	(8,177)	(6,784)
Accumulated net realized losses on investments	(661)	(734)
Accumulated net unrealized appreciation (depreciation) on investments	11,807	(7,842)
Total net assets	305,281	286,952
Total liabilities and total net assets	$538,467	$485,531

Number of shares outstanding	20,531,948	20,531,948
Net asset value per share	$14.87	$13.98

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,265	$12,577	$27,028	$24,595
Fee income	788	1,058	2,980	1,825
From non-controlled affiliate company investments
Dividend income	601	650	1,251	1,440
Total investment income	14,654	14,285	31,259	27,860

Expenses
Interest expense	2,801	2,559	5,366	5,003
Base management fees	2,607	2,390	5,052	4,652
Performance-based incentive fees	3,891	1,734	6,035	3,365
Administrative service fees	175	158	350	292
General and administrative expenses	573	508	1,271	1,090
Total expenses	10,047	7,349	18,074	14,402
Net investment income	4,607	6,936	13,185	13,458

Realized and unrealized gains (losses) on investments
Net realized gains
Non-controlled/non-affiliate company investments	73	-	73	23
Net realized gains	73	-	73	23
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	1,950	(2,294)	(961)	933
Non-controlled affiliate company investments	12,424	2,633	20,610	2,490
Net change in unrealized appreciation	14,374	339	19,649	3,423
Net realized and unrealized gains on investments	14,447	339	19,722	3,446
Net increase in net assets resulting from operations	$19,054	$7,275	$32,907	$16,904

Per Common Share Data
Basic and diluted earnings per common share	$0.93	$0.39	$1.60	$0.91
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	20,531,948	18,341,967	20,531,948	18,323,034

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Net Realized Losses on	Accumulated Net Unrealized Appreciation (Depreciation) on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

Stock issued in connection with public offering	2,200,000	2	30,294				30,296

Stock issued in connection with distribution reinvestment plan	14,214	-	197				197

Net increase in net assets resulting from operations	-	-	-	13,458	23	3,423	16,904

Distributions declared	-	-	-	(13,001)	-	-	(13,001)

Balance at June 30, 2017	20,518,104	$20	$302,733	$(4,966)	$(819)	$(13,183)	$283,785

Balance at December 31, 2017	20,531,948	$20	$302,292	$(6,784)	$(734)	$(7,842)	$286,952

Net increase in net assets resulting from operations	-	-	-	13,185	73	19,649	32,907

Distributions declared	-	-	-	(14,578)	-	-	(14,578)

Balance at June 30, 2018	20,531,948	$20	$302,292	$(8,177)	$(661)	$11,807	$305,281

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$32,907	$16,904
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(315)	(326)
Net realized gains on investments	(73)	(23)
Net unrealized appreciation on investments	(19,649)	(3,423)
Accretion of discount	(2,397)	(1,689)
Amortization of deferred financing costs	389	428
Acquisition of investments	(164,479)	(86,453)
Proceeds from principal payments and sales of portfolio investments	116,223	65,735
Net changes in operating assets and liabilities:
Interest receivable	(409)	(931)
Prepaid expenses and other receivables	(1,301)	14
Receivable from investments sold	(919)	881
Payables for investments purchased	-	(995)
Management fees payable	834	485
Accounts payable and accrued expenses	432	475
Interest payable	132	23
Advances received from unfunded credit facilities	20	-
Net cash used in operating activities	(38,605)	(8,895)

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	-	30,296
Borrowings	85,100	102,567
Repayment of debt	(52,300)	(95,317)
Deferred financing costs	-	(1,028)
Distributions paid to common stockholders, net of distributions reinvested	(14,578)	(12,799)
Net cash provided by financing activities	18,222	23,719

Net change in cash, cash equivalents and restricted cash	(20,383)	14,824
Cash, cash equivalents and restricted cash at beginning of period	38,936	28,894
Cash, cash equivalents and restricted cash at end of period	$18,553	$43,718

Supplemental disclosure of cash flow information:
Interest paid	$4,845	$4,552

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	June 30,
	2018	2017
Cash and cash equivalents	$14,461	$39,731
Restricted cash	4,092	3,987

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$18,553	$43,718

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	9.09%	03/27/23	12,344	$12,344	$12,344	4.04%
	(0.50% Floor)
Outcome Health
First Lien Secured Term Loan	L+ 9.50%	11.88%	12/22/21	10,189	9,523	8,624	2.82
	(1.00% Floor)	(3.00% PIK)
				22,533	21,867	20,968	6.86
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50%	12.04%	02/03/25	18,000	17,702	17,919	5.87
	(1.00% Floor)
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(11)	base rate+ 7.99%	10.11%	02/23/23	18,453	18,066	18,122	5.94
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	P+ 7.00%	12.00%	02/23/23	430	421	426	0.14
	(1.00% Floor)
				18,883	18,487	18,548	6.08
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00%	10.09%	12/28/22	18,824	18,485	18,598	6.09
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.85%	10.21%	12/29/22	7,089	6,961	6,989	2.29
	(1.00% Floor)
				25,913	25,446	25,587	8.38
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.35%	9.67%	06/08/23	15,000	14,778	14,792	4.85
	(1.00% Floor)

Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	10.23%	12/23/21	23,008	22,723	22,681	7.43
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75%	11.84%	02/26/23	7,146	7,048	7,146	2.34
	(1.00% Floor)
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.50%	11.11%	04/28/22	7,585	7,418	7,535	2.47
	(1.00% Floor)
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 8.00%	10.09%	01/11/23	7,416	7,282	7,387	2.42
	(1.00% Floor)
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50%	11.88%	09/18/22	8,670	8,565	8,757	2.87
	(1.00% Floor)
				23,671	23,265	23,679	7.76
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50%	11.86%	09/30/20	8,500	8,373	8,404	2.75
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95%	12.29%	08/10/21	13,113	12,761	12,758	4.18
	(1.00% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	13.07%	11/20/19	16,508	$16,421	$16,343	5.35%
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+ 11.00%	13.07%	11/20/19	5,145	5,109	5,094	1.67
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	13.07%	11/20/19	4,784	4,752	4,736	1.55
	(1.00% Floor)	(1.00% PIK)
				39,550	39,043	38,931	12.75
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00%	11.37%	05/31/19	14,250	14,250	11,229	3.68
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	07/31/18	1,028	1,024	103	0.03
		(2.00% PIK)
				15,278	15,274	11,332	3.71
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50%	9.84%	06/28/23	15,063	14,744	14,743	4.83
	(1.00% Floor)
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.59%	10.69%	03/09/23	17,100	16,909	16,903	5.54
	(1.00% Floor)
Internet Software & Services
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00%	10.36%	02/01/23	11,213	11,058	11,054	3.62
	(1.00% Floor)
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50%	12.01%	02/02/24	18,000	17,640	17,726	5.81
	(1.00% Floor)
				29,213	28,698	28,780	9.43
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02%	10.11%	05/05/22	12,825	12,603	12,825	4.20
	(1.00% Floor)
First Lien Last Out Secured Term Loan	L+ 12.00%	14.09%	05/05/22	4,750	4,668	4,750	1.56
	(1.00% Floor)
				17,575	17,271	17,575	5.76
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00%	11.09%	01/10/23	4,192	4,118	4,067	1.33
	(1.00% Floor)	(2.00% PIK)
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25%	9.58%	03/07/22	1,925	1,909	1,925	0.63
	(1.00% Floor)
First Lien Initial Delayed Draw Loan	L+ 7.25%	9.56%	03/07/22	6,183	6,160	6,183	2.03
	(1.00% Floor)
First Lien Initial Term Loan	L+ 7.25%	9.57%	03/07/22	131	130	131	0.04
	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.09%	04/16/23	10,913	10,693	10,697	3.50
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.00%	9.09%	04/16/23	-	-	-	-
	(1.00% Floor)
				19,152	18,892	18,936	6.20
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	9.83%	04/15/20	13,000	12,945	11,794	3.86
	(1.25% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00%	14.33%	12/27/18	25,000	24,951	24,000	7.86
	(1.00% Floor)
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan	L+ 6.86%	8.93%	05/15/23	13,543	13,279	13,273	4.35
	(1.00% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(10)	Fair Value As A Percentage of Net Assets
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.00%	10.33%	01/09/23	17,666	$17,266	$17,290	5.66%
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 8.00%	10.33%	01/09/23	1,234	1,206	1,210	0.40
	(1.00% Floor)
				18,900	18,472	18,500	6.06
Security & Alarm Services
SecurAmerica, LLC
First Lien Secured Term Loan	L+ 8.50%	10.81%	11/17/22	11,320	11,072	11,102	3.64
	(1.00% Floor)
Specialized Finance
Golden Pear Funding III, LLC(5)
Second Lien Secured Term Loan	L+ 11.25%	13.61%	06/25/20	25,000	24,884	24,907	8.16
	(1.00% Floor)
Second Lien Secured Revolving Loan(7)	L+ 11.25%	13.61%	06/25/20	-	-	2	-
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.73%	03/09/22	20,000	19,732	20,000	6.55
	(1.00% Floor)
				45,000	44,616	44,909	14.71
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.75%	11.11%	05/04/23	14,545	14,193	14,182	4.65
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 8.75%	11.09%	05/04/23	582	568	567	0.19
	(1.00% Floor)
				15,127	14,761	14,749	4.84
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	11.34%	06/15/22	3,500	3,456	3,500	1.15
	(1.00% Floor)
Total Debt Investments				465,167	458,190	452,818	148.34

Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	12/08/25	187	560	457	0.15

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	-	-	8	-
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	153	0.05
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	153	0.05
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	153	0.05
				9	-	467	0.15

Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	N/A	8	-	345	0.11

Other Diversified Financial Services
Aretec Group, Inc. (4)(5)(6)	N/A	N/A	N/A	536	20,693	37,363	12.24

RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	N/A	143	-	535	0.18

SFS Global Holding Company Warrants(4)	N/A	N/A	N/A	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	N/A	6	-	327	0.11
				685	20,693	38,225	12.53
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,958	6.21

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	-	-	100	0.03

Total Equity Investments				20,889	41,373	58,552	19.18

Total Investments				$486,056	$499,563	$511,370	167.52%

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2018

(in thousands)

(1) Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.1%, 2.3% and 2.5%, respectively, as of June 30, 2018. The Prime was 5.0% as of June 30, 2018.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4) The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5) Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 81%, of total assets as of the date of the consolidated schedule of investments.

(6) Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7) The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2018. See Note 7.

(8) The investment is on non-accrual status.

(9) The fair value of the investment was determined using observable inputs. See Note 4.

(10) Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(11) The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (7)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC (f/k/a Fluent Acquisition II, LLC)
First Lien Secured Term Loan	L+ 11.50% (0.50% Floor)	13.05% (1.00% PIK)	12/08/20	25,650	$25,352	$25,651	8.94%
Outcome Health
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.13%	12/22/21	14,853	13,667	12,372	4.31
				40,503	39,019	38,023	13.25
Application Software
Intermedia Holdings, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	02/03/25	18,000	17,680	17,892	6.24
Auto Parts & Equipment
Crowne Group, LLC
First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	10.73%	05/26/21	12,031	11,747	12,031	4.19
Broadcasting
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.56%	12/28/22	20,000	19,601	19,600	6.83
Rural Media Group, Inc.
First Lien Secured Term Loan	P+ 5.75% (1.00% Floor)	10.25%	12/29/22	7,133	6,991	6,991	2.44
First Lien Secured Delayed Draw Loan (8)	P+ 5.75% (1.00% Floor)	10.25%	12/29/22	-	-	-	-
				27,133	26,592	26,591	9.27
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.61%	12/23/21	23,305	22,975	23,188	8.08
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75% (1.00% Floor)	11.32%	02/26/23	7,146	7,038	7,146	2.49
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan(4)	L+ 8.50% (1.00% Floor)	9.88%	04/28/22	14,329	13,971	14,180	4.94
Sitel Worldwide Corporation
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	09/18/22	8,670	8,553	8,651	3.01
				22,999	22,524	22,831	7.95
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	09/30/20	8,500	8,345	8,423	2.94

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (7)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	11.64%	08/10/21	13,615	$13,190	$13,479	4.70%
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	16,853	16,732	16,516	5.76
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	5,119	5,070	5,017	1.75
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	12.48% (1.00% PIK)	11/20/19	4,884	4,840	4,786	1.67
				40,471	39,832	39,798	13.88
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	10.50%	01/31/18	14,250	14,245	12,430	4.33
Second Lien Secured Term Loan	N/A	15.75% (2.00% PIK)	07/31/18	1,027	1,023	239	0.08
				15,277	15,268	12,669	4.41
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 9.77% (1.00% Floor)	11.34%	03/17/21	6,000	5,923	6,000	2.09
Internet Software & Services
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.88%	02/02/24	18,000	17,608	17,576	6.13
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	9.59%	05/05/22	13,163	12,905	13,042	4.55
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	13.57%	05/05/22	4,875	4,780	4,830	1.68
				18,038	17,685	17,872	6.23
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.57% (2.00% PIK)	01/10/23	4,150	4,067	3,901	1.36
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Initial Secured Term Loan	L+ 7.25% (1.00% Floor)	8.77%	03/07/22	132	131	131	0.05
First Lien Incremental Secured Term Loan	L+ 7.25% (1.00% Floor)	8.94%	03/07/22	1,935	1,916	1,916	0.67
First Lien Initial Secured Delayed Draw Loan (8)	L+ 7.25% (1.00% Floor)	8.73%	03/07/22	2,658	2,632	2,632	0.92
				4,725	4,679	4,679	1.64

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (7)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+ 11.25% (1.00% Floor)	12.61%	01/25/21	4,422	$4,402	$4,466	1.56%
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50% (1.25% Floor)	9.10%	04/15/20	13,000	12,929	10,837	3.78
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.50% (1.00% Floor)	13.19%	12/27/18	25,000	24,901	24,872	8.67
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.38%	04/02/18	12,044	12,003	12,044	4.20
				37,044	36,904	36,916	12.87
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+ 12.00% (0.50% Floor)	13.53%	10/09/20	9,104	9,004	8,440	2.94
Security & Alarm Services
SecurAmerica, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.92%	11/17/22	11,320	11,044	11,084	3.86
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00% (1.25% Floor)	10.57%	07/01/20	19,000	18,912	19,000	6.62
Specialized Finance
Golden Pear Funding III, LLC (5)
Second Lien Secured Term Loan	L+ 10.25% (1.00% Floor)	11.63%	06/25/20	25,000	24,855	24,760	8.63
Second Lien Secured Revolving Loan	L+ 10.25% (1.00% Floor)	11.63%	06/25/20	5,000	4,971	4,952	1.73
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	12.11%	03/09/22	20,000	19,696	20,000	6.97
				50,000	49,522	49,712	17.33
Trucking
Sunteck/TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.59%	06/15/22	3,500	3,450	3,456	1.20
Total Debt Investments				413,668	407,149	402,531	140.31
Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.)(4)	N/A	N/A	12/08/25	187	560	821	0.29
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	-	-	14	0.00
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	12/31/24	3	-	296	0.10

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (7)	Fair Value As A Percentage of Net Assets
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	12/31/24	3	$-	$296	0.10%
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	12/31/24	3	-	296	0.10
				9	-	902	0.30
Other Diversified Financial Services
Aretec Group, Inc.(4)(5)(6)	N/A	N/A	N/A	536	20,693	17,314	6.03
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	N/A	143	-	428	0.15
				679	20,693	17,742	6.18
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,504	6.45
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	N/A	-	-	180	0.06
Total Equity Investments				20,875	41,373	38,149	13.28
Total Investments				434,543	$448,522	$440,680	153.59%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or Prime. The one, three and six-month LIBOR were 1.6%, 1.7% and 1.8%, respectively, as of December 31, 2017. The Prime was 4.5% as of December 31, 2017.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(8)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2017. See note 7.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2018

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance, Inc. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”). The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2018 and December 31, 2017.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2018 or December 31, 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

As of June 30, 2018 and December 31, 2017, the cost of investments for federal income tax purposes was $501,509 and $448,937, resulting in net unrealized appreciation of $9,861 and net unrealized depreciation of $8,256, respectively. This is comprised of gross unrealized appreciation of $18,303 and $3,953, and gross unrealized depreciation of $8,442 and $12,209, on a tax basis, as of June 30, 2018 and December 31, 2017, respectively.

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

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$311,870	$308,560	$232,786	$230,261
Second lien secured loans	146,320	144,258	174,363	172,270
Equity	41,373	58,552	41,373	38,149
Total	$499,563	$511,370	$448,522	$440,680

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2018		December 31, 2017
Advertising	$21,425	4.19%	$38,844	8.81%
Application Software	17,919	3.50	17,892	4.06
Auto Parts & Equipment	-	-	12,031	2.73
Automotive Retail	18,548	3.63	-	-
Broadcasting	25,587	5.00	26,591	6.03
Cable & Satellite	14,792	2.89	-	-
Data Processing & Outsourced Services	22,681	4.44	23,188	5.26
Department Stores	7,146	1.40	7,146	1.62
Diversified Support Services	23,679	4.63	22,831	5.18
Environmental & Facilities Services	8,404	1.64	8,423	1.91
Food Retail	39,398	7.70	40,700	9.24
Health Care Facilities	11,332	2.22	12,669	2.87
Health Care Services	15,088	2.95	-	-
Internet Retail	16,903	3.31	6,000	1.36
Internet Software & Services	28,780	5.63	17,576	3.99
Investment Banking & Brokerage	17,575	3.44	17,872	4.06
IT Consulting & Other Services	4,067	0.80	3,901	0.89
Leisure Facilities	18,936	3.70	4,679	1.06
Office Services & Supplies	-	-	4,466	1.01
Oil & Gas Exploration & Production	11,794	2.31	10,837	2.46
Other Diversified Financial Services	62,225	12.17	54,658	12.40
Packaged Foods & Meats	13,273	2.59	-	-
Research & Consulting Services	18,500	3.62	8,440	1.92
Security & Alarm Services	11,102	2.17	11,084	2.52
Specialized Consumer Services	-	-	19,000	4.31
Specialized Finance	63,867	12.49	68,216	15.48
Technology Hardware, Storage & Peripherals	14,749	2.88	-	-
Trucking	3,600	0.70	3,636	0.83
Total	$511,370	100.00%	$440,680	100.00%

The portfolio companies underlying the investments are located in the United States. As of June 30, 2018 and December 31, 2017, the weighted average remaining term of the Company’s debt investments was approximately 3.7 years and 3.4 years, respectively.

As of June 30, 2018, the total fair value of non-accrual loans was $103. As of December 31, 2017, the Company had no non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2018:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at June 30, 2018
Aretec Group, Inc.	Equity	$-	$17,314	$-	$-	$-	$20,049	$37,363
NMFC Senior Loan Program I LLC Units	Equity	650	18,504	-	-	-	454	18,958
RCS Creditor Trust Class B Units	Equity	-	428	-		-	107	535
Total		$650	$36,246	$-	$-	$-	$20,610	$56,856

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2017:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2017
Aretec Group, Inc.	Equity	$-	$7,505	$-	$-	$-	$9,809	$17,314
NMFC Senior Loan Program I LLC Units	Equity	2,713	18,993	-	-	-	(489)	18,504
RCS Creditor Trust Class B Units	Equity	-	-	-		-	428	428
Total		$2,713	$26,498	$-	$-	$-	$9,748	$36,246

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment, with a cost basis of $20,693, converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of June 30, 2018 and December 31, 2017, the fair value of the Company’s investment in Aretec Group, Inc. was $37,363 and $17,314, respectively.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2018 and 2017, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

 The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$308,560	$308,560
Second lien secured loans	-	-	144,258	144,258
Equity	457	-	58,095	58,552
Total investments	$457	$-	$510,913	$511,370

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$230,261	$230,261
Second lien secured loans	-	-	172,270	172,270
Equity	821	-	37,328	38,149
Total investments	$821	$-	$439,859	$440,680

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$255,551	$166,559	$45,013	$467,123
Acquisition of investments	78,573	23	-	78,596
Paid-in-kind income	173	-	-	173
Accretion of discount	596	203	-	799
Proceeds from principal payments and sales of portfolio investments	(26,263)	(24,000)	-	(50,263)
Net realized losses	(51)	-	-	(51)
Net unrealized appreciation (depreciation)	(19)	1,473	13,082	14,536
Fair value, end of period	$308,560	$144,258	$58,095	$510,913
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2018	$50	$1,552	$13,082	$14,684

 The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Acquisition of investments	164,456	23	-	164,479
Paid-in-kind income	315	-	-	315
Accretion of discount	2,040	357	-	2,397
Proceeds from principal payments and sales of portfolio investments	(87,677)	(28,422)	-	(116,099)
Net realized losses	(51)	-	-	(51)
Net unrealized appreciation (depreciation)	(784)	30	20,767	20,013
Fair value, end of period	$308,560	$144,258	$58,095	$510,913
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2018	$(648)	$183	$20,767	$20,302

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$237,865	$163,858	$29,942	$431,665
Acquisition of investments	40,407	-	-	40,407
Paid-in-kind income	172	-	-	172
Accretion of discount	727	125	-	852
Proceeds from principal payments and sales of portfolio investments	(34,964)	(578)	-	(35,542)
Net realized gains (losses)	-	-	-	-
Net unrealized appreciation (depreciation)	(1,548)	(117)	2,004	339
Fair value, end of period	$242,659	$163,288	$31,946	$437,893
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2017	$(969)	$(112)	$2,004	$923

 The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Acquisition of investments	51,263	35,190	-	86,453
Paid-in-kind income	326	-	-	326
Accretion of discount	1,454	235	-	1,689
Proceeds from principal payments and sales of portfolio investments	(56,067)	(9,668)	-	(65,735)
Net realized gains (losses)	-	23	-	23
Net unrealized appreciation	470	1,613	1,340	3,423
Fair value, end of period	$242,659	$163,288	$31,946	$437,893
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2017	$(52)	$1,392	$1,340	$2,680

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$90,789	Discounted cash flows	Discount rate Exit multiple	10.8% – 15.7% (13.8%) 4.5x – 7.0x (5.6x)
	11,229	Market multiples	Exit multiple	2.7x
	206,542	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% – 20.1% (11.8%) 84.8 – 100.0 (97.5) 4.5x – 9.0x (6.9x)
	$308,560

Second lien secured loans	$90,291	Discounted cash flows	Discount rate Exit multiple	10.6% – 21.0% (15.2%) 4.1x – 8.0x (6.5x)
	103	Market multiples	Exit multiple	2.7x
	28,955	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	11.9% – 17.8% (16.0%) 93.3 – 100.1 (96.5) 8.5x
	24,909	Weighting of discounted cash flows and expected repayment	Discount rate Expected repayment	16.5% 100.0
	$144,258

Common Equity	$18,958	Discounted cash flows	Discount rate Discount for lack of marketability	10.7% 2.5%
	535	Consensus pricing	Market quotes	$3.8/s
	37,363	Weighting of discounted cash flows, market multiple and consensus pricing	Discount rate Exit Multiple Market quotes Discount for lack of marketability	17.6% 9.5x $69.3/s 11.0%
	$56,856

Warrant	$1,139	Discounted cash flows and Option-pricing method	Discount rate Exit multiple Volatility Discount for lack of marketability	16.0% - 31.0% (23.3%) 4.0x – 8.0x (5.6x) 2.7% - 25.0% (12.3%) 13.0% - 55.0% (35.4%)
	100	Market multiples	Exit multiple Discount for lack of marketability	21.0x 15.0%
	$1,239

Total Level 3 Investments	$510,913

Investment Type	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$143,483	Discounted cash flows	Discount rate Exit multiple	10.8% - 79.8% (20.4%) 2.6x - 7.0x (5.8x)
	86,778	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% - 15.2% (12.2%) 81.0 - 99.0 (94.9) 5.0x - 8.5x (6.4x)
	230,261
Second lien secured loans	96,021	Discounted cash flows	Discount rate Exit multiple	11.7% - 112.2% (14.1%) 2.6x - 8.0x (7.3x)
	46,911	Weighting of discounted cash flows and consensus pricing	Discount rate Market quotes Exit multiple	9.7% - 15.3% (12.5%) 89.0 - 100.3 (96.5) 5.0x - 8.5x (6.5x)
	4,466	Expected repayment	Repayment price	101.0
	24,872	Weighting of discounted cash flows and expected repayment	Discount rate Repayment price	15.4% 100.0
	172,270
Common Equity	18,504	Discounted cash flows	Discount rate	11.3%
	428	Consensus pricing	Market quotes	$3.0/s
	17,314	Weighting of discounted cash flows, market multiple and consensus pricing	Discount rate Exit multiple Market quotes	19.0% 7.3x $38.0/s
	36,246
Warrant	902	Discounted cash flows and Option-pricing method	Discount rate Exit multiple Volatility	27.0% 4.5x 25.0%
	180	Market multiple	Exit multiple	7.5x
	1,082
Total Level 3 investments	$439,859

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of June 30, 2018 and December 31, 2017. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		June 30, 2018		December 31, 2017
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit Facility	3	$187,800	$190,492	$155,000	$157,139
Senior Notes	2	30,000	30,721	30,000	30,666
		$217,800	$221,213	$185,000	$187,805

NOTE 5 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On May 3, 2018, a “required majority” of the Company’s board of directors approved the reduced asset coverage requirements and separately recommended that the Company’s stockholders approve the reduced asset coverage requirements at the Company’s 2018 annual meeting. On August 1, 2018, the Company’s stockholders approved the reduced asset coverage requirement.  As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2018, the Company’s asset coverage for borrowed amounts was 240.2%.

Total borrowings outstanding and undrawn as of June 30, 2018, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$187,800	$12,200
Senior Notes	2020	6.50%	30,000	-
Total debt			217,800	$12,200
Debt issuance cost			(2,489)
Total debt net issuance cost			$215,311

Total borrowings outstanding and undrawn as of December 31, 2017, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(2,878)
Total debt net issuance cost			$182,122

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, WhiteHorse Credit and JPMorgan again amended and restated the terms of the Credit Facility to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220,000 to $235,000 and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit.

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $428,818 as of June 30, 2018 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2018, the Company had $187,800 in outstanding borrowings and $12,200 undrawn under the Credit Facility. Weighted average outstanding borrowings were $165,738 and $164,465 at a weighted average interest rate of 4.88% and 4.65%, respectively, for the three and six months ended June 30, 2018. At June 30, 2018, the interest rate in effect on outstanding borrowings was 5.07%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2018, approximately $12,200 was available to be drawn by the Company based on these requirements.

Senior Notes: On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes mature on July 31, 2020. On July 10, 2018, the Company notified the trustee for its Senior Notes of its election to redeem the $30,000 aggregate principal amount of the Senior Notes outstanding in full in accordance with the terms of the indenture agreement under which the Senior Notes are issued. The redemption was completed on August 9, 2018. Following the redemption, none of the Senior Notes remained outstanding, and they were delisted from the NASDAQ Global Select Market. The Senior Notes are the Company’s direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. Prior to August 9, 2018, the Senior Notes were listed on the NASDAQ Global Select Market under the symbol “WHFBL.”

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

During the three and six months ended June 30, 2018, the Company incurred base management fees of $2,607 and $5,052, respectively. During the three and six months ended June 30, 2017, the Company incurred base management fees of $2,390 and $4,652, respectively.

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

The first component, which is income-based (the “Income Incentive Fee”), is calculated and payable quarterly in arrears and is determined based on Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means, in each case on a consolidated basis, interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees received from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (the “Administration Agreement”), any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

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

The second component, the capital gains component of the incentive fee (the “Capital Gains Incentive Fee”), which is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commenced on January 1, 2013, and equals 20% of cumulative aggregate realized capital gains from January 1 through the end of each calendar year, computed net of aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of each year (the “Capital Gains Incentive Fee Base”), less the aggregate amount of any previously paid Capital Gains Incentive Fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no Capital Gains Incentive Fee will be payable for the year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the Capital Gains Incentive Fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2018, the Company accrued a Capital Gains Incentive Fee of $2,191 and $2,191, respectively, which accruals are included in performance-based incentive fees in the consolidated statements of operations. For the three and six months ended June 30, 2017, the Company did not accrue a Capital Gains Incentive Fee. As of June 30, 2018 and December 31, 2017, included in management fees payable on the consolidated statements of assets and liabilities were $2,191 and $0, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable Income Incentive Fee even after incurring a loss in that quarter due to realized and unrealized capital losses.

During the three and six months ended June 30, 2018, the Company incurred total performance-based incentive fees of $3,891 and $6,035, respectively. During the three and six months ended June 30, 2017, the Company incurred total performance-based incentive fees of $1,734 and $3,365, respectively.

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

During the three and six months ended June 30, 2018, the Company incurred allocated administrative service fees of $175 and $350, respectively. During the three and six months ended June 30, 2017, the Company incurred allocated administrative service fees of $158 and $292, respectively.

Co-investments with Related Parties: At June 30, 2018 and December 31, 2017, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $132 and $61, respectively.

At June 30, 2018 and December 31, 2017, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments with fair value of $857,574 and $480,752, respectively.

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

The balance of unfunded commitments to extend credit was approximately $9.0 million and $6.4 million as of June 30, 2018 and December 31, 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of June 30, 2018 and December 31, 2017:

	Unfunded Commitment as of
	June 30, 2018	December 31, 2017
Revolving Loan Commitments:
Golden Pear Funding III, LLC	$5,000	$-
Lift Brands, Inc.	752	-
Nelson Worldwide, LLC	1,284	-
Source Code Midco, LLC	873	-
Team Car Care Holdings, LLC	1,117	-
	9,026	-
Delayed Draw Loan Commitments:
Planet Fit Indy 10 LLC	-	3,525
Rural Media Group, Inc.	-	2,867
	-	6,392
Total Unfunded Commitments	$9,026	$6,392

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

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2018	2017
Per share data:(1)
Net asset value, beginning of period	$13.98	$13.63

Net investment income	0.64	0.73
Net realized and unrealized gains on investments	0.96	0.18
Net increase in net assets resulting from operations	1.60	0.91

Distributions declared from net investment income	(0.71)	(0.71)
Net asset value, end of period	$14.87	$13.83

Total annualized return based on market value(2)	16.38%	19.88%
Total annualized return based on net asset value	22.30%	13.43%
Net assets, end of period	$305,281	$283,785
Per share market value at end of period	$14.51	$13.37
Shares outstanding end of period	20,531,948	20,518,104

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets	8.16%	8.77%
Ratio of incentive fees to average net assets	4.09%	2.67%
Ratio of total expenses to average net assets	12.25%	11.44%
Ratio of net investment income to average net assets	8.93%	10.69%
Portfolio turnover ratio	24.56%	7.16%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$19,054	$7,275	$32,907	$16,904
Weighted average shares outstanding	20,531,948	18,341,967	20,531,948	18,323,034
Basic and diluted per share net increase in net assets resulting from operations	$0.93	$0.39	$1.60	$0.91

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that, other than the item disclosed below, there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On July 10, 2018, the Company notified American Stock Transfer & Trust Company, LLC, the trustee for its Senior Notes, of its election to redeem the $30 million aggregate principal amount of the Senior Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the Senior Notes in accordance with the terms of the indenture agreement under which the Senior Notes were issued. The redemption was completed on August 9, 2018, and the Senior Notes were delisted from the NASDAQ Global Select Market.

On July 13, 2018, the Company entered into an agreement (the “Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured notes (the “Private Senior Notes”) to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Senior Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Senior Notes cease to have an investment grade rating. The Private Senior Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Private Senior Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its Senior Notes, as discussed above.

On August 1, 2018, the Company’s board of directors approved the renewal of the Company’s Investment Advisory Agreement with WhiteHorse Advisers for a one-year term.  The Company’s board of directors considered the nature, extent and quality of the advisory and other services provided to the Company by WhiteHorse Advisers, the investment performance of the Company and WhiteHorse Advisers, the fee structures of comparable externally managed business development companies that engage in similar investing activities and various other matters.

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

Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On May 3, 2018, a “required majority” of our board of directors approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at the 2018 annual meeting of stockholders. On August 1, 2018, our stockholders approved the reduced asset coverage requirement.  As a result, our asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018.

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

We bear all other costs and expenses of our operations and transactions, including:

•	our organization;

•	the base management fee and any incentive fee;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);

•	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	the costs of all future offerings of common shares and other securities, and other incurrences of debt;

•	transfer agent and custody fees and expenses;

•	distributions on our shares;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent directors’ fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

WhiteHorse Advisers or WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

Recent Developments

On July 10, 2018, we notified American Stock Transfer & Trust Company, LLC, the trustee for our 6.50% senior notes due 2020, or the Senior Notes, of our election to redeem the $30 million aggregate principal amount of the Senior Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the Senior Notes in accordance with the terms of the indenture agreement under which the Senior Notes are issued. The redemption was completed on August 9, 2018, and the Senior Notes were delisted from the NASDAQ Global Select Market.

On July 13, 2018, we entered into an agreement governing the issuance of $30 million aggregate principal amount of senior unsecured notes due 2023, or the 2023 Notes, to qualified institutional investors in a private placement offered in reliance on Section 4(a)(2) of the Securities Act. The 2023 Notes have a fixed interest rate of 6.00% and are due on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with the terms of the 2023 Notes. Interest on the 2023 Notes will be due semiannually, and the interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 2023 Notes cease to have an investment grade rating. In addition, we are obligated to offer to repay the 2023 Notes at par if certain change in control events occur. The 2023 Notes are general unsecured obligations that rank pari passu with all of our outstanding and future unsecured unsubordinated indebtedness issued by us. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem all of our Senior Notes, as discussed above.

On August 1, 2018, our stockholders approved the reduced asset coverage requirement as previously discussed. As a result, our asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018.

On August 1, 2018, our board of directors approved the renewal of the Investment Advisory Agreement with WhiteHorse Advisers for a one-year term. Our board of directors considered the nature, extent and quality of the advisory and other services provided to us by WhiteHorse Advisers, our investment performance and that of WhiteHorse Advisers, the fee structures of comparable externally managed business development companies that engage in similar investing activities and various other matters.

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

Investment Income

Investment income for the three and six months ended June 30, 2018 totaled $14.7 million and $31.3 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2017 of $14.3 million and $27.9 million, respectively. Investment income increased primarily as a result of an increase in fee income resulting from prepayments, as well as an increase in interest income due to an increase in the average balance of income-earning investments and higher average interest rates. Included in investment income for the three and six months ended June 30, 2018 is $0.7 million and $2.8 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and six months ended June 30, 2017 totaled $1.0 million and $1.5 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses totaled $10.0 million and $18.1 million for the three and six months ended June 30, 2018, respectively. This compares to expenses of $7.3 million and $14.4 million for the three and six months ended June 30, 2017, respectively.

Interest expense totaled $2.8 million and $5.4 million for the three and six months ended June 30, 2018, respectively. We incurred interest expense of $2.6 million and $5.0 million for the three and six months ended June 30, 2017, respectively. The increase was due to a higher balance on the Credit Facility and interest rates resulting from an increase in LIBOR over the comparable period during the prior year.

Base management fees totaled $2.6 million and $5.1 million for the three and six months ended June 30, 2018, respectively, and $2.4 million and $4.7 million for the three and six months ended June 30, 2017, respectively. The increase in base management fees was attributable to an increase in total gross assets as compared to the prior year period.

Performance-based incentive fees totaled $3.9 million and $6.0 million for the three and six months ended June 30, 2018, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2017, respectively. The increase in performance-based incentive fees was attributable to an increase in net investment income, as well as an additional $2.2 million accrual for the capital gains incentive fee component, which was driven by the increase in unrealized appreciation in Aretec Group, Inc.

Administrative fees for the three and six months ended June 30, 2018 totaled $0.2 million and $0.4 million, respectively. This compares to administrative fees of $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

General and administrative expenses were $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively, and $0.5 million and $1.1 million during the three and six months ended June 30, 2017, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and six months ended June 30, 2018, we incurred a net realized gain of approximately $73 thousand. For the three months ended June 30, 2017, we had no realized gains or losses. For the six months ended June 30, 2017, we generated a net realized gain of approximately $23 thousand.

For the three and six months ended June 30, 2018, we generated net unrealized appreciation of $14.4 million and $19.6 million, respectively. For the three and six months ended June 30, 2017, we generated net unrealized appreciation of $0.3 million and $3.4 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three months ended June 30, 2018 was primarily attributable to a fair value increase in our investment in Aretec Group, Inc. and Sigue Corporation. Net unrealized appreciation during the six months ended June 30, 2018 related in part to fair value increases on our investments in Aretec Group, Inc. and Caelus Energy Alaska O3, LLC, partially offset by fair value markdowns on our investments in Sigue Corporation, Group HIMA San Pablo, Inc. and our equity shares in Fluent, Inc. as well as our term loan investment in Fluent, LLC.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility (as defined below), and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. In March 2018, the SBCAA was enacted into law, which, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. See “-Overview.” We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities used cash and cash equivalents of $38.6 million during the six months ended June 30, 2018, primarily from the net acquisition of investments. Our financing activities generated cash and cash equivalents of $18.2 million during the six months ended June 30, 2018, primarily from net borrowings under our revolving credit facility, partially offset by the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $8.9 million during the six months ended June 30, 2017, primarily due to the acquisition of investments. Our financing activities generated cash and cash equivalents of $23.7 million during the six months ended June 30, 2017, primarily from the issuance of common stock and net borrowings under our revolving credit facility, partially offset by the payment of distributions to stockholders.

As of June 30, 2018, we had cash and cash equivalent resources of $18.6 million, including $4.1 million of restricted cash. As of the same date, we had approximately $12.2 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2017, we had cash and cash equivalent resources of $38.9 million, including $3.7 million of restricted cash. As of the same date, we had $45.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse Finance (CA), LLC, or WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit.

As of June 30, 2018, there were $187.8 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $12.2 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $428.8 million as of June 30, 2018.

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

Senior Notes

On July 23, 2013, we completed a public offering of our Senior Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan. Interest on the Senior Notes is paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. The Senior Notes are currently redeemable at our option and mature on July 31, 2020. The Senior Notes are our direct senior unsecured obligations and are structurally subordinate to borrowings under the Credit Facility. The Senior Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBL.”

On July 10, 2018, we notified American Stock Transfer & Trust Company, LLC, the trustee for our Senior Notes, of our election to redeem the $30 million aggregate principal amount of the Senior Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the Senior Notes in accordance with the terms of the indenture agreement under which the Senior Notes were issued. The redemption was completed on August 9, 2018 and the Senior Notes were delisted from the NASDAQ Global Select Market.

Portfolio Investments and Yield

As of June 30, 2018, our investment portfolio consisted primarily of senior secured loans across 52 positions in 36 companies with an aggregate fair value of $511.4 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing less than 0.1% based on fair value. As of June 30, 2018, our portfolio had an average investment size of $9.8 million based on fair value, with investment sizes ranging from less than $0.1 million to $37.4 million and a weighted average effective yield of 12.0% on our income-producing investments. The weighted average effective yield on our total portfolio, including equities, was 11.4% as of this date.

As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of $440.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR) based on fair value. As of December 31, 2017, our portfolio had an average investment size of $10.2 million based on fair value, with investment sizes ranging from less than $0.1 million to $25.7 million and a weighted average effective yield of 11.9% on our income-producing investments. The weighted average effective yield on our total portfolio, including equities, was 11.4% as of this date.

For the six months ended June 30, 2018, we invested $164.5 million in new and existing portfolio companies, partially offset by repayments and sales of $116.2 million. Proceeds from sales totaled $4.8 million while repayments included $4.4 million of scheduled repayments and $107.0 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	June 30, 2018		December 31, 2017
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$66.1	12.9%	$-	-%
2	376.5	73.7	369.7	83.9
3	68.7	13.4	70.8	16.1
4	0.1	0.0	0.2	0.0
5	-	-	-	-
Total Portfolio	$511.4	100.0%	$440.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2018 and December 31, 2017, we had commitments to fund approximately $9.0 million and $6.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and six months ended June 30, 2018, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively, for total distributions of $7.3 million and $14.6 million, respectively. During the three and six months ended June 30, 2017, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively, for total distributions of $6.5 million and $13.0 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2018, we estimate that distributions to stockholders did not include any return of capital, but included $3.8 million of long-term capital gains, for tax purposes, based on current earnings for the fiscal year ending December 31, 2018. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2018 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$187.8	$-	$-	$187.8	$-
Senior Notes	30.0	-	30.0	-	-
Total contractual obligations	$217.8	$-	$30.0	$187.8	$-

As of June 30, 2018, we had $12.2 million of unused borrowing capacity under the Credit Facility.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2018 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$5,633	$1,878	$3,755
200	10,270	3,756	6,514
300	14,907	5,634	9,273
400	19,544	7,512	12,032
500	24,181	9,390	14,791

As of June 30, 2018, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2017 and in our quarterly report on Form 10-Q for the quarterly period ended March 31, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The SBCAA, which was enacted into law in March 2018, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. Effectiveness of the reduced asset coverage requirements to a business development company requires approval by either (1) a “required majority” (as defined in Section 57(o) of the 1940 Act) of such business development company’s board of directors, with effectiveness one year after the date of such approval, or (2) a majority of the votes cast at a special or annual meeting of such business development company’s stockholders at which a quorum is present, which is effective the day after such stockholder approval. On May 3, 2018, a “required majority” of our board of directors approved the reduced asset coverage requirements and separately recommended that our stockholders approve the reduced asset coverage requirements at the 2018 annual meeting of stockholders. On August 1, 2018, our stockholders approved the reduced asset coverage requirement. As a result, our asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. We will determine how, and to what extent, to implement a lower asset coverage ratio in consultation with our board of directors after we complete our evaluation of the various alternatives.

Effective August 2, 2018, we are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%. If our asset coverage ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of June 30, 2018, our total outstanding indebtedness was $217.8 million and our asset coverage was 240.2%.

The amount of leverage that we employ will depend on WhiteHorse Advisers’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility and the Senior Notes or obtain other credit at all or on terms acceptable to us.

In addition, the terms governing the Credit Facility and the Senior Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2018 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2018. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2018 (1)	(20.5)%	(12.1)%	(3.7)%	4.7%	13.0%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(40.1)%	(25.3)%	(10.5)%	4.3%	19.1%

(1)	Assumes $538.5 million in total assets, $217.8 million in debt outstanding and $305.3 million in net assets as of June 30, 2018, and an average cost of funds of 5.3%, which is our weighted average borrowing cost as of June 30, 2018.
(2)	Assumes $931.2 million in total assets, $610.6 million in debt outstanding and $305.3 million in net assets as of June 30, 2018, and an average cost of funds of 5.1%, which would be our weighted average borrowing cost assuming 150% asset coverage as of June 30, 2018.

Based on our outstanding indebtedness of $217.8 million as of June 30, 2018 and an average cost of funds of 5.1% and 6.5%, which were the effective annualized interest rates of the Credit Facility and Senior Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $610.6 million on an assumed 150% asset coverage ratio and an average cost of funds of 5.1% and 6.5%, which were the effective annualized interest rates of the Credit Facility and Senior Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.5% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1	Third Amended and Restated Loan Agreement, dated as of May 15, 2018, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 17, 2018).
10.2	Note Purchase Agreement, dated July 13, 2018, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 17, 2018).
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: August 9, 2018	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

