Form 10-Q
period 2018-09-30
WhiteHorse Finance, Inc.
filed 2018-11-07
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$435,932	$404,434
Non-controlled affiliate company investments	73,688	36,246
Total investments, at fair value (amortized cost $482,145 and $448,522, respectively)	509,620	440,680
Cash and cash equivalents	11,481	35,219
Restricted cash and cash equivalents	15,116	3,717
Interest receivable	4,506	4,947
Receivables from investments sold	599	783
Prepaid expenses and other receivables	521	185
Total assets	$541,843	$485,531

Liabilities
Debt	$195,708	$182,122
Distributions payable	7,294	7,289
Management and incentive fees payable	11,724	7,848
Payables for investments purchased	7,780	-
Accounts payable and accrued expenses	742	701
Interest payable	899	527
Advances received from unfunded credit facilities	42	92
Total liabilities	224,189	198,579

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,546,032 and 20,531,948 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	20
Paid-in capital in excess of par	302,498	302,292
Accumulated overdistributed net investment income	(11,696)	(6,784)
Accumulated net realized losses on investments	(644)	(734)
Accumulated net unrealized appreciation (depreciation) on investments	27,475	(7,842)
Total net assets	317,654	286,952
Total liabilities and total net assets	$541,843	$485,531

Number of shares outstanding	20,546,032	20,531,948
Net asset value per share	$15.46	$13.98

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,843	$12,235	$40,871	$36,830
Fee income	875	161	3,855	1,986
From non-controlled affiliate company investments
Dividend income	600	628	1,851	2,068
Total investment income	15,318	13,024	46,577	40,884

Expenses
Interest expense	3,283	2,379	8,649	7,382
Base management fees	2,761	2,481	7,813	7,133
Performance-based incentive fees	4,865	1,487	10,900	4,852
Administrative service fees	175	246	525	538
General and administrative expenses	572	481	1,843	1,571
Total expenses, before fees waived	11,656	7,074	29,730	21,476
Base management fees waived	(115)	-	(115)	-
Total expenses, net of fees waived	11,541	7,074	29,615	21,476
Net investment income	3,777	5,950	16,962	19,408

Realized and unrealized gains (losses) on investments
Net realized gains
Non-controlled/non-affiliate company investments	17	133	90	156
Net realized gains	17	133	90	156
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(1,164)	1,390	(2,125)	2,323
Non-controlled affiliate company investments	16,832	1,583	37,442	4,073
Net change in unrealized appreciation	15,668	2,973	35,317	6,396
Net realized and unrealized gains on investments	15,685	3,106	35,407	6,552
Net increase in net assets resulting from operations	$19,462	$9,056	$52,369	$25,960

Per Common Share Data
Basic and diluted earnings per common share	$0.95	$0.45	$2.55	$1.36
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	20,545,726	20,518,104	20,536,591	19,062,764

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in	Accumulated Overdistributed Net Investment	Accumulated Net Realized Losses on	Accumulated Net Unrealized Appreciation (Depreciation) on	Total Net
	Shares	Par amount	Excess of Par	Income	Investments	Investments	Assets
Balance at December 31, 2016	18,303,890	$18	$272,242	$(5,423)	$(842)	$(16,606)	$249,389

Stock issued in connection with public offering	2,200,000	2	30,285	-	-	-	30,287

Stock issued in connection with distribution reinvestment plan	14,214	-	197	-	-	-	197

Net increase in net assets resulting from operations	-	-	-	19,408	156	6,396	25,960

Distributions declared	-	-	-	(20,285)	-	-	(20,285)

Balance at September 30, 2017	20,518,104	$20	$302,724	$(6,300)	$(686)	$(10,210)	$285,548

Balance at December 31, 2017	20,531,948	$20	$302,292	$(6,784)	$(734)	$(7,842)	$286,952

Stock issued in connection with distribution reinvestment plan	14,084	1	206	-	-	-	207

Net increase in net assets resulting from operations	-	-	-	16,962	90	35,317	52,369

Distributions declared	-	-	-	(21,874)	-	-	(21,874)

Balance at September 30, 2018	20,546,032	$21	$302,498	$(11,696)	$(644)	$27,475	$317,654

See notes to the consolidated financial sents

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$52,369	$25,960
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Paid-in-kind income	(460)	(540)
Net realized gains on investments	(90)	(156)
Net unrealized appreciation on investments	(35,317)	(6,396)
Accretion of discount	(3,503)	(2,323)
Amortization of deferred financing costs	933	623
Acquisition of investments	(209,790)	(94,783)
Proceeds from principal payments and sales of portfolio investments	180,220	80,589
Net changes in operating assets and liabilities:
Interest receivable	441	(647)
Prepaid expenses and other receivables	(336)	818
Receivables from investments sold	184	(681)
Payables for investments purchased	7,780	(995)
Management and incentive fees payable	3,876	1,042
Accounts payable and accrued expenses	41	546
Interest payable	372	8
Advances received from unfunded credit facilities	(50)	-
Net cash (used in) provided by operating activities	(3,330)	3,065

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	-	30,287
Borrowings	130,400	102,567
Repayments of debt	(116,900)	(102,567)
Deferred financing costs	(847)	(1,033)
Distributions paid to common stockholders, net of distributions reinvested	(21,662)	(19,302)
Net cash (used in) provided by financing activities	(9,009)	9,952

Net change in cash, cash equivalents and restricted cash	(12,339)	13,017
Cash, cash equivalents and restricted cash at beginning of period	38,936	28,894
Cash, cash equivalents and restricted cash at end of period	$26,597	$41,911

Supplemental disclosure of cash flow information:
Interest paid	$7,344	$6,751

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	September 30,
	2018	2017
Cash and cash equivalents	$11,481	$37,103
Restricted cash	15,116	4,808

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$26,597	$41,911

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	9.24%	03/26/18	03/27/23	11,593	$11,593	$11,593	3.65%
	(0.50% Floor)
Outcome Health
First Lien Secured Term Loan	L+ 9.50%	11.94%	12/22/16	12/22/21	10,267	9,615	8,639	2.72
	(1.00% Floor)	(3.00% PIK)
					21,860	21,208	20,232	6.37
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	10.26%	02/26/18	02/23/23	17,299	16,956	16,989	5.35
	(1.00% Floor)
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	8.20%	08/14/18	02/25/22	11,163	10,798	10,768	3.39
	(1.00% Floor)
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00%	10.24%	12/28/17	12/28/22	18,471	18,157	18,323	5.77
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.86%	10.20%	12/29/17	12/29/22	7,044	6,925	6,903	2.17
	(1.00% Floor)
					36,678	35,880	35,994	11.33
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.35%	9.68%	06/08/18	06/08/23	15,000	14,789	14,792	4.66
	(1.00% Floor)

Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	10.35%	12/23/16	12/23/21	25,559	25,232	24,858	7.83
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
Second Lien Secured Term Loan	L+ 9.75%	11.99%	02/26/16	02/26/23	7,146	7,054	7,146	2.25
	(1.00% Floor)
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.75%	11.09%	04/28/17	04/28/22	6,413	6,281	6,370	2.01
	(1.00% Floor)
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 7.50%	9.74%	01/11/18	01/11/23	7,321	7,196	7,102	2.24
	(1.00% Floor)
					13,734	13,477	13,472	4.25
Environmental & Facilities Services
Montrose Environmental Group, Inc.
Second Lien Secured Term Loan	L+ 9.50%	11.74%	09/29/17	09/30/20	8,500	8,387	8,500	2.68
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95%	12.34%	08/10/16	08/10/21	13,031	12,709	11,988	3.77
	(1.00% Floor)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	13.13%	11/20/14	11/20/19	10,607	10,561	10,501	3.31
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+ 11.00%	13.13%	06/05/15	11/20/19	5,158	5,128	5,107	1.61
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	13.13%	03/27/15	11/20/19	3,046	3,030	3,016	0.95
	(1.00% Floor)	(1.00% PIK)
					31,842	31,428	30,612	9.64
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00%	11.34%	04/01/18	05/31/19	14,250	14,250	11,229	3.53
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	103	0.03
		(2.00% PIK)
					15,278	15,274	11,332	3.56

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50%	9.89%	06/28/18	06/28/23	14,969	$14,667	$14,684	4.62%
	(1.00% Floor)
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.56%	10.81%	03/09/18	03/09/23	17,100	16,919	16,903	5.32
	(1.00% Floor)
Internet Software & Services
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00%	10.34%	02/01/18	02/01/23	11,069	10,925	10,913	3.44
	(1.00% Floor)
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50%	12.01%	02/03/17	02/02/24	18,000	17,657	17,820	5.61
	(1.00% Floor)
					29,069	28,582	28,733	9.05
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02%	10.26%	05/05/17	05/05/22	12,656	12,452	12,656	3.98
	(1.00% Floor)
First Lien Last Out Secured Term Loan	L+ 12.00%	14.24%	05/05/17	05/05/22	4,688	4,612	4,688	1.48
	(1.00% Floor)
					17,344	17,064	17,344	5.46
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	10.24%	01/10/17	01/10/23	4,203	4,133	4,077	1.28
	(1.00% Floor)	(1.00% PIK)
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25%	9.59%	11/30/17	03/07/22	9,915	9,747	9,915	3.12
	(1.00% Floor)
First Lien Initial Delayed Draw Loan	L+ 7.25%	9.58%	11/30/17	03/07/22	6,183	6,162	6,183	1.95
	(1.00% Floor)
First Lien Initial Term Loan	L+ 7.25%	9.57%	11/30/17	03/07/22	131	130	131	0.04
	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.39%	04/16/18	04/16/23	10,885	10,678	10,670	3.36
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.00%	9.09%	04/16/18	04/16/23	-	-	-	-
	(1.00% Floor)
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 8.94%	11.28%	07/17/18	07/17/23	7,500	7,392	7,377	2.32

					34,614	34,109	34,276	10.79
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	9.84%	04/04/14	04/15/20	13,000	12,952	11,931	3.76
	(1.25% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00%	14.39%	12/27/13	12/27/18	25,000	24,976	24,575	7.74
	(1.00% Floor)
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan	L+ 6.86%	9.02%	05/15/18	05/15/23	13,496	13,247	13,226	4.16
	(1.00% Floor)
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.00%	10.49%	01/09/18	01/09/23	17,622	17,245	17,128	5.39
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 8.00%	10.48%	01/09/18	01/09/23	1,234	1,208	1,191	0.37
	(1.00% Floor)
					18,856	18,453	18,319	5.76
Security & Alarm Services
SecurAmerica, LLC
First Lien Secured Term Loan	L+ 9.00%	11.31%	11/17/17	11/17/22	11,320	11,086	11,301	3.56
	(1.00% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2018

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.67%	09/20/18	03/20/24	17,500	$17,152	$17,150	5.40%
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.85%	09/09/16	03/09/22	20,000	19,750	20,000	6.30
	(1.00% Floor)
					37,500	36,902	37,150	11.70
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.75%	11.09%	05/04/18	05/04/23	14,545	14,212	14,218	4.48
	(1.00% Floor)

Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	11.33%	12/15/16	06/15/22	3,500	3,459	3,500	1.10
	(1.00% Floor)
Total Debt Investments					447,412	440,446	434,164	136.70

Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	12/08/25	187	560	383	0.12

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	11/20/14	12/31/24	-	-	6	-
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	-	130	0.04
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	-	130	0.04
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	-	130	0.04
					6	-	396	0.12

Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	N/A	8	-	358	0.11

Other Diversified Financial Services
Aretec Group, Inc. (4)(5)(6)	N/A	N/A	03/21/14	N/A	536	20,692	53,817	16.94

RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	535	0.17

SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	N/A	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	N/A	6	327	533	0.17
					685	21,019	54,885	17.28
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/14	06/13/20	20,000	20,120	19,334	6.09

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	N/A	-	-	100	0.03

Total Equity Investments					20,886	41,699	75,456	23.75

Total Investments					$468,298	$482,145	$509,620	160.45%

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2018

(in thousands)

(1) Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.3%, 2.4% and 2.6%, respectively, as of September 30, 2018. The Prime was 5.25% as of September 30, 2018.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4) The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5) Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80%, of total assets as of the date of the consolidated schedule of investments.

(6) Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7) The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2018. See Note 7.

(8) The investment is on non-accrual status.

(9) The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10) Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 160% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

(11) Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(12) The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (7)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
Katun Corporation
Second Lien Secured Term Loan	L+ 11.25% (1.00% Floor)	12.61%	01/25/21	4,422	$4,402	$4,466	1.56%
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50% (1.25% Floor)	9.10%	04/15/20	13,000	12,929	10,837	3.78
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 11.50% (1.00% Floor)	13.19%	12/27/18	25,000	24,901	24,872	8.67
The Pay-O-Matic Corp.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	12.38%	04/02/18	12,044	12,003	12,044	4.20
				37,044	36,904	36,916	12.87
Research & Consulting Services
Project Time & Cost, LLC
First Lien Secured Term Loan	L+ 12.00% (0.50% Floor)	13.53%	10/09/20	9,104	9,004	8,440	2.94
Security & Alarm Services
SecurAmerica, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	10.92%	11/17/22	11,320	11,044	11,084	3.86
Specialized Consumer Services
Pre-Paid Legal Services, Inc.
Second Lien Secured Term Loan	L+ 9.00% (1.25% Floor)	10.57%	07/01/20	19,000	18,912	19,000	6.62
Specialized Finance
Golden Pear Funding III, LLC (5)
Second Lien Secured Term Loan	L+ 10.25% (1.00% Floor)	11.63%	06/25/20	25,000	24,855	24,760	8.63
Second Lien Secured Revolving Loan	L+ 10.25% (1.00% Floor)	11.63%	06/25/20	5,000	4,971	4,952	1.73
Oasis Legal Finance, LLC (5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	12.11%	03/09/22	20,000	19,696	20,000	6.97
				50,000	49,522	49,712	17.33
Trucking
Sunteck/TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.59%	06/15/22	3,500	3,450	3,456	1.20
Total Debt Investments				413,668	407,149	402,531	140.31
Equity Investments
Advertising
Cogint, Inc. (f/k/a IDI, Inc.) (4)	N/A	N/A	12/08/25	187	560	821	0.29
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	12/31/24	-	-	14	0.00
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	12/31/24	3	-	296	0.10

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2017

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (7)	Fair Value As A Percentage of Net Assets
Pinnacle Management Group, LLC Warrants (4)	N/A	N/A	12/31/24	3	$-	$296	0.10%
RC3 Enterprises, LLC Warrants (4)	N/A	N/A	12/31/24	3	-	296	0.10
				9	-	902	0.30
Other Diversified Financial Services
Aretec Group, Inc.(4)(5)(6)	N/A	N/A	N/A	536	20,693	17,314	6.03
RCS Creditor Trust Class B Units (4)(6)	N/A	N/A	N/A	143	-	428	0.15
				679	20,693	17,742	6.18
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/13/20	20,000	20,120	18,504	6.45
Trucking
Fox Rent A Car, Inc. Warrants (4)	N/A	N/A	N/A	-	-	180	0.06
Total Equity Investments				20,875	41,373	38,149	13.28
Total Investments				434,543	$448,522	$440,680	153.59%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or Prime. The one, three and six-month LIBOR were 1.6%, 1.7% and 1.8%, respectively, as of December 31, 2017. The Prime was 4.5% as of December 31, 2017.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(8)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2017. See note 7.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2018

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2018 and December 31, 2017.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2018 or December 31, 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

As of September 30, 2018 and December 31, 2017, the cost of investments for federal income tax purposes was $484,163 and $448,937, resulting in net unrealized appreciation of $25,457 and net unrealized depreciation of $8,256, respectively. This is comprised of gross unrealized appreciation of $34,362 and $3,953, and gross unrealized depreciation of $8,905 and $12,209, on a tax basis, as of September 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and related disclosures.

During March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures and does not expect this guidance to have a material impact as the Company does not hold any material purchased callable debt securities at a premium.

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

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$328,035	$323,439	$232,786	$230,261
Second lien secured loans	112,411	110,725	174,363	172,270
Equity	41,699	75,456	41,373	38,149
Total	$482,145	$509,620	$448,522	$440,680

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2018		December 31, 2017
Advertising	$20,615	4.05%	$38,844	8.81%
Application Software	-	-	17,892	4.06
Auto Parts & Equipment	-	-	12,031	2.73
Automotive Retail	16,989	3.33	-	-
Broadcasting	35,994	7.06	26,591	6.03
Cable & Satellite	14,792	2.90	-	-
Data Processing & Outsourced Services	24,858	4.88	23,188	5.26
Department Stores	7,146	1.40	7,146	1.62
Diversified Support Services	13,472	2.64	22,831	5.18
Environmental & Facilities Services	8,500	1.67	8,423	1.91
Food Retail	31,008	6.08	40,700	9.24
Health Care Facilities	11,332	2.22	12,669	2.87
Health Care Services	15,042	2.95	-	-
Internet Retail	16,903	3.32	6,000	1.36
Internet Software & Services	28,733	5.64	17,576	3.99
Investment Banking & Brokerage	17,344	3.40	17,872	4.06
IT Consulting & Other Services	4,077	0.80	3,901	0.89
Leisure Facilities	34,276	6.73	4,679	1.06
Office Services & Supplies	-	-	4,466	1.01
Oil & Gas Exploration & Production	11,931	2.34	10,837	2.46
Other Diversified Financial Services	79,460	15.60	54,658	12.40
Packaged Foods & Meats	13,226	2.60	-	-
Research & Consulting Services	18,319	3.59	8,440	1.92
Security & Alarm Services	11,301	2.22	11,084	2.52
Specialized Consumer Services	-	-	19,000	4.31
Specialized Finance	56,484	11.08	68,216	15.48
Technology Hardware, Storage & Peripherals	14,218	2.79	-	-
Trucking	3,600	0.71	3,636	0.83
Total	$509,620	100.00%	$440,680	100.00%

The portfolio companies underlying the investments are located in the United States. As of September 30, 2018 and December 31, 2017, the weighted average remaining term of the Company’s debt investments was approximately 3.5 years and 3.4 years, respectively.

As of September 30, 2018, the total fair value of non-accrual loans was $103. As of December 31, 2017, the Company had no non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2018:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at September 30, 2018
Aretec Group, Inc.	Equity	$-	$17,314	$-	$-	$-	$36,503	$53,817
NMFC Senior Loan Program I LLC Units	Equity	1,851	18,504	-	-	-	830	19,334
RCS Creditor Trust Class B Units	Equity	-	428	-		-	107	535
Total		$1,851	$36,246	$-	$-	$-	$37,440	$73,686

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

During the fourth quarter of 2015, the Company placed its second lien investment in RCS Capital Corporation on non-accrual status in anticipation of a voluntary petition for a “pre-packaged” Chapter 11 Bankruptcy in the U.S. Bankruptcy Court for the District of Delaware, which was filed on January 31, 2016. On May 23, 2016, the Company’s second lien investment, with a cost basis of $20,693, converted to 536,042 shares of common stock in Aretec Group, Inc. (previously known as RCS Capital Corporation). As of September 30, 2018 and December 31, 2017, the fair value of the Company’s investment in Aretec Group, Inc. was $53,817 and $17,314, respectively. In October 2018, the Company realized its investment in Aretec Group, Inc. and sold all 536,042 shares of common stock.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2018 and 2017, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$323,439	$323,439
Second lien secured loans	-	-	110,725	110,725
Equity	383	-	75,073	75,456
Total investments	$383	$-	$509,237	$509,620

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$230,261	$230,261
Second lien secured loans	-	-	172,270	172,270
Equity	821	-	37,328	38,149
Total investments	$821	$-	$439,859	$440,680

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$308,560	$144,258	$58,095	$510,913
Acquisition of investments	26,857	18,127	327	45,311
Paid-in-kind income	146	-	-	146
Accretion of discount	474	632	-	1,106
Proceeds from principal payments and sales of portfolio investments	(11,327)	(52,670)	-	(63,997)
Net realized gain	17	-	-	17
Net unrealized appreciation (depreciation)	(1,288)	378	16,651	15,741
Fair value, end of period	$323,439	$110,725	$75,073	$509,237
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2018	$(1,282)	$810	$16,651	$16,179

 The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Acquisition of investments	191,313	18,150	327	209,790
Paid-in-kind income	461	-	-	461
Accretion of discount	2,514	989	-	3,503
Proceeds from principal payments and sales of portfolio investments	(99,004)	(81,092)	-	(180,096)
Net realized losses	(35)	-	-	(35)
Net unrealized appreciation (depreciation)	(2,071)	408	37,418	35,755
Fair value, end of period	$323,439	$110,725	$75,073	$509,237
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2018	$(1,934)	$755	$37,418	$36,239

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$242,659	$163,288	$31,946	$437,893
Acquisition of investments	-	8,330	-	8,330
Paid-in-kind income	186	28	-	214
Accretion of discount	510	124	-	634
Proceeds from principal payments and sales of portfolio investments	(14,854)	-	-	(14,854)
Net realized gains	133	-	-	133
Net unrealized appreciation (depreciation)	1,544	(100)	1,529	2,973
Fair value, end of period	$230,178	171,670	33,475	435,323
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2017	$1,585	$(100)	$1,529	$3,014

 The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Acquisition of investments	51,263	43,520	-	94,783
Paid-in-kind income	512	28	-	540
Accretion of discount	1,964	359	-	2,323
Proceeds from principal payments and sales of portfolio investments	(70,921)	(9,668)	-	(80,589)
Net realized gains	133	23	-	156
Net unrealized appreciation	2,014	1,513	2,869	6,396
Fair value, end of period	$230,178	171,670	33,475	435,323
Change in unrealized appreciation on investments still held as of September 30, 2017	$1,448	$1,292	$2,869	$5,609

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$101,466	Discounted cash flows	Discount rate	10.3% – 19.5% (14.2%)
			Exit multiple	4.5x – 7.0x (5.9x)
	11,229	Market multiples	Exit multiple	2.3x
	210,744	Weighting of discounted cash	Discount rate	9.9% – 20.9% (11.9%)
		flows and consensus pricing	Market quotes	84.0 – 100.0 (97.5)
			Exit multiple	4.5x – 10.0x (7.0x)
	$323,439

Second lien secured loans	$73,041	Discounted cash flows	Discount rate	11.0% – 21.9% (16.1%)
			Exit multiple	4.1x – 8.0x (6.0x)
	103	Market multiples	Exit multiple	2.3x
	29,081	Weighting of discounted cash	Discount rate	14.9% – 18.2% (16.3%)
		flows and consensus pricing	Market quotes	93.0 – 98.0 (95.9)
			Exit multiple	1.3x
	8,500	Weighting of discounted cash	Discount rate	18.7%
		flows and expected repayment	Repayment price	101.0
	$110,725

Common Equity	$19,334	Discounted cash flows	Discount rate	10.2%
			Discount for lack of marketability	2.5%
	535	Consensus pricing	Market quotes	$3.8/s
	53,817	Expected sale	Exit Price	$100.4/s
	$73,686

Warrant	$1,287	Discounted cash flows and	Discount rate	20.0% - 33.0% (24.8%)
		option-pricing method	Exit multiple	4.0x – 8.0x (5.7x)
			Volatility	2.6% - 25.0% (10.2%)
			Discount for lack of marketability	13.0% - 55.0% (25.9%)
	100	Market multiples	Exit multiple	5.7x
			Discount for lack of marketability	15.0%
	$1,387

Total Level 3 Investments	$509,237

Investment Type	Fair Value at December 31, 2017	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$143,483	Discounted cash flows	Discount rate	10.8% - 79.8% (20.4%)
			Exit multiple	2.6x - 7.0x (5.8x)
		Weighting of discounted cash	Discount rate	9.7% - 15.2% (12.2%)
		flows and consensus pricing	Market quotes	81.0 - 99.0 (94.9)
	86,778		Exit multiple	5.0x - 8.5x (6.4x)
	230,261
Second lien secured loans		Discounted cash flows	Discount rate	11.7% - 112.2% (14.1%)
	96,021		Exit multiple	2.6x - 8.0x (7.3x)
		Weighting of discounted cash	Discount rate	9.7% - 15.3% (12.5%)
		flows and consensus pricing	Market quotes	89.0 - 100.3 (96.5)
	46,911		Exit multiple	5.0x - 8.5x (6.5x)
	4,466	Expected repayment	Repayment price	101.0
		Weighting of discounted cash	Discount rate	15.4%
	24,872	flows and expected repayment	Repayment price	100.0
	172,270
Common Equity	18,504	Discounted cash flows	Discount rate	11.3%
	428	Consensus pricing	Market quotes	$3.0/s
		Weighting of discounted cash	Discount rate	19.0%
		flows, market multiple and	Exit multiple	7.3x
	17,314	consensus pricing	Market quotes	$38.0/s
	36,246
Warrant		Discounted cash flows and	Discount rate	27.0%
		Option-pricing method	Exit multiple	4.5x
	902		Volatility	25.0%
	180	Market multiple	Exit multiple	7.5x
	1,082
Total Level 3 investments	$439,859

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of September 30, 2018 and December 31, 2017. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.50% senior notes due 2020 (the “Senior Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using recent transaction prices as of the valuation date.

		September 30, 2018		December 31, 2017
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Credit Facility	3	$168,500	$171,686	$155,000	$157,139
Senior Notes	2	-	-	30,000	30,666
Private Notes	3	30,000	30,000
		$198,500	$201,686	$185,000	$187,805

NOTE 5 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2018, the Company’s asset coverage for borrowed amounts was 260.0%.

Total borrowings outstanding and undrawn as of September 30, 2018, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$168,500	$31,500
Private Notes	2023	6.00%	30,000	-
Total debt			198,500	$31,500
Debt issuance cost			(2,792)
Total debt net issuance cost			$195,708

Total borrowings outstanding and undrawn as of December 31, 2017, was as follows:

	Maturity	Rate	Face Amount	Undrawn
Credit Facility	2021	L+2.75%	$155,000	$45,000
Senior Notes	2020	6.50%	30,000	-
Total debt			185,000	$45,000
Debt issuance cost			(2,878)
Total debt net issuance cost			$182,122

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

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $409,589 as of September 30, 2018 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2018, the Company had $168,500 in outstanding borrowings and $31,500 undrawn under the Credit Facility. Weighted average outstanding borrowings were $170,884 and $166,628 at a weighted average interest rate of 5.07% and 4.79%, respectively, for the three and nine months ended September 30, 2018. At September 30, 2018, the interest rate in effect on outstanding borrowings was 5.07%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2018, approximately $31,500 was available to be drawn by the Company based on these requirements.

Senior Notes: On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of the Senior Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan. Interest on the Senior Notes was paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. On July 10, 2018, the Company notified the trustee for its Senior Notes of its election to redeem the $30,000 aggregate principal amount of the Senior Notes outstanding in full in accordance with the terms of the indenture agreement under which the Senior Notes were issued. The redemption was completed on August 9, 2018. Following the redemption, none of the Senior Notes remained outstanding, and they were delisted from the NASDAQ Global Select Market. Prior to August 9, 2018, the Senior Notes were listed under the symbol “WHFBL.”

Private Notes: On July 13, 2018, the Company entered into an agreement (the “Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured Private Notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its 6.50% Senior Notes due 2020.

NOTE 6 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement (the “Investment Advisory Agreement”). The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity) as further discussed below. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

Base Management Fee

Prior to November 1, 2018, the base management fee is calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters. Effective November 1, 2018, the base management fee is calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee shall be calculated at an annual rate of 1.25% of the average carrying value of consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceeds the product of (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

During the three and nine months ended September 30, 2018, the Company incurred base management fees of $2,646 and $7,698, respectively, net of fees waived. During the three and nine months ended September 30, 2017, the Company incurred base management fees of $2,481 and $7,133, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018 and March 31, 2019; and for the fiscal quarter ended June 30, 2019 only to the extent that the determination of base management fees would otherwise include March 31, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2018, the Company accrued a Capital Gains Incentive Fee of $3,137 and $5,328, respectively, which accruals are included in performance-based incentive fees in the consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company did not accrue a Capital Gains Incentive Fee. As of September 30, 2018 and December 31, 2017, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $5,328 and $0, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and nine months ended September 30, 2018, the Company incurred total performance-based incentive fees of $4,865 and $10,900, respectively. During the three and nine months ended September 30, 2017, the Company incurred total performance-based incentive fees of $1,487 and $4,852, respectively.

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

During the three and nine months ended September 30, 2018, the Company incurred allocated administrative service fees of $175 and $525, respectively. During the three and nine months ended September 30, 2017, the Company incurred allocated administrative service fees of $246 and $538, respectively.

Co-investments with Related Parties: At September 30, 2018 and December 31, 2017, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $191 and $61, respectively.

At September 30, 2018 and December 31, 2017, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments with fair value of $929,572 and $480,752, respectively.

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

The balance of unfunded commitments to extend credit was approximately $2.0 million and $6.4 million as of September 30, 2018 and December 31, 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of September 30, 2018 and December 31, 2017:

	Unfunded Commitment as of
	September 30, 2018	December 31, 2017
Revolving Loan Commitments:
Lift Brands, Inc.	$752	$-
Nelson Worldwide, LLC	1,284	-
	2,036	-
Delayed Draw Loan Commitments:
Planet Fit Indy 10 LLC	-	3,525
Rural Media Group, Inc.	-	2,867
	-	6,392
Total Unfunded Commitments	$2,036	$6,392

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

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2018	2017
Per share data:(1)
Net asset value, beginning of period	$13.98	$13.63

Net investment income	0.83	1.02
Net realized and unrealized gains on investments	1.72	0.34
Net increase in net assets resulting from operations	2.55	1.36

Distributions declared from net investment income	(1.07)	(1.07)
Net asset value, end of period	$15.46	$13.92

Total annualized return based on market value(2)	4.78%	28.34%
Total annualized return based on net asset value	23.10%	13.10%
Net assets, end of period	$317,656	$258,548
Per share market value at end of period	$13.90	$14.75
Shares outstanding end of period	20,546,032	20,518,104

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)	8.25%	8.39%
Ratio of incentive fees to average net assets (4)	4.81%	2.45%
Ratio of total expenses to average net assets(4)	13.06%	10.84%
Ratio of net investment income to average net assets(4)	7.48%	9.80%
Portfolio turnover ratio	37.36%	18.91%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	During the nine months ended September 30, 2018, WhiteHorse Advisers irrevocably waived $115 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.30%, 4.80%, 13.10% and 7.44%, respectively. WhiteHorse Advisers did not waive any base management fees during the nine months ended September 30, 2017.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net increase in net assets resulting from operations	$19,462	$9,056	$52,369	$25,690
Weighted average shares outstanding	20,545,726	20,518,104	20,536,591	19,062,764
Basic and diluted per share net increase in net assets resulting from operations	$0.95	$0.45	$2.55	$1.36

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

Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act, or the SBCAA, was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At our annual meeting of stockholders held on August 1, 2018, our stockholders approved the reduced asset coverage ratio from 200% to 150%, such that our maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, our asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018.

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

Recent Developments

WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018 and March 31, 2019; and for the fiscal quarter ended June 30, 2019 only to the extent that the determination of base management fees would otherwise include March 31, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

On November 1, 2018, at an in-person meeting, our board of directors approved an amended and restated Investment Advisory Agreement. The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity). Effective November 1, 2018, the base management fee is calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee shall be calculated at an annual rate of 1.25% of the average carrying value of consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceeds the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters.

We are exploring the formation of a joint venture with an experienced institutional investor to invest in senior secured credit assets consistent with our overall investment strategy. There is no assurance that we will ultimately form such a joint venture, which remains in an early stage of development.

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

Investment Income

Investment income for the three and nine months ended September 30, 2018 totaled $15.3 million and $46.6 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2017 of $13.0 million and $40.9 million, respectively. Investment income increased primarily as a result of an increase in fee income resulting from prepayments, as well as an increase in interest income due to an increase in the average balance of income-earning investments and higher average interest rates. Included in investment income for the three and nine months ended September 30, 2018 is $0.7 million and $3.5 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and nine months ended September 30, 2017 totaled $0.1 million and $1.6 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of fees waived, totaled $11.5 million and $29.6 million for the three and nine months ended September 30, 2018, respectively. This compares to expenses of $7.1 million and $21.5 million for the three and nine months ended September 30, 2017, respectively.

Interest expense totaled $3.3 million and $8.6 million for the three and nine months ended September 30, 2018, respectively. We incurred interest expense of $2.4 million and $7.4 million for the three and nine months ended September 30, 2017, respectively. The increase was due to higher interest rates resulting from an increase in LIBOR over the comparable period during the prior year and includes approximately $0.3 million of accelerated amortization of deferred financing costs relating to the refinancing of our Senior Notes in August 2018.

Base management fees, net of fees waived, totaled $2.6 million and $7.7 million for the three and nine months ended September 30, 2018, respectively, and $2.5 million and $7.1 million for the three and nine months ended September 30, 2017, respectively. The increase in base management fees was attributable to an increase in total gross assets as compared to the prior year period. In addition, WhiteHorse Advisers agreed to waive that portion of the base management fees payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018 and March 31, 2019. For the three and nine months ended September 30, 2018, WhiteHorse Advisers waived approximately $0.1 million and $0.1 million, respectively, in base management fees. For the three and nine months ended September 30, 2017, there were no base management fees waived.

Performance-based incentive fees totaled $4.9 million and $10.9 million for the three and nine months ended September 30, 2018, respectively, and $1.5 million and $4.9 million for the three and nine months ended September 30, 2017, respectively. The increase in performance-based incentive fees was attributable to an increase in net investment income, as well as an additional $5.3 million accrual for the capital gains incentive fee component, which was driven by the increase in unrealized appreciation in Aretec Group, Inc.

Administrative service fees for the three and nine months ended September 30, 2018 totaled $0.2 million and $0.5 million, respectively. This compares to administrative service fees of $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

General and administrative expenses were $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, and $0.5 million and $1.6 million during the three and nine months ended September 30, 2017, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and nine months ended September 30, 2018, we incurred a net realized gain of approximately $17 thousand and $90 thousand, respectively. For the three and nine months ended September 30, 2017, we incurred a net realized gain of $0.1 million and a net realized gain of $0.2 million, respectively.

For the three and nine months ended September 30, 2018, we generated net unrealized appreciation of $15.7 million and $35.3 million, respectively. For the three and nine months ended September 30, 2017, we generated net unrealized appreciation of $3.0 million and $6.4 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three months ended September 30, 2018 was primarily attributable to a fair value increase in our investment in Aretec Group, Inc.. Net unrealized appreciation during the nine months ended September 30, 2018 related in part to fair value increases on our investments in Aretec Group, Inc. partially offset by fair value markdowns on our investments in Group HIMA San Pablo, Inc. and our term loan investment in AG Kings Holdings Inc.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility (as defined below), and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. In March 2018, the SBCAA was enacted into law, which, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At our annual meeting of stockholders held on August 1, 2018, our stockholders approved the reduced asset coverage ratio from 200% to 150%, such that our maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, our asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. See “-Overview.” We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities used cash and cash equivalents of $3.3 million during the nine months ended September 30, 2018, primarily from the net acquisition of investments. Our financing activities used cash and cash equivalents of $9.0 million during the nine months ended September 30, 2018, primarily from net repayments under our revolving credit facility and the payment of distributions to stockholders.

Our operating activities generated cash and cash equivalents of approximately $3.1 million during the nine months ended September 30, 2017, primarily from cash collected on our net investment income partially offset by net cash deployed for the acquisition of investments. Our financing activities generated cash and cash equivalents of $10.0 million during the nine months ended September 30, 2017, primarily from the issuance of common stock partially offset by the payment of distributions to stockholders.

As of September 30, 2018, we had cash and cash equivalent resources of $26.6 million, including $15.1 million of restricted cash. As of the same date, we had approximately $31.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

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

As of September 30, 2018, there were $168.5 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the credit agreement, approximately $31.5 million was available to be drawn on such date. The facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $409.6 million as of September 30, 2018.

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

Senior Notes

On July 23, 2013, we completed a public offering of our Senior Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan. Interest on the Senior Notes was payable quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. On July 10, 2018, we notified American Stock Transfer & Trust Company, LLC, the trustee of our Senior Notes, of our election to redeem the $30 million aggregate principal amount of the Senior Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the Senior Notes in accordance with the terms of the indenture agreement under which the Senior Notes were issued. The redemption was completed on August 9, 2018, and the Senior Notes were delisted from the NASDAQ Global Select Market where they were previously listed under the symbol “WHFBL.”

Private Notes

On July 13, 2018, we entered into an agreement, or the Note Purchase Agreement, to sell in a private offering $30 million aggregate principal amount of senior unsecured notes, or the Private Notes, to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem all of the Senior Notes, as discussed above.

Portfolio Investments and Yield

As of September 30, 2018, our investment portfolio consisted primarily of senior secured loans across 49 positions in 36 companies with an aggregate fair value of $509.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing less than 0.1% based on fair value. As of September 30, 2018, our portfolio had an average investment size of $10.4 million based on fair value, with investment sizes ranging from less than $0.1 million to $53.8 million and a weighted average effective yield of 11.9% on our income-producing investments. The weighted average effective yield on our total portfolio, including equities, was 11.3% as of this date.

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

For the nine months ended September 30, 2018, we invested $209.8 million in new and existing portfolio companies, partially offset by repayments and sales of $180.2 million. Proceeds from sales totaled $4.8 million while repayments included $6.7 million of scheduled repayments and $168.7 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	September 30, 2018		December 31, 2017
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$71.7	14.1%	$-	-%
2	394.0	77.3	369.7	83.9
3	43.8	8.6	70.8	16.1
4	0.1	0.0	0.2	0.0
5	-	-	-	-
Total Portfolio	$509.6	100.0%	$440.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2018 and December 31, 2017, we had commitments to fund approximately $2.0 million and $6.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and nine months ended September 30, 2018, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively, for total distributions of $7.3 million and $21.9 million, respectively. During the three and nine months ended September 30, 2017, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively, for total distributions of $7.3 million and $20.3 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2018, we estimate that distributions to stockholders included approximately $3.0 million in excess of net investment income, which was primarily due to the capital gains-based incentive fee accrued, but also included $4.3 million of long-term capital gains, for tax purposes, based on current earnings for the fiscal year ending December 31, 2018. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2018 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

	Payments Due by Period (Dollars in Millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$168.5	$-	$-	$168.5	$-
Private Notes	30.0	-	-	30.0	-
Total contractual obligations	$198.5	$-	$-	$198.5	$-

As of September 30, 2018, we had $31.5 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended on November 1, 2018. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 6 to the consolidated financial statements.

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

Impact of Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than when the income is taken into account as revenue in an applicable financial statement. Although we currently believe the new tax law will not have a material impact on us, the effects of the various provisions of the Tax Cuts and Jobs Act listed above on the respective tax positions of us, our stockholders and our portfolio companies depend on the factual circumstances of each, over time.

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

Our board of directors is ultimately responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. Our board has retained one or more independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. Independent valuation firms retained by our board provide a valuation review on approximately 25% of our investments for which market quotations are not readily available each quarter to ensure that the fair value of each investment for which a market quote is not readily available is reviewed by an independent valuation firm at least once during each 12-month period. However, our board does not intend to have de minimis investments of less than 1.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2018 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$5,488	$1,685	$3,803
200	9,952	3,370	6,582
300	14,416	5,055	9,361
400	18,879	6,740	12,139
500	23,343	8,425	14,918

As of September 30, 2018, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2017 and in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of September 30, 2018, our total outstanding indebtedness was $198.5 million and our asset coverage was 260.0%.

The amount of leverage that we employ will depend on WhiteHorse Advisers’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility and the Private Notes or obtain other credit at all or on terms acceptable to us.

In addition, the terms governing the Credit Facility and the Private Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

The Note Purchase Agreement governing the Private Notes contains additional terms and conditions for senior unsecured notes issued in a private placement, including minimum shareholders’ equity, minimum asset coverage ratio, maximum debt to equity ratio and prohibitions on certain fundamental changes of the Company or any subsidiary guarantor. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgements and orders, and certain events of bankruptcy.

The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under the applicable indebtedness arrangement that would permit the lenders thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default or an acceleration under these arrangements could also cause a cross-default or cross-acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to these arrangements if for any reason we are unable to comply with it, and we may not be able to refinance such arrangements on terms acceptable to us, or at all.

At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage requirements applicable to senior securities from 200% to 150%, effective on August 2, 2018, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity).

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2018 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2018. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2018 (1)	(19.6)%	(11.6)%	(3.6)%	4.5%	12.5%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(40.3)%	(25.4)%	(10.5)%	4.4%	19.3%

(1)	Assumes $541.8 million in total assets, $198.5 million in debt outstanding and $317.7 million in net assets as of September 30, 2018, and an average cost of funds of 5.2%, which is our weighted average borrowing cost as of September 30, 2018.
(2)	Assumes $978.5 million in total assets, $635.1 million in debt outstanding and $317.7 million in net assets as of September 30, 2018, and an average cost of funds of 5.1%, which would be our weighted average borrowing cost assuming 150% asset coverage as of September 30, 2018.

Based on our outstanding indebtedness of $198.5 million as of September 30, 2018 and an average cost of funds of 5.1% and 6.0%, which were the effective annualized interest rates of the Credit Facility and Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $635.1 million on an assumed 150% asset coverage ratio and an average cost of funds of 5.1% and 6.0%, which were the effective annualized interest rates of the Credit Facility and Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.4% to cover annual interest payments on our outstanding indebtedness.

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

WhiteHorse Finance, Inc.

Dated: November 7, 2018	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2018	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

