Form 10-K
period 2018-12-31
WhiteHorse Finance, Inc.
filed 2019-03-14
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2018 based on the closing price on that date of $14.51 on the NASDAQ Global Select Market was approximately $102.9 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 20,546,032 shares of the registrant’s common stock outstanding as of March 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below), WhiteHorse California (as defined below). and WhiteHorse Finance Warehouse, LLC;
•	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
•	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
•	“WhiteHorse California” refers to WhiteHorse Finance (CA), LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Credit;
•	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
•	“Private Notes” refer to the $30 million aggregate principal amount of 6.00% unsecured notes due 2023 privately issued on August 7, 2018 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
•	“Note Purchase Agreement” refers to the note purchase agreement, dated July 13, 2018, governing the issuance and sale of the Private Notes;
•	“2020 Notes” refer to the $30 million aggregate principal amount of 6.50% unsecured notes due 2020 issued on July 23, 2013;
•	“2025 Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018; and
•	“Credit Facility” refers to the $200 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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

As of December 31, 2018, our investment portfolio consisted primarily of senior secured loans across 53 positions in 39 companies with an aggregate fair value of approximately $469.6 million. As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of approximately $440.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2018, H.I.G. Capital managed approximately $26 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 375 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

Investment Process Overview

Sourcing.  Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 25 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 375 investment professionals in each of its 20 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence.  We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 25 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$29.5	6.3%	$—	—%
2	376.3	80.1	369.7	83.9
3	63.7	13.6	70.8	16.1
4	0.1	0.0	0.2	0.0
5	—	—	—	—
Total Portfolio	$469.6	100.0%	$440.7	100.0%

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

Base Management Fee

The base management fee is calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee shall be calculated at an annual rate of 1.25% of the average carrying value of consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceeds the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters, and is payable in arrears. Base management fees for any partial month or quarter is appropriately pro-rated.

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

Net investment income used to calculate this component of the incentive fee is also included in the amount of our consolidated gross assets used to calculate the base management fee. This calculation will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

Example 1: Income Related Portion of Incentive Fee (*)

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%

Hurdle Rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 0.50%

Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 2.70%

Hurdle Rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%

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
= 0.20%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%

Hurdle Rate(1) = 1.75%

Base management fee(2) = 0.50%

Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%

Pre-Incentive Fee Net Investment Income

(investment income – (base management fee + other expenses)) = 2.25%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee	= (100% × “catch-up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))
= (100% × (2.1875% – 1.75%)) + (20.0% × (2.25% – 2.1875%))
= 0.4375% + (20.0% × 0.0625%)
= 0.4375% + 0.0125%
= 0.45%

Example 2: Capital Gains Portion of Incentive Fee

Alternative 1

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
Year 3:	FMV of Investment B determined to be $25 million
Year 4:	Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3:	None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (capital gains fee paid in Year 2)
Year 4:	Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 7.00% annualized Hurdle Rate.
(2)	Represents 2.00% annualized base management fee. This amount does not reflect that our Investment Adviser has agreed to exclude cash and cash equivalents from the calculation of the base management fee for the calendar quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019.

Alternative 2

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4:	FMV of Investment B determined to be $35 million
Year 5:	Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
Year 3:	Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)
Year 4:	None
Year 5:	None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)

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

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 1, 2018. The Investment Advisory Agreement was amended and restated and the amended and restated Investment Advisory Agreement was approved and adopted on November 1, 2018 by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On August 1, 2018, our board of directors voted unanimously to re-approve the Investment Advisory Agreement, and on November 1, 2018, our board of directors voted unanimously to amend and restate the Investment Advisory Agreement in its entirety. In reaching its decision to re-approve the Investment Advisory Agreement and amend and restate the Investment Advisory Agreement, our board of directors considered information it received relating to:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement and the adoption of the amended and restated Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on August 1, 2018, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and re-approved the Investment Advisory Agreement. Similarly, on November 1, 2018, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and approved and adopted the amended and restated Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the amended and restated Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in November 2018. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission, as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure —  Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated as a controlled foreign corporation, or CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year. In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a foreign corporation.

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

The current worldwide financial market situation, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise. Since 2010, several European Union, or EU, countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which is expected to occur on March 29, 2019. The implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. In addition, the policies of the current U.S. presidential administration may impact, among other things, the U.S. and global economy and international trade and relation, among other areas, and the impact of such policies on us, are unclear at present. We do not know how long the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement for a RIC is satisfied if we distribute 90% of our ordinary income and realized net short term capital gains in excess of realized net long term capital losses, if any, each taxable year as dividends for U.S. federal income tax purposes to our stockholders. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to be subject to tax as a RIC. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility or otherwise, we may fail to qualify to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid lower middle market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. In addition, recent tax legislation requires us to recognize income for tax purposes no later than when recognized for financial reporting purposes.

We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on December 29, 2020, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if we do not meet certain coverage tests under the Credit Facility, Note Purchase Agreement, or the 2025 Notes or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility, the Note Purchase Agreement or the 2025 Notes.

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

Certain of our debt investments contain provisions providing for the payment of payment in kind, or PIK, interest, which increases the loan balance of the underlying loan in lieu of receiving cash interest, causing interest to compound on such higher loan balance. PIK interest increases our assets under management and, because the base management fee that we pay to our Investment Adviser is based on the value of our consolidated gross assets, PIK interest increases the base management fee we pay. This increase in interest income from the higher loan balance increases our pre-incentive fee net investment income and the incentive fees that we pay to our Investment Adviser.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). See “— We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss, and if we incur additional leverage as permitted by the SBCAA, these risks will be magnified. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.

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

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the Private Notes and the 2025 Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility, the Private Notes and the 2025 Notes or obtain other credit at all or on terms acceptable to us. For information regarding a reduction in the asset coverage ratio applicable to us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Recent Developments.”

In addition, the terms governing the Credit Facility, the Private Notes and the 2025 Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

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

The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under the applicable indebtedness arrangement that would permit the lenders thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default of an acceleration under these arrangements could also cause a cross default or cross acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to these arrangements if for any reason we are unable to comply with it, and we may not be able to refinance such arrangements on terms acceptable to us, or at all.

On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity).

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2018, assuming various annual returns, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2018 (275.2%)(1)	(18.2)%	(10.8)%	(3.3)%	4.1%	11.6%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(24.8)%	(15.3)%	(5.7)%	3.9%	13.5%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(40.3)%	(25.8)%	(11.2)%	3.4%	18.0%

(1)	Assumes $514.1 million in total assets, $180.0 million in debt outstanding and $315.3 million in net assets as of December 31, 2018, and an average cost of funds of 5.78%, which is our weighted average borrowing cost as of December 31, 2018.
(2)	Assumes $649.4 million in total assets, $315.3 million in debt outstanding and $315.3 million in net assets as of December 31, 2018, and an average cost of funds of 5.66%, which would be our weighted average borrowing cost assuming 200% asset coverage as of December 31, 2018.

(3)	Assumes $964.7 million in total assets, $630.6 million in debt outstanding and $315.3 million in net assets as of December 31, 2018, and an average cost of funds of 5.58%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2018.

Based on our outstanding indebtedness of $180 million as of December 31, 2018 and an average cost of funds of 5.50%, 6.00% and 6.50%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.22% to cover annual interest payments on our outstanding indebtedness.

We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.

On August 7, 2018, we completed a private offering of the Private Notes. The Private Notes will mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. On November 13, 2018, the 2025 Notes were issued, and on November 30, 2018, the 2025 Notes began trading on the NASDAQ Global Select Market under the trading symbol “WHFBZ.” The 2025 Notes will mature on November 30, 2025, unless redeemed prior to such date by us or our affiliates in accordance with their terms. There are several circumstances under which an event of default may occur under the debt agreement for the Private Notes or the indenture for the 2025 Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. In April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or the SOFR. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined.

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

The Exemptive Relief Order permits greater flexibility to negotiate the terms of co-investments and requires our board of directors to determine that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. See “Related Party Transactions and Certain Relationships.” We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

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

We have retained the services of several independent service providers to periodically review the valuation of securities for which there is no market guided price or that are thinly traded. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and related implemented regulations impact many aspects of the financial services industry. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the scope of such regulations and the extent to which regulators exercise the authority granted to them. The U.S. presidential administration and certain members of Congress have amended and repealed portions of the Dodd-Frank Act, which may create regulatory uncertainty in the near term. While the impact of the Dodd-Frank Act on us and our portfolio companies is subject to continuing uncertainty, the Dodd-Frank Act, including the implementing regulations and the interpretation of those rules, and potential repeals thereof, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

The Small Business Credit Availability Act may allow us to incur additional leverage, which may increase the risk of investing with us.

Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2018, our asset coverage for borrowed amounts was 275.2%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of no-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

Provisions of the General Corporation Law of the State of Delaware, our certificate of incorporation and bylaws, the Credit Facility, the Private Notes and the 2025 Notes could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.

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

If we or one of our affiliates approved by the Lender is no longer the portfolio manager under the Credit Facility or if certain change of control events occur, then an event of default will occur under the Credit Facility which could have a material adverse effect on our business, financial condition and results of operations. A change of control under the Credit Facility occurs if (1) we or our affiliates, collectively, (i) cease to possess, directly or indirectly, the right to elect or appoint managers that at all times have a majority of the votes of the board of managers (or similar governing body) of WhiteHorse Credit or to direct the management policies and decisions of WhiteHorse Credit or (ii) cease, directly or indirectly, to own and control legally and beneficially all of the equity interests of WhiteHorse Credit or (2) WhiteHorse Advisers or its affiliates, collectively, cease to be our investment adviser. The occurrence of an event of default could result in us being unable to make distributions to our stockholders sufficient to maintain our ability to be subject to tax as a RIC, or at all, terminates the reinvestment period if then in effect, permits the facility agent on behalf of the Lender to take over management of WhiteHorse Credit’s portfolio and to direct the liquidation of its assets, all of which could have a material adverse effect on our business, financial condition and results of operations. For a description of the effects of a change in control event under our Note Purchase Agreement, see “Risks Relating to our Other Indebtedness — We may not be able to prepay the Private Notes upon a change in control.”

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

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

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

As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also results in a diversion of management’s time and attention. We may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including, but not limited to, service providers, such as accountants, custodians, transfer agents and administrators, and the issuers of securities in which we invest) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

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

We and our Investment Adviser could be the target of litigation.

We and WhiteHorse Advisers could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

Risks Relating to our Investments

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

Like many businesses in Puerto Rico, our portfolio company Grupo HIMA San Pablo, Inc., or Grupo HIMA, has been adversely affected by Puerto Rico’s troubled economy, including high unemployment, population decline and high government debt. Grupo HIMA’s management engaged an adviser to explore financing and strategic options designed to improve its finances and operations. We are monitoring the status of Grupo HIMA’s operations and the impact of this strategic review on our investments in a first lien senior secured loan and second lien secured loan issued by Grupo HIMA. As of December 31, 2018, the fair value of our investment in the first lien senior secured loan was approximately $12.0 million, and the fair value of our investment in the second lien secured loan was approximately $0.1 million.

Our investments in the health care sector face considerable uncertainties including substantial regulatory challenges.

As of December 31, 2018, our investments in portfolio companies that operate in the health care sector represented 5.76% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care, including Grupo HIMA, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Our portfolio companies may experience financial distress, and our investments in such portfolio companies if they are restructured.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, rising interest rates could also cause portfolio companies to refinance into fixed interest rate loans, which may adversely impact our selections to invest in stronger portfolio companies.

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

If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value, or FMV, of our investment.

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

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;
•	exercise warrants, options or convertible securities that we acquired in the original or a subsequent financing; or
•	attempt to preserve or enhance the value of our investment.

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

We generally intend to invest a portion of our capital in first lien and second lien, unitranche loans and, to a lesser extent in mezzanine loans and, equity securities of U.S. lower middle market companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to use for repaying its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Under the Investment Advisory Agreement, our Investment Adviser does not assume any responsibility to us, including other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow our Investment Adviser’s advice or recommendations. Our Investment Adviser maintains a contractual and fiduciary relationship with us. Under the terms of the Investment Advisory Agreement, our Investment Adviser, its officers, members, personnel, agents, any person controlling or controlled by our Investment Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Investment Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify our Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

Risks Relating to the Credit Facility

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

Risks Relating to our Other Indebtedness

The Private Notes and the 2025 Notes are unsecured and therefore effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Private Notes mature on August 7, 2023 and bear interest at an annual rate of 6.00% and the 2025 Notes mature on November 30, 2025 and bear interest at an annual rate of 6.50%. The Private Notes and the 2025 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Private Notes and the 2025 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Private Notes and the 2025 Notes.

The Private Notes and the 2025 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Private Notes and the 2025 Notes are obligations exclusively of WhiteHorse Finance, Inc. and not of any of our subsidiaries. None of our subsidiaries currently is or acts as a guarantor of the Private Notes and the 2025 Notes, although any subsidiary that guarantees or otherwise becomes liable at any time for any indebtedness under a material credit facility in the future (other than the Credit Facility or any replacement of the Credit Facility) will be required to guarantee the Private Notes and the 2025 Notes. Such guaranty must rank equally in right of payment with all other unsecured and unsubordinated indebtedness of us and our subsidiaries.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Private Notes and the 2025 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Private Notes and the 2025 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Private Notes and the 2025 Notes.

The indenture for the 2025 Notes contains limited protection for holders of the 2025 Notes.

The indenture for the 2025 Notes offers limited protection to holders of the 2025 Notes. The terms of the applicable indenture for the 2025 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2025 Notes. In particular, the terms of the applicable indenture, the 2025 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2025 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2025 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2025 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the

2025 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of the asset coverage requirement under Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2025 Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2025 Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture, the 2025 Notes do not protect holders of the 2025 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2025 Notes may have important consequences for you as a holder of the 2025 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2025 Notes or negatively affecting the trading value of the 2025 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 2025 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the applicable indenture, the 2025 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2025 Notes.

An active trading market for the 2025 Notes may not develop or be sustained, which could limit the market price of the 2025 Notes or your ability to sell them

Although the 2025 Notes are listed on the NASDAQ Global Select Market under the symbol “WHFBZ,” we cannot provide any assurances that an active trading market will develop or be sustained for the 2025 Notes or that the 2025 Notes will be able to be sold. At various times, the 2025 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2025 Notes may be harmed.

We may not be able to prepay the Private Notes upon a change in control.

In addition, the Note Purchase Agreement governing the Private Notes requires us to offer to prepay all of the issued and outstanding Private Notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the Note Purchase Agreement occurs upon (i) the direct or indirect transfer or other disposition of all of the property or assets held by us and our subsidiaries, subject to certain exceptions (ii) the consummation of a transaction which results in a “person” or “group” (as those terms are used in Section 13(d)(3) of the Exchange Act) becoming the beneficial owner of more than 50% of our outstanding voting stock or (iii) the approval by our stockholders of any plan or proposal relating to the liquidation of the Company.

Upon a change in control event, holders of the Private Notes may require us to prepay for cash some or all of the Private Notes at a prepayment price equal to 100% of the aggregate principal amount of the Private Notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

We may choose to prepay the Private Notes and the 2025 Notes when prevailing interest rates are relatively low.

At any time on or after February 7, 2023, the Private Notes may be prepaid, at our option, at 100% of the principal amount, together with accrued and unpaid interest to the prepayment date. Prior to February 7, 2023, we may prepay all or any principal amount of the Private Notes, together with accrued and unpaid interest, subject a make-whole premium.

At any time on or after November 30, 2021, the 2025 Notes may be redeemed, at our option, in whole or in part, at a redemption price of $25 per security plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

We may choose to prepay the Private Notes and redeem the 2025 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the Private Notes and the 2025 Notes. If prevailing rates are lower at the time of prepayment, holders would not be able to reinvest the proceeds in a comparable security at an effective interest rate as high as the interest rate on the Private Notes being repaid and the 2025 Notes being redeemed. Our prepayment and redemption right may adversely impact holders’ ability to sell Private Notes and 2025 Notes as the applicable prepayment date and redemption date approaches. If we choose to prepay the Private Notes prior to the date of maturity on August 7, 2023 and redeem the 2025 Notes prior to the date of maturity on November 30, 2025, we will need to obtain sufficient liquidity, through available cash, refinancings of our existing indebtedness or otherwise, to repay the principal or redemption price, together with any accrued and unpaid interest and applicable make-whole premiums, on the Private Notes and the 2025 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Private Notes and the 2025 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, any indenture or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Private Notes and the 2025 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to the Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the Private Notes and the 2025 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest as well as (beginning January 1, 2019) payments made upon maturity, redemption, or sale of the Private Notes and the 2025 Notes, unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Private Notes and the 2025 Notes.

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

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the

1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility, the Private Notes or the 2025 Notes or if an event of default and acceleration occurs under the Credit Facility, the Private Notes or the 2025 Notes, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the 2025 Notes, as applicable. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

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

Sales of substantial amounts of our common stock, including by any selling stockholders, adoption of an at the market issuance program, or the availability of such common stock for sale, whether or not actually sold, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the NASDAQ Global Select Market under the symbol “WHF.” As of March 8, 2019, we had 16 stockholders of record.

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2018 with that of the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the NASDAQ Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
December-12
March-13
June-13
September-13
December-13
March-14
June-14
September-14
December-14
March-15
June-15
September-15
December-15
March-16
June-16
September-16
December-16
March-17
June-17
September-17
December-17
March-18
June-18
September-18
December-18
WHF
S&P 500
NASDAQ Financial 100
Wells Fargo BDC Index

Item 6.	Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2018, 2017, 2016, 2015 and 2014, and has been derived from our financial statements that were audited by Crowe LLP, an independent registered public accounting firm.

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$63,246	$54,804	$53,849	$47,074	$37,546
Base management fees, net of fees waived	10,241	9,508	8,990	8,560	7,110
Performance-based incentive fees	12,134	6,553	6,755	4,323	3,387
All other expenses	14,929	12,531	11,093	13,436	10,048
Net investment income before excise tax	25,942	26,212	27,011	20,755	17,001
Excise tax	942	—	—	—	—
Net investment income	25,000	26,212	27,011	20,755	17,001
Net realized (gains) losses on investments	32,734	108	(478)	(379)	(64)
Net change in unrealized appreciation (depreciation) on investments	(433)	8,128	4,796	(23,204)	2,607
Net increase (decrease) in net assets resulting from operations	57,301	34,448	31,329	(2,828)	19,544
Per share data:
Net asset value	15.35	13.98	13.63	13.33	15.04
Net investment income	1.22	1.36	1.48	1.36	1.13
Net realized gains (losses) on investments	1.59	0.01	(0.02)	(0.02)	—
Net change in unrealized (depreciation) appreciation on investments	(0.02)	0.40	0.26	(1.45)	0.17
Net increase (decrease) in net assets resulting from operations	2.79	1.77	1.72	(0.18)	1.30
Per share distributions declared	1.42	1.42	1.42	1.42	1.42
Dollar amount of distributions declared	29,165	27,573	25,992	22,455	21,276
Balance Sheet data at period end:
Investments, at fair value	469,564	440,680	411,714	415,343	403,500
Cash and cash equivalents	24,148	35,219	17,036	22,769	11,647
Restricted cash and cash equivalents	9,584	3,717	11,858	—	4,495
Other assets	10,799	5,915	5,626	3,599	7,200
Total assets	514,095	485,531	446,234	441,711	426,842
Total liabilities	198,799	198,579	196,845	197,659	201,484
Total net assets	315,296	286,952	249,389	244,052	225,358
Other data:
Weighted average effective yield on income producing debt investments(1)	11.9%	11.9%	11.8%	11.8%	11.3%
Weighted average effective yield on total portfolio, including equities(1)	11.8%	11.4%	11.1%	11.0%	10.9%
Number of portfolio investments at period end	53	43	37	35	37

(1)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2018, our investment portfolio consisted primarily of senior secured loans across 53 positions in 39 companies with an aggregate fair value of approximately $469.6 million. As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of approximately $440.7 million. At both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

Recent Developments

On January 14, 2019, we entered into a limited liability company operating agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law, or STRS Ohio, to co-manage a newly formed joint venture entity, WHF STRS Ohio Senior Loan Fund LLC, or the Joint Venture. STRS Ohio and we have committed to provide up to $125 million of subordinated notes and equity to the Joint Venture, with STRS Ohio providing up to $50 million and WhiteHorse Finance providing up to $75 million. The Joint Venture will invest primarily in lower middle market, senior secured debt facilities.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016

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

Investment Income

Investment income for the years ended December 31, 2018, 2017 and 2016, respectively, totaled $63.2 million, $54.8 million and $53.8 million and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of $4.9 million, $2.9 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Non-recurring fee income for the years ended December 31, 2018, 2017 and 2016 totaled $4.5 million, $2.4 million and $1.8 million, respectively. Investment income excluding fee income increased due to larger investment portfolio balances, offset partially by the impact of spread compression. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources.

Operating Expenses

Expenses, excluding excise tax, were $37.3 million, $28.6 million and $26.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest expense totaled $11.6 million, $9.8 million and $8.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase was primarily due to higher interest rates resulting from an increase in LIBOR.

Base management fees (net of fees waived, if any) and performance-based incentive fees totaled $10.2 million and $12.1 million, respectively, for the year ended December 31, 2018, $9.5 million and $6.6 million, respectively, for the year ended December 31, 2017, and $9.0 million and $6.8 million, respectively, for the year ended December 31, 2016. Base management fees increased year over year due to the increase in total gross assets. The increase in performance-based incentive fees during the year ended December 31, 2018 was attributable to an increase in pre-incentive net investment income as well as an additional $4.7 million accrual for the capital gains incentive fee component, which was primarily a result of the realized gain generated from the disposition from our investment in Aretec Group, Inc.

Administrative service fees totaled approximately $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Excise Tax Expense

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute to our stockholders dividends for U.S. federal income tax purposes of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code, and determined without regard to any deduction for dividends paid for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders that will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2018, 2017 and 2016, we incurred a net excise tax expense of $0.9 million, $0.0 million and $0.0 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains and Losses on Investments

Net realized gains (losses) on investments for the years ended December 31, 2018, 2017 and 2016 were $32.7 million $0.1 million and $(0.5) million, respectively. Our net realized gain during the year ended December 31, 2018 was attributable to the realization of our equity investment in Aretec Group, Inc., which generated a realized gain of approximately $33.0 million.

We generated net unrealized depreciation of $0.4 million, net unrealized appreciation of $8.1 million and net unrealized appreciation of $4.8 million, respectively, for the years ended December 31, 2018, 2017 and 2016, due to credit related adjustments, which caused changes in fair value, as well as the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years. The unrealized depreciation on investments during the year ended December 31, 2018 was primarily attributable to fair value decreases in our investments in StackPath, LLC and AG Kings Holdings Inc. This was partially offset by fair value increases in our investments in Caelus Energy Alaska O3, LLC and the reversal of prior unrealized depreciation upon the full disposal on our investment in Aretec Group, Inc. The increase in unrealized appreciation on investments during the year ended December 31, 2017 was primarily attributable to fair value increases in our investments in Aretec Group, Inc., Caelus Energy Alaska O3, LLC, as well as the reversal of prior unrealized depreciation upon the full repayment on our investment in ProPetro Services, Inc. This was partially offset by fair value markdowns in our investments in Crews of California, Inc. and Outcome Health. The increase in net unrealized appreciation on investments during the year ended December 31, 2016 was primarily attributable to increases in the recognition of unrealized gains in our investments in Crews of California, Inc. and Securus Technologies Holdings, Inc., partially offset by the recognition of unrealized loss in our investment in Grupo HIMA San Pablo, Inc.

Financial Condition, Liquidity and Capital Resources

As a business development company, we generally distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, the Credit Facility and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings under the Credit Facility. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Comparison of the Years Ended December 31, 2018, December 31, 2017 and December 31, 2016

Our operating activities provided cash and cash equivalents of approximately $31.1 million during the year ended December 31, 2018, primarily from proceeds received from realization of investments partially offset by net cash deployed for the acquisition of investments. Our financing activities used cash and cash equivalents of approximately $36.3 million during the year ended December 31, 2018. During the year ended December 31, 2018, we refinanced and increased our existing fixed rate debt within our capital structure by redeeming our 2020 Notes and replacing them with the issuance of $30.0 million of aggregate principal amount of Private Notes as well as by issuing an additional $35.0 million of aggregate principal amount of 2025 Notes. We also had net repayments of $40.0 million on our Credit Facility and made cash payments in respect of net distributions to our stockholders of approximately $29.0 million.

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

As of December 31, 2018, we had cash and cash equivalent resources, including restricted cash, of $33.7 million. As of the same date, we had $85.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

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

Credit Facility

On December 23, 2015, WhiteHorse Credit entered into a $200 million revolving credit and security agreement the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse California. On November 19, 2018, we entered into an amendment which, among other things, allows for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility.

As of December 31, 2018, there was $115 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $85 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $432.2 million as of December 31, 2018.

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

The Credit Facility provides for borrowings in an aggregate principal amount up to $200 million with an accordion feature which allows for the expansion of the borrowing limit up to $235 million, subject to consent from the lender and other customary conditions. Prior to December 29, 2020, the required minimum outstanding borrowings under the Credit Facility are $155 million, unless the accordion feature is exercised, at which time the required minimum outstanding borrowings will be $175 million. On November 19, 2018, in conjunction with the amendment to the credit and security agreement governing the Credit Facility, the required minimum outstanding borrowings were reduced to $115 million through May 19, 2019 and then will be increased to $135 million until August 20, 2019. Thereafter, the required minimum borrowings will be $155 million again.

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

2020 Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of the 2020 Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan. Interest on the 2020 Notes had paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. On July 10, 2018, we notified American Stock Transfer & Trust Company, LLC, the trustee of our 2020 Notes, of our election to redeem the $30 million of aggregate principal amount of the 2020 Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 2020 Notes in accordance with the terms of the indenture agreement under which the 2020 Notes were issued. The redemption was completed on August 9, 2018, and the 2020 Notes were delisted from the NASDAQ Global Select Market where they were previously listed under the symbol “WHFBL.”

Private Notes

On July 13, 2018, we entered into the Note Purchase Agreement, to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem all of the 2020 Notes, as discussed above.

2025 Notes

On November 13, 2018, we completed a public offering of $35.0 million of aggregate principal amount of unsecured Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 2025 Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the Private Notes. The 2025 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility. The 2025 Notes are listed on the NASDAQ Global Select Market under the trading symbol “WHFBZ.”

Distributions

During each of the years ended December 31, 2018, 2017 and 2016, we declared distributions of $1.42 per share for total distributions of $29.2 million, $27.6 million and $26.0 million, respectively. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the year ended December 31, 2018, distributions to stockholders did not include a return of capital, but did include approximately $11.6 million relating to long-term capital gains, for tax purposes. For the year ended December 31, 2017, distributions to stockholders did not include a return of capital, but did include approximately $0.9 million relating to long-term capital gains, for tax purposes. For the year ended December 31, 2016, distributions to stockholders did not include a return of capital for tax purposes.

The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

Portfolio Investments and Yield

As of December 31, 2018, our investment portfolio consisted primarily of senior secured loans across 53 positions in 39 companies with an aggregate fair value of $469.6 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing less than 0.1% based on fair value. As of December 31, 2018, our portfolio had an average investment size of $8.9 million (average debt investment size of $10.1 million), with investment sizes ranging from less than $0.1 million to $24.7 million and a weighted average effective yield of 11.8% (and a weighted average effective yield on income-producing debt investments of 11.9%).

As of December 31, 2017, our investment portfolio consisted primarily of senior secured loans across 43 positions in 32 companies with an aggregate fair value of $440.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and approximately 99.9% of those loans were variable-rate investments (primarily indexed to LIBOR). As of December 31, 2017, our portfolio had an average investment size of $10.2 million (average debt investment size of $10.9 million), with investment sizes ranging from less than $0.1 million to $25.7 million and a weighted average effective yield of 11.4% (and a weighted average effective yield on income-producing debt investments of 11.9%).

For the year ended December 31, 2018, we invested $277.0 million in new and existing portfolio companies, offset by repayments and sales of $285.8 million. Proceeds from sales totaled $70.4 million and repayments included $9.8 million of scheduled repayments and $205.6 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	December 31, 2018		December 31, 2017
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$29.5	6.3%	$—	—%
2	376.3	80.1	369.7	83.9
3	63.7	13.6	70.8	16.1
4	0.1	0.0	0.2	0.0
5	—	—	—	—
Total Portfolio	$469.6	100.0%	$440.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2018, we had commitments to fund approximately $1.6 million of revolving lines of credit or delayed draw facilities. During the year ended December 31, 2018, we funded approximately $3.5 million, on a net basis, of commitments that were outstanding as of December 31, 2017. As of December 31, 2017, we had commitments to fund approximately $6.4 million of revolving lines of credit or delayed draw facilities. As of December 31, 2016, we had no commitments to fund revolving lines of credit or delayed draw facilities to our portfolio companies. During the year ended December 31, 2016, we funded commitments of $14.0 million that were outstanding as of December 31, 2015. During the year ended December 31, 2015, we funded commitments of $10.8 million that were outstanding as of December 31, 2014.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2018 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$115.0	$—	$115.0	$—	$—
Private Notes	30.0	—	—	30.0	—
2025 Notes	35.0	—	—	—	35.0
Total contractual obligations	$180.0	$—	$115.0	$30.0	$35.0

As of December 31, 2018, we had $85.0 million of unused borrowing capacity under the Credit Facility.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services — Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, or WhiteHorse Warehouse, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit (and its wholly owned subsidiary, WhiteHorse California) and WhiteHorse Warehouse into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of financial condition as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

Basis point increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$6,392	$1,150	$5,242
200	11,119	2,300	8,819
300	15,845	3,450	12,395
400	20,572	4,600	15,972
500	25,298	5,750	19,548

As of December 31, 2018, 100.0% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and the consolidated financial highlights for each of the five years in the period then ended (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP
Crowe LLP

As a result of affiliated fund relationships, we have served as auditor since 2006.

New York, New York
March 14, 2019

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$459,399	$404,434
Non-controlled affiliate company investments	10,165	36,246
Total investments, at fair value (amortized cost $477,839 and $448,522, respectively)	469,564	440,680
Cash and cash equivalents	24,148	35,219
Restricted cash and cash equivalents	9,584	3,717
Interest receivable	4,616	4,947
Receivables from investments sold	5,608	783
Prepaid expenses and other receivables	575	185
Total assets	$514,095	$485,531
Liabilities
Debt	$175,953	$182,122
Distributions payable	7,294	7,289
Management fees payable	11,193	7,848
Payables for investments purchased	445	—
Interest payable	1,562	527
Accounts payable and accrued expenses	2,322	701
Advances received from unfunded credit facilities	30	92
Total liabilities	198,799	198,579
Commitments and contingencies (See Note 7)
Net assets
Common stock, 20,546,032 and 20,531,948 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	20
Paid-in capital in excess of par	301,557	302,292
Accumulated undistributed (overdistributed) earnings	13,718	(15,360)
Total net assets	315,296	286,952
Total liabilities and total net assets	$514,095	$485,531
Number of shares outstanding	20,546,032	20,531,948
Net asset value per share	$15.35	$13.98

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years ended December 31,
	2018	2017	2016
Investment income
From non-controlled/non-affiliate company investments
Interest income	$56,208	$49,233	$48,649
Fee income	4,906	2,858	2,290
From non-controlled affiliate company investments
Dividend income	2,132	2,713	2,910
Total investment income	63,246	54,804	53,849
Expenses
Interest expense	11,599	9,811	8,188
Base management fees	10,511	9,508	8,990
Performance-based incentive fees	12,134	6,553	6,755
Administrative service fees	684	696	684
General and administrative expenses	2,646	2,024	2,221
Total expenses, before fees waived	37,574	28,592	26,838
Base management fees waived	(270)	—	—
Total expenses, net of fees waived	37,304	28,592	26,838
Net investment income before excise tax	25,942	26,212	27,011
Excise tax	942	—	—
Net investment income after excise tax	25,000	26,212	27,011
Realized and unrealized gains (losses) on investments
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(247)	108	(478)
Non-controlled affiliate company investments	32,981	—	—
Net realized gains (losses)	32,734	108	(478)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(5,136)	(1,620)	5,767
Non-controlled affiliate company investments	4,703	9,748	(971)
Net change in unrealized appreciation (depreciation)	(433)	8,128	4,796
Net realized and unrealized gains (losses) on investments	32,301	8,236	4,318
Net increase (decrease) in net assets resulting from operations	$57,301	$34,448	$31,329
Per Common Share Data
Basic and diluted earnings (loss) per common share	$2.79	$1.77	$1.72
Dividends and distributions declared per common share	$1.42	$1.42	$1.42
Basic and diluted weighted average common shares outstanding	20,538,971	19,433,003	18,303,890

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of Par	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
	Shares	Par amount
Balance at December 31, 2015	18,303,890	$18	$271,679	$(27,645)	$244,052
Stock issued in connection with rights offering	—	—	—	—	—
Stock issued in connection with distribution reinvestment plan	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	27,011	27,011
Net realized gains (losses) on investments	—	—	—	(478)	(478)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,796	4,796
Distributions declared	—	—	—	(25,992)	(25,992)
Tax reclassification of stockholders’ equity	—	—	563	(563)	—
Balance at December 31, 2016	18,303,890	18	272,242	(22,871)	249,389
Stock issued in connection with public offering	2,200,000	2	30,285	—	30,287
Stock issued in connection with distribution reinvestment plan	28,058		401	—	401
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	26,212	26,212
Net realized gains (losses) on investments	—	—	—	108	108
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,128	8,128
Distributions declared	—	—	—	(27,573)	(27,573)
Tax reclassification of stockholders’ equity	—	—	(636)	636	—
Balance at December 31, 2017	20,531,948	20	302,292	(15,360)	286,952
Stock issued in connection with public offering	—	—	—	—	—
Stock issued in connection with distribution reinvestment plan	14,084	1	207	—	208
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	25,000	25,000
Net realized gains (losses) on investments	—	—	—	32,734	32,734
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(433)	(433)
Distributions declared	—	—	—	(29,165)	(29,165)
Tax reclassification of stockholders’ equity	—	—	(942)	942	—
Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$57,301	$34,448	$31,329
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(584)	(662)	(1,037)
Net realized gains (losses) on investments	(32,734)	(108)	478
Net unrealized (appreciation) depreciation on investments	433	(8,128)	(4,796)
Accretion of discount	(4,740)	(3,073)	(3,258)
Amortization of deferred financing costs	1,155	817	856
Acquisition of investments	(277,035)	(137,641)	(121,476)
Proceeds from principal payments and sales of portfolio investments	285,776	120,646	133,718
Net changes in operating assets and liabilities:
Interest receivable	(661)	(1,056)	(484)
Prepaid expenses and other receivables	(390)	669	(662)
Receivable from investments sold	(3,833)	98	(881)
Payable for investments purchased	445	(995)	(1,870)
Management fees payable	3,345	2,372	1,663
Accounts payable and accrued expenses	1,621	(357)	57
Interest payable	1,035	47	480
Advances received from unfunded credit facilities	(62)	92	—
Net cash provided by (used in) operating activities	31,072	7,169	34,117
Cash flows from financing activities
Proceeds from sales of common stock, net of underwriting costs	—	30,287	—
Proceeds from notes issued	65,000	—	—
Borrowings	100,400	102,567	113,250
Repayments of debt	(170,400)	(102,567)	(115,250)
Deferred financing costs	(2,324)	(1,033)	—
Distributions paid to common stockholders, net of distributions reinvested	(28,952)	(26,381)	(25,992)
Net cash provided by (used in) financing activities	(36,276)	2,873	(27,992)
Net change in cash, cash equivalents and restricted cash	(5,204)	10,042	6,125
Cash, cash equivalents and restricted cash at beginning of year	38,936	28,894	22,769
Cash, cash equivalents and restricted cash at end of year	$33,732	$38,936	$28,894
Supplemental disclosure of cash flow information:
Interest paid	$9,409	$8,947	$6,852
Taxes, including excise tax, paid during the year	—	—	—
Supplemental noncash disclosures:
Distributions declared	$29,165	$27,573	$25,992
Distributions reinvested	208	401	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2018	2017	2016
Cash and cash equivalents	$24,148	$35,219	$17,036
Restricted cash	9,584	3,717	11,858
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$33,732	$38,936	$28,894

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00% (0.50% Floor)	9.52%	03/26/18	03/27/23	10,771	$10,771	$10,771	3.42%
Outcome Health
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.31% (3.00% PIK)	12/22/16	12/22/21	7,943	7,581	6,408	2.03
					18,714	18,352	17,179	5.45
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99% (1.00% Floor)	10.54%	02/26/18	02/23/23	17,183	16,862	16,840	5.34
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	9.00%	08/14/18	02/25/22	10,877	10,546	10,493	3.33
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.52%	12/28/17	12/28/22	17,882	17,597	17,739	5.63
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.86% (1.00% Floor)	10.38%	12/29/17	12/29/22	7,000	6,888	6,860	2.18
					35,759	35,031	35,092	11.14
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.33% (1.00% Floor)	10.10%	06/08/18	06/08/23	15,000	14,801	14,700	4.66
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	10.60%	12/23/16	12/23/21	25,394	25,096	24,707	7.84
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.25% (1.00% Floor)	8.77%	10/24/18	10/24/24	15,000	14,708	14,707	4.66
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.28%	04/28/17	04/28/22	3,933	3,857	3,920	1.24
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00% (1.00% Floor)	12.52% (2.00% PIK)	01/11/18	01/11/23	7,264	7,082	6,683	2.12
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	9.80%	10/16/18	10/16/23	10,434	10,234	10,202	3.24

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	8.81%	12/28/18	12/28/24	10,942	$10,724	$10,724	3.40%
First Lien Secured Revolving Loan(7)	L+ 6.00%	8.81%	12/28/18	12/28/24	—	—	—	—
					32,573	31,897	31,529	10.00
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	12.75%	08/10/16	08/10/21	13,031	12,737	11,076	3.51
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	11/20/14	11/20/19	10,354	10,320	10,251	3.25
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	06/05/15	11/20/19	5,171	5,148	5,120	1.62
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	03/27/15	11/20/19	2,974	2,961	2,944	0.93
					31,530	31,166	29,391	9.31
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	11.52%	04/01/18	05/31/19	14,065	14,065	11,955	3.79
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	103	0.03
					15,093	15,089	12,058	3.82
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	10.30%	06/28/18	06/28/23	14,875	14,591	14,577	4.62
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.31%	10/26/18	07/13/22	5,530	5,424	5,392	1.71
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.42% (1.00% Floor)	10.95%	03/09/18	03/09/23	17,100	16,930	17,100	5.42
Internet Software & Services
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.53%	02/01/18	02/01/23	10,925	10,791	10,816	3.43
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.33%	02/03/17	02/02/24	18,000	17,673	14,760	4.68
					28,925	28,464	25,576	8.11

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	10.54%	05/05/17	05/05/22	12,488	$12,300	$12,726	4.04%
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	14.52%	05/05/17	05/05/22	4,625	4,555	4,713	1.49
					17,113	16,855	17,439	5.53
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.52% (1.00% PIK)	01/10/17	01/10/23	4,214	4,148	4,088	1.30

Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25% (1.00% Floor)	10.04%	11/30/17	03/07/22	9,892	9,735	9,841	3.12
First Lien Initial Delayed Draw Loan	L+ 7.25% (1.00% Floor)	9.82%	11/30/17	03/07/22	6,183	6,163	6,153	1.95
First Lien Initial Term Loan	L+ 7.25% (1.00% Floor)	10.02%	11/30/17	03/07/22	130	129	130	0.04
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	9.80%	04/16/18	04/16/23	10,858	10,663	10,433	3.31
First Lien Secured Revolving Loan(7)	L+ 7.00% (1.00% Floor)	9.09%	04/16/18	04/16/23	128	126	110	0.03
Honors Holdings, LLC (Orange Theory)
First Lien Secured Term Loan	L+ 8.94% (0.00% Floor)	11.37%	07/17/18	07/17/23	7,500	7,398	7,355	2.33
					34,691	34,214	34,022	10.78
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	10.30%	04/04/14	04/15/20	17,342	16,876	17,342	5.50
Other Diversified Financial Services
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 7.25% (1.00% Floor)	9.96%	11/29/18	11/30/23	7,588	7,451	7,448	2.36
First Lien Secured Term Loan B	L+ 14.50% (1.00% Floor)	17.21% (1.50% PIK)	11/29/18	11/30/23	1,870	1,837	1,836	0.58
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00% (1.00% Floor)	14.80%	12/27/13	09/30/19	24,904	24,904	24,344	7.72
					34,362	34,192	33,628	10.66
Packaged Foods & Meats
Lenny & Larry’s, LLC
First Lien Secured Term Loan	L+ 6.84% (1.00% Floor)	9.29%	05/15/18	05/15/23	13,449	13,214	12,777	4.05

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.16%	01/09/18	01/09/23	14,303	$14,016	$13,903	4.41%
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.47%	11/30/18	11/19/25	10,340	10,033	10,020	3.18
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	12.85%	09/20/18	03/20/24	17,500	17,168	17,150	5.44
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	13.10%	09/09/16	03/09/22	20,000	19,768	20,000	6.34
					37,500	36,936	37,150	11.78
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.28%	05/04/18	05/04/23	14,182	13,874	13,898	4.41
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	11.79%	12/15/16	06/15/22	3,500	3,462	3,468	1.10
Total Debt Investments					473,672	466,231	456,583	144.78
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	12/08/25	187	560	706	0.22%
Diversified Support Services
Quest Events, LLC
Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10
Food Retail
Crews of California, Inc. Warrants(4)	N/A	N/A	11/20/14	12/31/24	—	—	6	—
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
					6	—	399	0.12
Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	N/A	8	—	393	0.12

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments – (continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	$—	$535	0.17%
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	N/A	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	N/A	7	702	901	0.29
					150	702	1,436	0.46
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	08/13/14	06/13/20	10,000	10,029	9,630	3.05
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	N/A	—	—	100	0.03
Total Equity Investments					10,668	11,608	12,981	4.10
Total Investments					$484,340	$477,839	$469,564	148.88%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.5%, 2.8% and 2.9%, respectively, as of December 31, 2018. The Prime was 5.5% as of December 31, 2018.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case maybe.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 89%, of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2018. See Note 7.
(8)	The investment is on non-accrual status.
(9)	The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 149% of the Company’s net assets or 91% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

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
December 31, 2018
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

The Company engages independent external valuation firms to periodically review material investments. These external reviews are used by the board of directors to review the Company’s internal valuation of investments over the year.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold, are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2018 and December 31, 2017.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2018 or December 31, 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2014 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements:  In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The Company has adopted this ASU effective December 31, 2018. No significant changes were made to the Company’s fair value disclosures in the notes to the consolidated financial statements in order to comply with ASU 2018-13.

During March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to amend the amortization period for certain purchased callable debt securities held at a premium. Under current guidance, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The new guidance shortened the amortization period for the premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted the provisions of the ASU 2017-08 effective January 1, 2019 and determined adoption of this standard did not have a material impact as the Company does not hold any material purchased callable debt securities at a premium.

Securities and Exchange Commission Disclosure Update and Simplification:  In August 2018, the Securities and Exchange Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”) amending certain disclosure requirements that were redundant,

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company adopted the final rule under SEC Release No. 33-10532 as of December 31, 2018. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

NOTE 3 — INVESTMENTS

Investments consisted of the following:

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$365,356	$359,416	$232,786	$230,261
Second lien secured loans	100,875	97,167	174,363	172,270
Equity	11,608	12,981	41,373	38,149
Total	$477,839	$469,564	$448,522	$440,680

The following table shows the portfolio composition by industry grouping at fair value:

	December 31, 2018		December 31, 2017
Advertising	$17,885	3.81%	$38,844	8.81%
Application Software	—	—	17,892	4.06
Auto Parts & Equipment	16,840	3.59	12,031	2.73
Broadcasting	35,092	7.47	26,591	6.03
Cable & Satellite	14,700	3.13	—	—
Data Processing & Outsourced Services	24,707	5.26	23,188	5.26
Department Stores	14,707	3.13	7,146	1.62
Diversified Support Services	31,846	6.78	22,831	5.18
Environmental & Facilities Services	—	—	8,423	1.91
Food Retail	29,790	6.34	40,700	9.24
Health Care Facilities	12,058	2.57	12,669	2.87
Health Care Services	14,970	3.19	—	—
Home Furnishings	5,392	1.15	—	—
Internet Retail	17,100	3.64	6,000	1.36
Internet Software & Services	25,576	5.45	17,576	3.99
Investment Banking & Brokerage	17,439	3.71	17,872	4.06
IT Consulting & Other Services	4,088	0.87	3,901	0.89
Leisure Facilities	34,022	7.25	4,679	1.06
Office Services & Supplies	—	—	4,466	1.01
Oil & Gas Exploration & Production	17,342	3.69	10,837	2.46
Other Diversified Financial Services	35,064	7.47	54,658	12.40
Packaged Foods & Meats	12,777	2.72	—	—
Research & Consulting Services	13,903	2.96	8,440	1.92
Restaurants	10,020	2.13	—	—
Security & Alarm Services	—	—	11,084	2.52
Specialized Consumer Services	—	—	19,000	4.31
Specialized Finance	46,780	9.97	68,216	15.48
Technology Hardware, Storage & Peripherals	13,898	2.96	—	—
Trucking	3,568	0.76	3,636	0.83
Total	$469,564	100.00%	$440,680	100.00%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS  – (continued)

As of December 31, 2018, the portfolio companies underlying the Company’s investments are all located in the United States and its territories, except for Arcole Acquisition Corp (which is located in Canada). As of December 31, 2017, the portfolio companies underlying the Company’s investments are all located in the United States and its territories. As of December 31, 2018 and 2017, the weighted average remaining term of the Company’s debt investments was approximately 3.6 years and 3.4 years, respectively.

As of December 31, 2018, the total fair value of non-accrual loans was $103. As of December 31, 2017, the Company had no non-accrual loans.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2018:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2018
Aretec Group, Inc.	Equity	$—	$17,314	$—	$(53,734)	$33,041	$3,379	$—
NMFC Senior Loan Program I LLC Units	Equity	2,132	18,504	—	(10,000)	(91)	1,217	9,630
RCS Creditor Trust Class B Units	Equity	—	428	—	—	—	107	535
Total		$2,132	$36,246	$—	$(63,734)	$32,950	$4,703	$10,165

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the years ended December 31, 2018 and 2017, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets into or out of Level 3.

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

The following table presents investments (as shown on the consolidated schedule of investments) that have been measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$359,416	$359,416
Second lien secured loans	—	—	97,167	97,167
Equity	706	—	12,275	12,981
Total investments	706	—	$468,858	$469,564

The following table presents investments (as shown on the consolidated schedule of investments) that have been measured at fair value as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
First lien secured loans	—	—	$230,261	$230,261
Second lien secured loans	—	—	172,270	172,270
Equity	821	—	37,328	38,149
Total investments	821	—	$439,859	$440,680

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Funding of investments	252,678	23,207	1,150	277,035
Non-cash interest income	584	—	—	584
Accretion of discount	3,432	1,339	(31)	4,740
Proceeds from paydowns and sales	(123,753)	(98,034)	(63,865)	(285,652)
Realized (losses) gains	(371)	—	32,981	32,610
Net unrealized (depreciation) appreciation	(3,415)	(1,615)	4,712	(318)
Fair value, end of period	$359,416	$97,167	$12,275	$468,858
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2018	(3,238)	(1,081)	1,333	(2,986)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2017:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$245,213	$135,895	$30,606	$411,714
Funding of investments	93,561	43,520	—	137,081
Non-cash interest income	634	28	—	662
Accretion of discount	2,575	498	—	3,073
Proceeds from paydowns and sales	(110,978)	(9,668)	—	(120,646)
Realized gains	85	23	—	108
Net unrealized (depreciation) appreciation	(829)	1,974	6,722	7,867
Fair value, end of period	$230,261	$172,270	$37,328	$439,859
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2017	(1,902)	1,753	6,722	6,573

The significant unobservable inputs used in the fair value measurement of the Company’s investments are the discount rate, market quotes and exit multiples. An increase or decrease in the discount rate in isolation would result in significantly lower or higher fair value measurement, respectively. An increase or decrease in the market quote for an investment would in isolation result in significantly higher or lower fair value measurement, respectively. An increase or decrease in the exit multiple would in isolation result in significantly higher or lower fair value measurement, respectively. As the fair value of a debt investment diverges from par, which would generally be the case for non-accrual loans, the fair value measurement of that investment is more susceptible to volatility from changes in exit multiples as a significant unobservable input.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS  – (continued)

Quantitative Information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$107,291	Discounted cash flows	Discount rate	11.8% – 23.5% (15.2%)
			Exit multiple	4.5x – 7.0x (6.2x)
	11,955	Market multiples	Exit multiple	2.9x
	17,439	Weighting of discounted cash	Discount rate	10.5% – 14.9% (11.7%)
		cash flows and expected repayment price	Repayment price	101.9
			Exit multiple	4.5x
	222,731	Weighting of discounted cash	Discount rate	8.7% – 21.2% (11.5%)
		flows and consensus market pricing or recent transaction	Market quotes or transaction price	79.8 – 100.0 (97.5)
			Exit multiple	4.0x – 10.0x (7.2x)
	$359,416
Second lien secured loans	$62,572	Discounted cash flows	Discount rate	12.9% – 21.6% (18.2%)
			Exit multiple	5.5x – 8.0x (6.6x)
	103	Market multiples	Exit multiple	2.9x
	17,150	Weighting of discounted cash	Discount rate	14.7%
		flows and consensus pricing or recent transaction	Market quotes or transaction price	98.0
	17,342	Expected repayment	Repayment price	100.0
	$97,167
Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317
Common Equity	$9,630	Weighting of discounted cash flows and recent transaction	Discount rate	10.2%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	535	Consensus pricing	Market quotes	$3.8/s
	$10,165
Warrant	$1,693	Discounted cash flows and	Discount rate	22.0% – 30.3% (25.1%)
		Option-pricing method	Exit multiple	4.8x – 8.0x (5.9x)
			Volatility	2.3% – 25.0% (8.7%)
			Discount for lack of marketability	13.0% – 55.0% (22.9%)
	100	Market multiples	Exit multiple	5.5x
			Discount for lack of marketability	15.0%
	$1,793
Total Level 3 Investments	$468,858

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

The following table presents the amortized cost and fair values of the Company’s borrowings as of December 31, 2018 and 2017. The amortized cost disclosed below excludes debt issuance costs. The fair values of the credit facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the 6.5% notes due 2020, (the “2020 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

	Fair Value Level	December 31, 2018		December 31, 2017
		Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$115,000	$116,759	$155,000	$157,139
2020 Notes	2	—	—	30,000	30,666
Private Notes	3	30,000	30,724	—	—
2025 Notes	2	35,000	34,350	—	—
		$180,000	$181,833	$185,000	$187,805

NOTE 5 — BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2018, the Company’s asset coverage for borrowed amounts was 275.2%.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

Total borrowings outstanding and available as of December 31, 2018, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$115,000	$85,000
Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			180,000	$85,000
Debt issuance cost			(4,047)
Total debt net issuance cost			$175,953

Total borrowings outstanding and available as of December 31, 2017, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$155,000	$45,000
2020 Notes	2020	6.50%	30,000	—
Total debt			185,000	$45,000
Debt issuance cost			(2,878)
Total debt net issuance cost			$182,122

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

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrued at 0.50% per annum through September 22, 2016, and at 1.00% per annum thereafter (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The commitment fee was waived through September 22, 2016 while borrowings under the Credit Facility exceeded $100,000. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In November 2018, the Company entered into an amendment to the Credit Facility, which, among other things, allows for a temporary reduction in the required minimum outstanding borrowings. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then will be increased to $135,000 until August 20, 2019. Thereafter, the required minimum outstanding borrowings will return to $155,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $432,238 as of December 31, 2018 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS  – (continued)

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2018, the Company had $115,000 in outstanding borrowings and $85,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $159,392 at a weighted average interest rate of 4.89% for year ended December 31, 2018. At December 31, 2018, the interest rate in effect was 5.50%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2018, approximately $85,000 was available to be drawn by the Company based on these requirements.

2020 Notes:  On July 23, 2013, the Company completed a public offering of $30,000 of aggregate principal amount of the 2020 Notes, the net proceeds of which were used to reduce outstanding obligations under the Company’s unsecured term loan, which was repaid in full on June 30, 2016. Interest on the 2020 Notes had paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. On July 10, 2018, the Company notified the trustee for its 2020 Notes of its election to redeem the $30,000 aggregate principal amount of the 2020 Notes outstanding in full in accordance with the terms of the indenture agreement under which the 2020 Notes were issued. The redemption was completed on August 9, 2018. Following the redemption, none of the 2020 Notes remained outstanding, and they were delisted from the NASDAQ Global Select Market. Prior to August 9, 2018, the 2020 Notes were listed under the symbol “WHFBL.”

Private Notes:  On July 13, 2018, the Company entered into an agreement (the “Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured Private Notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its 2020 Notes.

2025 Notes:  On November 13, 2018, the Company completed a public offering of $35,000 of aggregate principal amount of 2025 Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Interest on the 2025 Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at an annual rate of 6.50%. The 2025 Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after November 30, 2021. The 2025 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank equally in right of payment with the Company’s other outstanding and future unsecured, unsubordinated indebtedness, including the Private Notes. The 2025 Notes are listed on the NASDAQ Global Select Market under the trading symbol “WHFBZ.”

NOTE 6 — RELATED PARTY TRANSACTIONS

Investment Advisory Agreement:  WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on August 1, 2018. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

and restated investment advisory agreement (the “Investment Advisory Agreement”). The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity) as further discussed below. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

During the years ended December 31, 2018, 2017 and 2016, the Company incurred base management fees of $10,241, $9,508 and $8,990, net of fees waived, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018 and March 31, 2019; and for the fiscal quarter ended June 30, 2019 only to the extent that the determination of base management fees would otherwise include March 31, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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
December 31, 2018
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

Net investment income used to calculate this component of the incentive fee is also included in the amount of consolidated gross assets used to calculate the base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS  – (continued)

the years ended December 31, 2018, 2017 and 2016, the Company recorded a net Capital Gains Incentive Fee of $4,707, $0 and $0, respectively, which are included in performance-based incentive fees in the consolidated statements of operations. As of December 31, 2018 and December 31, 2017, included in management fees payable on the consolidated statements of assets and liabilities were $4,707 and $0, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2018, 2017 and 2016, the Company incurred performance-based incentive fees of $12,134, $6,553 and $6,755, respectively.

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

During the years ended December 31, 2018, 2017 and 2016, the Company incurred allocated administrative service fees of $684, $696 and $684, respectively.

Co-investments with Related Parties:  At December 31, 2018 and 2017, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $61, respectively.

At December 31, 2018 and 2017, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $1,015,838 and $480,752.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

The balance of unfunded commitments to extend credit was approximately $1.6 million and $6.4 million as of December 31, 2018 and 2017, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of December 31, 2018 and 2017:

	Unfunded Commitment as of
	December 31, 2018	December 31, 2017
Revolving Loan Commitments:
Lift Brands, Inc.	$624	$—
Quest Events, LLC	935	—
	1,559	—
Delayed Draw Loan Commitments:
Planet Fit Indy 10 LLC	—	3,525
Rural Media Group, Inc.	—	2,867
	—	6,392
Total Unfunded Commitments	$1,559	$6,392

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
December 31, 2018
(in thousands, except share and per share data)

NOTE 8 — FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Years Ended December 31,
	2018	2017	2016	2015	2014
Per share data:(1)
Net asset value, beginning of period	$13.98	$13.63	$13.33	$15.04	$15.16
Issuance of common stock	—	—	—	(0.11)	—
Offering costs	—	—	—	(0.07)	—
Investment operations:
Net investment income	1.22	1.35	1.48	1.36	1.13
Net realized and unrealized (losses) gains on investments	1.57	0.42	0.24	(1.47)	0.17
Net increase in net assets resulting from operations	2.79	1.77	1.72	(0.11)	1.30
Distributions declared	(1.42)	(1.42)	(1.42)	(1.42)	(1.42)
Net asset value, end of period	$15.35	$13.98	$13.63	$13.33	$15.04
Total return based on market value(2)	(5.22)%	10.27%	6.01%	(0.61)%	(23.56)%
Total return based on net asset value	18.66%	12.69%	12.64%	(1.24)%	8.52%
Net assets, end of period	$315,296	$286,952	$249,389	$244,052	$225,358
Per share market value at end of period	$12.72	$13.42	$12.17	$11.48	$11.55
Shares outstanding end of period	20,546,032	20,531,948	18,303,890	18,303,890	14,982,857
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets(3)(4)	8.50%	8.12%	8.03%	9.66%	7.48%
Ratio of incentive fees to average net assets(3)	3.95%	2.42%	2.80%	1.90%	1.48%
Ratio of total expenses to average net assets(3)(4)	12.45%	10.54%	10.83%	11.56%	8.96%
Ratio of net investment income to average net assets(3)(4)	8.14%	9.66%	10.90%	9.11%	7.41%
Portfolio turnover ratio	57.74%	27.96%	29.38%	32.97%	40.01%

(1)	Calculated using the weighted average shares outstanding for the period.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.
(3)	During the year ended December 31, 2018, WhiteHorse Advisers irrevocably waived $270 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.59%, 3.93%, 12.52% and 8.06%, respectively, for the year ended December 31, 2018. WhiteHorse Advisers did not waive any base management fees during the years ended December 31, 2017, 2016 and 2015. During the year ended December 31, 2014, WhiteHorse Advisers irrevocably waived $447 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 7.68%, 1.36%, 9.04% and 7.22%, respectively, for the year ended December 31, 2014.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
	2018	2017	2016
Net increase (decrease) in net assets resulting from operations	$57,301	$34,448	$31,329
Change in net unrealized (appreciation) depreciation on investments	433	(8,128)	(4,796)
Other book-to-tax differences	4,573	(63)	462
Taxable income before deductions for distributions	$62,307	$26,257	$26,995

The tax character of distributions was as follows:

	Years ended December 31,
	2018		2017		2016
Ordinary income	$17,540	60.1%	$26,716	96.9%	$25,992	100.0%
Return of capital	—	—	—	—	—	—
Long-term capital gains	11,625	39.9%	857	3.1%	—	—
Total distributions	$29,165	100.0%	$27,573	100.0%	$25,992	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to nondeductible federal taxes resulted in a net increase in accumulated undistributed net investment income and a net decrease in paid-in capital. During the year ended December 31, 2017, permanent differences primarily due to the capital gain reclassification of fee income resulted in a net decrease in paid-in capital and a net decrease in accumulated net realized losses on investments. During the year ended December 31, 2016, permanent differences primarily due to the capital gain reclassification of fee income resulted in a net decrease in paid-in capital and a net decrease in accumulated net realized losses on investments. These reclassifications had no net effect on net assets.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements
December 31, 2018
(in thousands, except share and per share data)

NOTE 9 — INCOME TAXES  – (continued)

As of December 31, 2018, 2017 and 2016, the tax basis components of distributable earnings were as follows:

	December 31,
	2018	2017	2016
Accumulated capital and other losses	$26,073	$—	$(655)
Net unrealized (depreciation) appreciation on investments	(12,355)	(8,256)	(16,720)
Distributions deferred	—	(7,104)	(5,495)
Total (accumulated deficit) distributable earnings – tax basis	$13,718	$(15,360)	$(22,870)

There were no late year ordinary losses for the fiscal years ended December 31, 2018, December 31, 2017 and December 31, 2016.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred in taxable years beginning December 22, 2010 for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2018, the Company did not have any short-term or long-term capital loss carryforwards. As of December 31, 2017, the Company did not have any short-term or long-term capital loss carryforwards.

As of December 31, 2018, the cost of investments for U.S. federal income tax purposes was $481,919, resulting in net unrealized depreciation of $12,355. This is comprised of gross unrealized appreciation of $3,598 and gross unrealized depreciation of $15,953 on a tax basis. As of December 31, 2017, the cost of investments for U.S. federal income tax purposes was $448,937, resulting in net unrealized depreciation of $8,256. This is comprised of gross unrealized appreciation of $3,953 and gross unrealized depreciation of $12,209 on a tax basis.

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
December 31, 2018
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

	2018
	Q4	Q3		Q2	Q1
Total investment income	$16,671	$15,318		$14,654	$16,605
Net investment income after excise tax	8,040	3,777	(1)	4,607	8,578
Net realized and unrealized (losses) gains on investments	(3,106)	15,685		14,447	5,275
Net increase in net assets resulting from operations	4,934	19,462		19,054	13,853
Earnings per share	0.24	0.95		0.93	0.67
Net asset value per share	$15.35	$15.46		$14.87	$14.30

	2017
	Q4	Q3	Q2	Q1
Total investment income	$13,920	$13,024	$14,285	$13,575
Net investment income after excise tax	6,804	5,950	6,936	6,522
Net realized and unrealized gains on investments	1,684	3,106	339	3,107
Net increase in net assets resulting from operations	8,488	9,056	7,275	9,629
Earnings per share	0.41	0.45	0.39	0.53
Net asset value per share	$13.98	$13.92	$13.83	$13.80

	2016
	Q4	Q3	Q2	Q1
Total investment income	$13,359	$14,030	$13,050	$13,410
Net investment income after excise tax	6,555	7,268	6,426	6,762
Net realized and unrealized gains (losses) on investments	2,519	1,326	1,703	(1,230)
Net increase in net assets resulting from operations	9,074	8,594	8,129	5,532
Earnings per share	0.50	0.47	0.44	0.30
Net asset value per share	$13.63	$13.48	$13.37	$13.28

(1)	Includes $0.3 million of accelerated amortization of debt acquisition costs related to the redemption of the Company’s 2020 Notes on August 9, 2018.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that, other than the item disclosed below, there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On January 14, 2019, the Company entered into a limited liability company operating agreement with State Teachers Retirement System of Ohio (“STRS Ohio”), a public pension fund established under Ohio law, to co-manage a newly formed joint venture investment company, WHF STRS Ohio Senior Loan Fund LLC (the “Joint Venture”). STRS Ohio and the Company have committed to provide up to $125.0 million of subordinated notes and equity to the Joint Venture, with STRS Ohio providing up to $50.0 million and the Company providing up to $75.0 million, respectively. The Joint Venture will invest primarily in lower middle market, senior secured debt facilities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), we, including our chief executive officer and interim chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

(c) Report of the Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Crowe LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 82 under “Item 8. Consolidated Financial Statements and Supplementary Data.”

(d) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	54	Chairman of the Board of Directors	2012	2021
Stuart Aronson	56	Chief Executive Officer and Director	2017	2020
Jay Carvell	53	Director	2012	2020
Independent Directors
Rick P. Frier	57	Director, Chairman of the Compensation Committee	2016	2020
Rick D. Puckett	65	Director, Chairman of the Audit Committee	2012	2021
G. Stacy Smith	50	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2015	2019
Kevin F. Burke	65	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2017	2019

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

Officers Who are Not Directors

Name	Age	Position
Edward J. Giordano	48	Interim Chief Financial Officer
Marco Collazos	43	Chief Compliance Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, our directors and other executive officers, and any person holding more than 10% of our common stock, are required to report their beneficial ownership and any changes therein to us and the SEC. Specific due dates for those reports have been established, and we are required to report in this annual report on Form 10-K any failure to file such reports by those due dates. Based on our review of Forms 3, 4 and 5 filed by such persons and information provided to us, we believe that, during the fiscal year ended December 31, 2018, with the exception of one Form 4 filed one day late by Mr. Aronson due to an administrative oversight, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

Corporate Governance

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2018, our board of directors held five board of directors meetings, four audit committee meetings and three joint meetings of the compensation committee and the nominating and corporate governance committee. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourage directors to attend the annual meeting of stockholders.

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

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Burke, Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the NASDAQ corporate governance regulations. Messrs. Burke and Smith serve as the co-chairmen of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board of directors or a committee thereof, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management. The nominating and corporate governance committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Compensation of Directors

The Independent Directors will each receive an annual fee of $57,000 for the fiscal year ending December 31, 2018, which increased from the annual fee of $52,500 received for the fiscal year ended December 31, 2017. They also receive $3,500 for each full board of directors meeting attended, $1,500 for each meeting of the audit committee or the nominating and corporate governance committee attended, $750 for each meeting attended that is determined by the board of directors to constitute a “special purpose” board of directors meeting and not a full board of directors meeting, and reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee receives an annual fee of $10,000 and the chairman of each other committee of the board of directors receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.

The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2018. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

Name	Aggregate Compensation from WhiteHorse Finance	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Kevin F. Burke	$82,750	—	$82,750
Rick P. Frier	85,750	—	85,750
Rick D. Puckett	91,500	—	91,500
G. Stacy Smith	86,500	—	86,500
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 11, 2019, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	5,802,061	28.2%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	4,727,939	23.0%
Hamilton Lane Advisors, L.L.C.(2)	Beneficial	1,075,244	5.2%
Stuart Aronson(3)	Beneficial	18,000	*
John Bolduc(3)(4)	Beneficial	191,975	*
Jay Carvell(3)	Beneficial	15,629	*
Sami Mnaymneh(5)(6)	Beneficial	10,809,635	52.6%
Anthony Tamer(5)(7)	Beneficial	10,799,317	52.6%
Kevin F. Burke(3)	Beneficial	4,530	*
Rick P. Frier(3)	Beneficial	—	*
Rick D. Puckett(3)(8)	Beneficial	18,912	*
G. Stacy Smith(3)	Beneficial	—	*
Marco Collazos(3)	Beneficial	—	*
Edward J. Giordano(3)	Beneficial	—	*
All officers and directors as a group (9 persons)	Beneficial	249,046	1.2%

*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 10,530,000 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.
(2)	The address for Hamilton Lane Advisors, L.L.C. is One Presidential Blvd., 4th Floor, Bala Cynwyd, Pennsylvania 19004. The number of shares beneficially owned is based on a Schedule 13G filed by Hamilton Lane Advisors, L.L.C. on February 12, 2019, which Schedule 13G reflects sole voting power over 669,787 shares by Hamilton Lane Advisors, L.L.C. and shared voting power over 405,457 shares by Hamilton Lane Advisors, L.L.C.
(3)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(4)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 34,829 shares of common stock owned by such entity. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P., except to the extent of his direct pecuniary interest therein.
(5)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 10,530,000 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(6)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 279,635 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(7)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 263,439 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(8)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 18,912 shares of common stock owned by such entity.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2018 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2019. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.

The following table sets forth Crowe LLP’s fees (dollars in thousands):

	Years ended December 31,
	2018	2017
Audit Fees	$380	$358
Audit-Related Fees	50	30
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$430	$388

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2018 and 2017.

“All Other Fees” are those fees billed for services, other than the services reported above, related to our registration statements and related prospectuses.

The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Crowe LLP. The policy requires that the audit committee pre-approve the audit and permissible non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management. All services described in the table above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1) Financial Statements — Refer to Item 8 starting on page 81.

(2) Financial Statements Schedules — None.

(3) Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d)(5) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
4.3	First Supplemental Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d)(6) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
4.4	Form of 6.50% Notes due 2025 (incorporated herein by reference to Exhibit 4.2)
10.1	Investment Advisory Agreement between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.2	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.3	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.4	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.6	Underwriting Agreement, dated June 27, 2017, by and among the Registrant, H.I.G. WhiteHorse Advisers, LLC, H.I.G. WhiteHorse Administration, LLC, H.I.G. Bayside Debt & LBO Fund II, L.P., H.I.G. Bayside Loan Opportunity Fund II, L.P. and Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC (Incorporated by reference to Exhibit (h)(3) to the Registrant’s Post-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on June 30, 2017)

10.7	Second Amended and Restated Loan Agreement, dated as of June 29, 2017, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2017)
10.9	Underwriting Agreement, dated November 8, 2018, by and among WhiteHorse Finance, Inc., H.I.G. WhiteHorse Advisers, LLC, H.I.G. WhiteHorse Administration, LLC, and Ladenburg Thalmann & Co. Inc., as representative of the several underwriters set forth on Schedule I thereto (incorporated herein by reference to Exhibit (h)(3) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
10.8	Third Amended and Restated Loan Agreement, dated as of May 15, 2018, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent, together with any lenders from time to time party thereto, and the collateral administrator, collateral agent and securities intermediary party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on May 17, 2018)
10.9	Note Purchase Agreement, dated July 13, 2018, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 17, 2018)
10.10	Form of 6.00% Senior Notes due 2023 (included in Exhibit 10.9)
10.11	Amended and Restated Investment Advisory Agreement, dated November 1, 2018, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2018)
10.12*	Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1*	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

By:	/s/ Stuart Aronson Name: Stuart Aronson Title: Chief Executive Officer

Date: March 14, 2019

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

Signature	Title	Date
/s/ Stuart Aronson Stuart Aronson	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2019
/s/ Edward J. Giordano Edward J. Giordano	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2019
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 14, 2019
/s/ Jay Carvell Jay Carvell	Director	March 14, 2019
/s/ Kevin F. Burke Kevin F. Burke	Director	March 14, 2019
/s/ Rick P. Frier Rick P. Frier	Director	March 14, 2019
/s/ Rick D. Puckett Rick D. Puckett	Director	March 14, 2019
/s/ G. Stacy Smith G. Stacy Smith	Director	March 14, 2019