Form 10-Q
period 2019-03-31
WhiteHorse Finance, Inc.
filed 2019-05-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	WHF	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
6.50% Notes due 2025	WHFBZ	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

As of May 10, 2019 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$458,795	$459,399
Non-controlled affiliate company investments	9,590	10,165
Total investments, at fair value (amortized cost $475,248 and $477,839, respectively)	468,385	469,564
Cash and cash equivalents	30,707	24,148
Restricted cash and cash equivalents	6,186	9,584
Interest receivable	6,833	4,616
Receivables from investments sold	8,818	5,608
Prepaid expenses and other receivables	583	575
Total assets	$521,512	$514,095

Liabilities
Debt	$176,197	$175,953
Management and incentive fees payable	15,356	11,193
Distributions payable	7,294	7,294
Payables for investments purchased	5,093	445
Accounts payable and accrued expenses	1,518	2,322
Interest payable	983	1,562
Advances received from unfunded credit facilities	64	30
Total liabilities	206,505	198,799

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	21
Paid-in capital in excess of par	301,557	301,557
Accumulated undistributed earnings	13,429	13,718
Total net assets	315,007	315,296
Total liabilities and total net assets	$521,512	$514,095

Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$15.33	$15.35

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Investment income
From non-controlled/non-affiliate company investments
Interest income	$14,492	$13,763
Fee income	1,157	2,192
From non-controlled affiliate company investments
Dividend income	275	650
Total investment income	15,924	16,605

Expenses
Interest expense	3,073	2,565
Base management fees	2,589	2,445
Performance-based incentive fees	1,751	2,144
Administrative service fees	158	175
General and administrative expenses	682	698
Total expenses, before fees waived	8,253	8,027
Base management fee waived	(177)	-
Total expenses, net of fees waived	8,076	8,027
Net investment income before excise tax	7,848	8,578
Excise tax	237	-
Net investment income after excise tax	7,611	8,578

Realized and unrealized gains (losses) on investments
Net realized losses
Non-controlled/non-affiliate company investments	(2,018)	-
Net realized losses	(2,018)	-
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	1,988	(2,911)
Non-controlled affiliate company investments	(576)	8,186
Net change in unrealized appreciation	1,412	5,275
Net realized and unrealized losses on investments	(606)	5,275
Net increase in net assets resulting from operations	$7,005	$13,853

Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.68
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	20,546,032	20,531,948

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2017	20,531,948	$20	$302,292	$(15,360)	$286,952
Stock issued in connection with public offering	—	—	—	—	—
Stock issued in connection with distribution reinvestment plan	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,578	8,578
Net realized gains (losses) on investments	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	—	—	—	5,275	5,275
Distributions declared	—	—	—	(7,289)	(7,289)
Tax reclassification of stockholders’ equity	—	—	—	—	—
Balance at March 31, 2018	20,531,948	$20	$302,292	$(8,796)	$293,516

Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Stock issued in connection with public offering	—	—	—	—	—
Stock issued in connection with distribution reinvestment plan	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,611	7,611
Net realized gains (losses) on investments	—	—	—	(2,018)	(2,018)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	1,412	1,412
Distributions declared	—	—	—	(7,294)	(7,294)
Tax reclassification of stockholders’ equity	—	—	—	—	—
Balance at March 31, 2019	20,546,032	$21	$301,557	$13,429	$315,007

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,005	$13,853
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(658)	(142)
Net realized losses on investments	2,018	-
Net unrealized appreciation on investments	(1,412)	(5,275)
Accretion of discount	(1,328)	(1,598)
Amortization of deferred financing costs	246	195
Acquisition of investments	(49,699)	(85,883)
Proceeds from principal payments and sales of portfolio investments	52,258	65,836
Net changes in operating assets and liabilities:
Interest receivable	(1,225)	(83)
Prepaid expenses and other receivables	(8)	(653)
Receivables from investments sold	(4,201)	320
Payables for investments purchased	4,648	-
Management and incentive fees payable	4,163	(112)
Accounts payable and accrued expenses	(804)	363
Interest payable	(579)	35
Advances received from unfunded credit facilities	34	69
Net cash provided by (used in) operating activities	10,458	(13,075)

Cash flows from financing activities
Borrowings	7,300	33,600
Repayments of debt	(7,300)	(33,600)
Deferred financing costs	(3)	-
Distributions paid to common stockholders, net of distributions reinvested	(7,294)	(7,289)
Net cash used in financing activities	(7,297)	(7,289)

Net change in cash, cash equivalents and restricted cash	3,161	(20,364)
Cash, cash equivalents and restricted cash at beginning of period	33,732	38,936
Cash, cash equivalents and restricted cash at end of period	$36,893	$18,572

Supplemental disclosure of cash flow information:
Interest paid	$3,405	$2,335

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$30,707	$11,992
Restricted cash	6,186	6,580

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$36,893	$18,572

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	9.50%	03/26/18	03/27/23	10,615	$10,615	$10,615	3.37%
	(0.50% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	10.50%	02/08/19	02/08/24	5,833	5,748	5,742	1.82
	(1.50% Floor)
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	10.51%	02/26/18	02/23/23	17,068	16,768	16,727	5.31
	(1.00% Floor)
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.25%	8.83%	08/14/18	02/25/22	5,901	5,735	5,889	1.87
	(1.00% Floor)
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00%	10.50%	12/28/17	12/28/22	17,412	17,151	17,272	5.48
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.86%	10.60%	12/29/17	12/29/22	6,955	6,851	6,847	2.17
	(1.00% Floor)
					30,268	29,737	30,008	9.52
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.33%	9.93%	06/08/18	06/08/23	15,000	14,811	14,700	4.67
	(1.00% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	9.05%	03/15/19	03/15/24	5,250	5,093	5,092	1.62

Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	10.74%	12/23/16	12/23/21	25,229	24,957	24,548	7.79
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.25%	8.75%	10/24/18	10/24/24	14,963	14,684	14,670	4.66
	(1.00% Floor)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	10.50%	01/28/19	01/25/24	5,950	5,806	5,807	1.84
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.00%	10.50%	01/28/19	01/25/24	-	-	-	-
	(1.50% Floor)
					5,950	5,806	5,807	2
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.75%	11.49%	04/28/17	04/28/22	622	610	622	0.20
	(1.00% Floor)
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	12.50%	01/11/18	01/11/23	7,204	7,038	6,988	2.22
	(1.00% Floor)	(2.00% PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	9.60%	10/16/18	10/16/23	10,369	10,180	10,138	3.22
	(1.00% Floor)
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	8.60%	12/28/18	12/28/24	10,915	10,706	10,697	3.40
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	8.60%	12/28/18	12/28/24	-	-	-	-
	(1.00% Floor)
					29,110	28,534	28,445	9.04

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 11.95%	14.55%	08/10/16	08/10/21	13,046	$12,780	$11,089	3.52%
	(1.00% Floor)	(2.00% PIK)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	13.48%	11/20/14	11/20/19	10,101	10,077	10,000	3.17
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan	L+ 11.00%	13.48%	06/05/15	11/20/19	5,185	5,168	5,133	1.63
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	13.48%	03/27/15	11/20/19	2,901	2,892	2,872	0.91
	(1.00% Floor)	(1.00% PIK)
					31,233	30,917	29,094	9.23
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00%	11.75%	04/01/18	05/31/19	13,881	13,881	12,215	3.88
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	103	0.03
		(2.00% PIK)
					14,909	14,905	12,318	3.91
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50%	10.10%	06/28/18	06/28/23	14,781	14,514	14,540	4.62
	(1.00% Floor)
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.50%	12.11%	10/26/18	07/13/22	5,460	5,363	5,371	1.71
	(1.00% Floor)
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.56%	9.30%	01/31/19	01/31/24	12,543	12,300	12,292	3.90
	(1.00% Floor)
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.39%	10.89%	03/09/18	03/09/23	17,100	16,940	17,100	5.43
	(1.00% Floor)
Internet Services & Infrastructure
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00%	10.74%	02/01/18	02/01/23	10,781	10,657	10,707	3.40
	(1.00% Floor)
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50%	12.33%	02/03/17	02/02/24	18,567	18,256	15,218	4.83
	(1.00% Floor)	(12.33% PIK)
					29,348	28,913	25,925	8.23
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 7.25%	9.88%	11/29/18	11/30/23	7,493	7,364	7,380	2.34
	(1.00% Floor)
First Lien Secured Term Loan B	L+ 14.50%	17.13%	11/29/18	11/30/23	1,854	1,822	1,826	0.58
	(1.00% Floor)	(1.50% PIK)
JVMC Holdings Corp.
First Lien Secured Term Loan	L+ 6.50%	9.00%	02/28/19	02/28/24	17,378	17,207	17,211	5.46
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.50%	9.00%	02/28/19	02/28/24	-	-	-	-
	(1.00% Floor)
					26,725	26,393	26,417	8.38
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	10.50%	01/10/17	01/10/23	4,225	4,163	4,098	1.30
	(1.00% Floor)	(1.00% PIK)
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25%	9.86%	11/30/17	03/07/22	12,890	12,673	12,822	4.07
	(1.00% Floor)
First Lien Initial Delayed Draw Loan	L+ 7.25%	9.96%	11/30/17	03/07/22	6,167	6,149	6,134	1.95
	(1.00% Floor)
First Lien Initial Term Loan	L+ 7.25%	9.86%	11/30/17	03/07/22	130	129	129	0.04
	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.60%	04/16/18	04/16/23	10,831	10,647	10,523	3.34
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	P+ 6.00%	11.50%	04/16/18	04/16/23	203	200	191	0.06
	(1.00% Floor)
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 8.80%	11.45%	07/17/18	07/17/23	7,500	7,403	7,355	2.33
	(0.00% Floor)
					37,721	37,201	37,154	11.79
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00%	14.60%	12/27/13	09/30/19	24,904	24,905	24,358	7.73
	(1.00% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan	L+ 8.02%	10.50%	05/15/18	05/15/23	12,327	$12,124	$11,957	3.80%
	(1.00% Floor)	(1.19% PIK)
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75%	11.55%	01/09/18	01/09/23	13,869	13,607	13,481	4.28
	(1.00% Floor)
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.48%	11/30/18	11/19/25	10,314	10,019	9,994	3.17
	(0.00% Floor)
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.99%	09/20/18	03/20/24	17,500	17,183	17,150	5.44
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	13.24%	09/09/16	03/09/22	20,000	19,786	20,000	6.35
	(1.00% Floor)
					37,500	36,969	37,150	11.79
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	10.99%	05/04/18	05/04/23	14,000	13,713	13,720	4.36
	(1.00% Floor)
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	11.61%	12/15/16	06/15/22	3,500	3,464	3,500	1.11
	(1.00% Floor)
Total Debt Investments					469,745	463,163	454,823	144.38

Equity Investments
Advertising
Fluent, Inc.(4)(9)	N/A	N/A	11/28/17	N/A	187	$560	$1,021	0.32%

Diversified Support Services
Quest Events, LLC
Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	11/20/14	12/31/24	-	-	6	-
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	-	131	0.04
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	-	131	0.04
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	-	131	0.04
					6	-	399	0.12

Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	441	0.14

Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	6	-

SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	10	1,179	1,594	0.51
					153	1,179	1,600	0.51
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	08/31/21	10,000	10,029	9,584	3.04

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	12/31/22	-	-	200	0.06

Total Equity Investments					10,671	12,085	13,562	4.29

Total Investments					480,416	$475,248	$468,385	148.67%

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2019

(in thousands)

(1) Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.5%, 2.6% and 2.7%, respectively, as of March 31, 2019. The Prime was 5.5% as of March 31, 2019.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4) The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5) Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 89% of total assets as of the date of the consolidated schedule of investments.

(6) Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7) The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2019. See Note 7.

(8) The investment is on non-accrual status.

(9) The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10) Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 148% of the Company’s net assets or 90% of the Company’s total assets, are subject to legal restrictions on sales.

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00% (0.50% Floor)	9.52%	03/26/18	03/27/23	10,771	$10,771	$10,771	3.42%
Outcome Health
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.31% (3.00% PIK)	12/22/16	12/22/21	7,943	7,581	6,408	2.03
					18,714	18,352	17,179	5.45
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan (12)	base rate+ 7.99% (1.00% Floor)	10.54%	02/26/18	02/23/23	17,183	16,862	16,840	5.34
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	9.00%	08/14/18	02/25/22	10,877	10,546	10,493	3.33
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.52%	12/28/17	12/28/22	17,882	17,597	17,739	5.63
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.86% (1.00% Floor)	10.38%	12/29/17	12/29/22	7,000	6,888	6,860	2.18
					35,759	35,031	35,092	11.14
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.33% (1.00% Floor)	10.10%	06/08/18	06/08/23	15,000	14,801	14,700	4.66
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	10.60%	12/23/16	12/23/21	25,394	25,096	24,707	7.84
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.25% (1.00% Floor)	8.77%	10/24/18	10/24/24	15,000	14,708	14,707	4.66
Diversified Support Services
Account Control Technology Holdings, Inc.
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.28%	04/28/17	04/28/22	3,933	3,857	3,920	1.24
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00% (1.00% Floor)	12.52% (2.00% PIK)	01/11/18	01/11/23	7,264	7,082	6,683	2.12
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	9.80%	10/16/18	10/16/23	10,434	10,234	10,202	3.24

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	8.81%	12/28/18	12/28/24	10,942	$10,724	$10,724	3.40%
First Lien Secured Revolving Loan (7)	L+ 6.00%	8.81%	12/28/18	12/28/24	—	—	—	—
					32,573	31,897	31,529	10.00
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	12.75%	08/10/16	08/10/21	13,031	12,737	11,076	3.51
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	11/20/14	11/20/19	10,354	10,320	10,251	3.25
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	06/05/15	11/20/19	5,171	5,148	5,120	1.62
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	03/27/15	11/20/19	2,974	2,961	2,944	0.93
					31,530	31,166	29,391	9.31
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	11.52%	04/01/18	05/31/19	14,065	14,065	11,955	3.79
Second Lien Secured Term Loan (8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	103	0.03
					15,093	15,089	12,058	3.82
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	10.30%	06/28/18	06/28/23	14,875	14,591	14,577	4.62
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.31%	10/26/18	07/13/22	5,530	5,424	5,392	1.71
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.42% (1.00% Floor)	10.95%	03/09/18	03/09/23	17,100	16,930	17,100	5.42
Internet Services & Infrastructure
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.53%	02/01/18	02/01/23	10,925	10,791	10,816	3.43
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.33%	02/03/17	02/02/24	18,000	17,673	14,760	4.68
					28,925	28,464	25,576	8.11

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 7.25% (1.00% Floor)	9.96%	11/29/18	11/30/23	7,588	$7,451	$7,448	2.36%
First Lien Secured Term Loan B	L+ 14.50% (1.00% Floor)	17.21% (1.50% PIK)	11/29/18	11/30/23	1,870	1,837	1,836	0.58
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	10.54%	05/05/17	05/05/22	12,488	12,300	12,726	4.04
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	14.52%	05/05/17	05/05/22	4,625	4,555	4,713	1.49
					26,571	26,143	26,723	8.47
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.52% (1.00% PIK)	01/10/17	01/10/23	4,214	4,148	4,088	1.30

Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25% (1.00% Floor)	10.04%	11/30/17	03/07/22	9,892	9,735	9,841	3.12
First Lien Initial Delayed Draw Loan	L+ 7.25% (1.00% Floor)	9.82%	11/30/17	03/07/22	6,183	6,163	6,153	1.95
First Lien Initial Term Loan	L+ 7.25% (1.00% Floor)	10.02%	11/30/17	03/07/22	130	129	130	0.04
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	9.80%	04/16/18	04/16/23	10,858	10,663	10,433	3.31
First Lien Secured Revolving Loan (7)	L+ 7.00% (1.00% Floor)	9.09%	04/16/18	04/16/23	128	126	110	0.03
Honors Holdings, LLC (Orange Theory)
First Lien Secured Term Loan	L+ 8.94% (0.00% Floor)	11.37%	07/17/18	07/17/23	7,500	7,398	7,355	2.33
					34,691	34,214	34,022	10.78
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	10.30%	04/04/14	04/15/20	17,342	16,876	17,342	5.50

Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00% (1.00% Floor)	14.80%	12/27/13	09/30/19	24,904	24,904	24,344	7.72
					34,362	34,192	33,628	10.66
Packaged Foods & Meats
Lenny & Larry’s, LLC
First Lien Secured Term Loan	L+ 6.84% (1.00% Floor)	9.29%	05/15/18	05/15/23	13,449	13,214	12,777	4.05

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.16%	01/09/18	01/09/23	14,303	$14,016	$13,903	4.41%
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.47%	11/30/18	11/19/25	10,340	10,033	10,020	3.18
Specialized Finance
Golden Pear Funding Assetco, LLC (5)
Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	12.85%	09/20/18	03/20/24	17,500	17,168	17,150	5.44
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	13.10%	09/09/16	03/09/22	20,000	19,768	20,000	6.34
					37,500	36,936	37,150	11.78
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.28%	05/04/18	05/04/23	14,182	13,874	13,898	4.41
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	11.79%	12/15/16	06/15/22	3,500	3,462	3,468	1.10
Total Debt Investments					473,672	466,231	456,583	144.78
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.) (4)(9)	N/A	N/A	11/28/17	12/08/25	187	560	706	0.22%
Diversified Support Services
Quest Events, LLC
Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	11/20/14	12/31/24	—	—	6	—
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
Pinnacle Management Group, LLC Warrants (4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
RC3 Enterprises, LLC Warrants (4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
					6	—	399	0.12
Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	N/A	8	—	393	0.12

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Other Diversified Financial Services
RCS Creditor Trust Class B Units (4)(6)	N/A	N/A	10/01/17	N/A	143	$—	$535	0.17%
SFS Global Holding Company Warrants (4)	N/A	N/A	06/28/18	N/A	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	N/A	7	702	901	0.29
					150	702	1,436	0.46
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	06/13/20	10,000	10,029	9,630	3.05
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	N/A	—	—	100	0.03
Total Equity Investments					10,668	11,608	12,981	4.10
Total Investments					$484,340	$477,839	$469,564	148.88%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.5%, 2.8% and 2.9%, respectively, as of December 31, 2018. The Prime was 5.5% as of December 31, 2018.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case maybe.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 89%, of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2018. See Note 7.

(8)	The investment is on non-accrual status.

(9)	The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 149% of the Company’s net assets or 91% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance. and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”). The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2019.

Reclassifications: Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the industry classifications presented within the Company’s consolidated schedule of investments in the current fiscal year. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2019 and December 31, 2018.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2019 or December 31, 2018. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

As of March 31, 2019 and December 31, 2018, the cost of investments for federal income tax purposes was $478,425 and $481,919, resulting in net unrealized depreciation of $10,040 and net unrealized depreciation of $12,355, respectively. This is comprised of gross unrealized appreciation of $2,887 and $3,598, and gross unrealized depreciation of $12,927 and $15,953, on a tax basis, as of March 31, 2019 and December 31, 2018, respectively.

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

Securities and Exchange Commission Disclosure Update and Simplification: In August 2018, the Securities and Exchange Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”) amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the final rule under SEC Release No. 33-10532 as of December 31, 2018. The SEC Release requires presentation changes to the Company's consolidated statements of assets and liabilities and consolidated statements of changes in net assets. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$378,545	$374,494	$365,356	$359,416
Second lien secured loans	84,618	80,329	100,875	97,167
Equity	12,085	13,562	11,608	12,981
Total	$475,248	$468,385	$477,839	$469,564

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2019		December 31, 2018
Advertising	$11,636	2.48%	$17,885	3.81%
Air Freight & Logistics	5,742	1.23	-	-
Automotive Retail	16,727	3.57	16,840	3.59
Broadcasting	30,008	6.41	35,092	7.47
Cable & Satellite	14,700	3.14	14,700	3.13
Communications Equipment	5,092	1.09	-	-
Data Processing & Outsourced Services	24,548	5.24	24,707	5.26
Department Stores	14,670	3.13	14,707	3.13
Distributors	5,807	1.24	-	-
Diversified Support Services	28,762	6.14	31,846	6.78
Food Retail	29,493	6.30	29,790	6.34
Health Care Facilities	12,318	2.63	12,058	2.57
Health Care Services	14,981	3.20	14,970	3.19
Home Furnishings	5,371	1.15	5,392	1.15
Human Resources & Employment Services	12,292	2.62	-	-
Internet Retail	17,100	3.65	17,100	3.64
Internet Services & Infrastructure	25,925	5.53	25,576	5.45
Investment Banking & Brokerage	26,417	5.64	26,723	5.69
IT Consulting & Other Services	4,098	0.87	4,088	0.87
Leisure Facilities	37,154	7.93	34,022	7.25
Oil & Gas Exploration & Production	-	-	17,342	3.69
Other Diversified Financial Services	25,958	5.54	25,780	5.49
Packaged Foods & Meats	11,957	2.55	12,777	2.72
Research & Consulting Services	13,481	2.88	13,903	2.96
Restaurants	9,994	2.13	10,020	2.13
Specialized Finance	46,734	9.99	46,780	9.97
Technology Hardware, Storage & Peripherals	13,720	2.93	13,898	2.96
Trucking	3,700	0.79	3,568	0.76
Total	$468,385	100.00%	$469,564	100.00%

The portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp (which is located in Canada). As of March 31, 2019 and December 31, 2018, the weighted average remaining term of the Company’s debt investments were both approximately 3.6 years.

As of March 31, 2019 and December 31, 2018, the total fair value of non-accrual loans were $103 as of the end of each respective period.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2019:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at March 31, 2019
NMFC Senior Loan Program I LLC Units	Equity	$275	$9,630	$-	$-	$-	$(46)	$9,584
RCS Creditor Trust Class B Units	Equity	-	535	-		-	(529)	6
Total		$275	$10,165	$-	$-	$-	$(575)	$9,590

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2018:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2018
Aretec Group, Inc.	Equity	$-	$17,314	$-	$(53,734)	$33,041	$3,379	$-
NMFC Senior Loan Program I LLC Units	Equity	2,132	18,504	-	(10,000)	(91)	1,217	9,630
RCS Creditor Trust Class B Units	Equity	-	428	-	-	-	107	535
Total		$2,132	$36,246	$-	$(63,734)	$32,950	$4,703	$10,165

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2019 and year ended December 31, 2018, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the investment committee of WhiteHorse Advisers are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arm’s-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$374,494	$374,494
Second lien secured loans	-	-	80,329	80,329
Equity	1,021	-	12,541	13,562
Total investments	$1,021	$-	$467,364	$468,385

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$359,416	$359,416
Second lien secured loans	-	-	97,167	97,167
Equity	706	-	12,275	12,981
Total investments	$706	$-	$468,858	$469,564

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$359,416	$97,167	$12,275	$468,858
Funding of investments	49,222	-	477	49,699
Non-cash interest income	91	567	-	658
Accretion of discount	809	519	-	1,328
Proceeds from paydowns and sales	(34,916)	(17,342)	-	(52,258)
Realized losses	(2,018)	-	-	(2,018)
Net unrealized (depreciation) appreciation	1,890	(582)	(211)	1,097
Fair value, end of period	$374,494	$80,329	$12,541	$467,364
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2019	$1,300	$(115)	$(211)	$974

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Funding of investments	85,883	-	-	85,883
Non-cash income	142	-	-	142
Accretion of discount	1,444	154	-	1,598
Proceeds from paydowns and sales	(61,414)	(4,422)	-	(65,836)
Realized gains	-	-	-	-
Net unrealized (depreciation) appreciation	(765)	(1,443)	7,685	5,477
Fair value, end of period	$255,551	166,559	45,013	467,123
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2018	$(669)	$(1,379)	$7,685	$5,637

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$113,035	Discounted cash flows	Discount rate	11.4% – 24.0% (14.6%)
			Exit multiple	5.5x – 9.0x (6.8x)
	12,215	Market multiples	Exit multiple	3.3x
	622	Expected repayment	Repayment price	100.0
	248,622	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	8.2% – 18.6% (10.6%)
			Market quotes or transaction price	97.0 – 100.0 (98.2)
			Exit multiple	4.0x – 10.0x (7.5x)
	$374,494

Second lien secured loans	$63,076	Discounted cash flows	Discount rate	10.8% – 19.8% (16.8%)
			Exit multiple	6.0x – 9.0x (7.3x)
	103	Market multiples	Exit multiple	3.3x
	17,150	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	14.3%
			Market quotes or transaction price	98.0
	$80,329

Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317

Common Equity	$9,584	Weighting of discounted cash flows and recent transaction	Discount rate	9.3%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	6	Consensus pricing	Market quotes	$0.04/s
	$9,590

Warrant	$2,434	Discounted cash flows and	Discount rate	18.0% - 32.2% (22.0%)
		Option-pricing method	Exit multiple	4.8x – 8.0x (5.8x)
			Volatility	1.3% - 25.0% (7.4%)
			Discount for lack of marketability	13.0% - 55.0% (19.9%)
	200	Market multiples	Exit multiple	5.2x
			Discount for lack of marketability	15.0%
	$2,634

Total Level 3 Investments	$467,364

Investment Type	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$107,291	Discounted cash flows	Discount rate	11.8% – 23.5% (15.2%)
			Exit multiple	4.5x – 7.0x (6.2x)
	11,955	Market multiples	Exit multiple	2.9x
	17,439	Weighting of discounted cash	Discount rate	10.5% – 14.9% (11.7%)
		cash flows and expected repayment price	Repayment price	101.9
			Exit multiple	4.5x
	222,731	Weighting of discounted cash	Discount rate	8.7% – 21.2% (11.5%)
		flows and consensus market pricing or recent transaction	Market quotes or transaction price	79.8 – 100.0 (97.5)
			Exit multiple	4.0x – 10.0x (7.2x)
	$359,416
Second lien secured loans	$62,572	Discounted cash flows	Discount rate	12.9% – 21.6% (18.2%)
			Exit multiple	5.5x – 8.0x (6.6x)
	103	Market multiples	Exit multiple	2.9x
	17,150	Weighting of discounted cash	Discount rate	14.7%
		flows and consensus pricing or recent transaction	Market quotes or transaction price	98.0
	17,342	Expected repayment	Repayment price	100.0
	$97,167
Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317
Common Equity	$9,630	Weighting of discounted cash flows and recent transaction	Discount rate	10.2%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	535	Consensus pricing	Market quotes	$3.8/s
	$10,165
Warrant	$1,693	Discounted cash flows and	Discount rate	22.0% – 30.3% (25.1%)
		Option-pricing method	Exit multiple	4.8x – 8.0x (5.9x)
			Volatility	2.3% – 25.0% (8.7%)
			Discount for lack of marketability	13.0% – 55.0% (22.9%)
	100	Market multiples	Exit multiple	5.5x
			Discount for lack of marketability	15.0%
	$1,793
Total Level 3 Investments	$468,858

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of March 31, 2019 and December 31, 2018. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		March 31, 2019		December 31, 2018
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$115,000	$115,834	$115,000	$116,759
Private Notes	3	30,000	30,005	30,000	30,724
2025 Notes	2	35,000	35,839	35,000	34,350
		$180,000	$181,678	$180,000	$181,833

NOTE 5 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2019, the Company’s asset coverage for borrowed amounts was 275.0%.

Total borrowings outstanding and available as of March 31, 2019, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$115,000	$85,000
Private Notes	2023	6.0%	30,000	-
2025 Notes	2025	6.5%	35,000	-
Total debt			180,000	$85,000
Debt issuance cost			(3,803)
Total debt net issuance cost			$176,197

Total borrowings outstanding and available as of December 31, 2018, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$115,000	$85,000
Private Notes	2023	6.0%	30,000	-
2025 Notes	2025	6.5%	35,000	-
Total debt			180,000	$85,000
Debt issuance cost			(4,047)
Total debt net issuance cost			$175,953

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

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In November 2018, the Company entered into an amendment to the Credit Facility, which, among other things, allows for a temporary reduction in the required minimum outstanding borrowings. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then will be increased to $135,000 until August 20, 2019. Thereafter, the required minimum outstanding borrowings will return to $155,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $430,465 as of March 31, 2019 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2019, the Company had $115,000 in outstanding borrowings and $85,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $119,041 at a weighted average interest rate of 5.46%, respectively, for the three months ended March 31, 2019. At March 31, 2019, the interest rate in effect on outstanding borrowings was 5.35%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2019, approximately $85,000 was available to be drawn by the Company based on these requirements.

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

During the three months ended March 31, 2019 and 2018, the Company incurred base management fees of $2,412 and $2,445, net of fees waived, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018 and March 31, 2019; and for the fiscal quarter ending June 30, 2019 only to the extent that the determination of base management fees would otherwise include March 31, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three ended March 31, 2019, the Company reversed previously accrued Capital Gains Incentive Fee of $121, which accruals are included in performance-based incentive fees in the consolidated statements of operations. For the three months ended March 31, 2018, the Company did not accrue a Capital Gains Incentive Fee. As of March 31, 2019 and December 31, 2018, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $4,586 and $4,707, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three months ended March 31, 2019 and March 31, 2018, the Company incurred total performance-based incentive fees of $1,751 and $ 2,144, respectively.

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

During the three months ended March 31, 2019 and March 31, 2018, the Company incurred allocated administrative service fees of $158 and $175, respectively.

Co-investments with Related Parties: At March 31, 2019 and December 31, 2018, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $0, respectively.

At March 31, 2019 and December 31, 2018, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $1,132,688 and $1,015,838, respectively.

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

The balance of unfunded commitments to extend credit was approximately $3.9 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of March 31, 2019 and December 31, 2018:

	Unfunded Commitment as of
	March 31, 2019	December 31, 2018
Revolving Loan Commitments:
Lift Brands, Inc.	$549	$624
Quest Events, LLC	935	935
	1,484	1,559
Delayed Draw Loan Commitments:
Crown Brands LLC	850	-
JVMC Holdings Corp.	1,610	-
	2,460	-
Total Unfunded Commitments	$3,944	$1,559

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

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2019	2018
Per share data:(1)
Net asset value, beginning of period	$15.35	$13.98

Net investment income	0.37	0.42
Net realized and unrealized (losses) gains on investments	(0.03)	0.26
Net increase in net assets resulting from operations	0.34	0.68

Distributions declared from net investment income	(0.36)	(0.36)
Net asset value, end of period	$15.33	$14.30

Total annualized return based on market value(2)	47.19%	(30.22)%
Total annualized return based on net asset value	8.93%	19.16%
Net assets, end of period	$315,007	$293,516
Per share market value at end of period	$14.20	$12.42
Shares outstanding end of period	20,546,032	20,531,948

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)(5)	8.36%	8.14%
Ratio of incentive fees to average net assets (4)	2.23%	2.96%
Ratio of total expenses to average net assets(4)(5)	10.59%	11.10%
Ratio of net investment income to average net assets(4)(5)	9.70%	11.86%
Portfolio turnover ratio	10.06%	14.49%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	During the three months ended March 31, 2019, WhiteHorse Advisers irrevocably waived $177 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.59%, 2.19%, 10.77% and 9.47%, respectively, for the three months ended March 31, 2019. WhiteHorse Advisers did not waive any base management fees during the three months ended March 31, 2018.

(5)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,
	2019	2018
Net increase in net assets resulting from operations	$7,005	$13,853
Weighted average shares outstanding	20,546,032	20,531,948
Basic and diluted per share net increase in net assets resulting from operations	$0.34	$0.68

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

None.

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

Investment Income

Investment income for the three months ended March 31, 2019 totaled $15.9 million, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three months ended March 31, 2018 of $16.6 million. Investment income decreased primarily as a result of a decrease in non-recurring fee income, which was due to a lower number of full prepayments on investments as compared to the comparative period in the prior year. This was partially offset by an increase in interest income due to an increase in the average balance of income-earning investments. Investment income for the three months ended March 31, 2019 and 2018 included $1.0 million and $2.1 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of any fees waived and excluding excise tax, totaled $8.1 million and $8.0 million for the three months ended March 31, 2019 and 2018, respectively.

Interest expense totaled $3.1 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase was due to the additional interest expense incurred as a result of our $35 million unsecured Notes due 2025, which were issued in November 2018.

Base management fees (net of fees waived, if any) totaled $2.4 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, WhiteHorse Advisers waived approximately $0.2 million in base management fees. For the three months ended March 31, 2018, there were no base management fees waived.

Performance-based incentive fees totaled $1.8 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in performance-based incentive fees was mainly attributable to a decrease in pre-incentive fee net investment income as well as a $0.1 million reversal of the previously accrued (but not yet payable) capital gains incentive fee component, which was driven by losses recognized in the portfolio in the current period.

Administrative service fees for the three months ended March 31, 2019 and 2018 totaled $0.2 million and $0.2 million, respectively.

General and administrative expenses were $0.7 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2019 and 2018, we accrued a net excise tax expense of $0.2 million and $0.0 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains (Losses) on Investments

For the three months ended March 31, 2019, we incurred a net realized loss of approximately $2.0 million, which was driven by the sale of our remaining position in Outcome Health. We did not incur any realized gains or losses during the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, we recorded net unrealized appreciation of $1.4 million and $5.3 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Unrealized appreciation during the three months ended March 31, 2019 was primarily attributable to fair value increases in Grupo HIMA San Pablo, Inc., Fluent, LLC as well as the reversal of prior unrealized depreciation upon the sale of our remaining investment in Outcome Health. This was partially offset by a $0.5 million fair value decrease in our investment in RCS Creditor Trust Class B Units and a $0.5 million reversal of prior unrealized appreciation upon the full repayment of our investment in Caelus Energy Alaska O3, LLC. Unrealized appreciation during the three months ended March 31, 2018 was primarily attributable to a fair value increase in our investment in Aretec Group, Inc., partially offset by fair value decreases in our investments in Sigue Corporation and Grupo HIMA San Pablo, Inc.

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

Our operating activities provided cash and cash equivalents of $10.5 million during the three months ended March 31, 2019, primarily from the net proceeds received from realizations and repayments on our investments as well as cash provided from the net change in working capital. Our financing activities used cash and cash equivalents of $7.3 million during the three months ended March 31, 2019, primarily due to the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $13.1 million during the three months ended March 31, 2018, primarily from the net acquisition of investments. Our financing activities used cash and cash equivalents of $7.3 million during the three months ended March 31, 2018, primarily due to the payment of distributions to stockholders.

As of March 31, 2019, we had cash and cash equivalent resources of $36.9 million, including $6.2 million of restricted cash.  As of the same date, we had approximately $85.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2018, we had cash and cash equivalent resources of $33.7 million, including $9.6 million of restricted cash. As of the same date, we had $85.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse Finance (CA), LLC, or WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. On November 19, 2018, we entered into an amendment, which, among other things, allows for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility.

As of March 31, 2019, there was $115 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $85 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $430.5 million as of March 31, 2019.

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

2020 Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of unsecured notes due 2020, or the 2020 Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan. Interest on the 2020 Notes had paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. On July 10, 2018, we notified American Stock Transfer & Trust Company, LLC, the trustee of our 2020 Notes, of our election to redeem the $30 million of aggregate principal amount of the 2020 Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 2020 Notes in accordance with the terms of the indenture agreement under which the 2020 Notes were issued. The redemption was completed on August 9, 2018, and the 2020 Notes were delisted from the NASDAQ Global Select Market where they were previously listed under the symbol “WHFBL.”

Private Notes

On July 13, 2018, we entered into an agreement, or the Note Purchase Agreement, to sell in a private offering $30 million of aggregate principal amount of unsecured notes, or the Private Notes, to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem all of the 2020 Notes, as discussed above.

2025 Notes

On November 13, 2018, we completed a public offering of $35.0 million of aggregate principal amount of unsecured notes due 2025, or the 2025 Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 2025 Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the Private Notes. The 2025 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility. The 2025 Notes are listed on the NASDAQ Global Select Market under the trading symbol “WHFBZ.”

Portfolio Investments and Yield

As of March 31, 2019, our investment portfolio consisted primarily of senior secured loans across 56 positions in 41 companies with an aggregate fair value of $468.4 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing less than 0.1% based on fair value. As of March 31, 2019, our portfolio had an average investment size of $8.4 million based on fair value (average debt investment size of $9.5 million), with investment sizes ranging from less than $0.1 million to $24.5 million and a weighted average effective yield of 11.6% (and a weighted average effective yield on income-producing debt investments of 11.7%).

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

For the three months ended March 31, 2019, we invested $49.7 million in new and existing portfolio companies, offset by repayments and sales of $52.3 million. Proceeds from sales totaled $5.5 million while repayments included $2.3 million of scheduled repayments and $44.5 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	March 31, 2019		December 31, 2018
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$11.6	2.5%	$29.5	6.3%
2	406.2	86.7	376.3	80.1
3	50.5	10.8	63.7	13.6
4	0.1	0.0	0.1	0.0
5	-	-	-	-
Total Portfolio	$468.4	100.0%	$469.6	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2019 and December 31, 2018, we had commitments to fund approximately $4.0 million and $1.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three months ended March 31, 2019 and March 31, 2018, we declared to stockholders distributions of $0.355 per share, for total distributions of $7.3 million.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2019, we estimate that distributions to stockholders included $7.3 million of long-term capital gains, for tax purposes, based on current earnings for the fiscal year ending December 31, 2019. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2018 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$115.0	$—	$115.0	$—	$—
Private Notes	30.0	—	—	30.0	—
2025 Notes	35.0	—	—	—	35.0
Total contractual obligations	$180.0	$—	$115.0	$30.0	$35.0

As of March 31, 2019, we had $85 million of unused borrowing capacity under the Credit Facility.

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

Our board of directors is ultimately responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. Our board of directors has retained one or more independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. Independent valuation firms retained by our board of directors provide a valuation review on approximately 25% of our investments for which market quotations are not readily available each quarter to ensure that the fair value of each investment for which a market quote is not readily available is reviewed by an independent valuation firm at least once during each 12-month period. However, our board of directors does not intend to have de minimis investments of less than 1.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed.

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

Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the investment committee of the investment adviser are most relevant to such investment, including being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arm’s-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2019 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

Basis Point Increase	Increase in Interest Income	Increase in Interest Expense	Net Increase
100	$7,971	$1,150	$6,821
200	12,658	2,300	10,358
300	17,346	3,450	13,896
400	22,033	4,600	17,433
500	26,720	5,750	20,970

As of March 31, 2019, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, Private Notes and 2025 Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of March 31, 2019, our total outstanding indebtedness was $180.0 million and our asset coverage was 275.0%.

The amount of leverage that we employ will depend on WhiteHorse Advisers’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility, the Private Notes and the 2025 Notes or obtain other credit at all or on terms acceptable to us.

In addition, the terms governing the Credit Facility and the Private Notes and the 2025 Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of March 31, 2019, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2019 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2019. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of March 31, 2019 (1)	(18.5)%	(11.0)%	(3.6)%	3.8%	11.3%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(40.0)%	(25.5)%	(10.9)%	3.7%	18.3%

(1)	Assumes $521.5 million in total assets, $180.0 million in debt outstanding and $315.0 million in net assets as of March 31, 2019, and an average cost of funds of 5.7%, which is our weighted average borrowing cost as of March 31, 2019.
(2)	Assumes $971.5 million in total assets, $630.0 million in debt outstanding and $315.0 million in net assets as of March 31, 2019, and an average cost of funds of 5.4%, which would be our weighted average borrowing cost assuming 150% asset coverage as of March 31, 2019.

Based on our outstanding indebtedness of $180.0 million as of March 31, 2019 and an average cost of funds of 5.3%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $630.0 million on an assumed 150% asset coverage ratio and an average cost of funds of 5.3%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.7% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1	Limited Liability Company Agreement of WHF STRS Ohio Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 814-00967), filed on March 14, 2019).
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: May 10, 2019	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2019	By	/s/ Edward J. Giordano
Edward J. Giordano
Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

