Form 10-Q
period 2019-06-30
WhiteHorse Finance, Inc.
filed 2019-08-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 9, 2019 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$525,192	$459,399
Non-controlled affiliate company investments	9,645	10,165
Total investments, at fair value (amortized cost $540,708 and $477,839, respectively)	534,837	469,564
Cash and cash equivalents	16,586	24,148
Restricted cash and cash equivalents	33,810	9,584
Interest receivable	5,256	4,616
Receivables from investments sold	2,083	5,608
Prepaid expenses and other receivables	545	575
Total assets	$593,117	$514,095

Liabilities
Debt	$245,818	$175,953
Management and incentive fees payable	7,429	11,193
Distributions payable	7,294	7,294
Payables for investments purchased	13,698	445
Accounts payable and accrued expenses	1,327	2,322
Interest payable	1,507	1,562
Advances received from unfunded credit facilities	112	30
Total liabilities	277,185	198,799

Commitments and contingencies (See Note 7)

Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	21
Paid-in capital in excess of par	301,557	301,557
Accumulated undistributed earnings	14,354	13,718
Total net assets	315,932	315,296
Total liabilities and total net assets	$593,117	$514,095

Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$15.38	$15.35

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,746	$13,265	$27,238	$27,028
Fee income	2,926	788	4,083	2,980
From non-controlled affiliate company investments
Dividend income	312	601	587	1,251
Total investment income	15,984	14,654	31,908	31,259

Expenses
Interest expense	3,176	2,801	6,249	5,366
Base management fees	2,818	2,607	5,407	5,052
Performance-based incentive fees	2,055	3,891	3,806	6,035
Administrative service fees	159	175	317	350
General and administrative expenses	532	573	1,214	1,271
Total expenses, before fees waived	8,740	10,047	16,993	18,074
Base management fee waived	(220)	-	(397)	-
Total expenses, net of fees waived	8,520	10,047	16,596	18,074
Net investment income before excise tax	7,464	4,607	15,312	13,185
Excise tax	238	-	475	-
Net investment income after excise tax	7,226	4,607	14,837	13,185

Realized and unrealized gains (losses) on investments
Net realized gains (losses)
Non-controlled/non-affiliate company investments	-	73	(2,018)	73
Net realized gains (losses)	-	73	(2,018)	73
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	937	1,950	2,925	(961)
Non-controlled affiliate company investments	56	12,424	(520)	20,610
Net change in unrealized appreciation	993	14,374	2,405	19,649
Net realized and unrealized gains on investments	993	14,447	387	19,722
Net increase in net assets resulting from operations	$8,219	$19,054	$15,224	$32,907

Per Common Share Data
Basic and diluted earnings per common share	$0.41	$0.93	$0.74	$1.60
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	20,546,032	20,531,948	20,546,032	20,531,948

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at March 31, 2018	20,531,948	$20	$302,292	$(8,796)	$293,516
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	4,607	4,607
Net realized gains (losses) on investments	-	-	-	73	73
Net change in unrealized appreciation (depreciation) on investments	-	-	-	14,374	14,374
Distributions declared	-	-	-	(7,289)	(7,289)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at June 30, 2018	20,531,948	$20	$302,292	$2,969	$305,281

Balance at March 31, 2019	20,546,032	$21	$301,557	$13,429	$315,007
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	7,226	7,226
Net realized gains (losses) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	993	993
Distributions declared	-	-	-	(7,294)	(7,294)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at June 30, 2019	20,546,032	$21	$301,557	$14,354	$315,932

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited) - continued

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2017	20,531,948	$20	$302,292	$(15,360)	$286,952
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	13,185	13,185
Net realized gains (losses) on investments	-	-	-	73	73
Net change in unrealized appreciation (depreciation) on investments	-	-	-	19,649	19,649
Distributions declared	-	-	-	(14,578)	(14,578)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at June 30, 2018	20,531,948	$20	$302,292	$2,969	$305,281

Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	14,837	14,837
Net realized gains (losses) on investments	-	-	-	(2,018)	(2,018)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,405	2,405
Distributions declared	-	-	-	(14,588)	(14,588)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at June 30, 2019	20,546,032	$21	$301,557	$14,354	$315,932

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,224	$32,907
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(1,312)	(315)
Net realized (gains) losses on investments	2,018	(73)
Net unrealized appreciation on investments	(2,405)	(19,649)
Accretion of discount	(1,957)	(2,397)
Amortization of deferred financing costs	498	389
Acquisition of investments	(126,192)	(164,479)
Proceeds from principal payments and sales of portfolio investments	64,574	116,223
Net changes in operating assets and liabilities:
Interest receivable	352	(409)
Prepaid expenses and other receivables	31	(1,301)
Receivables from investments sold	2,533	(919)
Payables for investments purchased	13,253	-
Management and incentive fees payable	(3,764)	834
Accounts payable and accrued expenses	(995)	432
Interest payable	(55)	132
Advances received from unfunded credit facilities	82	20
Net cash used in operating activities	(38,115)	(38,605)

Cash flows from financing activities
Borrowings	76,700	85,100
Repayments of debt	(7,300)	(52,300)
Deferred financing costs	(33)	-
Distributions paid to common stockholders, net of distributions reinvested	(14,588)	(14,578)
Net cash provided by financing activities	54,779	18,222

Net change in cash, cash equivalents and restricted cash	16,664	(20,383)
Cash, cash equivalents and restricted cash at beginning of period	33,732	38,936
Cash, cash equivalents and restricted cash at end of period	$50,396	$18,553

Supplemental disclosure of cash flow information:
Interest paid	$5,805	$4,845

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$16,586	$14,461
Restricted cash	33,810	4,092

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$50,396	$18,553

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	9.40%	03/26/18	03/27/23	10,219	$10,219	$10,219	3.23%
	(0.50% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	10.40%	02/08/19	02/08/24	5,797	5,717	5,717	1.81
	(1.50% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.40%	06/14/19	12/29/22	5,398	5,291	5,290	1.67
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.00%	9.40%	06/14/19	12/29/22	193	190	190	0.06
	(1.00% Floor)
					5,591	5,481	5,480	1.73
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.01%	12.49%	02/26/18	02/23/23	16,953	16,674	16,816	5.32
	(1.00% Floor)
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	8.48%	08/14/18	02/25/22	4,588	4,471	4,582	1.45
	(1.00% Floor)
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00%	10.40%	12/28/17	12/28/22	17,059	16,820	17,059	5.40
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.73%	10.32%	12/29/17	12/29/22	7,133	7,036	7,048	2.23
	(1.00% Floor)
					28,780	28,327	28,689	9.08
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.35%	9.71%	06/08/18	06/08/23	15,000	14,823	13,977	4.42
	(1.00% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	8.83%	03/15/19	03/15/24	5,250	5,098	5,230	1.65
	(0.00% Floor)
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	10.69%	06/07/19	06/07/24	25,063	24,815	24,438	7.73
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.25%	8.65%	10/24/18	10/24/24	14,925	14,659	14,196	4.49
	(1.00% Floor)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	10.40%	01/28/19	01/25/24	5,876	5,741	5,735	1.82
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.00%	10.40%	01/28/19	01/25/24	-	-	(1)	-
	(1.50% Floor)
					5,876	5,741	5,734	1.82
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	12.40%	01/11/18	01/11/23	7,146	6,982	6,788	2.15
	(1.00% Floor)	(2.00 % PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	9.33%	10/16/18	10/16/23	10,172	9,997	10,078	3.19
	(1.50% Floor)
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	8.33%	12/28/18	12/28/24	10,888	10,688	10,670	3.38
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	8.33%	12/28/18	12/28/24	-	-	(2)	-
	(1.00% Floor)
					28,206	27,667	27,534	8.72

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)	L+ 11.95%	14.28%	08/10/16	08/10/21	13,046	$12,808	$9,784	3.10%
	(1.00% Floor)	(2.00 % PIK)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	13.40%	11/20/14	11/20/19	9,707	9,693	9,665	3.06
	(1.00% Floor)	(1.00 % PIK)
First Lien Secured Revolving Loan	L+ 11.00%	13.40%	06/05/15	11/20/19	5,198	5,187	5,175	1.64
	(1.00% Floor)	(1.00 % PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	13.40%	03/27/15	11/20/19	2,788	2,783	2,776	0.88
	(1.00% Floor)	(1.00 % PIK)
					30,739	30,471	27,400	8.68
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 11.00%	13.58%	04/01/18	04/30/19	17,603	17,349	16,489	5.22
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	103	0.03
		(2.00 % PIK)
					18,631	18,373	16,592	5.25
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 6.00%	8.40%	05/31/19	05/31/24	13,700	13,438	13,434	4.25
	(1.00% Floor)
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.93%	06/14/19	06/14/24	6,861	6,725	6,724	2.13
	(1.50% Floor)
First Lien Secured Term Loan B	L+ 8.00%	10.43%	06/14/19	06/14/24	7,389	7,242	7,241	2.29
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.50%	10.93%	06/14/19	06/14/24	-	-	(32)	(0.01)
	(1.50% Floor)
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 8.00%	10.33%	06/28/18	06/28/23	12,949	12,729	12,840	4.06
	(1.00% Floor)
					40,899	40,134	40,207	12.72
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.50%	11.83%	10/26/18	07/13/22	5,390	5,301	5,304	1.68
	(1.00% Floor)
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.56%	9.14%	01/31/19	01/31/24	12,480	12,251	12,365	3.91
	(1.50% Floor)
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	8.39%	05/10/19	06/28/26	7,380	7,232	7,232	2.29
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	8.39%	05/10/19	06/28/26	2,870	2,813	2,813	0.89
	(1.00% Floor)

					10,250	10,045	10,045	3.18
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.34%	10.78%	03/09/18	03/09/23	17,100	16,950	17,100	5.41
	(1.00% Floor)
Internet Services & Infrastructure
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00%	10.58%	02/01/18	02/01/23	10,638	10,523	10,638	3.37
	(1.00% Floor)
StackPath, LLC & Highwinds Capital, Inc.
First Lien Secured Term Loan(8)	L+ 9.50%	12.14%	04/03/19	02/02/24	15,240	15,005	11,430	3.62
	(1.00% Floor)	(12.14 % PIK)
					25,878	25,528	22,068	6.99
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 7.25%	9.77%	11/29/18	11/30/23	6,592	6,485	6,522	2.06
	(1.00% Floor)
First Lien Secured Term Loan B	L+ 14.50%	17.02%	11/29/18	11/30/23	1,837	1,808	1,818	0.58
	(1.00% Floor)	(1.50 % PIK)
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	8.90%	02/28/19	02/28/24	16,624	16,469	16,532	5.23
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.50%	8.90%	02/28/19	02/28/24	-	-	6	-
	(1.00% Floor)
					25,053	24,762	24,878	7.87
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	10.40%	01/10/17	01/10/23	4,235	4,178	4,108	1.30
	(1.00% Floor)	(1.00 % PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 8.80%	11.45%	07/17/18	07/17/23	7,500	7,409	7,500	2.37
	(0.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.33%	04/16/18	04/16/23	10,803	10,631	10,501	3.32
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	11.50%	04/16/18	04/16/23	203	200	191	0.06
	(1.00% Floor)
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25%	9.66%	11/30/17	03/07/22	12,890	12,691	12,878	4.08
	(1.00% Floor)
First Lien Initial Delayed Draw Loan	L+ 7.25%	9.81%	11/30/17	03/07/22	6,167	6,151	6,162	1.95
	(1.00% Floor)
First Lien Initial Term Loan	L+ 7.25%	9.72%	11/30/17	03/07/22	130	129	130	0.04
	(1.00% Floor)
					37,693	37,211	37,362	11.82
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.40%	04/12/19	04/12/24	12,541	12,301	12,318	3.90
	(1.50% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00%	14.33%	12/27/13	09/30/19	24,904	24,905	24,656	7.80
	(1.00% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan	L+ 8.00%	10.40%	05/15/18	05/15/23	12,313	$12,122	$11,943	3.78%
	(1.00% Floor)	(1.19 % PIK)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	8.15%	06/28/19	06/28/25	7,846	7,689	7,689	2.43
	(1.00% Floor)

					20,159	19,811	19,632	6.21
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75%	11.33%	01/09/18	01/09/23	13,780	13,537	13,439	4.25
	(1.00% Floor)
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.40%	11/30/18	11/19/25	10,288	10,005	9,969	3.16
	(0.00% Floor)

Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.94%	09/20/18	03/20/24	17,500	17,200	17,441	5.52
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	13.19%	09/09/16	03/09/22	20,000	19,805	20,000	6.33
	(1.00% Floor)
					37,500	37,005	37,441	11.85
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	8.52%	05/01/19	05/01/24	8,750	8,581	8,581	2.72
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	8.52%	05/01/19	05/01/24	-	-	-	-
	(1.00% Floor)				8,750	8,581	8,581	2.72
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	10.83%	05/04/18	05/04/23	13,818	13,553	13,785	4.36
	(1.00% Floor)
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	11.41%	12/15/16	06/15/22	3,500	3,467	3,500	1.11
	(1.00% Floor)
Total Debt Investments					535,248	527,590	518,780	164.19

Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	N/A	187	560	1,017	0.32

Diversified Support Services
Quest Events, LLC
Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	11/20/14	12/31/24	-	-	11	-
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	3	-	227	0.07
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	3	-	227	0.07
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	3	-	227	0.07
					9	-	692	0.21

Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	452	0.14

Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	5	-

SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	16	2,212	3,167	1.00
					159	2,212	3,172	1.00
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	08/31/21	10,000	10,029	9,640	3.05

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	12/31/22	-	-	767	0.24

Total Equity Investments					10,680	13,118	16,057	5.06

Total Investments					545,928	$540,708	$534,837	169.25%

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2019

(in thousands)

(1) Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.4%, 2.3% and 2.2%, respectively, as of June 30, 2019. The Prime was 5.5% as of June 30, 2019.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4) The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5) Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 91% of total assets as of the date of the consolidated schedule of investments.

(6) Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7) The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2019. See Note 7.

(8) The investment is on non-accrual status.

(9) The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10) Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 169% of the Company’s net assets or 90% of the Company’s total assets, are subject to legal restrictions on sales.

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	8.81%	12/28/18	12/28/24	10,942	$10,724	$10,724	3.40%
First Lien Secured Revolving Loan (7)	L+ 6.00%	8.81%	12/28/18	12/28/24	-	-	-	-
					32,573	31,897	31,529	10.00
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	12.75%	08/10/16	08/10/21	13,031	12,737	11,076	3.51
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	11/20/14	11/20/19	10,354	10,320	10,251	3.25
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	06/05/15	11/20/19	5,171	5,148	5,120	1.62
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	03/27/15	11/20/19	2,974	2,961	2,944	0.93
					31,530	31,166	29,391	9.31
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	11.52%	04/01/18	05/31/19	14,065	14,065	11,955	3.79
Second Lien Secured Term Loan (8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	103	0.03
					15,093	15,089	12,058	3.82
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	10.30%	06/28/18	06/28/23	14,875	14,591	14,577	4.62
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.31%	10/26/18	07/13/22	5,530	5,424	5,392	1.71
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.42% (1.00% Floor)	10.95%	03/09/18	03/09/23	17,100	16,930	17,100	5.42
Internet Services & Infrastructure
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.53%	02/01/18	02/01/23	10,925	10,791	10,816	3.43
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.33%	02/03/17	02/02/24	18,000	17,673	14,760	4.68
					28,925	28,464	25,576	8.11

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.16%	01/09/18	01/09/23	14,303	$14,016	$13,903	4.41%
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.47%	11/30/18	11/19/25	10,340	10,033	10,020	3.18
Specialized Finance
Golden Pear Funding Assetco, LLC (5)
Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	12.85%	09/20/18	03/20/24	17,500	17,168	17,150	5.44
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	13.10%	09/09/16	03/09/22	20,000	19,768	20,000	6.34
					37,500	36,936	37,150	11.78
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.28%	05/04/18	05/04/23	14,182	13,874	13,898	4.41
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	11.79%	12/15/16	06/15/22	3,500	3,462	3,468	1.10
Total Debt Investments					473,672	466,231	456,583	144.78
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.) (4)(9)	N/A	N/A	11/28/17	12/08/25	187	560	706	0.22%
Diversified Support Services
Quest Events, LLC
Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10
Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	11/20/14	12/31/24	-	-	6	-
Nicholas & Associates, LLC Warrants (4)	N/A	N/A	11/20/14	12/31/24	2	-	131	0.04
Pinnacle Management Group, LLC Warrants (4)	N/A	N/A	11/20/14	12/31/24	2	-	131	0.04
RC3 Enterprises, LLC Warrants (4)	N/A	N/A	11/20/14	12/31/24	2	-	131	0.04
					6	-	399	0.12
Health Care Services
PMA Holdco, LLC Warrants (4)	N/A	N/A	06/28/18	N/A	8	-	393	0.12

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments - (continued)

December 31, 2018

(in thousands)

Investment Type(1)	Spread Above Index (2)	Interest Rate (3)	Acquisition Date (10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value (11)	Fair Value As A Percentage of Net Assets
Other Diversified Financial Services
RCS Creditor Trust Class B Units (4)(6)	N/A	N/A	10/01/17	N/A	143	$-	$535	0.17%
SFS Global Holding Company Warrants (4)	N/A	N/A	06/28/18	N/A	-	-	-	-
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	N/A	7	702	901	0.29
					150	702	1,436	0.46
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	06/13/20	10,000	10,029	9,630	3.05
Trucking
Fox Rent A Car, Inc. Warrants (4)	N/A	N/A	10/26/16	N/A	-	-	100	0.03
Total Equity Investments					10,668	11,608	12,981	4.10
Total Investments					$484,340	$477,839	$469,564	148.88%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.5%, 2.8% and 2.9%, respectively, as of December 31, 2018. The Prime was 5.5% as of December 31, 2018.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case maybe.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 89%, of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2018. See Note 7.

(8)	The investment is on non-accrual status.

(9)	The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 149% of the Company’s net assets or 91% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2019

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”). The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2019 and December 31, 2018.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2019 or December 31, 2018. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

As of June 30, 2019 and December 31, 2018, the cost of investments for federal income tax purposes was $543,898 and $481,919, resulting in net unrealized depreciation of $9,061 and net unrealized depreciation of $12,355, respectively. This is comprised of gross unrealized appreciation of $5,670 and $3,598, and gross unrealized depreciation of $14,731 and $15,953, on a tax basis, as of June 30, 2019 and December 31, 2018, respectively.

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

Securities and Exchange Commission Disclosure Update and Simplification: In August 2018, the Securities and Exchange Commission adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”) amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the final rule under the SEC Release as of December 31, 2018. The SEC Release requires presentation changes to the Company's consolidated statements of assets and liabilities and consolidated statements of changes in net assets. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

NOTE 3 - INVESTMENTS

Investments consisted of the following:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$461,189	$453,080	$365,356	$359,416
Second lien secured loans	66,401	65,700	100,875	97,167
Equity	13,118	16,057	11,608	12,981
Total	$540,708	$534,837	$477,839	$469,564

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2019		December 31, 2018
Advertising	$11,236	2.10%	$17,885	3.81%
Air Freight & Logistics	5,717	1.07	-	-
Application Software	5,480	1.02	-	-
Automotive Retail	16,816	3.14	16,840	3.59
Broadcasting	28,689	5.36	35,092	7.47
Cable & Satellite	13,977	2.61	14,700	3.13
Communications Equipment	5,230	0.98	-	-
Data Processing & Outsourced Services	24,438	4.57	24,707	5.26
Department Stores	14,196	2.65	14,707	3.13
Distributors	5,734	1.07	-	-
Diversified Support Services	27,851	5.21	31,846	6.78
Food Retail	28,092	5.25	29,790	6.34
Health Care Facilities	16,592	3.10	12,058	2.57
Health Care Services	40,659	7.61	14,970	3.19
Home Furnishings	5,304	0.99	5,392	1.15
Human Resources & Employment Services	12,365	2.31	-	-
Industrial Machinery	10,045	1.88	-	-
Internet Retail	17,100	3.20	17,100	3.64
Internet Services & Infrastructure	22,068	4.13	25,576	5.45
Investment Banking & Brokerage	24,878	4.65	26,723	5.69
IT Consulting & Other Services	4,108	0.77	4,088	0.87
Leisure Facilities	37,362	7.00	34,022	7.25
Office Service & Supplies	12,318	2.30	-	-
Oil & Gas Exploration & Production	-	-	17,342	3.69
Other Diversified Financial Services	27,828	5.20	25,780	5.49
Packaged Foods & Meats	19,632	3.67	12,777	2.72
Research & Consulting Services	13,439	2.51	13,903	2.96
Restaurants	9,969	1.86	10,020	2.13
Specialized Finance	47,081	8.81	46,780	9.97
Systems Software	8,581	1.60	-	-
Technology Hardware, Storage & Peripherals	13,785	2.58	13,898	2.96
Trucking	4,267	0.80	3,568	0.76
Total	$534,837	100.00%	$469,564	100.00%

The portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp (which is located in Canada). As of June 30, 2019 and December 31, 2018, the weighted average remaining term of the Company’s debt investments was approximately 4.0 years and 3.6 years, respectively.

As of June 30, 2019 and December 31, 2018, the total fair value of non-accrual loans were $21,317 and $103 as of the end of each respective period.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2019:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at June 30, 2019
NMFC Senior Loan Program I LLC Units	Equity	$587	$9,630	$-	$-	$-	$10	$9,640
RCS Creditor Trust Class B Units	Equity	-	535	-		-	(530)	5
Total		$587	$10,165	$-	$-	$-	$(520)	$9,645

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2019 and 2018, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$453,080	$453,080
Second lien secured loans	-	-	65,700	65,700
Equity	1,017	-	15,040	16,057
Total investments	$1,017	$-	$533,820	$534,837

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$359,416	$359,416
Second lien secured loans	-	-	97,167	97,167
Equity	706	-	12,275	12,981
Total investments	$706	$-	$468,858	$469,564

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$374,494	$80,329	$12,541	$467,364
Funding of investments	75,460	-	1,033	76,493
Non-cash interest income	654	-	-	654
Accretion of discount	526	103	-	629
Proceeds from paydowns and sales	(8,468)	(3,848)	-	(12,316)
Lien priority conversion	14,472	(14,472)	-	-
Realized losses	-	-	-	-
Net unrealized (depreciation) appreciation	(4,058)	3,588	1,466	996
Fair value, end of period	$453,080	$65,700	$15,040	$533,820
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2019	$(4,046)	$3,588	$1,466	$1,008

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$359,416	$97,167	$12,275	$468,858
Funding of investments	124,682	-	1,510	126,192
Non-cash interest income	745	567	-	1,312
Accretion of discount	1,335	622	-	1,957
Proceeds from paydowns and sales	(43,384)	(21,190)	-	(64,574)
Lien priority conversion	14,472	(14,472)	-	-
Realized losses	(2,018)	-	-	(2,018)
Net unrealized (depreciation) appreciation	(2,168)	3,006	1,255	2,093
Fair value, end of period	$453,080	$65,700	$15,040	$533,820
Change in unrealized (depreciation) appreciation on investments still held as of June 30, 2019	$(2,695)	$3,473	$1,255	$2,033

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$255,551	$166,559	$45,013	$467,123
Funding of investments	78,573	23	-	78,596
Non-cash income	173	-	-	173
Accretion of discount	596	203	-	799
Proceeds from paydowns and sales	(26,263)	(24,000)	-	(50,263)
Realized losses	(51)	-	-	(51)
Net unrealized (depreciation) appreciation	(19)	1,473	13,082	14,536
Fair value, end of period	$308,560	$144,258	$58,095	$510,913
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2018	$50	$1,552	$13,082	$14,684

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Funding of investments	164,456	23	-	164,479
Non-cash income	315	-	-	315
Accretion of discount	2,040	357	-	2,397
Proceeds from paydowns and sales	(87,677)	(28,422)	-	(116,099)
Realized losses	(51)	-	-	(51)
Net unrealized (depreciation) appreciation	(784)	30	20,767	20,013
Fair value, end of period	$308,560	$144,258	$58,095	$510,913
Change in unrealized (depreciation) appreciation on investments still held as of June 30, 2018	$(648)	$1,83	$20,767	$20,302

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$237,220	Discounted cash flows	Discount rate	9.2% – 33.5% (13.0%)
			Exit multiple	5.5x – 10.0x (7.4x)
	16,489	Market multiples and Recent transaction	Exit multiple	3.5x
			Transaction price	93.5
	17,734	Recent transaction	Transaction price	98.0
	181,637	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.9% – 17.7% (9.5%)
			Market quotes or transaction price	97.0 – 99.7 (98.2)
			Exit multiple	4.8x – 10.0x (7.8x)
	$453,080

Second lien secured loans	$48,156	Discounted cash flows	Discount rate	9.6% – 20.7% (16.7%)
			Exit multiple	6.0x – 8.0x (6.2x)
	103	Market multiples	Exit multiple	3.5x
	17,441	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	13.0%
			Market quotes or transaction price	98.0
	$65,700

Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317

Common Equity	$9,640	Weighting of discounted cash flows and recent transaction	Discount rate	9.3%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	6	Consensus pricing	Market quotes	$0.04/s
	$9,646

Warrant	$4,310	Discounted cash flows and	Discount rate	24.0% - 28.0% (25.0%)
		Option-pricing method	Exit multiple	4.8x – 8.0x (5.7x)
			Volatility	1.3% - 25.0% (5.7%)
			Discount for lack of marketability	10.0% - 55.0% (17.5%)
	767	Market multiples	Exit multiple	6.5x
			Discount for lack of marketability	15.0%
	$5,077

Total Level 3 Investments	$533,820

Investment Type	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$107,291	Discounted cash flows	Discount rate	11.8% - 23.5% (15.2%)
			Exit multiple	4.5x - 7.0x (6.2x)
	11,955	Market multiples	Exit multiple	2.9x
	17,439	Weighting of discounted cash cash flows and expected repayment price	Discount rate	10.5% - 14.9% (11.7%)
			Repayment price	101.9
			Exit multiple	4.5x
	222,731	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	8.7% - 21.2% (11.5%)
			Market quotes or transaction price	79.8 - 100.0 (97.5)
			Exit multiple	4.0x - 10.0x (7.2x)
	$359,416

Second lien secured loans	$62,572	Discounted cash flows	Discount rate	12.9% - 21.6% (18.2%)
			Exit multiple	5.5x - 8.0x (6.6x)
	103	Market multiples	Exit multiple	2.9x
	17,150	Weighting of discounted cash flows and consensus pricing or recent transaction	Discount rate	14.7%
			Market quotes or transaction price	98.0
	17,342	Expected repayment	Repayment price	100.0
	$97,167
Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317

Common Equity	$9,630	Weighting of discounted cash flows and recent transaction	Discount rate	10.2%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	535	Consensus pricing	Market quotes	$3.8/s
	$10,165

Warrant	$1,693	Discounted cash flows and	Discount rate	22.0% - 30.3% (25.1%)
		Option-pricing method	Exit multiple	4.8x - 8.0x (5.9x)
			Volatility	2.3% - 25.0% (8.7%)
			Discount for lack of marketability	13.0% - 55.0% (22.9%)
	100	Market multiples	Exit multiple	5.5x
			Discount for lack of marketability	15.0%
	$1,793
Total Level 3 Investments	$468,858

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of June 30, 2019 and December 31, 2018. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025 (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		June 30, 2019		December 31, 2018
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$184,400	$184,453	$115,000	$116,759
Private Notes	3	30,000	30,006	30,000	30,724
2025 Notes	2	35,000	36,284	35,000	34,350
		$249,400	$250,743	$180,000	$181,833

NOTE 5 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2019, the Company’s asset coverage for borrowed amounts was 226.7%.

Total borrowings outstanding and available as of June 30, 2019, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$184,400	$15,600
Private Notes	2023	6.0%	30,000	-
2025 Notes	2025	6.5%	35,000	-
Total debt			249,400	$15,600
Debt issuance cost			(3,582)
Total debt net issuance cost			$245,818

Total borrowings outstanding and available as of December 31, 2018, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$115,000	$85,000
Private Notes	2023	6.0%	30,000	-
2025 Notes	2025	6.5%	35,000	-
Total debt			180,000	$85,000
Debt issuance cost			(4,047)
Total debt net issuance cost			$175,953

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

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In November 2018, the Company entered into an amendment to the Credit Facility, which, among other things, allows for a temporary reduction in the required minimum outstanding borrowings. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then will be increased to $135,000 until August 20, 2019. In July 2019, the Company entered into another amendment to further extend the required $135,000 minimum borrowing to November 29, 2019. Thereafter, the required minimum outstanding borrowings will return to $155,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $494,124 as of June 30, 2019 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2019, the Company had $184,400 in outstanding borrowings and $15,600 undrawn under the Credit Facility. Weighted average outstanding borrowings were $128,722 and $123,908 at a weighted average interest rate of 5.31% and 5.38%, respectively, for the three and six months ended June 30, 2019. At June 30, 2019, the interest rate in effect on outstanding borrowings was 5.06%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2019, approximately $15,600 was available to be drawn by the Company based on these requirements.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. The Company’s board of directors most recently re-approved the amended and restated investment advisory agreement (the “Investment Advisory Agreement”) on August 1, 2019. The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity) as further discussed below. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

During the three and six months ended June 30, 2019, the Company incurred base management fees of $2,598 and $5,010, net of fees waived, respectively. During the three and six months ended June 30, 2018, the Company incurred base management fees of $2,607 and $5,052, respectively. WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ending September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2019, the Company accrued a Capital Gains Incentive Fee of $198 and $77, respectively, which accruals are included in performance-based incentive fees in the consolidated statements of operations. For the three and six months ended June 30, 2018, the Company accrued a Capital Gains Incentive Fee of $2,191 and $2,191, respectively. As of June 30, 2019 and December 31, 2018, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $775 and $4,707, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and six months ended June 30, 2019, the Company incurred total performance-based incentive fees of $2,055 and $3,806, respectively. During the three and six months ended June 30, 2018, the Company incurred total performance-based incentive fees of $3,891 and $6,035, respectively.

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

During the three and six months ended June 30, 2019, the Company incurred allocated administrative service fees of $159 and $317, respectively. During the three and six months ended June 30, 2018, the Company incurred allocated administrative service fees of $175 and $350, respectively.

Co-investments with Related Parties: At June 30, 2019 and December 31, 2018, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $0, respectively.

At June 30, 2019 and December 31, 2018, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $1,416,153 and $1,015,838, respectively.

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

The balance of unfunded commitments to extend credit was approximately $8.2 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of June 30, 2019 and December 31, 2018:

	Unfunded Commitment as of
	June 30, 2019	December 31, 2018
Revolving Loan Commitments:
arcserve (USA) LLC	$972	$-
Lift Brands, Inc.	549	624
Newscycle Solutions, Inc.	108	-
Quest Events, LLC	935	935
	2,564	1,559
Delayed Draw Loan Commitments:
CHS Therapy, LLC	3,167	-
Crown Brands LLC	850	-
JVMC Holdings Corp.	1,610	-
	5,627	-
Total Unfunded Commitments	$8,191	$1,559

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

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2019	2018
Per share data:(1)
Net asset value, beginning of period	$15.35	$13.98

Net investment income	0.72	0.64
Net realized and unrealized gains on investments	0.02	0.96
Net increase in net assets resulting from operations	0.74	1.60

Distributions declared from net investment income	(0.71)	(0.71)
Net asset value, end of period	$15.38	$14.87

Total annualized return based on market value(2)	16.33%	16.38%
Total annualized return based on net asset value	9.65%	22.30%
Net assets, end of period	$315,932	$305,281
Per share market value at end of period	$13.75	$14.51
Shares outstanding end of period	20,546,032	20,531,948

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)(5)	8.41%	8.16%
Ratio of incentive fees to average net assets(4)	2.41%	4.09%
Ratio of total expenses to average net assets(4)(5)	10.82%	12.25%
Ratio of net investment income to average net assets(4)(5)	9.40%	8.93%
Portfolio turnover ratio	13.15%	24.56%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	During the six months ended June 30, 2019, WhiteHorse Advisers irrevocably waived $397 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.66%, 2.36%, 11.02% and 9.20%, respectively, for the six months ended June 30, 2019. WhiteHorse Advisers did not waive any base management fees during the six months ended June 30, 2018.

(5)	Calculated using total expenses, including tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$8,219	$19,054	$15,224	$32,907
Weighted average shares outstanding	20,546,032	20,531,948	20,546,032	20,531,948
Basic and diluted per share net increase in net assets resulting from operations	$0.41	$0.93	$0.74	$1.60

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that, other than the item disclosed below, there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

In July 2019, the Company contributed assets comprising five issuers of senior secured debt facilities to WHF STRS Ohio Senior Loan Fund LLC, its joint venture with the State Teachers Retirement System of Ohio, formally launching the operations of WHF STRS Ohio Senior Loan Fund LLC.

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

On November 20, 2015, we completed a non-transferable subscription rights offering, or the Rights Offering, to our stockholders of record as of October 23, 2015. The rights entitled record stockholders to subscribe for up to an aggregate of 3,321,033 shares of our common stock at a price equal to $13.55 per share, the closing price of WhiteHorse Finance stock as of October 16, 2015. Record stockholders received one right for each share of common stock owned on the record date. The rights entitled the holders to purchase one new share of common stock for every 4.511505 rights held, and record stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and allotment, for additional shares that remained unsubscribed as a result of any unexercised rights. The Rights Offering was fully subscribed, and net proceeds, after payment of the dealer manager fees and other offering expenses, was approximately $44.0 million.

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

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a spread over LIBOR or other agreed upon reference rate. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as fee income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

In July 2019, we contributed assets comprising five issuers of senior secured debt facilities to WHF STRS Ohio Senior Loan Fund LLC, our joint venture previously formed with the State Teachers Retirement System of Ohio, formally launching the operations of WHF STRS Ohio Senior Loan Fund LLC.

As previously disclosed, on June 14, 2019, we entered into an underwriting agreement, or the Underwriting Agreement, amongst WhiteHorse Finance, Raymond James & Associates, Inc., as representative to the several underwriters named on Schedule A thereto, or the Underwriters, WhiteHorse Advisers, WhiteHorse Administration, and certain funds affiliated with H.I.G. Capital as selling stockholders, or the Bayside Funds, pursuant to which the Bayside Funds sold to the Underwriters an aggregate of 2,579,328 (consisting of 2,350,000 shares pursuant to the base offering and 229,328 shares pursuant to an overallotment option exercised in part by the Underwriters) of WhiteHorse Finance common stock, in a registered public offering pursuant to our shelf registration statement on Form N-2 (File No. 333-231247). We expect that the Bayside Funds may continue to gradually reduce their ownership in WhiteHorse Finance in an orderly process, potentially through block trades, additional secondary offerings or at-the-market offerings.

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

Investment Income

Investment income for the three and six months ended June 30, 2019 totaled $16.0 and $31.9 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2018 of $14.7 million and $31.3 million, respectively. Included in investment income for the three and six months ended June 30, 2019 was $2.8 million and $3.8 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and six months ended June 30, 2018 totaled $0.7 million and $2.8 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of any fees waived and excluding excise tax, totaled $8.5 million and $16.6 million for the three and six months ended June 30, 2019, respectively. This compares to expenses of $10.0 million and $18.1 million for the three and six months ended June 30, 2018, respectively.

Interest expense totaled $3.2 million and $6.2 million for the three and six months ended June 30, 2019, respectively. We incurred interest expense of $2.8 million and $5.4 million for the three and six months ended June 30, 2018, respectively. The increase was due to the additional interest expense incurred as a result of our $35 million unsecured notes due 2025, which were issued in November 2018, partially offset by a decrease in interest expense incurred on our revolving credit facility due to lower average borrowing balances.

Base management fees (net of fees waived, if any) totaled $2.6 million and $5.0 million for the three and six months ended June 30, 2019, respectively, and $2.6 million and $5.1 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, WhiteHorse Advisers waived approximately $0.2 and $0.4 million in base management fees, respectively. For the three and six months ended June 30, 2018, there were no base management fees waived.

Performance-based incentive fees totaled $2.1 million and $3.8 million for the three and six months ended June 30, 2019, respectively, and $3.9 million and $6.0 million for the three and six months ended June 30, 2018, respectively. The decrease in performance-based incentive fees was attributable to an additional $2.2 million accrual for the capital gains incentive fee component recorded in the quarter ended June 30, 2018, which was driven by the increase in unrealized appreciation in Aretec Group, Inc.

Administrative service fees for the three and six months ended June 30, 2019 totaled $0.2 million and $0.3 million, respectively. This compares to administrative fees of $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively.

General and administrative expenses were $0.5 million and $1.2 million for the three and six months ended June 30, 2019, respectively and $0.6 million and $1.3 million for the three and six months ended June 30, 2018, respectively.

Excise Tax Expense

We have elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to be subject to tax as a RIC, we are required to meet certain source of income and asset diversification requirements, as well as timely distribute dividends to our stockholders, for U.S. federal income tax purposes, of an amount generally at least equal to 90% of investment company taxable income, as defined by the Code, and determined without regard to any deduction for dividends paid for each tax year. We have made and intend to continue to make the requisite distributions to our stockholders that will generally relieve us from U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2019, we accrued a net excise tax expense of $0.2 million and $0.5 million, respectively, for U.S. federal excise tax. For the three and six months ended June 30, 2018, no excise tax expenses were accrued.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and six months ended June 30, 2019, we incurred a net realized loss of approximately $0.0 million and $2.0 million, respectively, which was driven by the sale of our remaining position in Outcome Health. For the three and six months ended June 30, 2018, we incurred a net realized gain of approximately $73 thousand.

For the three and six months ended June 30, 2019, we recorded net unrealized appreciation of $1.0 million and $2.4 million, respectively. For the three and six months ended June 30, 2018, we generated net unrealized appreciation of $14.4 million and $19.6 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three months ended June 30, 2019 was primarily attributable to fair value increases on our investments in Sigue Corporation, Grupo HIMA San Pablo, Inc., Fox Rent A Car, Inc. and Crews of California, Inc. partially offset by fair value markdowns on our investments in AG Kings Holdings Inc., Bulk Midco, LLC and StackPath, LLC & Highwinds Capital, Inc. Net unrealized appreciation during the six months ended June 30, 2019 was primarily attributable to fair value increases on our investments in Grupo HIMA San Pablo, Inc. and Fox Rent A Car, Inc. as well as the reversal of prior unrealized depreciation upon the full disposition of our investment in Outcome Health, partially offset by fair value markdowns on our investments in AG Kings Holdings Inc., Bulk Midco, LLC, RCS Creditor Trust Class B Units and Mills Fleet Farm Group, LLC.

Financial Condition, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from borrowings under the Credit Facility (as defined below), offerings of securities, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities used cash and cash equivalents of $38.1 million during the six months ended June 30, 2019, primarily due to the net acquisition of investments. Our financing activities provided cash and cash equivalents of $54.8 million during the six months ended June 30, 2019, primarily from net borrowings under our revolving credit facility, partially offset by the payment of distributions to stockholders.

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

As of June 30, 2019, we had cash and cash equivalent resources of $50.4 million, including $33.8 million of restricted cash.  As of the same date, we had approximately $15.6 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2018, we had cash and cash equivalent resources of $33.7 million, including $9.6 million of restricted cash. As of the same date, we had $85.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse Finance (CA), LLC, or WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. On November 19, 2018, we entered into an amendment, which, among other things, allowed for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility. In July 2019, the temporary reduction was extended to November 29, 2019 by executing another amendment.

As of June 30, 2019, there was approximately $184 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $16 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $494.1 million as of June 30, 2019.

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

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course - a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the NAV of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 57%, as set forth in the credit agreement and related documentation. Similarly, the market value test measures the aggregate outstanding amount of all Lender advances under the Credit Facility net of the amount of principal proceeds in respect of the collateral on deposit in the accounts to the NAV of the collateral. To meet the borrowing base test, this ratio must be less than or equal to 65%, as set forth in the credit agreement and related documentation.

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

Portfolio Investments and Yield

As of June 30, 2019, our investment portfolio consisted primarily of senior secured loans across 67 positions in 47 companies with an aggregate fair value of $534.8 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing less than 0.1% based on fair value. As of June 30, 2019, our portfolio had an average investment size of $8.0 million based on fair value (average debt investment size of $8.8 million), with investment sizes ranging from less than $0.1 million to $24.7 million and a weighted average effective yield of 10.7% (and a weighted average effective yield on income-producing debt investments of 11.3%).

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

For the six months ended June 30, 2019, we invested $126.2 million in new and existing portfolio companies, offset by repayments and sales of $64.6 million. Proceeds from sales totaled $5.5 million while repayments included $5.8 million of scheduled repayments and $53.3 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	June 30, 2019		December 31, 2018
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$11.2	2.1%	$29.5	6.3%
2	442.4	82.7	376.3	80.1
3	59.9	11.2	63.7	13.6
4	21.3	4.0	0.1	0.0
5	-	-	-	-
Total Portfolio	$534.8	100.0%	$469.6	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2019 and December 31, 2018, we had commitments to fund approximately $8.2 million and $1.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and six months ended June 30, 2019, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively, for total distributions of $7.3 million and $14.6 million, respectively. During the three and six months ended June 30, 2018, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively, for total distributions of $7.3 million and $14.6 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2019, we estimate that distributions to stockholders included $14.6 million of long-term capital gains, for tax purposes, based on current earnings for the fiscal year ending December 31, 2019. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2019 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$184.4	$-	$184.4	$-	$-
Private Notes	30.0	-	-	30.0	-
2025 Notes	35.0	-	-	-	35.0
Total contractual obligations	$249.4	$-	$184.4	$30.0	$35.0

As of June 30, 2019, we had $15.6 million of unused borrowing capacity under the Credit Facility.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2019 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

Basis Point Increase (Decrease)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease)
(100)	$(3,706)	$(1,844)	$(1,862)
100	6,837	1,844	4,993
200	12,179	3,688	8,491
300	17,521	5,532	11,989
400	22,863	7,376	15,487
500	28,206	9,220	18,986

As of June 30, 2019, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors –

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

LIBOR is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. As such, the potential effect of any such event on our net investment income cannot yet be determined. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of June 30, 2019, our total outstanding indebtedness was $249.4 million and our asset coverage was 226.7%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of June 30, 2019, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2019 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2019. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2019 (1)	(20.6)%	(12.1)%	(3.6)%	4.8%	13.3%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(39.4)%	(24.9)%	(10.4)%	4.1%	18.7%

(1)	Assumes $593.1 million in total assets, $249.4 million in debt outstanding and $315.9 million in net assets as of June 30, 2019, and an average cost of funds of 5.4%, which is our weighted average borrowing cost as of June 30, 2019.

(2)	Assumes $975.6 million in total assets, $631.9 million in debt outstanding and $315.9 million in net assets as of June 30, 2019, and an average cost of funds of 5.2%, which would be our weighted average borrowing cost assuming 150% asset coverage as of June 30, 2019.

Based on our outstanding indebtedness of $249.4 million as of June 30, 2019 and an average cost of funds of 5.1%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.5% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $631.9 million on an assumed 150% asset coverage ratio and an average cost of funds of 5.1%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.6% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1*	Second Amendment to the Third Amended and Restated Loan Agreement, dated July 19, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, the financial providers thereto, and WhiteHorse Finance, Inc., as portfolio manager.
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: August 9, 2019	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2019	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)

