Form 10-Q
period 2019-09-30
WhiteHorse Finance, Inc.
filed 2019-11-12
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☐  No   ☒

As of November 12, 2019 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$493,460	$459,399
Non-controlled affiliate company investments	9,673	10,165
Controlled affiliate company investments	24,410	-
Total investments, at fair value (amortized cost $535,213 and $477,839, respectively)	527,543	469,564
Cash and cash equivalents	9,827	24,148
Restricted cash and cash equivalents	12,335	9,584
Interest receivable	6,952	4,616
Amounts receivable on unsettled investment transactions	9,219	5,608
Prepaid expenses and other receivables	158	575
Total assets	$566,034	$514,095

Liabilities
Debt	$231,966	$175,953
Management and incentive fees payable	7,717	11,193
Distributions payable	7,294	7,294
Amounts payable on unsettled investment transactions	-	445
Accounts payable and accrued expenses	2,417	2,322
Interest payable	1,067	1,562
Advances received from unfunded credit facilities	79	30
Total liabilities	250,540	198,799

Commitments and contingencies (See Note 7)

Net assets
Common stock 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	21
Paid-in capital in excess of par	301,557	301,557
Accumulated undistributed earnings	13,916	13,718
Total net assets	315,494	315,296
Total liabilities and total net assets	$566,034	$514,095

Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$15.36	$15.35

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment income
From non-controlled/non-affiliate company investments
Interest income	$14,865	$13,843	$42,104	$40,871
Fee income	2,246	875	6,328	3,855
From non-controlled affiliate company investments
Dividend income	301	600	888	1,851
From controlled affiliate company investments
Interest income	343	-	343	-
Total investment income	17,755	15,318	49,663	46,577

Expenses
Interest expense	3,495	3,283	9,744	8,649
Base management fees	2,834	2,761	8,240	7,813
Performance-based incentive fees	1,714	4,865	5,520	10,900
Administrative service fees	159	175	475	525
General and administrative expenses	660	572	1,875	1,843
Total expenses, before fees waived	8,862	11,656	25,854	29,730
Base management fees waived	-	(115)	(397)	(115)
Total expenses, net of fees waived	8,862	11,541	25,457	29,615
Net investment income before excise tax	8,893	3,777	24,206	16,962
Excise tax	238	-	712	-
Net investment income after excise tax	8,655	3,777	23,494	16,962

Realized and unrealized gains (losses) on investments
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(2)	17	(2,020)	90
Net realized gains (losses)	(2)	17	(2,020)	90
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(1,882)	(1,164)	1,042	(2,125)
Non-controlled affiliate company investments	28	16,832	(492)	37,442
Controlled affiliate company investments	56	-	56	-
Net change in unrealized appreciation (depreciation)	(1,798)	15,668	606	35,317
Net realized and unrealized gains on investments	(1,800)	15,685	(1,414)	35,407
Net increase in net assets resulting from operations	$6,855	$19,462	$22,080	$52,369

Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.95	$1.08	$2.55
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	20,546,032	20,545,726	20,546,032	20,536,591

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at June 30, 2018	20,531,948	20	302,292	(2,969)	305,281
Stock issued in connection with distribution reinvestment plan	14,084	1	206	-	207
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	3,777	3,777
Net realized gains (losses) on investments	-	-	-	17	17
Net change in unrealized appreciation (depreciation) on investments	-	-	-	15,668	15,668
Distributions declared	-	-	-	(7,296)	(7,296)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at September 30, 2018	20,546,032	21	302,498	15,135	317,654

Balance at June 30, 2019	20,546,032	21	301,557	14,354	315,932
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	8,655	8,655
Net realized gains (losses) on investments	-	-	-	(2)	(2)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(1,798)	(1,798)
Distributions declared	-	-	-	(7,293)	(7,293)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at September 30, 2019	20,546,032	21	301,557	13,916	315,494

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited) - continued

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2017	20,531,948	$20	$302,292	$(15,360)	$286,952
Stock issued in connection with distribution reinvestment plan	14,084	1	206	-	207
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	16,962	16,962
Net realized gains (losses) on investments	-	-	-	90	90
Net change in unrealized appreciation (depreciation) on investments	-	-	-	35,317	35,317
Distributions declared	-	-	-	(21,874)	(21,874)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at September 30, 2018	20,546,032	21	302,498	$15,135	317,654

Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	23,494	23,494
Net realized gains (losses) on investments	-	-	-	(2,020)	(2,020)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	606	606
Distributions declared	-	-	-	(21,882)	(21,882)
Tax reclassification of stockholders’ equity	-	-	-	-	-
Balance at September 30, 2019	20,546,032	$21	$301,557	$13,916	315,494

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$22,080	52,369
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Paid-in-kind income	(1,922)	(460)
Net realized (gains) losses on investments	2,020	(90)
Net unrealized appreciation on investments	(606)	(35,317)
Accretion of discount	(3,346)	(3,503)
Amortization of deferred financing costs	746	933
Acquisition of investments	(207,756)	(209,790)
Proceeds from principal payments and sales of portfolio investments	153,630	180,220
Net changes in operating assets and liabilities:
Interest receivable	(1,344)	441)
Prepaid expenses and other receivables	417	(336)
Amounts receivable on unsettled investment transactions	(4,603)	184)
Amounts payable on unsettled investment transactions	(445)	7,780
Management and incentive fees payable	(3,476)	3,876
Accounts payable and accrued expenses	95	41
Interest payable	(495)	372
Advances received from unfunded credit facilities	49	(50)
Net cash used in operating activities	(44,956)	(3,330)

Cash flows from financing activities
Borrowings	107,400	130,400
Repayments of debt	(52,100)	(116,900)
Deferred financing costs	(32)	(847)
Distributions paid to common stockholders, net of distributions reinvested	(21,882)	(21,662)
Net cash provided by (used in) financing activities	33,386	(9,009)

Net change in cash, cash equivalents and restricted cash	(11,570)	(12,339)
Cash, cash equivalents and restricted cash at beginning of period	33,732	38,936
Cash, cash equivalents and restricted cash at end of period	$22,162	26,597

Supplemental disclosure of cash flow information:
Interest paid	$9,492	7,344
Non-cash exchanges of investments	24,355	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$9,827	11,481
Restricted cash	12,335	15,116

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$22,162	26,597

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	9.04%	03/26/18	03/27/23	9,727	$9,727	$9,727	3.08%
	(0.50% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	10.04%	02/08/19	02/08/24	5,724	5,649	5,673	1.80
	(1.50% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.04%	06/14/19	12/29/22	5,330	5,233	5,224	1.66
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.00%	9.06%	06/14/19	12/29/22	241	238	237	0.08
	(1.00% Floor)
					5,571	5,471	5,461	1.74
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	10.32%	02/26/18	02/23/23	16,837	16,580	16,837	5.34
	(1.00% Floor)
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	8.15%	08/14/18	02/25/22	5,629	5,506	5,623	1.78
	(1.00% Floor)
Multicultural Radio Broadcasting, Inc.
First Lien Secured Term Loan	L+ 8.00%	10.04%	12/28/17	12/28/22	16,588	16,373	16,588	5.26
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.71%	9.97%	12/29/17	12/29/22	7,133	7,043	7,048	2.23
	(1.00% Floor)
					29,350	28,922	29,259	9.27
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.31%	9.68%	06/08/18	06/08/23	15,000	14,834	13,950	4.42
	(1.00% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	8.60%	03/15/19	03/15/24	5,119	4,978	5,100	1.62
	(0.00% Floor)
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	8.35%	07/26/19	09/01/22	6,172	6,172	6,172	1.96
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.25%	8.45%	07/26/19	09/01/22	2,637	2,637	2,637	0.84
	(6.25% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	8.41%	07/26/19	09/01/22	193	193	193	0.06

					9,002	9,002	9,002	2.86
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	10.35%	06/07/19	06/07/24	25,063	24,825	24,437	7.75
	(1.00% Floor)
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 7.00%	9.04%	10/24/18	10/24/24	14,888	14,635	14,186	4.50
	(1.00% Floor)	(0.75% PIK)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	10.04%	01/28/19	01/25/24	5,801	5,676	5,669	1.80
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.00%	10.04%	01/28/19	01/25/24	-	-	(1)	-
	(1.50% Floor)
					5,801	5,676	5,668	1.80
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	12.04%	01/11/18	01/11/23	7,183	7,019	6,824	2.16
	(1.00% Floor)	(4.00% PIK)
First Lien Secured Revolving Loan(4)(12)	L+ 5.75%	9.33%	07/22/19	12/12/22	787	787	787	0.25

NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	9.10%	10/16/18	10/16/23	9,954	9,793	9,894	3.14
	(1.50% Floor)
					17,924	17,599	17,505	5.55

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)	L+ 11.95%	14.05%	08/10/16	08/10/21	13,046	$12,837	$8,480	2.69%
	(1.00% Floor)	(2.00%PIK)
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00%	13.04%	11/20/14	11/20/19	9,313	9,308	9,265	2.94
	(1.00% Floor)	(1.00%PIK)
First Lien Secured Revolving Loan	L+ 11.00%	13.04%	06/05/15	11/20/19	5,211	5,207	5,184	1.64
	(1.00% Floor)	(1.00%PIK)
First Lien Secured Delayed Draw Loan	L+ 11.00%	13.04%	03/27/15	11/20/19	2,675	2,673	2,661	0.84
	(1.00% Floor)	(1.00%PIK)
					30,245	30,025	25,590	8.11
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	11.27%	05/15/19	04/30/19	3,855	3,855	3,276	1.04
	(1.50% Floor)
First Lien Secured Term Loan B	L+ 9.00%	11.27%	02/01/13	04/30/19	13,511	13,511	11,484	3.64
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	-	-
		(2.00%PIK)
					18,394	18,390	14,760	4.68
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.63%	06/14/19	06/14/24	7,663	7,526	7,539	2.39
	(1.50% Floor)
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.75%	9.85%	06/28/18	06/28/23	12,854	12,650	12,785	4.05
	(1.00% Floor)
					20,517	20,176	20,324	6.44
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.75%	11.86%	10/26/18	07/13/22	5,320	5,240	5,107	1.62
	(1.00% Floor)
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.56%	8.81%	01/31/19	01/31/24	12,417	12,202	12,304	3.90
	(1.50% Floor)
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 6.00%	8.04%	07/01/19	07/01/25	966	947	948	0.30
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	8.04%	07/01/19	07/01/25	-	-	-	-
	(1.00% Floor)
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	10.35%	07/03/19	07/03/24	18,881	18,480	18,540	5.88
	(0.00% Floor)
					19,847	19,427	19,488	6.18
Internet Services & Infrastructure
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00%	10.26%	02/01/18	02/01/23	10,494	10,389	10,494	3.33
	(1.00% Floor)
StackPath, LLC & Highwinds Capital, Inc.
First Lien Secured Term Loan	L+ 9.50%	12.14%	04/03/19	02/02/24	15,533	15,314	14,368	4.55
	(1.00% Floor)	(12.39%PIK)
					26,027	25,703	24,862	7.88
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 8.25%	10.37%	11/29/18	11/30/23	5,326	5,244	5,193	1.65
	(1.00% Floor)
First Lien Secured Term Loan B	L+ 14.50%	16.62%	11/29/18	11/30/23	1,821	1,794	1,803	0.58
	(1.00% Floor)	(1.50%PIK)
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	8.54%	02/28/19	02/28/24	16,407	16,262	16,407	5.20
	(1.00% Floor)
					23,554	23,300	23,403	7.42
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	10.04%	01/10/17	01/10/23	4,246	4,193	4,119	1.31
	(1.00% Floor)	(1.00%PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 6.88%	8.99%	09/06/19	09/06/24	9,405	9,257	9,254	2.93
	(0.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.88%	8.99%	09/06/19	09/06/24	-	-	(15)	-
	(0.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.10%	04/16/18	04/16/23	10,776	10,616	10,276	3.26
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	11.00%	04/16/18	04/16/23	203	200	176	0.06
	(1.00% Floor)
					20,384	20,073	19,691	6.25
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.79%	04/12/19	04/12/24	12,383	12,158	12,186	3.86
	(1.50% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan(4)	L+ 12.00%	14.10%	12/27/13	04/30/20	24,904	24,903	24,655	7.81
	(1.00% Floor)

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan	L+ 7.98%	10.01%	05/15/18	05/15/23	12,303	$12,126	$11,934	3.78%
	(1.00% Floor)	(1.18%PIK)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.79%	06/28/19	06/28/25	7,827	7,677	7,670	2.43
	(1.00% Floor)
					20,130	19,803	19,604	6.21
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.00%	8.05%	08/13/19	08/13/24	4,877	4,782	4,781	1.52
	(0.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	8.05%	08/13/19	08/13/24	-	-	-	-
	(0.00% Floor)
					4,877	4,782	4,781	1.52
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75%	11.09%	01/09/18	01/09/23	13,692	13,467	13,349	4.23
	(1.00% Floor)
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.04%	11/30/18	11/19/25	10,262	9,991	9,876	3.13
	(0.00% Floor)
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.60%	09/20/18	03/20/24	17,500	17,216	17,441	5.53
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.85%	09/09/16	03/09/22	20,000	19,822	20,000	6.34
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(13)(14)	L+ 6.50%	8.59%	07/19/19	N/A	19,484	19,484	19,484	6.18

					56,984	56,522	56,925	18.05
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 6.50%	8.65%	08/22/19	08/22/24	14,175	13,902	13,897	4.40
	(1.50% Floor)
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	10.52%	05/04/18	05/04/23	20,531	20,121	20,531	6.51
	(1.00% Floor)
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00%	11.12%	12/15/16	06/15/22	3,500	3,470	3,500	1.11
	(1.00% Floor)
Total Debt Investments					522,395	515,746	505,757	160.35

Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	N/A	187	560	536	0.17

Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	12/08/25	149	-	-	-
					466	317	317	0.10

Food Retail
Crews of California, Inc. Warrants (4)	N/A	N/A	11/20/14	12/31/24	-	-	15	-
Nicholas & Associates, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	3	-	314	0.10
Pinnacle Management Group, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	3	-	314	0.10
RC3 Enterprises, LLC Warrants(4)	N/A	N/A	11/20/14	12/31/24	3	-	314	0.10
					9	-	957	0.30

Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	454	0.14

Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	-	-

SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,818	1.21
					165	2,890	3,818	1.21
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	08/31/21	10,000	10,029	9,673	3.07

WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(13)	N/A	N/A	07/19/19	08/31/21	4,871	4,871	4,927	1.56
					14,871	14,900	14,600	4.63

Trading Companies & Distributors
Vessco Holdings, LLC(4)	N/A	N/A	08/22/19	12/31/22	489	800	800	0.25

Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	12/31/22	-	-	304	0.10

Total Equity Investments					16,195	19,467	21,786	6.90

Total Investments					538,590	$535,213	$527,543	167.25%

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2019

(in thousands)

(1) Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2) The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 2.0%, 2.1% and 2.1%, respectively, as of September 30, 2019. The Prime was 5.0% as of September 30, 2019.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4) The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5) Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 86% of total assets as of the date of the consolidated schedule of investments.

(6) Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7) The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2019. See Note 7.

(8) The investment is on non-accrual status.

(9) The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10) Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 167% of the Company’s net assets or 93% of the Company’s total assets, are subject to legal restrictions on sales.

(11) Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(12) The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13) Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 3 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

(14) Security is perpetual in nature with no defined maturity date.

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

September 30, 2019

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

Principles of Consolidation: Under the investment company rules and regulations pursuant to ASC Topic 946, WhiteHorse Finance is precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, WhiteHorse Finance generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. The Company does not consolidate its investment in STRS JV. See further description of STRS JV in Note 3.

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

Income Taxes: The Company elected to be treated as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, among other requirements, the Company is required to distribute dividends for U.S. federal income tax purposes to its stockholders each taxable year generally of an amount at least equal to 90% of the sum of ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, the Company will incur a nondeductible excise tax equal to 4% of the amount by which (1) 98% of ordinary income for the calendar year (taking into account certain deferrals and elections), (2) 98.2% of capital gains in excess of capital losses, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain income for preceding years that were not distributed during such years and on which the Company incurred no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2019 and December 31, 2018.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2019 or December 31, 2018. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2015 remain subject to examination by the Internal Revenue Service.

As of September 30, 2019 and December 31, 2018, the cost of investments for federal income tax purposes was $538,612 and $481,919, resulting in net unrealized depreciation of $11,069 and net unrealized depreciation of $12,355, respectively. This is comprised of gross unrealized appreciation of $4,982 and $3,598, and gross unrealized depreciation of $16,051 and $15,953, on a tax basis, as of September 30, 2019 and December 31, 2018, respectively.

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

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which clarifies the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance. As the Company has already adopted the SEC Release, as discussed above, this ASU did not have any impact on the Company’s consolidated financial statements and related disclosures.

NOTE 3 - INVESTMENTS

The following table shows the Company’s investments as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$429,827	420,677	$365,356	$359,416
Second lien secured loans	66,435	65,596	100,875	97,167
Subordinated Note to STRS JV	19,484	19,484	-	-
Equity (excluding STRS JV)	14,596	16,859	11,608	12,981
Equity in STRS JV	4,871	4,927	-	-
Total	$535,213	527,543	$477,839	$469,564

The following table shows the portfolio composition by industry(1) grouping at fair value:

	September 30, 2019		December 31, 2018
Advertising	$10,263	2.04%	$17,885	3.81%
Air Freight & Logistics	5,673	1.13	-	-
Application Software	5,461	1.09	-	-
Automotive Retail	16,837	3.34	16,840	3.59
Broadcasting	29,259	5.82	35,092	7.47
Cable & Satellite	13,950	2.77	14,700	3.13
Communications Equipment	5,100	1.01	-	-
Construction & Engineering	9,002	1.79	-	-
Data Processing & Outsourced Services	24,437	4.86	24,707	5.26
Department Stores	14,186	2.82	14,707	3.13
Distributors	5,668	1.13	-	-
Diversified Support Services	17,822	3.54	31,846	6.78
Food Retail	26,547	5.28	29,790	6.34
Health Care Facilities	14,760	2.93	12,058	2.57
Health Care Services	20,778	4.13	14,970	3.19
Home Furnishings	5,107	1.02	5,392	1.15
Human Resources & Employment Services	12,304	2.45	-	-
Internet Retail	19,488	3.87	17,100	3.64
Internet Services & Infrastructure	24,862	4.94	25,576	5.45
Investment Banking & Brokerage	23,403	4.65	26,723	5.69
IT Consulting & Other Services	4,119	0.82	4,088	0.87
Leisure Facilities	19,691	3.91	34,022	7.25
Office Service & Supplies	12,186	2.42	-	-
Oil & Gas Exploration & Production	-	-	17,342	3.69
Other Diversified Financial Services	28,473	5.66	25,780	5.49
Packaged Foods & Meats	19,604	3.90	12,777	2.72
Personal Products	4,781	0.95	-	-
Research & Consulting Services	13,349	2.65	13,903	2.96
Restaurants	9,876	1.96	10,020	2.13
Specialized Finance	47,114	9.36	46,780	9.97
Technology Hardware, Storage & Peripherals	20,531	4.08	13,898	2.96
Trading Companies & Distributors	14,697	2.92	-	-
Trucking	3,804	0.76	3,568	0.76
Total	$503,132	100.00%	$469,564	100.00%

(1)	Excludes investments in STRS JV.

The portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp (which is located in Canada). As of September 30, 2019 and December 31, 2018, the weighted average remaining term of the Company’s debt investments was approximately 3.7 years and 3.6 years, respectively.

As of September 30, 2019 and December 31, 2018, the total fair value of non-accrual loans were $8,480 and $103 as of the end of each respective period.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2019:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at September 30, 2019
Non-controlled affiliates
NMFC Senior Loan Program I LLC Units	Equity	$888	$9,630	$-	$-	$-	$43	$9,673
RCS Creditor Trust Class B Units	Equity	-	535	-	-	-	(535)	-
Total Non-controlled affiliates		$888	$10,165	$-	$-	$-	$(492)	$9,673

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at September 30, 2019
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$343	$-	$19,484	$-	$-	$-	$19,484
WHF STRS Ohio Senior Loan Fund LLC*	Equity	-	-	4,871	-	-	56	4,927
Total Controlled affiliates		$343	$-	$24,355	$-	$-	$56	$24,411

*The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of LLC equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

The following table presents the schedule of investments in and advances to affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2018:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2018
Non-controlled affiliates
Aretec Group, Inc.	Equity	$-	$17,314	$-	$(53,734)	$33,041	$3,379	$-
NMFC Senior Loan Program I LLC Units	Equity	2,132	18,504	-	(10,000)	(91)	1,217	9,630
RCS Creditor Trust Class B Units	Equity	-	428	-	-	-	107	535
Total Non-controlled affiliates		$2,132	$36,246	$-	$(63,734)	$32,950	$4,703	$10,165

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

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

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into a limited liability company operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware limited liability company. STRS Ohio and the Company have committed to provide up to $125.0 million of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. STRS JV will invest primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on LIBOR and have a term of three to six years.

In July 2019, STRS JV formally launched operations. As of September 30, 2019, STRS JV had total assets of $58,379. STRS JV’s portfolio consisted of debt investments in five portfolio companies as of September 30, 2019. As of September 30, 2019, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $13,728. The five largest investments in portfolio companies by fair value in STRS JV totaled $54,942. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of September 30, 2019, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $4,871 and advances of the subordinated notes of $19,484 as of September 30, 2019. As of September 30, 2019, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $10,129 and $40,516 were unfunded, respectively.

The Company and STRS Ohio each appoint two members to STRS JV’s four-person board of managers. All material decisions with respect to STRS JV, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of managers; provided that two individuals are present that were elected, designated or appointed by each member.

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). As of September 30, 2019, the STRS JV Credit Facility had $125,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of September 30, 2019, STRS JV had $18.6 million of outstanding borrowings under the STRS JV Credit Facility. At September 30, 2019, the effective interest rate on the STRS JV Credit Facility was 4.85% per annum.

Below is a listing of STRS JV’s individual investments as of September 30, 2019:

STRS JV Portfolio
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	8.10%	07/19/19	12/28/24	10,860	10,651	10,643
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	8.10%	07/19/19	12/28/24	-	-	(1)
	(1.00% Floor)				10,860	10,651	10,642
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 6.00%	8.04%	07/19/19	05/31/24	13,666	13,412	13,401
	(1.00% Floor)				13,666	13,412	13,401
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	8.10%	07/19/19	06/28/26	7,362	7,219	7,220
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	8.10%	07/19/19	06/28/26	2,870	2,814	2,815
	(1.00% Floor)				10,232	10,033	10,035
Internet Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 6.00%	8.04%	07/19/19	07/01/25	12,784	12,536	12,552
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	8.04%	07/19/19	07/01/25	-	-	1
	(1.00% Floor)				12,784	12,536	12,553
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	8.12%	07/19/19	05/01/24	8,373	8,219	8,311
	(1.00% Floor)				8,373	8,219	8,311

Total Investments					55,915	$54,851	$54,942

1) All investments provide collateral for the STRS JV Credit Facility.

(2) The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month LIBOR were 2.0%, 2.1% and 2.1%, respectively, as of September 30, 2019.

(3) The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4) Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 669% of STRS JV’s net assets or 94% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5) Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs.

As of September 30, 2019, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $1.9 million under undrawn revolvers as of September 30, 2019.

Below is certain summarized financial information for STRS JV as of September 30, 2019 and for the period July 19, 2019 (commencement of operations) through September 30, 2019 (dollars in thousands):

Selected Balance Sheet Information
Assets:
Investments, at fair value (amortized cost of $54,851)	$54,942
Cash and cash equivalents	2,917
Other assets	520
Total assets	$58,379

Liabilities:
Credit facility	16,714
Note payable to members	32,473
Interest payable on credit facility	295
Interest payable on notes to members	572
Other liabilities	115
Total liabilities	$50,169
Members’ equity	8,210
Total liabilities and members’ equity	$58,379

Selected Statement of Operations Information
Interest income	$1,022
Total investment income	$1,022

Interest expense on credit facility	378
Interest expense on notes to members	572
Administrative fee	24
Other expenses	58
Total expenses	$1,032

Net investment income	(10)
Net realized gains on investments	12
Net change in unrealized appreciation on investments	91
Net increase in net assets resulting from operations	$93

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2019 and 2018, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2019:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$420,677	$420,677
Second lien secured loans	-	-	65,596	65,596
Subordinated Note to STRS JV	-	-	19,484	19,484
Equity (excluding STRS JV)	536	-	16,323	16,859
Equity in STRS JV(1)	-	-	-	4,927
Total investments	$536	$-	$522,080	$527,543

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$-	$-	$359,416	$359,416
Second lien secured loans	-	-	97,167	97,167
Equity	706	-	12,275	12,981
Total investments	$706	$-	$468,858	$469,564

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Subordinated Notes to STRS JV	Equity	Total Investments
Fair value, beginning of period	$453,080	$65,700	$-	$15,040	$533,820
Funding of investments	79,498	-	19,484	1,480	100,462
Non-cash interest income	605	-	-	-	605
Accretion of discount	1,359	35	-	-	1,394
Proceeds from paydowns and sales	(112,825)	-	-	-	(112,825)
Lien priority conversion	-	-	-	-	-
Realized losses	(2)	-	-	-	(2)
Net unrealized (depreciation) appreciation	(1,038)	(139)	-	(197)	(1,374)
Fair value, end of period	$420,677	$65,596	$19,484	$16,323	$522,080
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2019	$(1,042)	$(138)	$-	$(195)	$(1,374)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Subordinated Notes to STRS JV	Equity	Total Investments
Fair value, beginning of period	$359,416	$97,167	$-	$12,275	$468,858
Funding of investments	204,180	-	19,484	2,990	226,654
Non-cash interest income	1,350	567	-	-	1,917
Accretion of discount	2,694	657	-	-	3,351
Proceeds from paydowns and sales	(156,209)	(21,190)	-	-	(177,399)
Lien priority conversion	14,472	(14,472)	-	-	-
Realized losses	(2,020)	-	-	-	(2,020)
Net unrealized (depreciation) appreciation	(3,206)	2,867	-	1,058	719
Fair value, end of period	$420,677	$65,596	$19,484	$16,323	$522,080
Change in unrealized (depreciation) appreciation on investments still held as of September 30, 2019	$(3,736)	$3,335	$-	$1,060	$659

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$308,560	$144,258	$58,095	$510,913
Funding of investments	26,857	18,127	327	45,311
Non-cash income	146	-	-	146
Accretion of discount	474	632	-	1,106
Proceeds from paydowns and sales	(11,327)	(52,670)	-	(63,997)
Realized losses	17	-	-	(17)
Net unrealized (depreciation) appreciation	(1,288)	378	16,651	15,741
Fair value, end of period	$323,439	$110,725	$75,073	$509,237
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2018	$(1,282)	$810	$16,651	$16,179

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2018:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Funding of investments	191,313	18,150	327	209,790
Non-cash income	461	-	-	461
Accretion of discount	2,514	989	-	3,503
Proceeds from paydowns and sales	(99,004)	(81,092)	-	(180,096)
Realized losses	(35)	-	-	(35)
Net unrealized (depreciation) appreciation	(2,071)	408	37,418	35,755
Fair value, end of period	$323,439	$110,725	$75,073	$509,237
Change in unrealized (depreciation) appreciation on investments still held as of September 30, 2018	$(1,934)	$755	$37,418	$36,239

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2019		Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans		$228,924	Discounted cash flows	Discount rate	8.6% – 47.1% (13.4%)
				Exit multiple	5.5x – 9.0x (7.4x)
		14,761	Market multiples and recent transaction	Exit multiple	3.1x
				Transaction price	93.5
		787	Weighting of recent transaction and asset coverage	Transaction price	100.0
		176,205	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.3% – 18.4% (9.2%)
				Market quotes or transaction price	97.3 – 100.0 (98.3)
				Exit multiple	4.8x – 10.0x (7.6x)
		$420,677

Second lien secured loans		$48,155	Discounted cash flows	Discount rate	9.7% – 18.5% (15.6%)
				Exit multiple	6.0x – 8.0x (6.2x)
		17,441	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	13.0%
				Market quotes or transaction price	98.0
		$65,596
Subordinated Note to STRS JV		$19,484	Enterprise value	-	-
		$19,484

Preferred Equity		$317	Market multiples	Exit multiple	9.4x
		$317

Common Equity		$9,673	Discounted cash flows	Discount rate	9.3%
				Discount for lack of marketability	2.0%
		801	Recent transaction	Exit Multiple	6.8x
		$10,474

Warrant		$5,228	Discounted cash flows and	Discount rate	25.0% - 29.0% (25.3%)
			Option-pricing method	Exit multiple	4.8x – 8.0x (5.6x)
				Volatility	1.3% - 25.0% (7.6%)
				Discount for lack of marketability	10.0% - 55.0% (17.7%)
		304	Expected Sale	-	-
	$
		5,532
Total Level 3 Investments		$522,080

Investment Type	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$107,291	Discounted cash flows	Discount rate	11.8% - 23.5% (15.2%)
			Exit multiple	4.5x - 7.0x (6.2x)
	11,955	Market multiples	Exit multiple	2.9x
	17,439	Weighting of discounted cash flows and expected repayment price	Discount rate	10.5% - 14.9% (11.7%)
			Repayment price	101.9
			Exit multiple	4.5x
	222,731	Weighting of discounted cash flows and consensus market pricing or recent transaction	Discount rate	8.7% - 21.2% (11.5%)
			Market quotes or transaction price	79.8 - 100.0 (97.5)
			Exit multiple	4.0x - 10.0x (7.2x)
	$359,416

Second lien secured loans	$62,572	Discounted cash flows	Discount rate	12.9% - 21.6% (18.2%)
			Exit multiple	5.5x - 8.0x (6.6x)
	103	Market multiples	Exit multiple	2.9x
	17,150	Weighting of discounted cash flows and consensus pricing or recent transaction	Discount rate	14.7%
			Market quotes or transaction price	98.0
	17,342	Expected repayment	Repayment price	100.0
	$97,167
Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317

Common Equity	$9,630	Weighting of discounted cash flows and recent transaction	Discount rate	10.2%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	535	Consensus pricing	Market quotes	$3.8/s
	$10,165

Warrant	$1,693	Discounted cash flows and	Discount rate	22.0% - 30.3% (25.1%)
		Option-pricing method	Exit multiple	4.8x - 8.0x (5.9x)
			Volatility	2.3% - 25.0% (8.7%)
			Discount for lack of marketability	13.0% - 55.0% (22.9%)
	100	Market multiples	Exit multiple	5.5x
			Discount for lack of marketability	15.0%
	$1,793
Total Level 3 Investments	$468,858

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of September 30, 2019 and December 31, 2018. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025 (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		September 30, 2019		December 31, 2018
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$170,300	$174,075	$115,000	$116,759
Private Notes	3	30,000	31,708	30,000	30,724
2025 Notes	2	35,000	36,705	35,000	34,350
		$235,300	$242,488	$180,000	$181,833

NOTE 5 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2019, the Company’s asset coverage for borrowed amounts was 234.1%.

Total borrowings outstanding and available as of September 30, 2019, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$170,300	29,700
Private Notes	2023	6.0%	30,000	-
2025 Notes	2025	6.5%	35,000	-
Total debt			235,300	$29,700
Debt issuance cost			(3,334)
Total debt net issuance cost			$231,966

Total borrowings outstanding and available as of December 31, 2018, was as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$115,000	$85,000
Private Notes	2023	6.0%	30,000	-
2025 Notes	2025	6.5%	35,000	-
Total debt			180,000	$85,000
Debt issuance cost			(4,047)
Total debt net issuance cost			$175,953

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan, as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, WhiteHorse Credit and JPMorgan again amended and restated the terms of the Credit Facility to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220,000 to $235,000 and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit.

The Credit Facility bears interest at LIBOR plus 2.75% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 77.5% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Prior to December 29, 2020, the Company, at its discretion and option, may increase the total borrowing limit under the Credit Facility from $200,000 to $235,000 (with the required minimum outstanding borrowings also increasing from $155,000 to $175,000) by submitting written notification of such intent and subject to consent from the lender and other terms provided for under the Credit Facility. In November 2018, the Company entered into an amendment to the Credit Facility, which, among other things, allows for a temporary reduction in the required minimum outstanding borrowings. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then will be increased to $135,000 until August 20, 2019. In July 2019, the Company entered into another amendment to further extend the required $135,000 minimum borrowing to November 29, 2019. Thereafter, the required minimum outstanding borrowings will return to $155,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $460,831 as of September 30, 2019 as collateral. The Credit Facility has a final maturity date of December 29, 2021.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2019, the Company had $170,300 in outstanding borrowings and $29,700 undrawn under the Credit Facility. Weighted average outstanding borrowings were $166,449 and $138,244 at a weighted average interest rate of 5.09% and 5.29%, respectively, for the three and nine months ended September 30, 2019. At September 30, 2019, the interest rate in effect on outstanding borrowings was 4.88%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement.

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

During the three and nine months ended September 30, 2019, the Company incurred base management fees of $2,834 and $7,843, net of fees waived, respectively. During the three and nine months ended September 30, 2018, the Company incurred base management fees of $2,646 and $7,698, net of fees waived respectively. WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2019, the Company accrued a Capital Gains Incentive Fee reversal of $(360) and $(283), respectively, which accruals are included in performance-based incentive fees in the consolidated statements of operations. For the three and nine months ended September 30, 2018, the Company accrued a Capital Gains Incentive Fee of $3,137 and $5,328, respectively. As of September 30, 2019 and December 31, 2018, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $414 and $4,707, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and nine months ended September 30, 2019, the Company incurred total performance-based incentive fees of $1,741 and $5,520 respectively. During the three and nine months ended September 30, 2018, the Company incurred total performance-based incentive fees of $4,865 and $10,900, respectively.

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

During the three and nine months ended September 30, 2019, the Company incurred allocated administrative service fees of $159 and $475, respectively. During the three and nine months ended September 30, 2018, the Company incurred allocated administrative service fees of $175 and $525, respectively.

Co-investments with Related Parties: At September 30, 2019 and December 31, 2018, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $0, respectively.

At September 30, 2019 and December 31, 2018, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $1,630,663 and $1,015,838, respectively.

STRS JV: For the three month period ended September 30, 2019, the Company sold $56,366 of investments to STRS JV at fair value and recognized $2 of net realized losses. At September 30, 2019, the Company had amounts payable of $453 to STRS JV, which are included in accounts payable and accrued expenses on the Company’s consolidated statements of assets and liabilities.

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

The balance of unfunded commitments to extend credit was approximately $6.5 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of September 30, 2019 and December 31, 2018:

	Unfunded Commitment as of
	September 30, 2019	December 31, 2018
Revolving Loan Commitments:

Lift Brands, Inc.	$549	$624
Marlin DTC–LS Midco 2, LLC	71	-
Newscycle Solutions, Inc.	60	-
Quest Events, LLC	-	935
SFP Holding, Inc.	489
Sunless, Inc.	1,330	-
	2,499	1,559
Delayed Draw Loan Commitments:
Crown Brands LLC	850	-
Honors Holdings, LLC	2,432	-
SFP Holding, Inc.	762	-
	4,044	-
Total Unfunded Commitments	$6,543	$1,559

As of September 30, 2019, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $10.1 million and $40.5 million was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

NOTE 8 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2019	2018
Per share data:(1)
Net asset value, beginning of period	$15.35	$13.98

Net investment income	1.14	0.83
Net realized and unrealized gains on investments	(0.06)	1.72
Net increase in net assets resulting from operations	1.08	2.55

Distributions declared from net investment income	(1.07)	(1.07)
Net asset value, end of period	$15.36	$15.46

Total annualized return based on market value(2)	12.72%	4.78%
Total annualized return based on net asset value	9.27%	23.10%
Net assets, end of period	$315,494	$317,656
Per share market value at end of period	$13.93	$13.90
Shares outstanding end of period	20,546,032	20,546,032

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)(5)	8.67%	8.25%
Ratio of incentive fees to average net assets(4)	2.32%	4.81%
Ratio of total expenses to average net assets(4)(5)	10.99%	13.06%
Ratio of net investment income to average net assets(4)(5)	9.86%	7.48%
Portfolio turnover ratio	30.72%	37.36%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	During the nine months ended September 30, 2019, WhiteHorse Advisers irrevocably waived $397 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.84%, 2.28%, 11.12% and 9.73%, respectively, for the nine months ended September 30, 2019. During the nine months ended September 30, 2018, WhiteHorse Advisers irrevocably waived $115 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.30%, 4.80%, 13.10% and 7.44%, respectively.

(5)	Calculated using total expenses, including tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 9 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net increase in net assets resulting from operations	$6,855	$19,462	$22,080	$52,369
Weighted average shares outstanding	20,546,032	20,545,726	20,546,032	20,536,591
Basic and diluted per share net increase in net assets resulting from operations	$0.34	$0.95	$1.08	$2.55

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that, other than the item disclosed below, there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Subsequent to the quarter ended September 30, 2019, the Company received financial information that indicated a decline in the performance of Grupo Hima San Pablo, Inc. Based on the information currently available, the Company expects to reduce the fair value mark of its first lien secured term loan investment from 85% to 80% of face value during the fourth quarter, but this conclusion is subject to change based on additional information which may become available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, "we", "us", "our" and "WhiteHorse Finance" refer to WhiteHorse Finance, Inc. and its consolidated subsidiaries; “STRS Ohio” refers to State Teachers Retirement System of Ohio, a public pension fund established under Ohio law; and “STRS JV” refers to WHF STRS Ohio Senior Loan Fund LLC, a joint venture formed together by us and STRS Ohio.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to consummate new investments and the impact of such investments;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	our expected financings and investments and ability to fund commitments to STRS JV;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of increased competition;

•	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;

•	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;

•	our ability to pay dividends or make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

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

Recent Developments

In October 2019, we contributed an additional set of assets, which included four new issuers of senior secured debt facilities to STRS JV.

Subsequent to the quarter ended September 30, 2019, we received financial information that indicated a decline in the performance of Grupo Hima San Pablo, Inc. Based on the information currently available, we expect to reduce the fair value mark from 85% to 80% of face value of our first lien secured term loan investment during the quarter ended December 31, 2019, but this conclusion is subject to change based on additional information which may become available.

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

Investment Income

Investment income for the three and nine months ended September 30, 2019 totaled $17.8 million and $49.7 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2018 of $15.3 million and $46.6 million, respectively. Included in investment income for the three and nine months ended September 30, 2019 was $2.1 million and $6.0 million, respectively, of non-recurring fee income. Non-recurring fee income for the three and nine months ended September 30, 2018 totaled $0.7 million and $3.5 million, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of any fees waived and excluding excise tax, totaled $8.9 million and $25.5 million for the three and nine months ended September 30, 2019, respectively. This compares to expenses of $11.5 million and $29.6 million for the three and nine months ended September 30, 2018, respectively.

Interest expense totaled $3.5 million and $9.7 million for the three and nine months ended September 30, 2019, respectively. We incurred interest expense of $3.3 million and $8.6 million for the three and nine months ended September 30, 2018, respectively. The increase was due to the additional interest expense incurred as a result of our $35 million unsecured notes due 2025, which were issued in November 2018, partially offset by a decrease in interest expense incurred on our revolving credit facility due to lower average borrowing balances and floating interest rates.

Base management fees (net of fees waived, if any) totaled $2.8 million and $7.8 million for the three and nine months ended September 30, 2019, respectively, and $2.6 million and $7.7 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, WhiteHorse Advisers waived approximately $0.0 million and $0.4 million in base management fees, respectively.  For the three and nine months ended September 30, 2018, WhiteHorse Advisers waived approximately $0.1 million and $0.1 million, respectively, in base management fees.

Performance-based incentive fees totaled $1.7 million and $5.5 million for the three and nine months ended September 30, 2019, respectively, and $4.9 million and $10.9 million for the three and nine months ended September 30, 2018, respectively. The decrease in performance-based incentive fees was attributable to additional accruals for the capital gains incentive fee component recorded in the prior year’s comparative periods, which was driven by the increase in unrealized appreciation in Aretec Group, Inc. in 2018.

Administrative service fees for the three and nine months ended September 30, 2019 totaled $0.2 million and $0.5 million, respectively. This compares to administrative fees of $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively.

General and administrative expenses were $0.7 million and $1.9 million for the three and nine months ended September 30, 2019, respectively and $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2019, we accrued a net excise tax expense of $0.2 million and $0.7 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2018, no excise tax expenses were accrued.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and nine months ended September 30, 2019, we incurred a net realized loss of approximately $2 thousand and $2.0 million, respectively, which was driven by the sale of our remaining position in Outcome Health. For the three and nine months ended September 30, 2018, we incurred a net realized gain of approximately $17 thousand and $90 thousand, respectively.

For the three and nine months ended September 30, 2019, we recorded net unrealized depreciation of $1.8 million and net unrealized appreciation of $0.6 million, respectively. For the three and nine months ended September 30, 2018, we generated net unrealized appreciation of $15.7 million and $35.3 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized depreciation during the three months ended September 30, 2019 was primarily attributable to fair value decreases on our investments in AG Kings Holdings Inc., Grupo HIMA San Pablo, Inc., Fox Rent A Car, Inc. and Fluent, Inc., partially offset by fair value increases on our investment in Stackpath LLC & Highwinds Capital, Inc. Net unrealized appreciation during the nine months ended September 30, 2019 was primarily attributable to fair value increases on our investments in Grupo HIMA San Pablo, Inc. and Sigue Corporation, as well as the reversal of prior unrealized depreciation upon the full disposition of our investment in Outcome Health, partially offset by fair value markdowns on our investments in AG Kings Holdings Inc., Bulk Midco, LLC and Stackpath LLC & Highwinds Capital, Inc.

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

Our board of directors may decide to issue common stock, such as through at-the-market offerings, direct placements or otherwise, to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current net asset value per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below net asset value per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our net asset value per share. We do not intend to issue shares below their then-current net asset value per share during the next twelve months.

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

Our operating activities used cash and cash equivalents of $45.0 million during the nine months ended September 30, 2019, primarily due to the net acquisition of investments. Our financing activities provided cash and cash equivalents of $33.4 million during the nine months ended September 30, 2019, primarily from net borrowings under our revolving credit facility, partially offset by the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $3.3 million during the nine months ended September 30, 2018, primarily from the net acquisition of investments. Our financing activities used cash and cash equivalents of $9.0 million during the nine months ended September 30, 2018, primarily from net repayments under our revolving and the payment of distributions to stockholders.

As of September 30, 2019, we had cash and cash equivalent resources of $22.2 million, including $9.8 million of restricted cash.  As of the same date, we had approximately $29.7 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2018, we had cash and cash equivalent resources of $33.7 million, including $9.6 million of restricted cash. As of the same date, we had $85.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of September 30, 2019, STRS JV had total assets of $58.4 million. STRS JV’s portfolio consisted of debt investments in five portfolio companies as of September 30, 2019. As of September 30, 2019, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $54.9 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. As of September 30, 2019, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $4.9 million and $19.5 million as of September 30, 2019, respectively. As of the same date, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $10.1 million and $40.5 million was unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

All material decisions with respect to STRS JV, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers; provided that the individual that was elected, designated or appointed by the member with only one individual present is entitled to cast two votes on each matter; and (iii) the presence of four members of the board of managers; provided that two individuals are present that were elected, designated or appointed by each member.

Below is a summary of STRS JV’s portfolio as of September 30, 2019:

Total investments(1)	$54,942
Weighted average effective yield on total portfolio(2)	8.6%
Number of portfolio companies in STRS JV	5
Largest portfolio company investment(1)	$13,401
Total of five largest portfolio company investments (1)	$54,942

(1)    At fair value.

(2)    Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following:

	September 30, 2019
	Amortized Cost	Fair Value
First lien secured loans	$54,851	54,942
Total	$54,851	54,942

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2019
Diversified Support Services	$10,642	19.4%
Health Care Services	13,401	24.4
Industrial Machinery	10,035	18.3
Internet Retail	12,553	22.8
Systems Software	8,311	15.1
Total	$54,942	100.00%

See Note 3 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2019 and selected statement of operations information for the period July 19, 2019 (commencement of operations) through September 30, 2019.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into a $200 million revolving credit and security agreement, or the Credit Facility, with JPMorgan Chase Bank, National Association, or the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse Finance (CA), LLC, or WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. On November 19, 2018, we entered into an amendment, which, among other things, allowed for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility. In July 2019, the temporary reduction in the required minimum outstanding borrowings was extended to November 29, 2019 by executing another amendment.

As of September 30, 2019, there was approximately $170.3 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $29.7 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $461 million as of September 30, 2019.

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

2020 Notes

On July 23, 2013, we completed a public offering of $30.0 million of aggregate principal amount of unsecured notes due 2020, or the 2020 Notes, the net proceeds of which were used to reduce outstanding obligations under an unsecured term loan. Interest on the 2020 Notes had paid quarterly on March 31, June 30, September 30 and December 31, at an annual rate of 6.50%. On July 10, 2018, we notified American Stock Transfer & Trust Company, LLC, the trustee of our 2020 Notes, of our election to redeem the $30.0 million of aggregate principal amount of the 2020 Notes outstanding, and instructed the trustee to provide notice of such redemption to the holders of the 2020 Notes in accordance with the terms of the indenture agreement under which the 2020 Notes were issued. The redemption was completed on August 9, 2018, and the 2020 Notes were delisted from the NASDAQ Global Select Market where they were previously listed under the symbol “WHFBL.”

Private Notes

On July 13, 2018, we entered into an agreement, or the Note Purchase Agreement, to sell in a private offering $30.0 million of aggregate principal amount of unsecured notes, or the Private Notes, to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem all of the 2020 Notes, as discussed above.

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

Portfolio Investments and Yield

As of September 30, 2019, our investment portfolio consisted primarily of senior secured loans across 65 positions in 48 companies with an aggregate fair value of $527.5 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing 0% based on fair value. As of September 30, 2019, our portfolio had an average investment size of $8.0 million based on fair value (average debt investment size of $9.9 million), with investment sizes ranging from less than $0.1 million to $24.7 million and a weighted average effective yield of 10.5% (and a weighted average effective yield on income-producing debt investments of 11.0%).

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

For the nine months ended September 30, 2019, we invested $207.8 million in new and existing portfolio companies, offset by repayments and sales of $153.6 million. Proceeds from sales totaled $37.5 million while repayments included $17.1 million of scheduled repayments and $99 million of unscheduled repayments.

For the nine months ended September 30, 2018, we invested $209.8 million in new and existing portfolio companies, partially offset by repayments and sales of $180.2 million. Proceeds from sales totaled $4.8 million while repayments included $6.7 million of scheduled repayments and $168.7 million of unscheduled repayments.

STRS JV

As of September 30, 2019, STRS JV’s portfolio totaled $54.9 million, consisting of eight positions in five portfolio companies with an average position size of $6.9 million and having a weighted average yield on debt investments of 8.6%.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	September 30, 2019		December 31, 2018
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$-	-%	$29.5	6.3%
2	426.7	80.9	376.3	80.1
3	92.3	17.5	63.7	13.6
4	8.5	1.6	0.1	0.0
5	-	-	-	-
Total Portfolio	$527.5	100.0%	$469.6	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2019 and December 31, 2018, we had commitments to fund approximately $6.5 million and $1.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. STRS JV had outstanding commitments to fund investments totaling $1.9 million under undrawn revolvers as of September 30, 2019. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and nine months ended September 30, 2019, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively, for total distributions of $7.3 million and $21.9 million, respectively. During the three and nine months ended September 30, 2018, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively, for total distributions of $7.3 million and $21.9 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2019, we estimate that distributions to stockholders included $21.9 million of long-term capital gains, for tax purposes, based on earnings for the fiscal year ended December 31, 2018 and current earnings for the nine months ended September 30, 2019. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2019 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$170.3		170.3	$-	$-
Private Notes	30.0	-	-	30.0	-
2025 Notes	35.0	-	-	-	35.0
Total contractual obligations	$235.3	$-	$170.3	$30.0	$35.0

As of September 30, 2019, we had $29.7 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012. It was most recently amended on November 1, 2018. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity), if any, will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 6 to the consolidated financial statements.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2019 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

Basis Point Increase (Decrease)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease)
(100)	$(545)	(1,703)	1,158
100	9,527	1,703	7,824
200	14,741	3,406	11,335
300	19,954	5,109	14,845
400	25,168	6,812	18,356
500	30,382	8,515	21,867

As of September 30, 2019, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of September 30, 2019, our total outstanding indebtedness was $235.3 million and our asset coverage was 234.1%.

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

The Note Purchase Agreement governing the Private Notes contains additional terms and conditions for senior unsecured notes issued in a private placement, including minimum stockholders’ equity, minimum asset coverage ratio, maximum debt to equity ratio and prohibitions on certain fundamental changes of the Company or any subsidiary guarantor. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgements and orders, and certain events of bankruptcy.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2019, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2019 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2019. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2019 (1)	(20.5)%	(12.2)%	(3.8)%	4.6%	12.9%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(39.3)%	(24.7)%	(10.0)%	4.6%	19.2%

(1)	Assumes $566.0 million in total assets, $235.3 million in debt outstanding and $315.5 million in net assets as of September 30, 2019, and an average cost of funds of 5.3%, which is our weighted average borrowing cost as of September 30, 2019.

(2)	Assumes $961.7 million in total assets, $631.0 million in debt outstanding and $315.5 million in net assets as of September 30, 2019, and an average cost of funds of 5.0% which would be our weighted average borrowing cost assuming 150% asset coverage as of September 30, 2019.

Based on our outstanding indebtedness of $235.3 million as of September 30, 2019 and an average cost of funds of 4.9%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.3 % to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $631.0 million on an assumed 150% asset coverage ratio and an average cost of funds of 4.9%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.4% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

10.1	Second Amendment to the Third Amended and Restated Loan Agreement, dated July 19, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, the financial providers thereto, and WhiteHorse Finance, Inc., as portfolio manager (incorporated herein by reference to the Quarterly Report on Form 10-Q (File No. 814-00967), filed on August 9, 2019).
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 12, 2019	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)