Form 10-K
period 2019-12-31
WhiteHorse Finance, Inc.
filed 2020-03-16
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2019 based on the closing price on that date of $13.75 on the Nasdaq Global Select Market was approximately $143.7 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 20,546,032 shares of the registrant’s common stock outstanding as of March 12, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
None.

WHITEHORSE FINANCE, INC.
i

PART I
In this annual report on Form 10-K, except as otherwise indicated, the terms:
•
“we,” “us,” “our,” the “Company” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below), WhiteHorse California (as defined below). and WhiteHorse Finance Warehouse, LLC;

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

•
“2025 Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018; and

•
“Credit Facility” refers to the $250 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest rate based on a risk-free index rate such as the London Interbank Offered Rate, or LIBOR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also make opportunistic investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.
We invest primarily in securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.
As of December 31, 2019, our investment portfolio consisted primarily of senior secured loans across 66 positions in 51 companies with an aggregate fair value of approximately $589.7 million. As of December 31, 2018, our investment portfolio consisted primarily of senior secured loans across 53 positions in 39 companies with an aggregate fair value of approximately $469.6 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.
Available Information
Our address is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Our phone number is (305) 381-6999, and our internet address is www.whitehorsefinance.com . We make available on our website, free of charge, our proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish them to, the U.S. Securities and Exchange Commission, or the SEC. We may publish other information on our website which has not been filed with, or furnished to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.
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
About H.I.G. Capital
H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2019, H.I.G. Capital managed approximately $32 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 410 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.
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
While we focus principally on originating senior secured loans to lower middle market companies that we believe have attractive risk adjusted returns, including first lien and second lien facilities, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We may also invest in assets consistent with our investment strategy indirectly through the acquisitions of interests in other investment companies. We generate current income through the receipt of interest payments, origination and other fees, and dividends. Our typical loans carry a floating interest rate based on a risk-free index rate such as LIBOR plus a spread, have a term of three to six years, are secured by all tangible and intangible assets of the borrower and include covenants, monitoring and information rights in favor of the lender.
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
Investment Process Overview
Sourcing.   Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 26 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 410 investment professionals in each of its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.
Due Diligence.   We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 26 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2019 and 2018.
	December 31, 2019		December 31, 2018
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$13.4	2.3%	$29.5	6.3%
2	491.4	83.3	376.3	80.1
3	77.2	13.1	63.7	13.6
4	—	0.0	0.1	0.0
5	7.7	1.3	—	—
Total Portfolio	$589.7	100.0%	$469.6	100.0%
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
WHF STRS Ohio Senior Loan Fund
In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2019, STRS JV had $99.5 million in total assets.
We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2019, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.
All material decisions with respect to STRS JV, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers; provided that the individual that was elected, designated or appointed by the member with only one individual present is entitled to cast two votes on each matter; or (iii) the presence of four members of the board of managers; provided that two individuals are present that were elected, designated or appointed by each member.
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
Base Management Fee
The base management fee is calculated at an annual rate equal to 2.0% based on our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters, and is payable in arrears. Base management fees for any partial month or quarter is appropriately pro-rated.
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

There is no accumulation of amounts on the Hurdle Rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if returns in subsequent quarters fall below the quarterly Hurdle Rate and there is no delay of payment if prior quarters are below the quarterly Hurdle Rate. Since the Hurdle Rate is fixed, as interest rates rise, it will be easier for our investment adviser to surpass the Hurdle Rate and receive an incentive fee based on Pre-Incentive Fee Net Investment Income.
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
Payment of Our Expenses
WhiteHorse Advisers provides and pays for all investment professionals of WhiteHorse Advisers and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services. For a discussion of other costs and expenses of our operations and transactions that we bear, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”
Duration and Termination
The Investment Advisory Agreement, originally approved on September 18, 2012, which was subsequently amended and restated on August 1, 2018, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 1, 2019. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”
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
Board of Directors Approval of the Investment Advisory Agreement
On August 1, 2019, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching its decision to re-approve the Investment Advisory Agreement our board of directors considered information it received relating to:
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

In connection with their consideration of the renewal of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on August 1, 2019, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and re-approved pursuant to the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement
Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in October 2019. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission, or CFTC, as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of one or more investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.
Exclusion of the Investment Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of  “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. On January 23, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.
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
We may issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV per share of our common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).
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
If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated for U.S. income tax purposes as a controlled foreign corporation, or CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year. In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a foreign corporation.
Certain income derived by us from a CFC or PFIC with respect to which we have made a qualified electing fund, or QEF, election would generally constitute qualifying income for purposes of determining our ability to be subject to tax as a RIC if the CFC or the PFIC makes distributions of that income to us or if the income is derived from our business of investing.
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
The current worldwide financial market situation, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, which occurred on January 31, 2020. The process for the United Kingdom to exit the European Union, including the withdrawal agreement setting forth the terms of the United Kingdom’s departure from the European Union and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. Any further exits from the European Union, or the possibility of such exits, would likely cause additional market disruption globally and introduce new legal and regulatory uncertainties. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal, trade and foreign policies of foreign nations, such as China, North Korea and Iran, may have a severe impact on the worldwide and U.S. financial markets. In addition, the policies of the current U.S. presidential administration and of the various candidates for the nomination for president of the Democratic Party may impact, among other things, the U.S. and global economy and international trade and relation, among other areas, and the impact of such policies on us, are unclear at present. We do not know how long the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial conditions.
The current U.S. administration has signified potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.
The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China (the “Wuhan Coronavirus”). We are closely monitoring the developments in China and continually assessing the potential impact on our business and the business of our portfolio companies, including the effects described below. However, the full impact of this outbreak is unknown as of the date of this report.
Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including the Wuhan Coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.
Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.
Risks Relating to Our Business and Structure
The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective.
The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. For example, the 1940 Act requires, among other things, that a business development company invest at least 70% of its total assets in qualifying assets. Qualifying assets include U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, the restrictions of the 1940 Act applicable to business development companies could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times. If we need to dispose of investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.

Qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders on an annual basis. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of funds available for distributions to our stockholders and the amount of funds available for new investments.
The constraints imposed on us by the 1940 Act and the Code may hinder our and our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Further, failure to operate under these constraints could have a material adverse impact on our business, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability, or otherwise have a material adverse effect on our business, financial condition or results of operations.
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
We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement for a RIC is satisfied if we distribute 90% of our ordinary income and realized net short term capital gains in excess of realized net long term capital losses, if any, each taxable year as dividends for U.S. federal income tax purposes to our stockholders. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to be subject to tax as a RIC. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility or otherwise, we may fail to qualify to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. If we fail to meet these requirements, we may need to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid lower middle market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.
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
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. In addition, generally we are required to recognize income for tax purposes no later than when recognized for financial reporting purposes.
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
We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a business development company, we are required to meet an asset coverage ratio, as defined under the 1940 Act, as amended by the Small Business Credit Availability Act, or the SBCAA, as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities of at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after each issuance of senior securities. See “— We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” If the value of our assets declines, we may be unable to satisfy the 1940 Act’s asset coverage requirement. If that happens, we may be required to sell a portion of our investments at a time when such sale may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. The issuance of senior securities exposes us to typical risks associated with leverage, including an increased risk of loss, and if we incur additional leverage as permitted by the SBCAA, these risks will be magnified. If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.
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
The Small Business Credit Availability Act allows us to incur additional leverage, which may increase the risk of investing with us.
Historically, the 1940 Act has permitted us to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018, such that our maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of  $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2019, our asset coverage for borrowed amounts was 203.0%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, the Private Notes and the 2025 Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.
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
The reduction of our asset coverage requirement from 200% to 150% increases the amount of debt that we are permitted to incur, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of  $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). Increased leverage could increase the risks associated with investing in the Company. For example, if the value of the Company’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Company to acquire additional assets, leverage will cause the Company’s NAV to decline more sharply than it otherwise would have without leverage or with lower leverage. Any decrease in the Company’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Company had not borrowed or had borrowed less.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2019, assuming various annual returns, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.
	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2019 (203.0%)(1)	(22.8)%	(13.4)%	(4.0)%	5.4%	14.9%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(29.8)%	(18.3)%	(6.7)%	4.8%	16.4%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(44.3)%	(27.8)%	(11.3)%	5.3%	21.8%

(1)
Assumes $631.2 million in total assets, $303.9 million in debt outstanding and $313.0 million in net assets as of December 31, 2019, and an average cost of funds of 4.92%, which is our weighted average borrowing cost as of December 31, 2019.

(2)
Assumes $764.2 million in total assets, $313.0 million in debt outstanding and $313.0 million in net assets as of December 31, 2019, and an average cost of funds of 4.81%, which would be our weighted average borrowing cost assuming 200% asset coverage as of December 31, 2019.

(3)
Assumes $1,077.1 million in total assets, $625.9 million in debt outstanding and $313.0 million in net assets as of December 31, 2019, and an average cost of funds of 4.70%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2019.

Based on our outstanding indebtedness of  $303.9 million as of December 31, 2019 and an average cost of funds of 4.55%, 6.00% and 6.50%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.53% to cover annual interest payments on our outstanding indebtedness.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms, or at all.
We will need additional capital to fund growth in our investment portfolio. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We are required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, each taxable year to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings will not be available to fund new investments. If we are unable to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.
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
Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions may also be adversely affected by recent rules adopted by the CFTC unless our Investment Adviser registers with the CFTC as a commodity pool operator or obtain an exemption from such requirement. On January 23, 2020, our Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act.
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
In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether

SOFR will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined.
If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, we may need to renegotiate certain terms of the Credit Agreement. If we are unable to do so, amounts drawn under the Credit Facility may bear interest at a higher rate, which would increase the cost of our borrowings and, in turn, affect our results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
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
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC proposed a new rule in November 2019 that was designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. While the adoption of the proposed rule is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.

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
The members of our investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of our investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates, including entities that may raise additional capital from time to time. These other investment funds, accounts or investment vehicles may have different fee and expense arrangements, including requirements to share or offset certain fees from portfolio companies, than those paid by us to the Investment Adviser. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Investment Adviser. Our Investment Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time or that there may not be inadvertent errors in our application of our Investment Advisor’s allocation policy. Where we are able to co-invest consistent with the requirements of the 1940 Act, including the Exemptive Relief Order, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our Investment Adviser’s allocation policy provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.
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
In that regard, significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law on December 22, 2017. The Tax Cuts and Jobs Act permanently reduced the maximum federal corporate income tax rate, reduced the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricted the deductibility of business interest expense, changed the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expanded the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, required accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The effects of the various provisions of the Tax Cuts and Jobs Act listed above on the respective tax positions of us, our stockholders and our portfolio companies may be material and depend on the factual circumstances of each, over time. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect that any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions.
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
The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our board of directors may adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our directors who are not “interested persons.” If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, deter or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.
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
Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes Oxley Act, and related rules and regulations of the SEC. Our independent registered public accounting firm must audit this report, pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.
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
We depend on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to (i) electrical or telecommunication outages, (ii) natural disasters such as earthquakes, tornadoes and hurricanes, (iii) disease pandemics, (iv) events arising from local or larger state political or social matters, including terrorist activities, and (v) cyberattacks could cause disruptions in our activities.
We and our Investment Adviser could be the target of litigation.
We and WhiteHorse Advisers could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
We are subject to risks related to corporate social responsibility.
There is increased public scrutiny related to environmental, social and governance (“ESG”) activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
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
Equity Investments.   We may make selected equity investments. Our goal is ultimately to dispose of direct equity investments (and equity received upon exercising warrants) and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Warrants.   When we invest in first lien, second lien, unitranche or mezzanine loans, we may acquire warrants to purchase equity securities. We may not be able to sell warrants we receive from borrowers, or the equity securities (including those received upon exercise of warrants) for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. The value of the warrants that we receive is dependent on the value of the equity securities for which the warrants can be exercised. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the warrant may be permitted to expire unexercised and the warrant would then have no value.
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
Like many businesses in Puerto Rico, our portfolio company Grupo HIMA San Pablo, Inc., or Grupo HIMA, has been adversely affected by Puerto Rico’s troubled economy, including high unemployment, population decline and high government debt. Grupo HIMA’s management engaged an adviser to explore financing and strategic options designed to improve its finances and operations. We are monitoring the status of Grupo HIMA’s operations and the impact of this strategic review on our investments in senior secured loans issued by Grupo HIMA. As of December 31, 2019, the fair value of our investment in senior secured loans was approximately $14.8 million.
Our investments in the health care sector face considerable uncertainties including substantial regulatory challenges.
As of December 31, 2019, our investments in portfolio companies that operate in the health care sector represented 7.5% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care, including Grupo HIMA, to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
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
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former H.I.G. Capital personnel or associated persons. For example, on January 14, 2019, we entered into an agreement with the State Teachers Retirement System of Ohio, a public pension fund established under Ohio law, to create WHF STRS Ohio Senior Loan Fund, LLC, a joint venture, which invests primarily in senior secured first and second lien term loans. As co-investors, we may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
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
Furthermore, the terms of the indenture for the 2025 Notes do not protect holders of the 2025 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2025 Notes may have important consequences for you as a holder of the 2025 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2025 Notes or negatively affecting the trading value of the 2025 Notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the 2025 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the applicable indenture for the 2025 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2025 Notes.
An active trading market for the 2025 Notes may not develop or be sustained, which could limit the market price of the 2025 Notes or your ability to sell them.
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
In addition, the Note Purchase Agreement governing the Private Notes requires us to offer to prepay all of the issued and outstanding Private Notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under the Note Purchase Agreement occurs upon (i) the direct or indirect transfer or other disposition of all of the property or assets held by us and our subsidiaries, subject to certain exceptions (ii) the consummation of a transaction which results in a “person” or “group” (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1984, as amended, or the Exchange Act) becoming the beneficial owner of more than 50% of our outstanding voting stock or (iii) the approval by our stockholders of any plan or proposal relating to the liquidation of the Company.

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
Payments made under the Private Notes and the 2025 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Private Notes and the 2025 Notes.
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
Withholding of U.S. tax at a 30% rate is currently required on payments of dividends paid to certain non-U.S. entities that fail to comply with certain information reporting, identification, certification, and related requirements imposed by FATCA. Stockholders and persons intended to hold common stock should consult their tax advisors regarding FATCA and how it may affect an investment in our stock.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock began trading on December 5, 2012 and is currently traded on the Nasdaq Global Select Market under the symbol “WHF.” As of March 12, 2020, we had 14 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.
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
Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2019 with that of the Nasdaq Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the Nasdaq Financial 100, the Standard & Poor’s 500 and the Wells Fargo Business Development Company Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$250
$230
$210
$190
$170
$150
$130
$110
$90
$70
$50
December-12
March-13
June-13
September-13
December-13
March-14
June-14
September-14
December-14
March-15
June-15
September-15
December-15
March-16
June-16
September-16
December-16
March-17
June-17
September-17
December-17
March-18
June-18
September-18
December-18
March-19
June-19
September-19
December-19
WHF
S&P 500
NASDAQ Financial 100
Wells Fargo BDC Index

Item 6.
Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2019, 2018, 2017, 2016 and 2015, and has been derived from our financial statements that were audited by Crowe LLP, an independent registered public accounting firm.
	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$67,073	$63,246	$54,804	$53,849	$47,074
Base management fees, net of fees waived	10,903	10,241	9,508	8,990	8,560
Performance-based incentive fees	7,710	12,134	6,553	6,755	4,323
All other expenses	16,451	14,929	12,531	11,093	13,436
Net investment income before excise tax	32,009	25,942	26,212	27,011	20,755
Excise tax	813	942	—	—	—
Net investment income	31,196	25,000	26,212	27,011	20,755
Net realized (gains) losses on investments and foreign currency transactions	(408)	32,734	108	(478)	(379)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	53	(433)	8,128	4,796	(23,204)
Net increase (decrease) in net assets resulting from operations	30,841	57,301	34,448	31,329	(2,828)
Per share data:
Net asset value	15.23	15.35	13.98	13.63	13.33
Net investment income	1.52	1.22	1.36	1.48	1.36
Net realized gains (losses) on investments and foreign currency transactions	(0.02)	1.59	0.01	(0.02)	(0.02)
Net change in unrealized (depreciation) appreciation and foreign currency translation	0.00	(0.02)	0.40	0.26	(1.45)
Net increase (decrease) in net assets resulting from operations	1.50	2.79	1.77	1.72	(0.18)
Per share distributions declared	1.62	1.42	1.42	1.42	1.42
Dollar amount of distributions declared	33,182	29,165	27,573	25,992	22,455
Balance Sheet data at period end:
Investments, at fair value	589,688	469,564	440,680	411,714	415,343
Cash and cash equivalents	4,294	24,148	35,219	17,036	22,769
Restricted cash and cash equivalents	23,252	9,584	3,717	11,858	—
Other assets	13,990	10,799	5,915	5,626	3,599
Total assets	631,224	514,095	485,531	446,234	441,711
Total liabilities	318,269	198,799	198,579	196,845	197,659
Total net assets	312,955	315,296	286,952	249,389	244,052
Other data:
Weighted average effective yield on income producing debt investments(1)	10.4%	11.9%	11.9%	11.8%	11.8%
Weighted average effective yield on total portfolio, including equities(1)	9.9%	11.8%	11.4%	11.1%	11.0%
Number of portfolio investments at period end	66	53	43	37	35

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
We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
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
We are a direct lender targeting debt investments in privately held, lower middle market companies located in North America. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest rate based on a risk-free index rate such as LIBOR plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.
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
As of December 31, 2019, our investment portfolio consisted primarily of senior secured loans across 66 positions in 51 companies with an aggregate fair value of approximately $589.7 million. As of December 31, 2018, our investment portfolio consisted primarily of senior secured loans across 53 positions in 39 companies with an aggregate fair value of approximately $469.6 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

Revenues
We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originated or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a risk-free index rate such as LIBOR. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.
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
Recent Developments
For the period January 1, 2020 through March 12, 2020, we contributed an additional set of assets, which included three new issuers of senior secured debt facilities to STRS JV.
Consolidated Results of Operations
Comparison of the Years Ended December 31, 2019 and December 31, 2018
Set forth below are the consolidated results of operations for the years ended December 31, 2019 and 2018. For information regarding the consolidated results of operations for the year ended December 31, 2017, see the Company’s Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on March 14, 2019.
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
Investment Income
Investment income for the years ended December 31, 2019 and 2018 totaled $67.1 million and $63.2 million, respectively, and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of  $8.4 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. Non-recurring fee income for the years ended December 31, 2019 and 2018 totaled $7.9 million and $4.5 million, respectively. Investment income excluding fee income increased due to larger investment portfolio balances, offset partially by the impact of spread compression. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources.

Operating Expenses
Expenses, excluding excise tax, were $35.1 million and $37.3 million for the years ended December 31, 2019 and 2018, respectively.
Interest expense totaled $13.5 million and $11.6 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to higher borrowing base, partially offset by interest rates resulting from a decrease in LIBOR.
Base management fees (net of fees waived, if any) and performance-based incentive fees totaled $10.9 million and $7.7 million, respectively, for the year ended December 31, 2019 and $10.2 million and $12.1 million, respectively, for the year ended December 31, 2018. Base management fees increased year over year due to the increase in total gross assets. The decrease in performance-based incentive fees during the year ended December 31, 2019 was attributable to an increase in pre-incentive net investment income as well as an additional $4.7 million accrual for the capital gains incentive fee component, which was primarily a result of the realized gain generated from the disposition from our investment in Aretec Group, Inc. during the year ended December 31, 2018. Administrative service fees totaled approximately $0.6 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.
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
Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2019, 2018 and 2017, we incurred a net excise tax expense of  $0.8 million, $0.9 million and $0.0 million, respectively, for U.S. federal excise tax.
Net Realized and Unrealized Gains and Losses on Investments
Net realized gains (losses) on investments for the years ended December 31, 2019 and 2018 were $(0.4) million and $32.7 million, respectively. Our net realized gain during the year ended December 31, 2018 was attributable to the realization of our equity investment in Aretec Group, Inc., which generated a realized gain of approximately $33.0 million.
We generated net unrealized appreciation of  $0.1 million and net unrealized depreciation of $0.4 million, respectively, for the years ended December 31, 2019 and 2018, due to credit related adjustments, which caused changes in fair value, as well as the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years. The unrealized appreciation on investments during the year ended December 31, 2019 was primarily attributable to fair value increases in our investments in StackPath, LLC and Sigue Corporation and the reversal of prior unrealized depreciation upon the full disposal on our investment in Outcome Health. This was partially offset by a fair value decrease in our investment in AG Kings Holdings Inc. The unrealized depreciation on investments during the year ended December 31, 2018 was primarily attributable to fair value decreases in our investments in StackPath, LLC and AG Kings Holdings Inc. This was partially offset by fair value increases in our investments in Caelus Energy Alaska O3, LLC and the reversal of prior unrealized depreciation upon the full disposal on our investment in Aretec Group, Inc.

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
Comparison of the Years Ended December 31, 2019 and December 31, 2018
Set forth below are our liquidity and capital resources for the years ended December 31, 2019 and 2018. For information regarding our liquidity and capital resources for the year ended December 31, 2017, see the Company’s Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 14, 2019.
Our operating activities used cash and cash equivalents of approximately $95.0 million during the year ended December 31, 2019, primarily for acquisition of investments partially offset by proceeds from principal payments and sale of portfolio investments. Our financing activities generated cash and cash equivalents of approximately $88.8 million during the year ended December 31, 2019, primarily from borrowings under the credit facility partially offset by distributions to stockholders.
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
As of December 31, 2019, we had cash and cash equivalent resources, including restricted cash, of $27.5 million. As of the same date, we had $11.1 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.
As of December 31, 2018, we had cash and cash equivalent resources, including restricted cash, of $33.7 million. As of the same date, we had $85.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.
STRS JV
In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2019, STRS JV had total assets of

$99.5 million. STRS JV’s portfolio consisted of debt investments in ten portfolio companies as of December 31, 2019. As of December 31, 2019, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $57.8 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.
We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. As of December 31, 2019, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $6.6 million and $26.3 million as of December 31, 2019, respectively. As of the same date, we had commitments to fund equity interests and subordinated notes in STRS JV of  $15 million and $60 million, of which $8.4 million and $33.7 million were unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.
All material decisions with respect to STRS JV, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers; provided that the individual that was elected, designated or appointed by the member with only one individual present is entitled to cast two votes on each matter; or (iii) the presence of four members of the board of managers; provided that two individuals are present that were elected, designated or appointed by each member.
Below is a summary of STRS JV’s portfolio as of December 31, 2019:
Total investments(1)	$97,260
Weighted average effective yield on total portfolio(2)	8.5%
Number of portfolio companies in STRS JV	10
Largest portfolio company investment(1)	$13,657
Total of five largest portfolio company investments (1)	$57,819

(1)
At fair value.

(2)
Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following:
	December 31, 2019
	Amortized Cost	Fair Value
First lien secured loans	$96,910	$97,260
Total	$96,910	$97,260

The following table shows the portfolio composition by industry grouping at fair value:
	December 31, 2019
Advertising	$8,672	8.9%
Construction & Engineering	10,132	10.4
Diversified Support Services	10,497	10.8
Health Care Services	13,482	13.9
Industrial Machinery	9,990	10.3
Insurance Brokers	10,051	10.3
Internet & Direct Marketing Retail	13,657	14.1
Packaged Foods & Meats	7,688	7.9
Personal Products	4,781	4.9
Systems Software	8,310	8.5
Total	$97,260	100.00%
See Note 3 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2019 and selected statement of operations information for the period July 19, 2019 (commencement of operations) through December 31, 2019.
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
Credit Facility
On December 23, 2015, WhiteHorse Credit entered into a $200 million revolving credit and security agreement with the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse California. On November 19, 2018, we entered into an amendment which, among other things, allowed for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility.
On November 22, 2019, the terms of the Credit Facility were again amended and restated to, among other things, (i) extend the maturity date from December 29, 2021 to November 22, 2024; (ii) increase the size of the facility from $200 million to $250 million with an additional $100 million accordion feature, which allows for the expansion of the borrowing limit, exercisable in increments of at least $35 million, or the Commitment; (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.
As of December 31, 2019, there was $238.9 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $11.1 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of  $394.9 million as of December 31, 2019.

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
The Credit Facility provides for borrowings in an aggregate principal amount up to $250 million with an accordion feature which allows for the expansion of the borrowing limit up to $350 million, subject to consent from the Lender and other customary conditions. The required minimum outstanding borrowings under the Credit Facility are $175 million, unless the accordion feature is exercised, at which time the required minimum outstanding borrowings will be $245 million.
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
Advances under the Credit Facility are based on the one-month LIBOR plus an annual spread of 2.50%. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 70.0% of the total commitments), on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2024.
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
Private Notes
On July 13, 2018, we entered into the Note Purchase Agreement, to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem all of the 2020 Notes, as discussed above.
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
Distributions
During the year ended December 31, 2019, we declared distributions of  $1.62 per share for total distributions of  $33.2 million. During the year ended December 31, 2018, we declared distributions of  $1.42 per share for total distributions of  $29.2 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.
To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2019 and 2018, distributions to stockholders did not include a return of capital, but did include approximately $26.0 million and $11.6 million, respectively, relating to long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.
Portfolio Investments and Yield
Set forth below are our portfolio investments and yield for the years ended December 31, 2019 and 2018. For information regarding our portfolio investments and yields for the year ended December 31, 2017, see the Company’s Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 14, 2019.

As of December 31, 2019, our investment portfolio consisted primarily of senior secured loans across 66 positions in 51 companies with an aggregate fair value of  $589.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing 0% based on fair value. As of December 31, 2019, our portfolio had an average investment size of  $8.7 million (average debt investment size of  $10.2 million), with investment sizes ranging from zero to $26.3 million and a weighted average effective yield of 9.9% (and a weighted average effective yield on income-producing debt investments of 10.4%).
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
For the year ended December 31, 2019, we invested $363.2 million in new and existing portfolio companies, offset by repayments and sales of  $249.4 million. Repayments included $37.0 million of scheduled repayments and $147.7 million of unscheduled repayments.
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:
	December 31, 2019		December 31, 2018
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(Dollars in Millions)		(Dollars in Millions)
1	$13.4	2.3%	$29.5	6.3%
2	491.4	83.3	376.3	80.1
3	77.2	13.1	63.7	13.6
4	—	—	0.1	0.0
5	7.7	1.3	—	—
Total Portfolio	$589.7	100.0%	$469.6	100.0%
Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2019, we had commitments to fund approximately $9.1 million of revolving lines of credit or delayed draw facilities to our portfolio companies. During the year ended December 31, 2019, we funded approximately $0.1 million, on a net basis, of commitments that were outstanding as of December 31, 2018. STRS JV had outstanding commitments to fund investments totaling $8.6 million under undrawn revolvers as of December  31, 2019. As of December 31, 2018, we had commitments to fund approximately $1.6 million of revolving lines of credit or delayed draw facilities. During the year ended December 31, 2018, we funded approximately $3.5 million, on a net basis, of commitments that were outstanding as of December 31, 2017. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.
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
Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2019 is as follows:
	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(Dollars in millions)
Credit Facility	$238.9	$—	$—	$238.9	$—
Private Notes	30.0	—	—	30.0	—
2025 Notes	35.0	—	—	—	35.0
Total contractual obligations	$303.9	$—	$—	$268.9	$35.0
As of December 31, 2019, we had $11.1 million of unused borrowing capacity under the Credit Facility.
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
Assuming that the consolidated statement of financial condition as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):
Basis point Increase (Decrease)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease)
(100)	$(4,588)	(2,389)	(2,199)
100	6,225	2,389	3,836
200	12,127	4,778	7,347
300	18,028	7,167	10,861
400	23,930	9,557	14,373
500	29,832	11,946	17,886

As of December 31, 2019, 95.3% of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. For a discussion of the risks associated with the discontinuation of LIBOR, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”
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
Miami, Florida
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and the consolidated financial highlights for each of the five years in the period then ended (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.
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
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Crowe LLP
Crowe LLP
As a result of affiliated fund relationships, we have served as auditor since 2006.
New York, New York
March 16, 2020

WhiteHorse Finance, Inc.
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share data)
	December 31, 2019	December 31, 2018
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$546,744	$459,399
Non-controlled affiliate company investments	9,651	10,165
Controlled affiliate company investments	33,293	—
Total investments, at fair value (amortized cost $597,725 and $477,839, respectively)	589,688	469,564
Cash and cash equivalents	4,294	24,148
Restricted cash and cash equivalents	23,252	9,584
Interest receivable	6,010	4,616
Amounts receivable on unsettled investment transactions	360	5,608
Prepaid expenses and other receivables	7,620	575
Total assets	$631,224	$514,095
Liabilities
Debt	$298,924	$175,953
Distributions payable	7,294	7,294
Management fees payable	8,290	11,193
Amounts payable on unsettled investment transactions	—	445
Interest payable	1,674	1,562
Accounts payable and accrued expenses	1,944	2,322
Advances received from unfunded credit facilities	143	30
Total liabilities	318,269	198,799
Commitments and contingencies (See Note 7)
Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	21
Paid-in capital in excess of par	300,744	301,557
Accumulated undistributed (overdistributed) earnings	12,190	13,718
Total net assets	312,955	315,296
Total liabilities and total net assets	$631,224	$514,095
Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$15.23	$15.35
See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)
	Years ended December 31,
	2019	2018	2017
Investment income
From non-controlled/non-affiliate company investments
Interest income	$56,566	$56,208	$49,233
Fee income	8,398	4,906	2,858
From non-controlled affiliate company investments
Dividend income	1,173	2,132	2,713
From controlled affiliate company investments
Interest income	936	—	—
Total investment income	67,073	63,246	54,804
Expenses
Interest expense	13,468	11,599	9,811
Base management fees	11,300	10,511	9,508
Performance-based incentive fees	7,710	12,134	6,553
Administrative service fees	646	684	696
General and administrative expenses	2,337	2,646	2,024
Total expenses, before fees waived	35,461	37,574	28,592
Base management fees waived	(397)	(270)	—
Total expenses, net of fees waived	35,064	37,304	28,592
Net investment income before excise tax	32,009	25,942	26,212
Excise tax	813	942	—
Net investment income after excise tax	31,196	25,000	26,212
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(409)	(216)	108
Non-controlled affiliate company investments	—	32,950	—
Foreign currency transactions	1	—	—
Net realized gains (losses)	(408)	32,734	108
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	388	(5,136)	(1,620)
Non-controlled affiliate company investments	(514)	4,703	9,748
Controlled affiliate company investments	363	—	—
Translation of assets and liabilities in foreign currencies	(184)	—	—
Net change in unrealized appreciation (depreciation)	53	(433)	8,128
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(355)	32,301	8,236
Net increase in net assets resulting from operations	$30,841	$57,301	$34,448
Per Common Share Data
Basic and diluted earnings per common share	$1.50	$2.79	$1.77
Dividends and distributions declared per common share	$1.62	$1.42	$1.42
Basic and diluted weighted average common shares outstanding	20,546,032	20,538,971	19,433,003
See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Statements of Changes in Net Assets
(in thousands, except share and per share data)
	Common Stock		Paid-in Capital in Excess of Par	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
	Shares	Par amount
Balance at December 31, 2016	18,303,890	$18	$272,242	$(22,871)	$249,389
Stock issued in connection with public offering	2,200,000	2	30,285	—	30,287
Stock issued in connection with distribution reinvestment plan	28,058	—	401	—	401
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	26,212	26,212
Net realized gains (losses) on investments	—	—	—	108	108
Net change in unrealized appreciation (depreciation) on investments	—	—	—	8,128	8,128
Distributions declared	—	—	—	(27,573)	(27,573)
Tax reclassification of stockholders’ equity	—	—	(636)	636	—
Balance at December 31, 2017	20,531,948	20	302,292	(15,360)	286,952
Stock issued in connection with distribution reinvestment plan	14,084	1	207	—	208
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	25,000	25,000
Net realized gains (losses) on investments	—	—	—	32,734	32,734
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(433)	(433)
Distributions declared	—	—	—	(29,165)	(29,165)
Tax reclassification of stockholders’ equity	—	—	(942)	942	—
Balance at December 31, 2018	20,546,032	$21	301,557	13,718	315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	31,196	31,196
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(408)	(408)
Net change in unrealized appreciation (depreciation) on investments and translation of assets and liabilities in foreign currencies	—	—	—	53	53
Distributions declared	—	—	—	(33,182)	(33,182)
Tax reclassification of stockholders’ equity	—	—	(813)	813	—
Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Statements of Cash Flows
(in thousands)
	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$30,841	$57,301	$34,448
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(2,141)	(584)	(662)
Net realized gains (losses) on investments and foreign currency transactions	408	(32,734)	(108)
Net unrealized (appreciation) depreciation on investments and foreign currency translation	(53)	433	(8,128)
Accretion of discount	(4,431)	(4,740)	(3,073)
Amortization of deferred financing costs	998	1,155	817
Acquisition of investments	(360,070)	(277,035)	(137,641)
Acquisition of interests in STRS JV	(3,090)	—	—
Proceeds from principal payments and sales of portfolio investments	191,870	285,776	120,646
Proceeds from sales of portfolio investments to STRS JV	57,568	—	—
Net changes in operating assets and liabilities:
Interest receivable	(402)	(661)	(1,056)
Prepaid expenses and other receivables	(7,045)	(390)	669
Amounts receivable on unsettled investment transactions	4,255	(3,833)	98
Amounts payable on unsettled investment transactions	(445)	445	(995)
Management fees payable	(2,903)	3,345	2,372
Accounts payable and accrued expenses	(563)	1,621	(357)
Interest payable	112	1,035	47
Advances received from unfunded credit facilities	113	(62)	92
Net cash provided by (used in) operating activities	(94,978)	31,072	7,169
Cash flows from financing activities
Proceeds from sales of common stock, net of underwriting costs	—	—	30,287
Proceeds from notes issued	—	65,000	—
Borrowings	176,017	100,400	102,567
Repayments of debt	(52,100)	(170,400)	(102,567)
Deferred financing costs	(1,943)	(2,324)	(1,033)
Distributions paid to common stockholders, net of distributions reinvested	(33,182)	(28,952)	(26,381)
Net cash provided by (used in) financing activities	88,792	(36,276)	2,873
Net change in cash, cash equivalents and restricted cash	(6,186)	(5,204)	10,042
Cash, cash equivalents and restricted cash at beginning of year	33,732	38,936	28,894
Cash, cash equivalents and restricted cash at end of year	$27,546	$33,732	$38,936
Supplemental disclosure of cash flow information:
Interest paid	$12,358	$9,409	$8,947
Taxes, including excise tax, paid during the year	942	—	—
Supplemental noncash disclosures:
Distributions declared	$33,182	$29,165	$27,573
Distributions reinvested	—	208	401
Non-cash exchanges of investments	29,840	—	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:
	December 31,
	2019	2018	2017
Cash and cash equivalents	$4,294	$24,148	$35,219
Restricted cash	23,252	9,584	3,717
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$27,546	$33,732	$38,936

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments
December 31, 2019
(in thousands)
Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00% (0.50% Floor)	8.80%	03/26/18	03/26/24	9,337	$9,337	$9,337	2.98%
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75% (1.00% Floor)	7.38%	12/19/19	12/06/25	10,385	10,073	10,073	3.22
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.80%	02/08/19	02/08/24	5,651	5,581	5,600	1.79
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.80%	06/14/19	12/29/22	5,263	5,174	5,136	1.64
First Lien Secured Revolving Loan(7)	L+ 6.50% (1.00% Floor)	9.77%	06/14/19	12/29/22	265	262	259	0.08
					5,528	5,436	5,395	1.72
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99% (1.00% Floor)	10.05%	02/26/18	02/26/23	16,722	16,485	16,722	5.34
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25% (1.00% Floor)	8.00%	11/15/19	11/18/24	8,500	8,164	8,168	2.61
					25,222	24,649	24,890	7.95
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00% (1.50% Floor)	7.87%	08/14/18	02/25/22	5,405	5,299	5,405	1.73
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.71% (1.00% Floor)	9.64%	12/29/17	12/29/22	7,133	7,050	6,991	2.23
					12,538	12,349	12,396	3.96
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	P+ 6.27% (2.25% Floor)	11.02%	06/08/18	06/08/23	15,000	14,845	14,250	4.45
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50% (0.00% Floor)	8.44%	03/15/19	04/29/24	4,875	4,749	4,857	1.55
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.94%	06/07/19	06/07/24	24,907	24,685	24,284	7.76
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C+ 6.25% (1.00% Floor)	8.26%	12/19/19	12/19/24	21,718	16,231	16,415	5.25
First Lien Secured Revolving Loan(7)(13)	C+ 6.25% (1.00% Floor)	8.26%	12/19/19	12/19/24	—	—	—	—
					46,625	40,916	40,699	13.01

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	9.04% (0.75% PIK)	10/24/18	10/24/24	14,883	$14,591	$13,544	4.33%
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00% (1.50% Floor)	9.80%	01/28/19	01/25/24	5,727	5,610	5,596	1.79
First Lien Secured Delayed Draw Loan(7)	L+ 8.00% (1.50% Floor)	9.80%	01/28/19	01/25/24	—	—	(2)	—
					5,727	5,610	5,594	1.79
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.99% (1.00% PIK)	11/13/19	05/13/23	8,902	8,731	8,731	2.79
First Lien Secured Revolving Loan(7)	L+ 6.00% (1.00% Floor)	7.99% (1.00% PIK)	11/13/19	05/13/20	—	—	2	—
					8,902	8,731	8,733	2.79
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00% (1.00% Floor)	11.80% (4.00% PIK)	01/11/18	01/11/23	7,261	7,097	6,898	2.20
First Lien Secured Revolving Loan(4)	L+ 10.00% (1.00% Floor)	11.94% (4.00% PIK)	07/22/19	12/12/22	525	525	525	0.17
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00% (1.50% Floor)	8.84%	10/16/18	10/16/23	9,889	9,739	9,889	3.16
					17,675	17,361	17,312	5.53
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	9.42%	11/26/19	11/26/24	11,750	11,520	11,519	3.68
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.79%	12/26/19	12/26/24	6,458	6,330	6,329	2.02
First Lien Secured Revolving Loan(7)	L+ 6.00% (1.00% Floor)	7.79%	12/26/19	12/26/24	—	—	—	—
					6,458	6,330	6,329	2.02
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)	P+ 11.00% (2.25% Floor)	15.75% (2.00% PIK)	08/10/16	08/10/21	13,250	12,837	7,668	2.45
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00% (1.50% Floor)	10.94%	05/15/19	04/30/19	3,855	3,855	3,276	1.05
First Lien Secured Term Loan B	L+ 9.00% (1.50% Floor)	10.94%	02/01/13	04/30/19	13,511	13,511	11,484	3.67
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
					18,394	18,390	14,760	4.72

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50% (1.50% Floor)	10.44%	06/14/19	06/14/24	7,615	$7,486	$7,615	2.43%
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.56%	10/16/19	09/25/23	107	106	106	0.03
First Lien Secured Delayed Draw Loan(7)	L+ 6.50% (1.00% Floor)	8.44%	10/16/19	09/25/23	5,289	5,251	5,251	1.68
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.75% (1.00% Floor)	9.69% (2.00% PIK)	06/28/18	06/28/23	12,784	12,595	12,720	4.06
					25,795	25,438	25,692	8.20
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.75% (1.00% Floor)	11.70%	10/26/18	07/13/22	5,250	5,178	5,040	1.61
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.31% (1.50% Floor)	8.23%	01/31/19	01/31/24	12,354	12,152	12,354	3.95
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.80%	10/02/19	10/02/24	12,919	12,673	12,673	4.05
Internet & Direct Marketing Retail
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25% (1.50% Floor)	9.94%	07/03/19	07/03/24	18,763	18,385	18,424	5.89
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 8.25% (1.00% Floor)	10.16%	11/29/18	11/30/23	5,231	5,156	4,968	1.59
First Lien Secured Term Loan B	L+ 14.50% (1.00% Floor)	16.41% (1.50% PIK)	11/29/18	11/30/23	1,805	1,779	1,777	0.57
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.30%	02/28/19	02/28/24	16,190	16,055	16,190	5.17
					23,226	22,990	22,935	7.33
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.80% (1.00% PIK)	01/10/17	01/10/23	4,236	4,187	4,236	1.35
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 6.86% (1.00% Floor)	8.74%	09/06/19	09/06/24	9,405	9,264	9,305	2.97
First Lien Secured Delayed Draw Loan	L+ 6.00% (1.00% Floor)	7.90%	09/06/19	09/06/24	4,662	4,616	4,612	1.47
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	9.44% (0.50% PIK)	04/16/18	04/16/23	10,532	10,387	10,038	3.21
First Lien Secured Revolving Loan(7)	P+ 6.00% (2.76% Floor)	10.75%	04/16/18	04/16/23	158	156	131	0.04
					24,757	24,423	24,086	7.69

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75% (1.50% Floor)	8.55%	04/12/19	04/12/24	12,224	$12,015	$12,029	3.84%
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term Loan(4)	L+ 12.00% (1.00% Floor)	13.94%	12/27/13	05/01/20	24,904	24,905	24,655	7.88
Packaged Foods & Meats
Lenny & Larry’s, LLC
First Lien Secured Term Loan	L+ 7.97% (1.00% Floor)	9.71% (1.18% PIK)	05/15/18	05/15/23	12,293	12,128	11,924	3.81
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	11.23%	01/09/18	01/09/23	13,603	13,397	13,263	4.24
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.44%	11/25/19	11/25/24	15,750	15,441	15,441	4.93
					29,353	28,838	28,704	9.17
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00% (0.00% Floor)	7.80%	11/30/18	11/19/25	10,237	9,977	9,717	3.10
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 8.12% (1.00% Floor)	9.91%	10/17/19	10/17/24	4,461	4,375	4,375	1.40
First Lien Secured Revolving Loan(7)	L+ 8.12% (1.00% Floor)	9.91%	10/17/19	10/17/24	—	—	(20)	(0.01)
					4,461	4,375	4,355	1.39
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.44%	10/28/19	10/29/26	11,750	11,461	11,463	3.66
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	12.19%	09/20/18	03/20/24	17,500	17,232	17,500	5.59
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	12.44%	09/09/16	03/09/22	20,000	19,841	20,000	6.39
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(14)(15)	L+ 6.50%	8.16%	07/19/19	NA	26,344	26,344	26,344	8.42
					63,844	63,417	63,844	20.40
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.91%	11/06/19	08/16/24	20,000	18,014	19,025	6.08
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 6.50% (1.50% Floor)	8.41%	08/22/19	08/22/24	19,067	18,713	18,696	5.97
See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	10.18%	05/04/18	05/04/23	23,566	$23,112	$23,566	7.53%
Total Debt Investments					591,199	575,686	566,374	180.94
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	N/A	187	560	467	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	276	0.09
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	149	—	48	0.02
Health Care Services
Lab Logistics Preferred Units	N/A	N/A	10/29/19	N/A	2	857	857	0.27
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	—	461	0.15
					10	857	1,318	0.42
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	—	—	—
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,721	1.19
					165	2,890	3,721	1.19
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	08/13/14	08/31/22	10,000	10,029	9,651	3.08
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	6,586	6,586	6,949	2.22
Trading Companies & Distributors
Vessco Holdings, LLC(4)	N/A	N/A	08/22/19	N/A	489	800	800	0.26
Trucking
Europcar Mobility Group(5)	N/A	N/A	10/31/19	12/31/22	—	—	84	0.03
Total Equity Investments					17,903	22,039	23,314	7.46
Total Investments					609,102	$597,725	$589,688	188.40%

(1)
Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 1.8%, 1.9% and 1.9%, respectively, as of December 31, 2019. The Prime was 4.75% as of December 31, 2019. The CDOR was 2.1% at December 31, 2019.

(3)
The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case maybe.

(4)
The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

(5)
Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 84%, of total assets as of the date of the consolidated schedule of investments.

(6)
Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)
The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2019. See Note 7.

(8)
The investment is on non-accrual status.

(9)
The fair value of the investment was determined using observable inputs. See Note 4. There are no legal restrictions on sales of the investment.

(10)
Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 188% of the Company’s net assets or 93% of the Company’s total assets, are subject to legal restrictions on sales.

(11)
Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 4.

(12)
The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)
Principal amount is denominated in Canadian dollars.

(14)
Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 3 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV’’), a joint venture, which invests primarily in senior secured first and second lien term loans.

(15)
Security is perpetual with no defined maturity date.

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan	L+ 9.95% (1.00% Floor)	12.75%	08/10/16	08/10/21	13,031	$12,737	$11,076	3.51%
Crews of California, Inc.
First Lien Secured Term Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	11/20/14	11/20/19	10,354	10,320	10,251	3.25
First Lien Secured Revolving Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	06/05/15	11/20/19	5,171	5,148	5,120	1.62
First Lien Secured Delayed Draw Loan	L+ 11.00% (1.00% Floor)	13.44% (1.00% PIK)	03/27/15	11/20/19	2,974	2,961	2,944	0.93
					31,530	31,166	29,391	9.31
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan	L+ 9.00% (1.50% Floor)	11.52%	04/01/18	05/31/19	14,065	14,065	11,955	3.79
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	103	0.03
					15,093	15,089	12,058	3.82
Health Care Services
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	10.30%	06/28/18	06/28/23	14,875	14,591	14,577	4.62
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.31%	10/26/18	07/13/22	5,530	5,424	5,392	1.71
Internet Retail
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 8.42% (1.00% Floor)	10.95%	03/09/18	03/09/23	17,100	16,930	17,100	5.42
Internet Software & Services
London Trust Media Incorporated
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.53%	02/01/18	02/01/23	10,925	10,791	10,816	3.43
StackPath, LLC & Highwinds Capital, Inc.
Second Lien Secured Term Loan	L+ 9.50% (1.00% Floor)	12.33%	02/03/17	02/02/24	18,000	17,673	14,760	4.68
					28,925	28,464	25,576	8.11
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien First Out Secured Term Loan	L+ 8.02% (1.00% Floor)	10.54%	05/05/17	05/05/22	12,488	12,300	12,726	4.04
First Lien Last Out Secured Term Loan	L+ 12.00% (1.00% Floor)	14.52%	05/05/17	05/05/22	4,625	4,555	4,713	1.49
					17,113	16,855	17,439	5.53
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	10.52% (1.00% PIK)	01/10/17	01/10/23	4,214	4,148	4,088	1.30
See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Planet Fit Indy 10 LLC
First Lien Incremental Term Loan	L+ 7.25% (1.00% Floor)	10.04%	11/30/17	03/07/22	9,892	$9,735	$9,841	3.12%
First Lien Initial Delayed Draw Loan	L+ 7.25% (1.00% Floor)	9.82%	11/30/17	03/07/22	6,183	6,163	6,153	1.95
First Lien Initial Term Loan	L+ 7.25% (1.00% Floor)	10.02%	11/30/17	03/07/22	130	129	130	0.04
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	9.80%	04/16/18	04/16/23	10,858	10,663	10,433	3.31
First Lien Secured Revolving Loan(7)	L+ 7.00% (1.00% Floor)	9.09%	04/16/18	04/16/23	128	126	110	0.03
Honors Holdings, LLC (Orange Theory)
First Lien Secured Term Loan	L+ 8.94% (0.00% Floor)	11.37%	07/17/18	07/17/23	7,500	7,398	7,355	2.33
					34,691	34,214	34,022	10.78
Oil & Gas Exploration & Production
Caelus Energy Alaska O3, LLC
Second Lien Secured Term Loan	L+ 7.50%	10.30%	04/04/14	04/15/20	17,342	16,876	17,342	5.50
Other Diversified Financial Services
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 7.25% (1.00% Floor)	9.96%	11/29/18	11/30/23	7,588	7,451	7,448	2.36
First Lien Secured Term Loan B	L+ 14.50% (1.00% Floor)	17.21% (1.50% PIK)	11/29/18	11/30/23	1,870	1,837	1,836	0.58
Sigue Corporation(4)
Second Lien Secured Term Loan	L+ 12.00% (1.00% Floor)	14.80%	12/27/13	09/30/19	24,904	24,904	24,344	7.72
					34,362	34,192	33,628	10.66
Packaged Foods & Meats
Lenny & Larry’s, LLC
First Lien Secured Term Loan	L+ 6.84% (1.00% Floor)	9.29%	05/15/18	05/15/23	13,449	13,214	12,777	4.05
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.16%	01/09/18	01/09/23	14,303	14,016	13,903	4.41
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	8.47%	11/30/18	11/19/25	10,340	10,033	10,020	3.18
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	12.85%	09/20/18	03/20/24	17,500	17,168	17,150	5.44
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	13.10%	09/09/16	03/09/22	20,000	19,768	20,000	6.34
					37,500	36,936	37,150	11.78
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	11.28%	05/04/18	05/04/23	14,182	13,874	13,898	4.41
See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2018
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Trucking
Sunteck / TTS Holdings, LLC
Second Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	11.79%	12/15/16	06/15/22	3,500	$3,462	$3,468	1.10%
Total Debt Investments					473,672	466,231	456,583	144.78
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	12/08/25	187	560	706	0.22%
Diversified Support Services
Quest Events, LLC
Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	317	0.10
Food Retail
Crews of California, Inc.
Warrants(4)	N/A	N/A	11/20/14	12/31/24	—	—	6	—
Nicholas & Associates, LLC
Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
Pinnacle Management Group, LLC
Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
RC3 Enterprises, LLC
Warrants(4)	N/A	N/A	11/20/14	12/31/24	2	—	131	0.04
					6	—	399	0.12
Health Care Services
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	N/A	8	—	393	0.12
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	—	535	0.17
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	N/A	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	N/A	7	702	901	0.29
					150	702	1,436	0.46
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	08/13/14	06/13/20	10,000	10,029	9,630	3.05
Trucking
Fox Rent A Car, Inc. Warrants(4)	N/A	N/A	10/26/16	N/A	—	—	100	0.03
Total Equity Investments					10,668	11,608	12,981	4.10
Total Investments					$484,340	$477,839	$469,564	148.88%

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

See notes to consolidated financial statements

WhiteHorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2018
(in thousands)

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
December 31, 2019
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
The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.
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
Principles of Consolidation:   Under the investment company rules and regulations pursuant to ASC Topic 946, WhiteHorse Finance is precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, WhiteHorse Finance generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. The Company does not consolidate its investment in STRS JV. See further description in Note 3.
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

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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
Foreign currency translation: The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:
(1)
cash and cash equivalents, restricted cash and cash equivalents, fair value of investments, interest receivable, and other assets and liabilities — at the spot exchange rate on the last business day of the period; and

(2)
purchases and sales of investments, income and expenses — at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of assets other than investments and liabilities are included with the net change in unrealized appreciation (depreciation) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.
Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities
Revenue Recognition:   The Company’s revenue recognition policies are as follows:
Sales:   Realized gains or losses on the sales of investments are calculated by using the specific identification method.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold, are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2019 and December 31, 2018.
Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2019 or December 31, 2018. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2015 remain subject to examination by the Internal Revenue Service.
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
Reclassifications:   Certain amounts in the consolidated financial statements for the year ended December 31, 2018 have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Recent Accounting Pronouncements:   In August 2018, the Securities and Exchange Commission (“SEC”) adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification (the “SEC Release”) amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance. The effective date for the SEC Release is effective for all filings on or after November 5, 2018. The Company first adopted the final rule under the SEC Release as of December 31, 2018. The SEC Release requires presentation changes to the Company’s consolidated statements of assets and liabilities and consolidated statements of changes in net assets. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements is limited to the modification and removal of certain disclosures.
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
NOTE 3 — INVESTMENTS
Investments consisted of the following:
	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$486,340	$477,875	$365,356	$359,416
Second lien secured loans	63,002	62,155	100,875	97,167
Subordinated Note to STRS JV	26,344	26,344	—	—
Equity (excluding STRS JV)	15,453	16,365	11,608	12,981
Equity in STRS JV	6,586	6,949	—	—
Total	$597,725	$589,688	$477,839	$469,564

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS — (continued)

The following table shows the portfolio composition by industry(1) grouping at fair value:
	December 31, 2019		December 31, 2018
Advertising	$9,804	1.76%	$17,885	3.81%
Agricultural & Farm Machinery	10,073	1.81	—	—
Air Freight & Logistics	5,600	1.01	—	—
Application Software	5,395	0.97	—	—
Auto Parts & Equipment	—	—	16,840	3.59
Automotive Retail	24,890	4.47	—	—
Broadcasting	12,396	2.23	35,092	7.47
Cable & Satellite	14,250	2.56	14,700	3.13
Communications Equipment	4,857	0.87	—	—
Data Processing & Outsourced Services	40,699	7.32	24,707	5.26
Department Stores	13,544	2.43	14,707	3.13
Distributors	5,594	1.01
Diversified Chemicals	8,733	1.57	—	—
Diversified Support Services	17,636	3.17	31,846	6.78
Education Services	11,519	2.07	—	—
Environmental & Facilities Services	6,329	1.14	—	—
Food Retail	7,668	1.38	29,790	6.34
Health Care Facilities	14,760	2.65	12,058	2.57
Health Care Services	27,010	4.85	14,970	3.19
Home Furnishings	5,040	0.91	5,392	1.15
Human Resource & Employment Services	12,354	2.22	—	—
Interactive Media & Services	12,673	2.28	—	—
Internet & Direct Marketing Retail	18,424	3.31	17,100	3.64
Internet Software & Services	—	—	25,576	5.45
Investment Banking & Brokerage	22,935	4.12	17,439	3.71
IT Consulting & Other Services	4,236	0.76	4,088	0.87
Leisure Facilities	24,086	4.33	34,022	7.25
Office Services & Supplies	12,029	2.16	—	—
Oil & Gas Exploration & Production	—	—	17,342	3.69
Other Diversified Financial Services	28,376	5.10	35,064	7.47
Packaged Foods & Meats	11,924	2.14	12,777	2.72
Research & Consulting Services	28,704	5.16	13,903	2.96
Restaurants	9,717	1.75	10,020	2.13
Specialized Consumer Services	4,355	0.78	—	—
Specialized Finance	47,151	8.47	46,780	9.97
Specialty Chemicals	11,463	2.06	—	—
Systems Software	19,025	3.42	—	—
Technology Hardware, Storage & Peripherals	23,566	4.24	13,898	2.96
Trading Companies & Distributors	19,496	3.50	—	—
Trucking	84	0.02	3,568	0.76
Total	$556,395	100.00%	$469,564	100.00%

(1)
Excludes investments in STRS JV.

As of December 31, 2019, the portfolio companies underlying the Company’s investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd. (which are located in Canada). As of December 31, 2018, the portfolio companies underlying the

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS — (continued)

Company’s investments are all located in the United States and its territories except for Arcole Acquisition Corp (which is located in Canada). As of December 31, 2019, and 2018, the weighted average remaining term of the Company’s debt investments was approximately 3.4 years and 3.6 years, respectively.
As of December 31, 2019, the total fair value of non-accrual loans was $7,668. As of December 31, 2018, the total fair value of non-accrual loans was $103.
An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement).The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2019:
Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2019
Non-controlled affiliates
NMFC Senior Loan Program I LLC Units	Equity	$1,173	$9,630	$—	$—	$—	$21	$9,651
RCS Creditor Trust Class B Units	Equity	—	535	—	—	—	(535)	—
Total Non-controlled affiliates		$1,173	$10,165	$—	$—	$—	$(514)	$9,651

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2019
Controlled affiliates WHF STRS Ohio Senior Loan Fund LLC*.	Subordinated Note	$936	$—	$26,344	$—	$—	$—	$26,344
WHF STRS Ohio Senior Loan Fund LLC*.	Equity	—	—	6,586	—	—	363	6,949
Total Controlled affiliates		$936	$—	$32,930	$—	$—	$363	$33,293

*
The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of LLC equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS — (continued)

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
WHF STRS Ohio Senior Loan Fund LLC
On January 14, 2019, the Company entered into a limited liability company operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware limited liability company. STRS Ohio and the Company have committed to provide up to $125.0 million of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. STRS JV will invest primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years.
In July 2019, STRS JV formally launched operations. As of December 31, 2019, STRS JV had total assets of  $99,538. STRS JV’s portfolio consisted of debt investments in 10 portfolio companies as of December 31, 2019. As of December 31, 2019, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $14,731. The five largest investments in portfolio companies by fair value in STRS JV totaled $57,819. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.
The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of December 31, 2019, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of  $6,586 and advances of the subordinated notes of  $26,344 as of December 31, 2019. As of December 31, 2019, the Company had commitments to fund equity interests and subordinated notes in STRS JV of  $15,000 and $60,000, of which $8,414 and $33,656 were unfunded, respectively.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS — (continued)

The Company and STRS Ohio each appoint two members to STRS JV’s four-person board of managers. All material decisions with respect to STRS JV, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of managers; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; or (iii) the presence of four members of the board of managers; provided that two individuals are present that were elected, designated or appointed by each member.
On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). As of December 31, 2019, the STRS JV Credit Facility had $125,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of December 31, 2019, STRS JV had $46.6 million of outstanding borrowings under the STRS JV Credit Facility. At December 31, 2019, the effective interest rate on the STRS JV Credit Facility was 4.42% per annum.
Below is a listing of STRS JV’s individual investments as of December 31, 2019:
Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	10.19%	10/21/19	10/11/24	8,841	$8,672	$8,672
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	10.19%	10/21/19	10/11/24	—	—	—
	(1.00% Floor)				8,841	8,672	8,672
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	8.14%	12/13/19	09/01/22	9,932	9,927	9,932
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	8.14%	12/13/19	09/01/22	85	84	85
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	8.14%	12/13/19	12/14/20	—	—	47
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	8.41%	12/13/19	09/01/22	61	61	68
	(1.00% Floor)				10,078	10,072	10,132
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.94%	07/19/19	12/28/24	10,833	10,634	10,508
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.94%	07/19/19	12/28/24	—	—	(11)
	(1.00% Floor)				10,833	10,634	10,497

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS — (continued)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 6.00%	7.80%	07/19/19	05/31/24	13,632	13,392	13,482
	(1.00% Floor)				13,632	13,392	13,482
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.94%	07/19/19	06/28/26	7,343	7,206	7,183
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.94%	07/19/19	06/28/26	2,870	2,816	2,807
	(1.00% Floor)				10,213	10,022	9,990
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.70%	11/05/19	11/05/24	10,250	10,051	10,051
	(1.00% Floor)				10,250	10,051	10,051
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 6.00%	7.80%	07/19/19	07/01/25	13,715	13,463	13,644
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.80%	07/19/19	07/01/25	—	—	13
	(1.00% Floor)				13,715	13,463	13,657
Packaged Foods & Meats
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.55%	10/21/19	06/28/25	7,807	7,656	7,688
	(1.00% Floor)				7,807	7,656	7,688
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.79%	10/21/19	08/13/24	4,864	4,773	4,779
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.79%	10/21/19	08/13/24	—	—	2
	(1.00% Floor)				4,864	4,773	4,781
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.91%	07/19/19	05/01/24	8,321	8,175	8,310
	(1.00% Floor)				8,321	8,175	8,310
Total Investments					98,554	$96,910	$97,260

(1)
All investments provide collateral for the STRS JV Credit Facility.

(2)
The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month LIBOR were 1.8%, 1.9% and 1.9%, respectively, as of December 31, 2019.

(3)
The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 3 — INVESTMENTS — (continued)

(4)
Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 840% of STRS JV’s net assets or 98% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)
Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs.

As of December 31, 2019, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $8.6 million under undrawn revolvers as of December 31, 2019.
Below is certain summarized financial information for STRS JV as of December 31, 2019 and for the period July 19, 2019 (commencement of operations) through December 31, 2019 (dollars in thousands):
Selected Balance Sheet Information
Assets:
Investments, at fair value (amortized cost of $96,910)	$97,260
Cash and cash equivalents	1,552
Other assets	726
Total assets	$99,538
Liabilities:
Credit facility	42,773
Note payable to members	43,907
Interest payable on credit facility	179
Interest payable on notes to members	850
Other liabilities	248
Total liabilities	$87,957
Members’ equity	11,581
Total liabilities and members’ equity	$99,538

Selected Statement of Operations Information
Interest income	$2,936
Total investment income	$2,936
Interest expense on credit facility	1,042
Interest expense on notes to members	1,422
Administrative fee	65
Other expenses	164
Total expenses	$2,693
Net investment income	243
Net realized gains on investments	12
Net change in unrealized appreciation on investments	350
Net increase in net assets resulting from operations	$605

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
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
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the years ended December 31, 2019 and 2018, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets into or out of Level 3.
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
The following table presents investments (as shown on the consolidated schedule of investments) that have been measured at fair value as of December 31, 2019:
	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$477,875	$477,875
Second lien secured loans	—	—	62,155	62,155
Subordinated Note to STRS JV	—	—	26,344	26,344
Equity (excluding STRS JV)	467	—	15,898	16,365
Equity in STRS JV(1)	—	—	—	6,949
Total investments	$467	$—	$582,272	$589,688

(1)
The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS — (continued)

The following table presents investments (as shown on the consolidated schedule of investments) that have been measured at fair value as of December 31, 2018:
	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$359,416	$359,416
Second lien secured loans	—	—	97,167	97,167
Equity	706	—	12,275	12,981
Total investments	$706	$—	$468,858	$469,564
The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2019:
	First Lien Secured Loans	Second Lien Secured Loans	Subordinated Notes to STRS JV	Equity	Total Investments
Fair value, beginning of period	$359,416	$97,167	$—	$12,275	$468,858
Funding of investments	356,222	—	26,344	3,846	386,412
Non-cash interest income	1,575	567	—	—	2,142
Accretion of discount	3,690	722	—	19	4,431
Proceeds from paydowns and sales	(252,923)	(24,691)	—	(1,660)	(279,274)
Lien priority conversion	14,472	(14,472)	—	—	—
Realized losses	(2,051)	—	—	1,641	(410)
Net unrealized (depreciation) appreciation	(2,526)	2,862	—	(223)	113
Fair value, end of period	$477,875	$62,155	$26,344	$15,898	$582,272
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2019	$(5,273)	$420	$—	$812	$(4,041)
The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2018:
	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$230,261	$172,270	$37,328	$439,859
Funding of investments	252,678	23,207	1,150	277,035
Non-cash interest income	584	—	—	584
Accretion of discount	3,432	1,339	(31)	4,740
Proceeds from paydowns and sales	(123,753)	(98,034)	(63,865)	(285,652)
Realized gains	(371)	—	32,981	32,610
Net unrealized (depreciation) appreciation	(3,415)	(1,615)	4,712	(318)
Fair value, end of period	$359,416	$97,167	$12,275	$468,858
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2018	(3,238)	(1,081)	1,333	(2,986)

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS — (continued)

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
Quantitative Information about Level 3 fair value measurements is as follows:
Investment Type	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$204,908	Discounted cash flows	Discount rate	8.8% – 20.0% (10.9)%
			Exit multiple	4.8x – 9.0x (7.3x)
	525	Asset coverage and Recent transaction	Transaction price	100.0
	184,636	Discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.2% – 11.2% (9.1)%
			Market quotes or transaction price	97.1 – 99.7 (98.2)
			Exit multiple	7.0x – 10.0x (8.2x)
	22,429	Guideline public companies	Exit multiple	4.0x – 5.0x (4.6x)
	5,405	Expected repayment	Repayment price	100.0
	59,972	Consensus market pricing or recent transaction	Market quotes or transaction price	95.1 – 98.0 (96.6)
	$477,875
Second lien secured loans	$62,155	Discounted cash flows	Discount rate	12.0% – 1 8.5% (14.9)%
			Exit multiple	6.0x
	$62,155
Subordinated Note to STRS JV	$26,344	Enterprise value	—	—
	$26,344
Preferred Equity	$1,133	Similar transactions	Transaction multiple	9.4x – 9.5x (9.5x)
	$1,133
Common Equity	$9,650	Discounted cash flows	Discount rate	9.1%
			Discount for lack of marketability	2.0%
	849	Similar transactions	Transaction multiple	6.0x – 6.8x (6.8x)
	$10,499
Warrant	$4,182	Discounted cash flows and	Discount rate	23.0% – 30.0% (23.8)%
		Option-pricing method	Exit multiple	5.5x – 8.0x (5.8x)
			Volatility	1.3% – 2.2% (2.1)%
			Discount for lack of marketability	10.0% – 13.0% (10.3)%
	$4,182
Earnout and Holdback	$84	Discounted cash flows	Discount rate	1.6%
	$84
Total Level 3 Investments	$582,272

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS — (continued)

Investment Type	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$107,291	Discounted cash flows	Discount rate	11.8% – 23.5% (15.2)%
			Exit multiple	4.5x – 7.0x (6.2x)
	11,955	Market multiples	Exit multiple	2.9x
	17,439	Weighting of discounted cash	Discount rate	10.5% – 14.9% (11.7)%
		cash flows and expected	Repayment price	101.9
		repayment price
			Exit multiple	4.5x
	222,731	Weighting of discounted cash	Discount rate	8.7% – 21.2% (11.5)%
		flows and consensus market	Market quotes or	79.8 –100.0 (97.5)
		pricing or recent transaction	transaction price
			Exit multiple	4.0x – 10.0x (7.2x)
	$359,416
Second lien secured loans	$62,572	Discounted cash flows	Discount rate	12.9% – 21.6% (18.2)%
			Exit multiple	5.5x – 8.0x (6.6x)
	103	Market multiples	Exit multiple	2.9x
	17,150	Weighting of discounted cash	Discount rate	14.7%
		flows and consensus pricing or recent transaction	Market quotes or transaction price	98.0
	17,342	Expected repayment	Repayment price	100.0
	$97,167
Preferred Equity	$317	Market multiples	Exit multiple	9.4x
	$317
Common Equity	$9,630	Weighting of discounted cash flows and recent transaction	Discount rate	10.2%
			Transaction price	100.0
			Discount for lack of marketability	2.0%
	535	Consensus pricing	Market quotes	$3.8/s
	$10,165
Warrant	$1,693	Discounted cash flows and Option-pricing method	Discount rate	22.0% – 30.3% (25.1)%
			Exit multiple	4.8x – 8.0x (5.9x)
			Volatility	2.3% – 25.0% (8.7)%
			Discount for lack of marketability	13.0% – 55.0% (22.9)%
	100	Market multiples	Exit multiple	5.5x
			Discount for lack of marketability	15.0%
	$1,793
Total Level 3 Investments	$468,858
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

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS — (continued)

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
The following table presents the amortized cost and fair values of the Company’s borrowings as of December 31, 2019 and 2018. The amortized cost disclosed below excludes debt issuance costs. The fair values of the credit facility (as defined in Note 5) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the 6.5% notes due 2020, (the “2020 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 4 — FAIR VALUE MEASUREMENTS — (continued)

		December 31, 2019		December 31, 2018
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$238,917	$243,435	$115,000	$116,759
Private Notes	3	30,000	31,558	30,000	30,724
2025 Notes	2	35,000	36,722	35,000	34,350
		$303,917	$311,715	$180,000	$181,833
NOTE 5 — BORROWINGS
Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of  $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2019, the Company’s asset coverage for borrowed amounts was 203.0%.
Total borrowings outstanding and available as of December 31, 2019, was as follows:
	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$238,917	$11,083
Private Notes	2023	6.0%	30,000
2025 Notes	2025	6.5%	35,000
Total debt			303,917	$11,083
Debt issuance cost			(4,993)
Total debt net issuance cost			$298,924
Total borrowings outstanding and available as of December 31, 2018, was as follows:
	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2021	L+2.75%	$115,000	$85,000
Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			180,000	$85,000
Debt issuance cost			(4,047)
Total debt net issuance cost			$175,953
Credit Facility:   On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS — (continued)

clarify certain terms. On June 29, 2017, WhiteHorse Credit and JPMorgan again amended and restated the terms of the Credit Facility to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220,000 to $235,000 and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. In November 2018, the Company entered into an amendment to the Credit Facility, which, among other things, allows for a temporary reduction in the required minimum outstanding borrowings. On November 22, 2019, the terms of the Credit Facility were again amended and restated to, among other things, (i) extend the maturity date from December 29, 2021 to November 22, 2024; (ii) increase the size of the facility from $200 million to $250 million with an additional $100 million accordion feature, which allows for the expansion of the borrowing limit, exercisable in increments of at least $35 million (the “Commitment”); (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.
The Credit Facility bears interest at LIBOR plus 2.50% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 70.0% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then was increased to $135,000 until August 20, 2019. Between August 20, 2019 and November 22, 2019, the required minimum outstanding borrowings was $155,000. Subsequent to November 22, 2019 the minimum borrowing requirement is $175,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $394,863 as of December 31, 2019 as collateral. The Credit Facility has a final maturity date of November 22, 2024.
Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2019, the Company had $238,917 in outstanding borrowings and $11,083 undrawn under the Credit Facility. Weighted average outstanding borrowings were $154,308 at a weighted average interest rate of 5.15% for year ended December 31, 2019. At December 31, 2019, the interest rate in effect was 4.40%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2019, approximately $11,083 was available to be drawn by the Company based on these requirements.
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

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 5 — BORROWINGS — (continued)

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
NOTE 6 — RELATED PARTY TRANSACTIONS
Investment Advisory Agreement:   WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on August 1, 2019. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated Investment Advisory Agreement. The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity) as further discussed below. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:
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
December 31, 2019
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS — (continued)

Base Management Fee
Prior to November 1, 2018, the base management fee is calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters. Effective November 1, 2018, the base management fee is calculated at an annual rate equal to 2.0% based on the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of  (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.
During the years ended December 31, 2019, 2018 and 2017, the Company incurred base management fees of  $10,903, $10,241 and $9,508, net of fees waived, respectively. WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.
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

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS — (continued)

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
December 31, 2019
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS — (continued)

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
In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended December 31, 2019, 2018 and 2017, the Company recorded a net Capital Gains Incentive Fee of  $(71), $4,707 and $0, respectively, which are included in performance-based incentive fees in the consolidated statements of operations. As of December 31, 2019, and December 31, 2018, included in management fees payable on the consolidated statements of assets and liabilities were $626 and $4,707, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.
Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2019, 2018 and 2017, the Company incurred performance-based incentive fees of  $7,710, $12,134 and $6,553, respectively.
Administration Agreement:   Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, WhiteHorse

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 6 — RELATED PARTY TRANSACTIONS — (continued)

Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.
Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.
During the years ended December 31, 2019, 2018 and 2017, the Company incurred allocated administrative service fees of  $646, $684 and $696, respectively.
Co-investments with Related Parties:   At December 31, 2019 and 2018, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of  $0 and $0, respectively.
At December 31, 2019 and 2018, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of  $2,241,494 and $1,015,838.
STRS JV:   For the year ended December 31, 2019, the Company sold $87,408 of investments to STRS JV at fair value and recognized $35 of net realized losses.
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
The balance of unfunded commitments to extend credit was approximately $9.1 million and $1.6 million as of December 31, 2019 and 2018, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of December 31, 2019 and 2018:

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 7 — COMMITMENTS AND CONTINGENCIES — (continued)

	Unfunded Commitment as of
	December 31, 2019	December 31, 2018
Revolving Loan Commitments:
Geo Logic Systems Ltd.	$1,288	$—
Lift Brands, Inc.	594	624
Newscycle Solutions, Inc.	36	—
Quest Events, LLC	—	935
WH Lessor Corp.	646	—
	2,564	1,559
Delayed Draw Loan Commitments:
Crown Brands LLC	850	—
Lab Logistics, LLC	572	—
Sklar Holdings, Inc.	3,039	—
True Blue Car Wash, LLC	2,031	—
	6,492	—
Total Unfunded Commitments	$9,056	$1,559
As of December 31, 2019, the Company had commitments to fund equity interests and subordinated notes in STRS JV of  $15 million and $60 million, of which $8.4 million and $33.7 million was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.
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
December 31, 2019
(in thousands, except share and per share data)

NOTE 8 — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights:
	Years Ended December 31,
	2019	2018	2017	2016	2015
Per share data:(1)
Net asset value, beginning of period	$15.35	$13.98	$13.63	$13.33	$15.04
Issuance of common stock	—	—	—	—	(0.11)
Offering costs	—	—	—	—	(0.07)
Investment operations:
Net investment income	1.52	1.22	1.35	1.48	1.36
Net realized and unrealized (losses) gains on investments and foreign currency	(0.02)	1.57	0.42	0.24	(1.47)
Net increase in net assets resulting from operations	1.50	2.79	1.77	1.72	(0.11)
Distributions declared	(1.62)	(1.42)	(1.42)	(1.42)	(1.42)
Net asset value, end of period	$15.23	$15.35	$13.98	$13.63	$13.33
Total return based on market value(2)	9.72%	(5.22)%	10.27%	6.01%	(0.61)%
Total return based on net asset value	7.70%	18.66%	12.69%	12.64%	(1.24)%
Net assets, end of period	$312,955	$315,296	$286,952	$249,389	$244,052
Per share market value at end of period	$13.70	$12.72	$13.42	$12.17	$11.48
Shares outstanding end of period	20,546,032	20,546,032	20,531,948	18,303,890	18,303,890
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets(3)(4)	8.88%	8.50%	8.12%	8.03%	9.66%
Ratio of incentive fees to average net assets(3)	2.43%	3.95%	2.42%	2.80%	1.90%
Ratio of total expenses to average net assets(3)(4)	11.31%	12.45%	10.54%	10.83%	11.56%
Ratio of net investment income to average net assets(3)(4)	9.83%	8.14%	9.66%	10.90%	9.11%
Portfolio turnover ratio	48.15%	57.74%	27.96%	29.38%	32.97%

(1)
Calculated using the weighted average shares outstanding for the period.

(2)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)
During the year ended December 31, 2019, WhiteHorse Advisers irrevocably waived $397 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 9.00%, 2.41%, 11.41% and 9.73%, respectively, for the year ended December 31, 2019. During the year ended December 31, 2018, WhiteHorse Advisers irrevocably waived $270 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.59%, 3.93%, 12.52% and 8.06%, respectively, for the year ended December 31, 2018. WhiteHorse Advisers did not waive any base management fees during the years ended December 31, 2017, 2016 and 2015.

(4)
Calculated using total expenses, including income tax provision.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 8 — FINANCIAL HIGHLIGHTS — (continued)

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
The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:
	Years ended December 31,
	2019	2018	2017
Net increase (decrease) in net assets resulting from operations	$30,841	$57,301	$34,448
Change in net unrealized (appreciation) depreciation on investments and foreign currency	(53)	433	(8,128)
Other book-to-tax differences	1,069	4,573	(63)
Taxable income before deductions for distributions	$31,857	$62,307	$26,257
The tax character of distributions was as follows:
	Years ended December 31,
	2019		2018		2017
Ordinary income	$7,194	21.7%	$17,540	60.1%	$26,716	96.9%
Return of capital	—	—	—	—	—	—
Long-term capital gains	25,988	78.3%	11,625	39.9%	857	3.1%
Total distributions	$33,182	100.0%	$29,165	100.0%	$27,573	100.0%
The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to nondeductible federal taxes resulted in a net increase in accumulated undistributed net investment income and a net decrease in paid-in capital. During the year ended December 31, 2018, permanent differences primarily due to nondeductible federal taxes resulted in a net increase in accumulated undistributed net investment income and a net decrease in paid-in capital. During the year ended December 31, 2017, permanent differences primarily due to the capital gain reclassification of fee income resulted in a net decrease in paid-in capital and a net decrease in accumulated net realized losses on investments. These reclassifications had no net effect on net assets.

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 9 — INCOME TAXES — (continued)

As of December 31, 2019, 2018 and 2017, the tax basis components of distributable earnings were as follows:
	December 31,
	2019	2018	2017
Ordinary income	$24,548	$—	$—
Accumulated capital and other losses	—	26,073	—
Net unrealized (depreciation) appreciation on investments and foreign currency	(12,358)	(12,355)	(8,256)
Distributions deferred	—	—	(7,104)
Total (accumulated deficit) distributable earnings – tax basis	$12,190	$13,718	$(15,360)
There were no late year ordinary losses for the fiscal years ended December 31, 2019, December 31, 2018 and December 31, 2017.
For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred in taxable years beginning December 22, 2010 for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2019, the Company did not have any short-term or long-term capital loss carryforwards. As of December 31, 2018, the Company did not have any short-term or long-term capital loss carryforwards.
As of December 31, 2019, the cost of investments for U.S. federal income tax purposes was $601,862, resulting in net unrealized depreciation of  $12,174. This is comprised of gross unrealized appreciation of $5,223 and gross unrealized depreciation of  $17,397 on a tax basis. As of December 31, 2018, the cost of investments for U.S. federal income tax purposes was $481,919, resulting in net unrealized depreciation of $12,355. This is comprised of gross unrealized appreciation of  $3,598 and gross unrealized depreciation of $15,953 on a tax basis.
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
	2019
	Q4	Q3	Q2	Q1
Total investment income	$17,411	$17,755	$15,984	$15,924
Net investment income after excise tax	7,702	8,655	7,226	7,611
Net realized and unrealized (losses) gains on investments and foreign currency	1,059	(1,800)	993	(606)
Net increase in net assets resulting from operations	8,761	6,855	8,219	7,005

WhiteHorse Finance, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
(in thousands, except share and per share data)

NOTE 10 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) — (continued)

	2019
	Q4	Q3	Q2	Q1
Earnings per share	0.42	0.34	0.41	0.34
Net asset value per share	$15.23	$15.36	$15.38	$15.33
	2018
	Q4	Q3	Q2	Q1
Total investment income	$16,671	$15,318	$14,654	$16,605
Net investment income after excise tax	8,040	3,777 (1)	4,607	8,578
Net realized and unrealized (losses) gains on investments	(3,106)	15,685	14,447	5,275
Net increase in net assets resulting from operations	4,934	19,462	19,054	13,853
Earnings per share	0.24	0.95	0.93	0.67
Net asset value per share	$15.35	$15.46	$14.87	$14.30
	2017
	Q4	Q3	Q2	Q1
Total investment income	$13,920	$13,024	$14,285	$13,575
Net investment income after excise tax	6,804	5,950	6,936	6,522
Net realized and unrealized gains on investments	1,684	3,106	339	3,107
Net increase in net assets resulting from operations	8,488	9,056	7,275	9,629
Earnings per share	0.41	0.45	0.39	0.53
Net asset value per share	$13.98	$13.92	$13.83	$13.80

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

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2019 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
WhiteHorse Finance’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with GAAP. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of WhiteHorse Finance, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
(c) Report of the Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Crowe LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page 85 under “Item 8. Consolidated Financial Statements and Supplementary Data.”
(d) Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Directors
Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.
Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	55	Chairman of the Board of Directors	2012	2021
Stuart Aronson	57	Chief Executive Officer and Director	2017	2020
Jay Carvell	54	Director	2012	2020
Independent Directors
Rick P. Frier	58	Director, Chairman of the Compensation Committee	2016	2020
Rick D. Puckett	66	Director, Chairman of the Audit Committee	2012	2021
G. Stacy Smith	51	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2015	2022
Kevin F. Burke	66	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2017	2022
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
Stuart Aronson:   Mr. Aronson has served as our Chief Executive Officer since 2016 and has served as a director since 2017. Mr. Aronson also currently serves as Group Head of the U.S. direct lending platform of H.I.G. Capital, a position he has held since February 2016. In this position, Mr. Aronson is responsible for building the debt solutions offered by H.I.G. Capital to non-sponsor and sponsor borrowers in the U.S. middle market. Prior to joining H.I.G. Capital, from July 1990 through December 2015 Mr. Aronson served as an officer of the General Electric Company and as the President and Chief Executive Officer of GSF.

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
Independent Directors
Kevin F. Burke:   Mr. Burke has served as a director since 2017. He currently serves as a Senior Advisor to Churchill Asset Management LLC, a leading provider of senior and unitranche debt financing to middle market companies and as a consultant to Encina Private Credit, a non-bank specialty finance company. From February 2017 to February 2020, Mr. Burke served as a Senior Advisor to THL Credit Advisors LLC, an alternative credit investment manager for both direct lending and broadly syndicated investments through public and private vehicles. From January 2016 until December 2016, Mr. Burke served as Senior Managing Director of the loan syndication sales and trading department of Antares Capital, a company specializing in acquisition finance for private equity firms. Prior to this position, from April 2003 until December 2015, Mr. Burke was a Senior Managing Director of GE Capital, a leading provider of debt financing to the U.S. sponsor middle market. Mr. Burke received a Bachelor of Arts in History from Harvard University in 1976.
Mr. Burke’s experience as a senior managing director and his debt financing expertise is among the attributes that led to the conclusion that Mr. Burke should serve on our board of directors.
Rick P. Frier:   Mr. Frier has served as a director since 2016. He is currently the Vice-Chairman of the Board and Chairman of the Audit Committee for Trivium Corporation, to which he was elected in November 2019. He previously served as the Chairman of the Board and Chairman of the Audit Committee for Exal Corporation, to which he was elected in December 2016. He previously served on the Board of Affinion Group, Inc., where he was the Chairman of the Audit Committee, to which he was elected in November 2015. Mr. Frier also served as a director of Shearer’s Foods Inc. from August 2017 until February 2018. Prior to these positions, from April 2013 until January 2015 Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita Brands International, Inc. Before his

position with Chiquita Brands, from March 2005 until October 2012 Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.
Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our board of directors.
Rick D. Puckett:   Mr. Puckett has served as a director since 2012. Mr. Puckett currently serves as (i) a director of Pet Retail Brands, Inc., a private company, (ii) a director of Driven Brands, Inc., a private company, and (iii) a director and chair of the Audit Committee of SPX Corporation, a public company in the heavy industrial equipment industry. He previously served on the Board of Advisors of Wake Forest University in Charlotte, North Carolina from 2012 to 2018 and also served on the Board of Blumenthal Performing Arts as chairman and director from February 2007 to 2017. From 2006 to 2017, Mr. Puckett held various positions at Snyder's-Lance, Inc., including (i) Executive Vice President and Chief Financial Officer from January 2006 to December 2016, (ii) Chief Administrative Officer until December 2016, (iii) Treasurer from February 2006 through December 2016 and (iv) a consultant in 2017. Mr. Puckett has been retired from Snyder’s-Lance, Inc. since January 2018. From December 2005 to January 2006, Mr. Puckett served as Executive Vice President of United Natural Foods Inc. where he was responsible for the company’s finance, accounting and treasury functions. From 2003 to 2005, Mr. Puckett served as Chief Financial Officer and Treasurer of United Natural Foods Inc. From 1998 to 2002, Mr. Puckett was employed at Suntory Water Group Inc., where he held several executive positions, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning. Mr. Puckett is a Certified Public Accountant and holds an MBA in Finance from Gatton College of Business and Economics at the University of Kentucky and a BA in Accounting from the University of Kentucky.
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
Officers Who are Not Directors
Name	Age	Position
Joyson C. Thomas	38	Chief Financial Officer
Marco Collazos	44	Chief Compliance Officer
The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.
Joyson C. Thomas:   Mr. Thomas has served as our Chief Financial Officer since August 2019. Mr. Thomas joined H.I.G. Capital in April 2017. Before becoming our Chief Financial Officer, Mr. Thomas was Controller for the WhiteHorse Direct Lending platform within H.I.G. Capital’s Credit platform, which includes the Company as well as other pooled investment vehicles and separately managed accounts. He is responsible for the financial reporting and operations oversight of all WhiteHorse Direct Lending vehicles. Mr. Thomas has more than 15 years of experience in the asset management industry with a focus on credit strategies. From January 2014 until joining H.I.G. Capital, Mr. Thomas was a Principal and Controller for MatlinPatterson’s Asset Management (“MPAM”) platform, where he oversaw the finance function for various credit strategies spanning performing and distressed credit, mortgage-backed securities as well as CLO structures. Prior to joining MPAM, Mr. Thomas was the Global Controller at Clearwater Capital Partners, an Asian credit-focused investment firm. Earlier in his career, Mr. Thomas was a Manager in the Transaction Services practice and prior to that a Senior Associate in the audit practice of PricewaterhouseCoopers LLP. Mr. Thomas holds a Bachelor of Science degree in Accounting and Finance, summa cum laude, from Canisius College — Richard J. Wehle School of Business. He is a Certified Public Accountant licensed in the State of New York, a Chartered Global Management Accountant and is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants.
Marco Collazos:   Mr. Collazos has served as our Chief Compliance Officer since 2014. Mr. Collazos also currently serves as Director of Compliance for H.I.G. Capital, a position he has held since May 2013. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group, a regulatory and compliance consulting firm, as well as a Compliance Examiner for several years with the SEC and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.
Code of Ethics
We and WhiteHorse Advisers have each adopted and maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures that apply to our directors, executive officers, officers, their respective staffs and the employees of WhiteHorse Advisers with respect to their personal investments and investment transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics is included as Exhibit 14.1 to this annual report on Form 10-K, and you may access our code of ethics via the Internet at the website of the SEC at http://www.sec.gov or our website at www.whitehorsefinance.com . We intend to disclose any material amendments to or waivers of required provisions of the code of ethics on a current report on Form 8-K.
Corporate Governance
Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2019, our board of directors held four board of directors meetings, four audit committee meetings and three joint meetings of the compensation committee and the nominating and corporate governance committee. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourage directors to attend the annual meeting of stockholders.
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
The nominating and corporate governance committee considers stockholders’ recommendations for possible nominees for election as directors when such recommendations are submitted in accordance with our bylaws, the nominating and corporate governance committee charter and any applicable law, rule or regulation regarding director nomination. Our bylaws provide that a stockholder who wishes to nominate a person for election as a director at a meeting of stockholders must deliver written notice to our Secretary, Richard Siegel, c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31 st Floor, Miami, Florida 33131. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information set forth in our bylaws, including the following information for each director nominee: full name, age and address; principal occupation during the past five years; directorships on publicly held companies and investment companies during the past five years; number of shares of our common stock owned, if any; and a written consent of the individual to stand for election if nominated by the board of directors and to serve if elected by the stockholders. In order to be eligible to be a nominee for election as a director by a stockholder, such potential nominee must deliver to our Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the board of directors, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.
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
Compensation of Directors
The Independent Directors will each receive an annual fee of  $57,000 for the fiscal year ending December 31, 2019. They also receive $3,500 for each full board of directors meeting attended, $1,500 for each meeting of the audit committee or the nominating and corporate governance committee attended, $750 for each meeting attended that is determined by the board of directors to constitute a “special purpose” board of directors meeting and not a full board of directors meeting, and reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee receives an annual fee of  $10,000 and the chairman of each other committee of the board of directors receives an annual fee of  $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.
The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2019. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.
Name	Aggregate Compensation from WhiteHorse Finance	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Kevin F. Burke	$88,500	—	$88,500
Rick P. Frier	88,500	—	88,500
Rick D. Puckett	93,500	—	93,500
G. Stacy Smith	88,500	—	88,500
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)
We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans
No stock has been authorized for issuance under any equity compensation plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 4, 2020, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.
Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Debt & LBO Fund II, L.P.(1)	Beneficial	2,679,622	13.0%
H.I.G. Bayside Loan Opportunity Fund II, L.P.(1)	Beneficial	2,183,550	10.6%
Hamilton Lane Advisors, L.L.C.(2)	Beneficial	496,591	2.4%
Stuart Aronson(3)	Beneficial	18,000	*
John Bolduc(3)(4)	Beneficial	191,975	*
Jay Carvell(3)	Beneficial	15,629	*
Sami Mnaymneh(5)(6)	Beneficial	5,176,731	25.2%
Anthony Tamer(5)(7)	Beneficial	5,165,155	25.1%
Kevin F. Burke(3)	Beneficial	7,530	*
Rick P. Frier(3)(9)	Beneficial	3,700	*
Rick D. Puckett(3)(8)	Beneficial	18,912	*
G. Stacy Smith(3)	Beneficial	3,700	*
Marco Collazos(3)	Beneficial	—	*
Joyson C. Thomas(3)	Beneficial	—	*
All officers and directors as a group (9 persons)	Beneficial	259,446	1.3%

*
Represents less than 1.0%.

(1)
The address of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by the named entities reflect the fact that they collectively may be viewed as having investment power over 4,863,172 shares of our common stock indirectly owned of record by such entities, although voting rights to such securities have been passed through to the respective limited partners. Each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. disclaim beneficial ownership of such shares of common stock, except to the extent of their respective pecuniary interests therein.

(2)
The address for Hamilton Lane Advisors, L.L.C. is One Presidential Blvd., 4th Floor, Bala Cynwyd, Pennsylvania 19004. The number of shares beneficially owned is based on a Schedule 13G filed by Hamilton Lane Advisors, L.L.C. on February 13, 2020, which Schedule 13G reflects sole voting power over 309,335 shares by Hamilton Lane Advisors, L.L.C. and shared voting power over 187,256 shares by Hamilton Lane Advisors, L.L.C.

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
(5)
Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of each of H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 4,863,172 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.

(6)
Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 313,559 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.

(7)
Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 295,395 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.

(8)
Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 18,912 shares of common stock owned by such entity.

(9)
Mr. Frier is the grantor of the Rick P Frier Revocable Trust Dated 12/30/2015. The number of shares of common stock shown in the above table as being owned by Mr. Frier reflects the fact that, due to his control of the Rick P. Frier Revocable Trust Dated 12/30/2015, Mr. Frier may be viewed as having dispositive power over 3,700 shares of common stock owned by such entity.

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
Item 14.
Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2019 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2020. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.
The following table sets forth Crowe LLP’s fees (dollars in thousands):
	Years ended December 31,
	2019	2018
Audit Fees	$411	$380
Audit-Related Fees	55	50
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$466	$430
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
“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2019 and 2018.
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

PART IV
Item 15.
Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:
(1)
Financial Statements — Refer to Item 8 starting on page 84.

(2)
Financial Statements Schedules — None.

(3)
Exhibits

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d)(5) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
4.3	First Supplemental Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d)(6) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
4.4	Form of 6.50% Notes due 2025 (incorporated herein by reference to Exhibit 4.2)
4.5*	Description of Securities
10.1	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.2	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.3	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Note Purchase Agreement, dated July 13, 2018, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 17, 2018)
10.6	Form of 6.00% Senior Notes due 2023 (included in Exhibit 10.5)
10.7	Amended and Restated Investment Advisory Agreement, dated November 1, 2018, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2018)
10.8	Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.9	Second Amendment to the Third Amended and Restated Loan Agreement, dated July 19, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, the financial providers thereto, and WhiteHorse Finance, Inc., as portfolio manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2019)
10.10	Fourth Amended and Restated Loan Agreement, dated November 22, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2019)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1*	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

Item 16.
Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
WhiteHorse Finance, Inc.
By:
/s/ Stuart Aronson

Name:
Stuart Aronson

Title:
Chief Executive Officer

Date: March 16, 2020
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stuart Aronson and Joyson C. Thomas as his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Stuart Aronson Stuart Aronson	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
/s/ Joyson C. Thomas Joyson C. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 16, 2020
/s/ Jay Carvell Jay Carvell	Director	March 16, 2020
/s/ Kevin F. Burke Kevin F. Burke	Director	March 16, 2020
/s/ Rick P. Frier Rick P. Frier	Director	March 16, 2020
/s/ Rick D. Puckett Rick D. Puckett	Director	March 16, 2020
/s/ G. Stacy Smith G. Stacy Smith	Director	March 16, 2020