Form 10-Q
period 2020-03-31
WhiteHorse Finance, Inc.
filed 2020-05-11
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$507,384	$546,744
Non-controlled affiliate company investments	7,650	9,651
Controlled affiliate company investments	42,081	33,293
Total investments, at fair value (amortized cost $593,304 and $597,725, respectively)	557,115	589,688
Cash and cash equivalents	16,452	4,294
Restricted cash and cash equivalents	11,497	23,252
Restricted foreign currency (cost of $123)	116	—
Interest and dividend receivable	6,340	6,010
Amounts receivable on unsettled investment transactions	74	360
Prepaid expenses and other receivables	354	7,620
Total assets	$591,948	$631,224

Liabilities
Debt	$291,129	$298,924
Distributions payable	7,294	7,294
Management and incentive fees payable	6,191	8,290
Interest payable	1,127	1,674
Accounts payable and accrued expenses	1,340	1,944
Amounts payable on unsettled investment transactions	28	—
Unrealized depreciation on foreign currency forward contracts	1	—
Advances received from unfunded credit facilities	133	143
Total liabilities	307,243	318,269

Commitments and contingencies (See Note 8)

Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	21
Paid-in capital in excess of par	300,744	300,744
Accumulated earnings (deficit)	(16,060)	12,190
Total net assets	284,705	312,955
Total liabilities and total net assets	$591,948	$631,224

Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$13.86	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2020	2019
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,140	$14,492
Fee income	291	1,157
Dividend income	49	—
From non-controlled affiliate company investments
Dividend income	275	275
From controlled affiliate company investments
Interest income	625	—
Dividend income	153	—
Total investment income	14,533	15,924

Expenses
Interest expense	3,668	3,073
Base management fees	3,092	2,589
Performance-based incentive fees	441	1,751
Administrative service fees	171	158
General and administrative expenses	881	682
Total expenses, before fees waived	8,253	8,253
Base management fee waived	—	(177)
Total expenses, net of fees waived	8,253	8,076
Net investment income before excise tax	6,280	7,848
Excise tax	178	237
Net investment income after excise tax	6,102	7,611

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	510	(2,018)
Non-controlled affiliate company investments	—	—
Foreign currency transactions	(3)	—
Foreign currency forward contracts	6	—
Net realized gains (losses)	513	(2,018)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(22,196)	1,988
Non-controlled affiliate company investments	(2,001)	(576)
Controlled affiliate company investments	(3,953)	—
Translation of assets and liabilities in foreign currencies	580
Foreign currency forward contracts	(1)	—
Net change in unrealized appreciation (depreciation)	(27,571)	1,412
Net realized and unrealized losses on investments	(27,058)	(606)
Net increase (decrease) in net assets resulting from operations	$(20,956)	$7,005

Per Common Share Data
Basic and diluted earnings (loss) per common share	$(1.01)	$0.34
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	20,546,032	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	7,611	7,611
Net realized gains (losses) on investments	-	-	-	(2,018)	(2,018)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	1,412	1,412
Distributions declared	-	-	-	(7,294)	(7,294)
Balance at March 31, 2019	20,546,032	$21	$301,557	$13,429	$315,007

Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	6,102	6,102
Net realized gains (losses) on investments	-	-	-	513	513
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(27,571)	(27,571)
Distributions declared	-	-	-	(7,294)	(7,294)
Balance at March 31, 2020	20,546,032	21	300,744	(16,060)	284,705

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(20,956)	$7,005
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(308)	(658)
Net realized gains (losses) on investments	(510)	2,018
Net unrealized (appreciation) depreciation on investments	28,150	(1,412)
Net unrealized appreciation on translation of assets and liabilities in foreign currencies	(580)	-
Net unrealized depreciation on foreign currency forward contracts	1
Accretion of discount	(684)	(1,328)
Amortization of deferred financing costs	256	246
Acquisition of investments	(27,640)	(49,699)
Proceeds from principal payments and sales of portfolio investments	17,847	52,258
Proceeds for sales of portfolio investments to STRS JV	15,717	-
Net changes in operating assets and liabilities:
Interest and dividend receivable	(330)	(1,225)
Prepaid expenses and other receivables	7,266	(8)
Amounts receivable on unsettled investment transactions	286	(4,201)
Amounts payable on unsettled investment transactions	28	4,648
Management and incentive fees payable	(2,099)	4,163
Accounts payable and accrued expenses	(417)	(804)
Interest payable	(547)	(579)
Advances received from unfunded credit facilities	(10)	34
Net cash provided by operating activities	15,470	10,458

Cash flows from financing activities
Borrowings	44,395	7,300
Repayments of debt	(52,045)	(7,300)
Deferred financing costs	-	(3)
Distributions paid to common stockholders, net of distributions reinvested	(7,294)	(7,294)
Net cash used in financing activities	(14,944)	(7,297)
Effect of exchange rate changes on cash	(7)	-
Net change in cash, cash equivalents and restricted cash	519	3,161
Cash, cash equivalents and restricted cash at beginning of period	27,546	33,732
Cash, cash equivalents and restricted cash at end of period	$28,065	$36,893

Supplemental disclosure of cash flow information:
Interest paid	$3,995	$3,405
Non-cash exchanges of investments	12,741	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	March 31,
	2020	2019
Cash and cash equivalents	$16,452	$30,707
Restricted cash and restricted foreign currency	11,613	6,186

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$28,065	$36,893

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	7.99%	03/26/18	03/27/23	8,801	$8,801	$8,713	3.06%
	(0.50% Floor)
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	12/19/19	12/06/25	10,359	10,061	9,530	3.35
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.00%	02/08/19	02/08/24	5,578	5,514	5,467	1.92
	(1.00% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.45%	06/14/19	12/29/22	5,195	5,115	4,832	1.70
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 7.00%	8.34%	06/14/19	12/29/22	301	298	280	0.10
	(1.00% Floor)
					5,496	5,413	5,112	1.80
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	9.88%	02/26/18	02/23/23	16,607	16,390	15,942	5.60
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	7.18%	11/15/19	11/18/24	8,394	8,079	7,848	2.76
	(0.00% Floor)
					25,001	24,469	23,790	8.36
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	7.45%	08/14/18	02/25/22	5,330	5,237	5,090	1.79
	(1.50% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.66%	9.44%	12/29/17	12/29/22	7,133	7,057	6,741	2.37
	(1.00% Floor)
					12,463	12,294	11,831	4.16

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	L+ 7.27%	9.19%	06/08/18	06/08/23	15,000	$14,857	$13,950	4.90
	(1.00% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	7.95%	03/15/19	04/29/24	4,744	4,628	4,489	1.58
	(0.00% Floor)
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.83%	12/23/16	06/07/24	24,751	24,542	23,266	8.17
	(1.00% Floor)
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C +6.25%	7.52%	12/19/19	12/19/24	6,838	5,115	4,420	1.55
	(1.00% Floor)
First Lien Secured Revolving Loan(7)(13)	C +6.25%	7.52%	12/19/19	12/19/24	-	-	(17)	(0.01)
	(1.00% Floor)
					31,589	29,657	27,669	9.71
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.25%	7.84%	10/24/18	10/24/24	14,874	14,582	13,387	4.70
	(1.00% Floor)	(0.75% PIK)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	01/28/19	01/25/24	5,727	5,617	5,206	1.83
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.00%	9.50%	01/28/19	01/25/24	-	-	(61)	(0.02)
	(1.50% Floor)
					5,727	5,617	5,145	1.81
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.00%	11/13/19	05/13/23	8,903	8,722	8,547	3.00
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan(7)	L+ 7.00%	9.00%	11/13/19	05/13/20	-	-	(61)	(0.02)
	(1.00% Floor)	(1.00% PIK)
					8,903	8,722	8,486	2.98
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00%	01/11/18	01/11/23	7,239	7,077	6,805	2.39
	(1.00% Floor)	(4.00% PIK)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.45%	07/22/19	12/12/22	135	135	127	0.04
	(1.00% Floor)	(4.00% PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.45%	10/16/18	10/16/23	9,823	9,684	9,626	3.38
	(1.50% Floor)
					17,197	16,896	16,558	5.81

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.50%	9.15%	11/26/19	11/26/24	11,603	$11,387	$11,487	4.03
	(1.50% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)	P+ 11.00%	14.25%	08/10/16	08/10/21	13,250	12,837	6,625	2.33
	(0.75% Floor)	(2.00% PIK)
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A(4)	L+ 9.00%	10.76%	05/15/19	04/30/19	3,855	3,855	2,891	1.02

First Lien Secured Term Loan B(4)	L+ 9.00%	10.76%	02/01/13	04/30/19	13,511	13,511	10,133	3.56
	(1.50% Floor)
Second Lien Secured Term Loan(4)(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	-	-
		(2.00% PIK)
					18,394	18,390	13,024	4.58
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.00%	06/14/19	06/14/24	7,566	7,446	7,302	2.56
	(1.50% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 6.50%	7.56%	10/16/19	09/25/23	106	106	103	0.04
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.50%	8.44%	10/16/19	09/25/23	5,276	5,241	5,104	1.79
	(1.00% Floor)
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 10.00%	11.45%	06/28/18	06/28/23	12,902	12,684	12,708	4.46
	(1.00% Floor)	(2.00% PIK)
					25,850	25,477	25,217	8.85
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.75%	11.21%	10/26/18	07/13/22	5,250	5,185	4,883	1.71
	(1.00% Floor)
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.31%	8.08%	01/31/19	01/31/24	12,291	12,102	12,045	4.23
	(1.50% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/02/19	10/02/24	12,838	12,606	12,581	4.42
	(1.00% Floor)
Internet & Direct Marketing Retail
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.77%	07/03/19	07/03/24	18,644	18,289	17,898	6.29
	(1.50% Floor)
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A (4)(8)	L+ 10.25%	11.86%	11/29/18	11/30/23	5,231	5,159	3,923	1.38
	(1.00% Floor)
First Lien Secured Term Loan B (4)(8)	L+ 16.50%	18.11%	11/29/18	11/30/23	1,812	1,785	1,538	0.54
	(1.00% Floor)	(1.50% PIK)
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	7.50%	02/28/19	02/28/24	15,538	15,416	15,227	5.35
	(1.00% Floor)
					22,581	22,360	20,688	7.27

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.00%	01/10/17	01/10/23	4,226	$4,181	$4,141	1.45
	(1.00% Floor)	(1.00% PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 6.83%	7.83%	09/06/19	09/06/24	9,405	9,272	8,118	2.85
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.50%	8.44%	09/06/19	09/06/24	4,662	4,619	4,023	1.41
	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan(8)	L+ 8.00%	9.45%	04/16/18	04/16/23	10,552	10,398	8,425	2.96
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan(7)(8)	P+ 6.00%	9.25%	04/16/18	04/16/23	376	371	229	0.08
	(1.99% Floor)
					24,995	24,660	20,795	7.30
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	04/12/19	04/12/24	12,065	11,871	11,703	4.11
	(1.50% Floor)
Other Diversified Financial Services
Sigue Corporation
Second Lien Secured Term Loan(4)	L+ 10.55%	11.82%	12/27/13	04/30/20	24,793	24,793	24,297	8.53
	(1.00% Floor)
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan	L+ 7.95%	8.95%	05/15/18	05/15/23	12,282	12,131	11,496	4.04
	(1.00% Floor)	(1.18% PIK)
Property & Casualty Insurance
Policy Services Company, LLC(5)
First Lien Secured Term Loan	L+ 6.25%	7.32%	03/06/20	05/31/24	6,476	6,155	6,281	2.21
	(1.00% Floor)
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	11.10%	01/09/18	01/09/23	13,381	13,195	13,046	4.58
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50%	7.95%	11/25/19	11/25/24	15,553	15,264	14,668	5.15
	(1.00% Floor)
					28,934	28,459	27,714	9.73
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	6.99%	11/30/18	11/19/25	10,211	9,963	8,577	3.01
	(0.00% Floor)
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 8.12%	9.12%	10/17/19	10/17/24	4,433	4,353	4,300	1.51
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.12%	9.12%	10/17/19	10/17/24	672	665	623	0.22
	(1.00% Floor)				5,105	5,018	4,923	1.73

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	7.57%	10/28/19	10/29/26	11,721	$11,443	$10,549	3.71
	(1.00% Floor)
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.08%	09/20/18	03/20/24	17,500	17,247	17,238	6.05
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.33%	09/09/16	03/09/22	12,500	12,412	12,250	4.30
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14)	L+ 6.50%	7.49%	07/19/19	N/A	36,537	36,537	36,537	12.83

					66,537	66,196	66,025	23.18
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.58%	11/06/19	08/16/24	16,510	14,959	14,034	4.93
	(1.00% Floor)

Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	03/09/20	03/10/25	8,005	7,847	7,846	2.76
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.75%	8.25%	03/09/20	03/10/25	-	-	-	-
	(1.50% Floor)
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	9.69%	05/04/18	05/04/23	23,255	22,841	22,790	8.00
	(1.00% Floor)
					31,260	30,688	30,636	10.76
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 6.50%	8.20%	08/22/19	08/22/24	18,947	18,615	18,568	6.52
	(1.50% Floor)

Total Debt Investments					580,495	569,276	538,314	189.06

Equity Investments
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	171	0.06
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	149	-	45	0.02
					466	317	216	0.08
Health Care Services
Lab Logistics Preferred Units(4)	N/A	N/A	10/29/19	N/A	2	857	834	0.29
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	454	0.16
					10	857	1,288	0.45
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	-	-

SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,277	1.15
					165	2,890	3,277	1.15
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	08/31/21	10,000	10,030	7,650	2.69

WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	9,134	9,134	5,544	1.95
					19,134	19,164	13,194	4.64
Trading Companies & Distributors
Vessco Holdings, LLC(4)	N/A	N/A	08/22/19	N/A	489	800	757	0.27

Trucking
Europcar Mobility Group(4)(5)	N/A	N/A	10/31/19	12/31/22	-	-	69	0.02

Total Equity Investments					20,264	24,028	18,801	6.61

Total Investments					600,759	$593,304	$557,115	195.67%

A summary of outstanding financial instruments at March 31, 2020 is as follows:

Forward Currency Contracts

Counterparty	Currency to be sold	Currency to be purchased	Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
JP Morgan Chase Bank	C$ 188 CAD	$ 133 USD	06/30/2020	$-	$(1)
				$-	$(1)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

March 31, 2020

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 1.0%, 1.5% and 1.2%, respectively, as of March 31, 2020. The Prime was 3.3% as of March 31, 2020. The CDOR was 1.2% as of March 31, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 84% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2020. See Note 8.

(8)	The investment is on non-accrual status.

(9)	Security is perpetual with no defined maturity date.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 196% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)	Principal amount is denominated in Canadian dollars.

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	8.80%	03/26/18	03/26/24	9,337	$9,337	$9,337	2.98%
	(0.50% Floor)
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	7.38%	12/19/19	12/06/25	10,385	10,073	10,073	3.22
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	02/08/19	02/08/24	5,651	5,581	5,600	1.79
	(1.00% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.80%	06/14/19	12/29/22	5,263	5,174	5,136	1.64
	(1.00% Floor)
First Lien Secured Revolving	L+ 6.50%	9.77%	06/14/19	12/29/22	265	262	259	0.08
Loan(7)	(1.00% Floor)
					5,528	5,436	5,395	1.72
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	10.05%	02/26/18	02/26/23	16,722	16,485	16,722	5.34
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	8.00%	11/15/19	11/18/24	8,500	8,164	8,168	2.61
	(1.00% Floor)
					25,222	24,649	24,890	7.95
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	7.87%	08/14/18	02/25/22	5,405	5,299	5,405	1.73
	(1.50% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.71%	9.64%	12/29/17	12/29/22	7,133	7,050	6,991	2.23
	(1.00% Floor)
					12,538	12,349	12,396	3.96
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	P+ 6.27%	11.02%	06/08/18	06/08/23	15,000	14,845	14,250	4.45
	(2.25% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	8.44%	03/15/19	04/29/24	4,875	4,749	4,857	1.55
	(0.00% Floor)
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs
Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.94%	06/07/19	06/07/24	24,907	24,685	24,284	7.76
	(1.00% Floor)
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C+ 6.25%	8.26%	12/19/19	12/19/24	21,718	16,231	16,415	5.25
	(1.00% Floor)
First Lien Secured Revolving	C+ 6.25%
Loan(7)(13)	(1.00% Floor)	8.26%	12/19/19	12/19/24	-	-	-	-
					46,625	40,916	40,699	13.01

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 7.00%	9.04%	10/24/18	10/24/24	14,883	$14,591	$13,544	4.33%
	(1.00% Floor)	(0.75% PIK)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	01/28/19	01/25/24	5,727	5,610	5,596	1.79
	(1.50% Floor)
First Lien Secured Delayed Draw	L+ 8.00%	9.80%	01/28/19	01/25/24	—	—	(2)	—
Loan(7)	(1.50% Floor)
					5,727	5,610	5,594	1.79
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.99%	11/13/19	05/13/23	8,902	8,731	8,731	2.79
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving	L+ 6.00%	7.99%	11/13/19	05/13/20	—	—	2	—
Loan(7)	(1.00% Floor)	(1.00% PIK)
					8,902	8,731	8,733	2.79
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.80%	01/11/18	01/11/23	7,261	7,097	6,898	2.20
	(1.00% Floor)	(4.00% PIK)
First Lien Secured Revolving Loan(4)	L+ 10.00%	11.94%	07/22/19	12/12/22	525	525	525	0.17
	(1.00% Floor)	(4.00% PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.84%	10/16/18	10/16/23	9,889	9,739	9,889	3.16
	(1.50% Floor)
					17,675	17,361	17,312	5.53
Education Services

EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.50%	9.42%	11/26/19	11/26/24	11,750	11,520	11,519	3.68
	(1.00% Floor)
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.79%	12/26/19	12/26/24	6,458	6,330	6,329	2.02
	(1.00% Floor)
First Lien Secured Revolving	L+ 6.00%	7.79%	12/26/19	12/26/24	—	—	—	—
Loan(7)	(1.00% Floor)
					6,458	6,330	6,329	2.02
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)	P+ 11.00%	15.75%	08/10/16	08/10/21	13,250	12,837	7,668	2.45
	(2.25% Floor)	(2.00% PIK)
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	10.94%	05/15/19	04/30/19	3,855	3,855	3,276	1.05
	(1.50% Floor)
First Lien Secured Term Loan B	L+ 9.00%	10.94%	02/01/13	04/30/19	13,511	13,511	11,484	3.67
	(1.50% Floor)
Second Lien Secured Term	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	—	—
Loan(8)		(2.00% PIK)
					18,394	18,390	14,760	4.72

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.44%	06/14/19	06/14/24	7,615	$7,486	$7,615	2.43%
	(1.50% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 6.50%	8.56%	10/16/19	09/25/23	107	106	106	0.03
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.50%
Loan(7)	(1.00% Floor)	8.44%	10/16/19	09/25/23	5,289	5,251	5,251	1.68
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.75%	9.69%	06/28/18	06/28/23	12,784	12,595	12,720	4.06
	(1.00% Floor)	(2.00% PIK)
					25,795	25,438	25,692	8.20
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.75%	11.70%	10/26/18	07/13/22	5,250	5,178	5,040	1.61
	(1.00% Floor)
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.31%	8.23%	01/31/19	01/31/24	12,354	12,152	12,354	3.95
	(1.50% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 7.00%	8.80%	10/02/19	10/02/24	12,919	12,673	12,673	4.05
	(1.00% Floor)
Internet & Direct Marketing Retail
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.94%	07/03/19	07/03/24	18,763	18,385	18,424	5.89
	(1.50% Floor)
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 8.25%	10.16%	11/29/18	11/30/23	5,231	5,156	4,968	1.59
	(1.00% Floor)
First Lien Secured Term Loan B	L+ 14.50%	16.41%	11/29/18	11/30/23	1,805	1,779	1,777	0.57
	(1.00% Floor)	(1.50% PIK)
JVMC Holdings Corp.
(f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	8.30%	02/28/19	02/28/24	16,190	16,055	16,190	5.17
	(1.00% Floor)
					23,226	22,990	22,935	7.33
IT Consulting & Other Services
AST-Applications Software Technology
LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	01/10/17	01/10/23	4,236	4,187	4,236	1.35
	(1.00% Floor)	(1.00% PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 6.86%	8.74%	09/06/19	09/06/24	9,405	9,264	9,305	2.97
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.00%	7.90%	09/06/19	09/06/24	4,662	4,616	4,612	1.47
Loan	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.50%	9.44%	04/16/18	04/16/23	10,532	10,387	10,038	3.21
	(1.00% Floor)	(0.50% PIK)
First Lien Secured Revolving	P+ 6.00%	10.75%	04/16/18	04/16/23	158	156	131	0.04
Loan(7)	(2.76% Floor)
					24,757	24,423	24,086	7.69

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

 CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.55%	04/12/19	04/12/24	12,224	$12,015	$12,029	3.84%
	(1.50% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term	L+ 12.00%	13.94%	12/27/13	05/01/20	24,904	24,905	24,655	7.88
Loan(4)	(1.00% Floor)
Packaged Foods & Meats
Lenny & Larry’s, LLC
First Lien Secured Term Loan	L+ 7.97%	9.71%	05/15/18	05/15/23	12,293	12,128	11,924	3.81
	(1.00% Floor)	(1.18% PIK)
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	11.23%	01/09/18	01/09/23	13,603	13,397	13,263	4.24
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50%	8.44%	11/25/19	11/25/24	15,750	15,441	15,441	4.93
	(1.00% Floor)
					29,353	28,838	28,704	9.17
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	7.80%	11/30/18	11/19/25	10,237	9,977	9,717	3.10
	(0.00% Floor)
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 8.12%	9.91%	10/17/19	10/17/24	4,461	4,375	4,375	1.40
	(1.00% Floor)
First Lien Secured Revolving	L+ 8.12%
Loan(7)	(1.00% Floor)	9.91%	10/17/19	10/17/24	-	-	(20)	(0.01)
					4,461	4,375	4,355	1.39
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	8.44%	10/28/19	10/29/26	11,750	11,461	11,463	3.66
	(1.00% Floor)
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.19%	09/20/18	03/20/24	17,500	17,232	17,500	5.59
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.44%	09/09/16	03/09/22	20,000	19,841	20,000	6.39
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(14)(15)	L+ 6.50%	8.16%	07/19/19	NA	26,344	26,344	26,344	8.42
					63,844	63,417	63,844	20.40
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.91%	11/06/19	08/16/24	20,000	18,014	19,025	6.08
	(1.00% Floor)
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 6.50%	8.41%	08/22/19	08/22/24	19,067	18,713	18,696	5.97
	(1.50% Floor)

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	10.18%	05/04/18	05/04/23	23,566	$23,112	$23,566	7.53%
	(1.00% Floor)
Total Debt Investments					591,199	575,686	566,374	180.94
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	N/A	187	560	467	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	276	0.09
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	149	-	48	0.02
Health Care Services
Lab Logistics Preferred Units	N/A	N/A	10/29/19	N/A	2	857	857	0.27
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	461	0.15
					10	857	1,318	0.42
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	-	-
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,721	1.19
					165	2,890	3,721	1.19
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	08/13/14	08/31/22	10,000	10,029	9,651	3.08
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	6,586	6,586	6,949	2.22
Trading Companies & Distributors
Vessco Holdings, LLC(4)	N/A	N/A	08/22/19	N/A	489	800	800	0.26
Trucking
Europcar Mobility Group(5)	N/A	N/A	10/31/19	12/31/22	-	-	84	0.03
Total Equity Investments
					17,903	22,039	23,314	7.46
Total Investments					609,102	$597,725	$589,688	188.40%

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2019

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 1.8%, 1.9% and 1.9%, respectively, as of December 31, 2019. The Prime was 4.75% as of December 31, 2019. The CDOR was 2.1% as of December 31, 2019.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case maybe.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 84%, of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2019. See Note 8.

(8)	The investment is on non-accrual status.

(9)	The fair value of the investment was determined using observable inputs. See Note 5. There are no legal restrictions on sales of the investment.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 188% of the Company’s net assets or 93% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	Except as otherwise noted, the fair value of each investment was determined using significant unobservable inputs. See Note 5.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)	Principal amount is denominated in Canadian dollars.

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV’’), a joint venture, which invests primarily in senior secured first and second lien term loans.

(15)	Security is perpetual with no defined maturity date.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2020

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as the London Interbank Offered Rate (“LIBOR”) and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration”) provides administrative services necessary for the Company to operate.

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the WhiteHorse Advisers to fall within the definition of  “commodity pool operator” under the Commodity Exchange Act (“CEA”), and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2020.

Principles of Consolidation: Under the investment company rules and regulations pursuant to ASC Topic 946, WhiteHorse Finance is precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, WhiteHorse Finance generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. The Company does not consolidate its investment in STRS JV. See further description in Note 4.

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

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Credit Facility (as defined in Note 6). Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee generally once a quarter after the payment of operating expenses and amounts due under the Credit Facility (as defined in Note 6).

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2020 and December 31, 2019.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2020 or December 31, 2019. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2016 remain subject to examination by the Internal Revenue Service.

As of March 31, 2020 and December 31, 2019, the cost of investments for federal income tax purposes was $597,378 and $601,862 resulting in net unrealized depreciation of $40,263 and $12,174, respectively. This is comprised of gross unrealized appreciation of $1,215 and $5,223, and gross unrealized depreciation of $41,478 and $17,397, on a tax basis, as of March 31, 2020 and December 31, 2019, respectively.

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

Risks and Uncertainties: In the normal course of business, the Company encounters primarily two significant types of economic risks: credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Refer to “COVID-19 Developments” section in Note 8. Management believes that the carrying value of the Company’s investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

NOTE 3 — FORWARD CURRENCY CONTRACTS

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The Company utilizes forward foreign currency exchange contracts to protect itself against fluctuations in exchange rates. During the three months ended March 31, 2020, the Company recognized a realized gain of $6 and an unrealized loss of $1 in the statement of operations relating to forward currency exchange contracts held during the year. The Company may choose to renew contracts quarterly unless otherwise settled by the Company or the counterparty.

The value associated with unrealized loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts at March 31, 2020 are as follows:

Counterparty	Currency to be sold	Currency to be purchased	Settlement date	Unrealized appreciation ($)	Unrealized depreciation ($)
JP Morgan Chase Bank	C$ 188 CAD	$ 133 USD	06/30/2020	$-	$(1)
				$-	$(1)

Realized gain (loss) on forward currency contracts recognized in income

Risk exposure category	For the three months ended March 31, 2020
Foreign exchange	$6

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income

Risk exposure category	For the three months ended March 31, 2020
Foreign exchange	$(1)

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2020:

As of March 31, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
JP Morgan Chase Bank	$1	$—	$—	$—	$1
Total	$1	$—	$—	$—	$1

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$477,263	$447,991	$486,340	$477,875
Second lien secured loans	55,477	53,786	63,002	62,155
Subordinated Note to STRS JV	36,537	36,537	26,344	26,344
Equity (excluding STRS JV)	14,893	13,257	15,453	16,365
Equity in STRS JV	9,134	5,544	6,586	6,949
Total	$593,304	$557,115	$597,725	$589,688

The following table shows the portfolio composition by industry(1) grouping at fair value:

	March 31, 2020		December 31, 2019
Advertising	$8,713	1.69%	$9,804	1.76%
Agricultural & Farm Machinery	9,530	1.85	10,073	1.81
Air Freight & Logistics	5,467	1.06	5,600	1.01
Application Software	5,112	0.99	5,395	0.97
Automotive Retail	23,790	4.62	24,890	4.47
Broadcasting	11,831	2.30	12,396	2.23
Cable & Satellite	13,950	2.71	14,250	2.56
Communications Equipment	4,489	0.87	4,857	0.87
Data Processing & Outsourced Services	27,669	5.37	40,699	7.32
Department Stores	13,387	2.60	13,544	2.43
Distributors	5,145	1.00	5,594	1.01
Diversified Chemicals	8,486	1.65	8,733	1.57
Diversified Support Services	16,774	3.26	17,636	3.17
Education Services	11,487	2.23	11,519	2.07
Environmental & Facilities Services	—	—	6,329	1.14
Food Retail	6,625	1.29	7,668	1.38
Health Care Facilities	13,024	2.53	14,760	2.65
Health Care Services	26,505	5.15	27,010	4.85
Home Furnishings	4,883	0.95	5,040	0.91
Human Resource & Employment Services	12,045	2.34	12,354	2.22
Interactive Media & Services	12,581	2.44	12,673	2.28
Internet & Direct Marketing Retail	17,898	3.47	18,424	3.31
Investment Banking & Brokerage	20,688	4.02	22,935	4.12
IT Consulting & Other Services	4,141	0.80	4,236	0.76
Leisure Facilities	20,795	4.04	24,086	4.33
Office Services & Supplies	11,703	2.27	12,029	2.16
Other Diversified Financial Services	27,574	5.35	28,376	5.10
Packaged Foods & Meats	11,496	2.23	11,924	2.14
Property & Casualty Insurance	6,281	1.22	—	—
Research & Consulting Services	27,714	5.38	28,704	5.16
Restaurants	8,577	1.67	9,717	1.75
Specialized Consumer Services	4,923	0.96	4,355	0.78
Specialty Chemicals	10,549	2.05	11,463	2.06
Specialized Finance	37,138	7.23	47,151	8.47
Systems Software	14,034	2.72	19,025	3.42
Technology Hardware, Storage & Peripherals	30,636	5.95	23,566	4.24
Trading Companies & Distributors	19,325	3.75	19,496	3.50
Trucking	69	0.01	84	0.02
Total	$515,034	100.00%	$556,395	100.00%

(1)	Excludes investments in STRS JV.

As of March 31, 2020 the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd. (which are located in Canada). As of March 31, 2020 and December 31, 2019, the weighted average remaining term of the Company’s debt investments were approximately 3.7 years and 3.4 years, respectively.

As of March 31, 2020 and December 31, 2019, the total fair value of non-accrual loans were $20,741 and $7,668, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2020:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at March 31, 2020
Non-controlled affiliates
NMFC Senior Loan Program I LLC Units	Equity	$275	$9,651	$—	$—	$—	$(2,001)	$7,650
Total Non-controlled affiliates		$275	$9,651	$—	$—	$—	$(2,001)	$7,650

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at March 31, 2020
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$625	$26,344	$10,193	$—	$—	$—	$36,537
WHF STRS Ohio Senior Loan Fund LLC*	Equity	153	6,949	2,548	—	—	(3,953)	5,544
Total Controlled affiliates		$778	$33,293	$12,741	$—	$—	$(3,953)	$42,081

The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2019:

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2019
Non-controlled affiliates
NMFC Senior Loan Program I LLC Units	Equity	$1,173	$9,630	$—	$—	$—	$21	$9,651
RCS Creditor Trust Class B Units	Equity	—	535	—	—	—	(535)	—
Total Non-controlled affiliates		$1,173	$10,165	$—	$—	$—	$(514)	$9,651

Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2019
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$936	$—	$26,344	$—	$—	$—	$26,344
WHF STRS Ohio Senior Loan Fund LLC*	Equity	—	—	6,586		—	363	6,949
Total Controlled affiliates		$936	$—	$32,930	$—	$—	$363	$33,293

*	The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of limited liability company (“LLC”) equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into a limited liability company operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware limited liability company. STRS Ohio and the Company have committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. STRS JV will invest primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years.

In July 2019, STRS JV formally launched operations. As of March 31, 2020, STRS JV had total assets of $126,443. STRS JV’s portfolio consisted of debt investments in 14 portfolio companies as of March 31, 2020. As of March 31, 2020, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $14,696. The five largest investments in portfolio companies by fair value in STRS JV totaled $57,124. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of March 31, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $9,134 and advances of the subordinated notes of $36,537 as of March 31, 2020. As of March 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $5,866 and $23,463 were unfunded, respectively.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). As of March 31, 2020, the STRS JV Credit Facility had $125,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of March 31, 2020, STRS JV had $56,525 of outstanding borrowings under the STRS JV Credit Facility. At March 31, 2020, the effective interest rate on the STRS JV Credit Facility was 3.86% per annum.

Below is a listing of STRS JV’s individual investments as of March 31, 2020:

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.92%	10/21/19	10/11/24	8,820	$8,658	$8,466
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	909	893	873
	(1.00% Floor)				9,729	9,551	9,339
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.70%	12/31/19	09/01/22	6,529	6,526	6,333
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.25%	7.70%	12/13/19	09/01/22	4,309	4,306	4,132
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.70%	12/13/19	09/01/22	1,134	1,128	1,100
	(1.00% Floor)				11,972	11,960	11,565
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan(7)	L+ 6.25%	7.52%	01/22/20	12/19/24	14,744	11,067	9,530
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	7.52%	01/22/20	12/19/24	—	—	(36)
	(1.00% Floor)				14,744	11,067	9,494
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.45%	07/19/19	12/28/24	10,833	10,644	8,807
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	935	919	760
	(1.00% Floor)				11,768	11,563	9,567
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	5,271	5,170	5,028
	(1.00% Floor)
First Lien Secured Revolving Loan(6)	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	(14)
	(1.00% Floor)				5,271	5,170	5,014
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/31/24	13,597	13,372	12,917
	(1.00% Floor)				13,597	13,372	12,917
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.45%	07/19/19	06/28/26	7,325	7,193	6,605
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.45%	07/19/19	06/28/26	2,870	2,818	2,588
	(1.00% Floor)				10,195	10,011	9,193
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.03%	11/05/19	11/05/24	10,250	10,062	9,891
	(1.00% Floor)				10,250	10,062	9,891
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.57%	07/19/19	07/01/25	13,680	13,440	13,270
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 5.50%	6.57%	07/19/19	07/01/25	—	—	(13)
	(1.00% Floor)				13,680	13,440	13,257
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 6.00%	7.25%	02/18/20	01/29/25	3,080	3,020	2,957
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,787	7,644	7,515
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 6.50%	8.10%	03/20/20	02/28/25	9,273	9,158	8,995
	(1.50% Floor)				20,140	19,822	19,467
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	08/13/24	4,852	4,766	4,124
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	08/13/24	1,330	1,306	1,131
	(1.00% Floor)				6,182	6,072	5,255
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 5.50%	7.41%	07/19/19	05/01/24	8,268	8,132	8,020
	(1.00% Floor)				8,268	8,132	8,020
Total Investments					135,796	$130,222	$122,979

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 1.0%, 1.5% and 1.2%, respectively, as of March 31, 2020. The CDOR was 1.2% as of March 31, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,331% of STRS JV’s net assets or 97% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

As of March 31, 2020, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $4,645 under undrawn revolvers as of March 31, 2020.

Below is certain summarized financial information for STRS JV as of and for the three month period ended March 31, 2020 (dollars in thousands):

Selected Balance Sheet Information
Assets:
Investments, at fair value (amortized cost of $130,222)	$122,979
Cash and cash equivalents	2,825
Other assets	639
Total assets	$126,443
Liabilities:
Credit facility	54,795
Note payable to members	60,896
Interest payable on credit facility	186
Interest payable on notes to members	1,042
Other liabilities	285
Total liabilities	$117,204
Members’ equity	9,239
Total liabilities and members’ equity	$126,443

Selected Statement of Operations Information
Interest income	$2,377
Total investment income	$2,377
Interest expense on credit facility	764
Interest expense on notes to members	1,042
Administrative fee	59
Other expenses	112
Total expenses	$1,977
Net investment income	400
Net realized losses on investments and foreign currency transactions	(44)
Net change in unrealized depreciation on investments and foreign currency translation	(6,691)
Net decrease in net assets resulting from operations	$(6,335)

NOTE 5 - FAIR VALUE MEASUREMENTS

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2020 and year ended December 31, 2019, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$447,991	$447,991
Second lien secured loans	—	—	53,786	53,786
Subordinated Note to STRS JV	—	—	36,537	36,537
Equity (excluding STRS JV)	—	—	13,257	13,257
Equity in STRS JV(1)	—	—	—	5,544
Total investments	$—	$—	$551,571	$557,115

The Company’s investments in forward currency contracts, which were valued at $(1) as of March 31, 2020, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$477,875	$477,875
Second lien secured loans	—	—	62,155	62,155
Subordinated Note to STRS JV	—	—	26,344	26,344
Equity (excluding STRS JV)	467	—	15,898	16,365
Equity in STRS JV(1)	—	—	—	6,949
Total investments	$467	$—	$582,272	$589,688

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2020:

	First Lien Secured Loans	Second Lien Secured Loans	Subordinated Notes to STRS JV	Equity	Total Investments
Fair value, beginning of period	$477,875	$62,155	$26,344	$15,898	$582,272
Funding of investments	27,640	—	10,193	—	37,833
Non-cash interest income	308	—	—	—	308
Accretion of discount	579	87	—	18	684
Proceeds from paydowns and sales	(37,961)	(7,610)	—	(18)	(45,589)
Realized gains	354	—	—	—	354
Net unrealized (depreciation) appreciation	(20,804)	(846)	—	(2.641)	(24,291)
Fair value, end of period	$447,991	$53,786	$36,537	$13,257	$551,571
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2020	$(20,808)	$(844)	$—	$(2,641)	$(24,293)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$359,416	$97,167	$12,275	$468,858
Funding of investments	49,222	—	477	49,699
Non-cash interest income	91	567	—	658
Accretion of discount	809	519	—	1,328
Proceeds from paydowns and sales	(34,916)	(17,342)	—	(52,258)
Realized losses	(2,018)	—	—	(2,018)
Net unrealized (depreciation) appreciation	1,890	(582)	(211)	1,097
Fair value, end of period	$374,494	$80,329	$12,541	$467,364
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2020	$1,300	$(115)	$(211)	$974

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at March 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$395,152	Discounted cash flows	Discount rate	8.0% – 26.8% (11.0%)
			Exit multiple	4.0x – 15.0x (7.7x)
	19,649	Guideline public companies	LTM EBITDA multiple	5.0x – 6.2x (5.7x)
	33,190	Discounted cash flows and consensus market pricing	Discount rate	8.4% – 10.6% (9.9%)
			Market quotes	81.7 – 95.3 (89.0)
			Exit multiple	5.0x – 9.0x (7.4x)
	$447,991

Second lien secured loans	$53,786	Discounted cash flows	Discount rate	12.9% – 49.4% (29.4%)
			Exit multiple	5.5x
	$53,786

JV Subordinated loan	$36,537	Enterprise value	-	-
	$36,537

Preferred Equity	$1,005	Similar transactions	LTM EBITDA multiple	8.5x
	$1,005

Common Equity	$7,650	Discounted cash flows	Discount rate	23.4%
			Discount for lack of marketability	2.0%
	802	Similar transactions	LTM EBITDA multiple	5.0x – 8.0x (7.8x)
			Discount for lack of marketability	40.0%
	$8,452

Warrant	$3,731	Discounted cash flows and	Discount rate	23.0% - 33.0% (24.2%)
		Option-pricing method	Exit multiple	5.5x – 8.0x (5.8x)
			Volatility	2.0% - 2.4% (2.4%)
			Discount for lack of marketability	10.0% - 13.0% (10.4%)
	$3,731

Earnout and Holdback	$69	Discounted cash flows	Discount rate	0.4%
	$69

Total Level 3 Investments	$551,571

Investment Type	Fari Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$204,908	Discounted cash flows	Discount rate	8.8% – 20.0% (10.9)%
			Exit multiple	4.8x – 9.0x (7.3x)
	525	Asset coverage and Recent transaction	Transaction price	100.0
	184,636	Discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.2% – 11.2% (9.1)%
			Market quotes or transaction price	97.1 – 99.7 (98.2)
			Exit multiple	7.0x – 10.0x (8.2x)
	22,429	Guideline public companies	Exit multiple	4.0x – 5.0x (4.6x)
	5,405	Expected repayment	Repayment price	100.0
	59,972	Consensus market pricing or recent transaction	Market quotes or transaction price	95.1 – 98.0 (96.6)
	$477,875
Second lien secured loans	$62,155	Discounted cash flows	Discount rate	12.0% – 1 8.5% (14.9)%
			Exit multiple	6.0x
	$62,155
Subordinated Note to STRS JV	$26,344	Enterprise value	—	—
	$26,344
Preferred Equity	$1,133	Similar transactions	Transaction multiple	9.4x – 9.5x (9.5x)
	$1,133
Common Equity	$9,650	Discounted cash flows	Discount rate	9.1%
			Discount for lack of marketability	2.0%
	$849	Similar transactions	Transaction multiple	6.0x – 6.8x (6.8x)
	$10,499
Warrant	$4,182	Discounted cash flows and	Discount rate	23.0% – 30.0% (23.8)%
		Option-pricing method	Exit multiple	5.5x – 8.0x (5.8x)
			Volatility	1.3% – 2.2% (2.1)%
			Discount for lack of marketability	10.0% – 13.0% (10.3)%
	$4,182
Earnout and Holdback	$84	Discounted cash flows	Discount rate	1.6%
	$84
Total Level 3 Investments	$582,272

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of March 31, 2020 and December 31, 2019. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		March 31, 2020		December 31, 2019
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$230,866	$224,700	$238,917	$243,435
Private Notes	3	30,000	28,435	30,000	31,558
2025 Notes	2	35,000	27,958	35,000	36,722
		$295,866	$281,093	$303,917	$311,715

NOTE 6 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2020, the Company’s asset coverage for borrowed amounts was 196.2%.

Total borrowings outstanding and available as of March 31, 2020, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$230,866	$19,134
Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			295,866	$19,134
Debt issuance cost			(4,737)
Total debt net issuance cost			$291,129

Total borrowings outstanding and available as of December 31, 2019, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$238,917	$11,083
Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			303,917	$11,083
Debt issuance cost			(4,993)
Total debt net issuance cost			$298,924

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a $200,000 revolving credit and security agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender (the “Credit Facility”). On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, WhiteHorse Credit and JPMorgan again amended and restated the terms of the Credit Facility to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220,000 to $235,000 and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. In November 2018, the Company entered into an amendment to the Credit Facility, which, among other things, allows for a temporary reduction in the required minimum outstanding borrowings. On November 22, 2019, the terms of the Credit Facility were again amended and restated to, among other things, (i) extend the maturity date from December 29, 2021 to November 22, 2024; (ii) increase the size of the facility from $200,000 to $250,000 with an additional $100,000 accordion feature, which allows for the expansion of the borrowing limit, exercisable in increments of at least $35,000 (the “Commitment”); (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.

The Credit Facility bears interest at LIBOR plus 2.50% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 70.0% of the total commitments), on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then was increased to $135,000 until August 20, 2019. Between August 20, 2019 and November 22, 2019, the required minimum outstanding borrowings was $155,000. Subsequent to November 22, 2019 the minimum borrowing requirement is $175,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $458,867 as of March 31, 2020 as collateral. The Credit Facility has a final maturity date of November 22, 2024.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2020, the Company had $230,866 in outstanding borrowings and $19,134 undrawn under the Credit Facility. Weighted average outstanding borrowings were $219,409 at a weighted average interest rate of 4.22%, respectively, for the three months ended March 31, 2020. At March 31, 2020, the interest rate in effect on outstanding borrowings was 3.78%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2020, approximately $19,134 was available to be drawn by the Company based on these requirements.

Private Notes: On July 13, 2018, the Company entered into an agreement (the “Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured Private Notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Interest on the Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the Private Notes cease to have an investment grade rating. The Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2020 and 2019, the Company incurred base management fees of $3,092 and $2,412, net of fees waived, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2020 and 2019, the Company reversed previously accrued Capital Gains Incentive Fees of $626 and $121, respectively. As of March 31, 2020 and December 31, 2019, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $0 and $626, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three months ended March 31, 2020 and March 31, 2019, the Company incurred total performance-based incentive fees of $441 and $1,751, respectively.

Administration Agreement: Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the U.S. Securities and Exchange Commission. In addition, WhiteHorse Administration assists the Company in determining and publishing its net asset value, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During the three months ended March 31, 2020 and March 31, 2019, the Company incurred allocated administrative service fees of $171 and $158, respectively.

Co-investments with Related Parties: At March 31, 2020 and December 31, 2019, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $0, respectively.

At March 31, 2020 and December 31, 2019, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $2,258,194 and $2,241,494, respectively.

STRS JV: For the three month period ended March 31, 2020, the Company sold $28,458 of investments to STRS JV at fair value and recognized $35 of net realized gains.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The balance of unfunded commitments to extend credit was approximately $8,626 and $9,056 as of March 31, 2020 and December 31, 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of March 31, 2020 and December 31, 2019:

	Unfunded Commitment as of
	March 31, 2020	December 31, 2019
Revolving Loan Commitments:
Geo Logic Systems Ltd.	$287	$1,288
ImageOne Industries, LLC	652	—
Lift Brands, Inc.	376	594
Newscycle Solutions, Inc.	—	36
WH Lessor Corp.	—	646
	1,315	2,564
Delayed Draw Loan Commitments:
Crown Brands LLC	850	850
Lab Logistics, LLC	572	572
PS Lightwave, Inc.	1,495	—
Sklar Holdings, Inc.	3,039	3,039
True Blue Car Wash, LLC	1,355	2,031
	7,311	6,492
Total Unfunded Commitments	$8,626	$9,056

As of March 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $5,866 and $23,463 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three months ended March 31, 2020 and subsequent to March 31, 2020, the COVID-19 pandemic has had a significant impact on the U.S economy. The Company had a significant reduction in its net asset value as of March 31, 2020 as compared to its net asset value as of December 31, 2019, which was primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of the Company’s investment portfolio resulting from decreases in the fair value of some of its portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding COVID-19’s long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. To the extent the Company's portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2020	2019
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.35

Net investment income	0.30	0.37
Net realized and unrealized (losses) gains on investments	(1.31)	(0.03)
Net increase (decrease) in net assets resulting from operations	(1.01)	0.34

Distributions declared from net investment income	(0.36)	(0.36)
Net asset value, end of period	$13.86	$15.33

Total annualized return based on market value(2)	(194.35)%	47.19%
Total annualized return based on net asset value	(27.92)%	8.93%
Net assets, end of period	$284,705	$315,007
Per share market value at end of period	$7.08	$14.20
Shares outstanding end of period	20,546,032	20,546,032

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)(5)	10.65%	8.36%
Ratio of incentive fees to average net assets(4)	0.58%	2.23%
Ratio of total expenses to average net assets(4)(5)	11.23%	10.59%
Ratio of net investment income to average net assets(4)(5)	8.13%	9.70%
Portfolio turnover ratio	4.82%	10.06%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	WhiteHorse Advisers did not waive any base management fees during the three months ended March 31, 2020. During the three months ended March 31, 2019, WhiteHorse Advisers irrevocably waived $177 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.59%, 2.19%, 10.77% and 9.47%, respectively, for the three months ended March 31, 2019.

(5)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 10 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended March 31,
	2020	2019
Net increase in net assets resulting from operations	$(20,956)	$7,005
Weighted average shares outstanding	20,546,032	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$(1.01)	$0.34

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

See Note 8 for information regarding the potential impact of the COVID-19 pandemic. To the extent the Company’s portfolio companies are adversely impacted by the effects of the COVID-19 pandemic, it may have a material adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, the “Company”, "we", "us", "our" and "WhiteHorse Finance" refer to WhiteHorse Finance, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our ability to consummate new investments and the impact of such investments;

•	our ability to continue to effectively manage our business due to the significant disruptions caused by the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);

•	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current COVID-19 pandemic;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of increased competition;

•	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;

•	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;

•	our ability to pay dividends or make distributions;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

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

 We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the U.S. Securities and Exchange Commission, or the SEC, in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

COVID-19 Developments

The rapid spread of COVID-19 and the related effect on the U.S. and world economy, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and threatens to continue to adversely affect, our operations and the operations of our investment adviser (including those relating to us). Our investment adviser has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the COVID-19, including its duration in the United States and worldwide and the extent of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our investment adviser and/or our portfolio companies, is uncertain. Depending on the duration and extent of the disruption to the operations of our portfolio companies, we expect that certain portfolio companies will experience financial distress and possibly default on their financial obligations to us and their other capital providers. We also expect that some of our portfolio companies may significantly curtail business operations, furlough or lay off employees, terminate relationships with service providers and defer capital expenditures if subjected to prolonged and severe financial distress, which could permanently impair their business. These developments would likely result in a decrease in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies have already had adverse effects on our results of operations, which are described in further detail below, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. In connection with the adverse effects of the COVID-19 pandemic, we may need to restructure our investments in some of our portfolio companies, which could result in diminished interest payments or in permanent impairments on our investments. The effects of the COVID-19 pandemic discussed above increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to distribution payments to stockholders and to servicing our existing debt under our revolving credit facility, or the Credit Facility, with JPMorgan Chase Bank, National Association, as administrative agent and lender, or the Lender.

As of March 31, 2020, we are permitted under the 1940 Act, as a business development company, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. While we are in compliance with our asset coverage requirements under the 1940 Act as of March 31, 2020, we are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby resulting in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of March 31, 2020, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2020, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Over the past four years, our management team has sought strategies that will help us weather periods of economic decline. We have attempted to avoid deeply cyclical sectors and have only made loans where we believed a repeat of the Great Recession would allow us to recover 100% of our loans. We have focused on moderate leverage, first lien lending and have not extended a new second lien loan since 2018. Additionally, we have taken a conservative position on the Company’s liquidity, making sure we have a top-tier leverage partner and very significant cushion against default.

Over the past few weeks, the WhiteHorse Advisers credit team has been in close contact with the owners and management teams of each of our portfolio companies. With the rapid onset of the crisis, these owners and management teams have been actively assessing the likely impacts to their businesses and are coordinating with us to guide their companies through the fallout. In dealing with the economic decline that is occurring right now and in the coming quarters, we are operating under a philosophy that we will work hand in hand with our borrowers to support them. We expect owners to support their firms with additional equity where possible, and we will react to this by showing flexibility in our terms as appropriate.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will have a negative impact to cash flows earned by us during the second and third quarter of 2020, which would result in a material adverse effect on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a spread over LIBOR or an equivalent risk-free index rate. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as fee income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

Subsequent to March 31, 2020, market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and may continue to adversely affect, our operations and the operations of our investment adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. However, we do expect that the COVID-19 pandemic will have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “COVID-19 Developments” above.

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

Investment Income

Investment income for the three months ended March 31, 2020 totaled $14.5 million, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three months ended March 31, 2019 of $15.9 million. Investment income decreased primarily as a result of a decrease in non-recurring fee income, increase in non-accrual loans, as well as the decrease in LIBOR from March 31, 2019 to March 31, 2020, as discussed above under “COVID-19 Developments”. Investment income for the three months ended March 31, 2020 and 2019 included $0.3 million and $1.0 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, net of any fees waived and excluding excise tax, totaled $8.3 million and $8.1 million for the three months ended March 31, 2020 and 2019, respectively.

Interest expense totaled $3.7 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. The increase was primarily due to higher borrowing base, partially offset by interest rates resulting from a decrease in LIBOR.

Base management fees (net of fees waived, if any) totaled $3.1 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, there were no base management fees waived. For the three months ended March 31, 2019, WhiteHorse Advisers waived approximately $0.2 million in base management fees.

Performance-based incentive fees totaled $0.4 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in performance-based incentive fees was mainly attributable to a decrease in pre-incentive fee net investment income as well as a $0.6 million reversal of the previously accrued (but not yet payable) capital gains incentive fee component, which was driven by losses recognized in the portfolio in the current period.

Administrative service fees for the three months ended March 31, 2020 and 2019 totaled $0.2 million and $0.2 million, respectively.

General and administrative expenses were $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2020 and 2019, we accrued a net excise tax expense of $0.2 million and $0.2 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains (Losses) on Investments

For the three months ended March 31, 2020, we incurred a net realized gains on investments of $0.5 million, which was driven by sales of portions of our positions in Fluent, LLC and Vero Parent, Inc. For the three months ended March 31, 2019, we incurred a net realized loss of approximately $2.0 million, which was driven by the sale of our remaining position in Outcome Health.

For the three months ended March 31, 2020 and 2019, we recorded net unrealized depreciation of $28.2 million and net appreciation of $1.4 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Unrealized depreciation during the three months ended March 31, 2020 was primarily attributable to fair value decreases as a result of the COVID-19 pandemic, see “COVID-19 Developments” section above. Unrealized appreciation during the three months ended March 31, 2019 was primarily attributable to fair value increases in Grupo HIMA San Pablo, Inc., Fluent, LLC as well as the reversal of prior unrealized depreciation upon the sale of our remaining investment in Outcome Health. This was partially offset by a $0.5 million fair value decrease in our investment in RCS Creditor Trust Class B Units and a $0.5 million reversal of prior unrealized appreciation upon the full repayment of our investment in Caelus Energy Alaska O3, LLC.

Financial Condition, Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with the “COVID-19 Developments” section above.

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Our operating activities provided cash and cash equivalents of $15.5 million during the three months ended March 31, 2020, primarily from the net proceeds received from realizations and repayments on our investments as well as cash provided from the net change in working capital. Our financing activities used cash and cash equivalents of $14.9 million during the three months ended March 31, 2020, primarily due to repayments on the credit facility and the payment of distributions to stockholders.

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

As of March 31, 2020, we had cash and cash equivalent resources of $28.1 million, including $11.6 million of restricted cash.  As of the same date, we had approximately $19.1 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2019, we had cash and cash equivalent resources of $27.5 million, including $23.2 million of restricted cash. As of the same date, we had $11.1 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of March 31, 2020, STRS JV had total assets of $126.4 million. STRS JV’s portfolio consisted of debt investments in 14 portfolio companies as of March 31, 2020. As of March 31, 2020, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $57.1 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests and subordinated notes. As of March 31, 2020, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $9.1 million and $36.5 million as of March 31, 2020, respectively. As of the same date, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $5.9 million and $23.5 million was unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2020:

Total investments(1)	$122,979
Weighted average effective yield on total portfolio(2)	7.8%
Number of portfolio companies in STRS JV	14
Largest portfolio company investment(1)	$13,257
Total of five largest portfolio company investments (1)	$57,124

(1)	At fair value.

(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following:

	March 31, 2020
	Amortized Cost	Fair Value
First lien secured loans	$130,222	122,979
Total	$130,222	122,979

The following table shows the portfolio composition by industry grouping at fair value:

	March 31, 2020
Advertising	$9,339	7.6%
Construction & Engineering	11,565	9.4
Data Processing & Outsourced Services	9,494	7.7
Diversified Support Services	9,567	7.8
Environmental & Facilities Services	5,014	4.1
Health Care Services	12,917	10.5
Industrial Machinery	9,193	7.5
Insurance Brokers	9,891	8.0
Internet & Direct Marketing Retail	13,257	10.8
Packaged Foods & Meats	19,467	15.8
Personal Products	5,255	4.3
Systems Software	8,020	6.5
Total	$122,979	100.00%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2020 and selected statement of operations information for the three months ended March 31, 2020.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into the $200 million Credit Facility with the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse Finance (CA), LLC, or WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. On November 19, 2018, we entered into an amendment, which, among other things, allows for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility.

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

As of March 31, 2020, there was $230.9 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $19.1 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $458.9 million as of March 31, 2020.

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

Advances under the Credit Facility are based on the three-month LIBOR plus an annual spread of 2.50%. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 1.00% per annum (or 0.60% per annum with respect to any date in which the aggregated amount of outstanding borrowings is greater than 70.0% of the total commitments), on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2024.

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

Portfolio Investments and Yield

As of March 31, 2020, our investment portfolio consisted primarily of senior secured loans across 65 positions in 52 companies with an aggregate fair value of $557.1 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing 0.0% based on fair value. As of March 31, 2020, our portfolio had an average investment size of $8.2 million based on fair value (average debt investment size of $9.3 million), with investment sizes ranging from $0.0 million to $24.3 million and a weighted average effective yield of 9.1% (and a weighted average effective yield on income-producing debt investments of 9.9%).

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

For the three months ended March 31, 2020, we invested $27.6 million in new and existing portfolio companies, offset by repayments and sales of $33.5 million. Proceeds from sales totaled $21.0 million while repayments included $3.1 million of scheduled repayments and $9.4 million of unscheduled repayments.

For the three months ended March 31, 2019, we invested $49.7 million in new and existing portfolio companies, offset by repayments and sales of $52.3 million. Proceeds from sales totaled $5.5 million while repayments included $2.3 million of scheduled repayments and $44.5 million of unscheduled repayments

We actively monitor and manage our portfolio with regard to individual company performance as well as general market conditions. Investment decisions on new originations generally include an analysis of the impact of the new loan on our broader portfolio, including a “top-down” assessment of portfolio diversification and risk exposure. This assessment includes a review of portfolio concentration by issuer, industry, geography and type of credit as well as an evaluation of our portfolio’s exposure to macroeconomic factors and cyclical trends.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	March 31, 2020		December 31, 2019
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$12.6	2.2%	$13.4	2.3%
2	363.6	65.3	491.4	83.3
3	174.3	31.3	77.2	13.1
4	-	-	-	-
5	6.6	1.2	7.7	1.3-
Total Portfolio	$557.1	100.0%	$589.7	100.0%

During the three months ended March 31, 2020, twelve investments moved from a rating of 2 to a rating of 3, largely due to the economic impact of the COVID-19 pandemic, see “COVID-19 Developments” section in Note 8 to our consolidated financial statements.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2020 and December 31, 2019, we had commitments to fund approximately $8.7 million and $9.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During both three months ended March 31, 2020 and March 31, 2019, we declared to stockholders distributions of $0.355 per share, for total distributions of $7.3 million.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2020, we estimate that distributions to stockholders included $7.3 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2019 and current earnings for the three months ended March 31, 2020. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2019 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 20% of such dividend under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Payments Due by Period (Dollars in millions)
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Credit Facility	$230.9	$-	$-	$230.9	$
Private Notes	30.0	-	-	30.0		-
2025 Notes	35.0	-	-	-		35.0
Total contractual obligations	$295.9	$-	$-	$260.9		$35.0

As of March 31, 2020, we had $19.1 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended on November 1, 2018. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 7 to the consolidated financial statements.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements, which discusses recent accounting pronouncements applicable to us, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates. These loans are usually based on a floating rate based on LIBOR that resets quarterly to the applicable LIBOR. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we plan to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In addition, U.S. and global capital markets have experienced a higher level of stress due to the global COVID-19 pandemic which has resulted in an increase in the level of volatility across such markets and a general decline in value of securities held by us. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

Basis Point Increase(Decrease)	Increase(Decrease) in Interest Income	Increase(Decrease) in Interest Expense	Net Increase(Decrease)
(100)	$(2,272)	$(2,309)	$37
100	5,971	2,309	3,662
200	11,765	4,617	7,148
300	17,560	6,926	10,634
400	23,355	9,235	14,120
500	29,149	11,543	17,606

As of March 31, 2020, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

For a discussion of the risks associated with the discontinuation of LIBOR, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital” in our annual report on Form 10-K for the year ended December 31, 2019.

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

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, could result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Developments.”

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of March 31, 2020, our total outstanding indebtedness was $295.9 million and our asset coverage was 196.2%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of March 31, 2020, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2020 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2020. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of March 31, 2020 (1)	(20.8)%	(11.0)%	(1.2)%	8.6%	18.4%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(42.9)%	(26.3)%	(9.7)%	7.0%	23.6%

(1)	Assumes $591.9 million in total assets, $295.9 million in debt outstanding and $284.7 million in net assets as of March 31, 2020, and an average cost of funds of 4.3%, which is our weighted average borrowing cost as of March 31, 2020.

(2)	Assumes $981.4 million in total assets, $569.4 million in debt outstanding and $284.7 million in net assets as of March 31, 2020, and an average cost of funds of 4.0%, which would be our weighted average borrowing cost assuming 150% asset coverage as of March 31, 2020.

Based on our outstanding indebtedness of $295.9 million as of March 31, 2020 and an average cost of funds of 3.8%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.3% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $569.4 million on an assumed 150% asset coverage ratio and an average cost of funds of 3.8%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.9% to cover annual interest payments on our outstanding indebtedness.

Global capital markets could enter a period of severe disruption and instability due to future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease pandemics and other serious health events. These market conditions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially adverse impact on our business, financial condition and results of operations.

The U.S. and global capital markets have, from time to time, experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, continuing uncertainty arising from the United Kingdom’s decision to leave the European Union (commonly known as “Brexit”) could lead to further market disruptions and currency volatility, potentially weakening consumer, corporate and financial confidence and resulting in lower economic growth for companies that rely significantly on Europe for their business activities and revenues. Furthermore, uncertainty between the United States and other countries with respect to trade policies, treaties and tariffs, among other factors, have caused disruptions in the global markets, including markets in which we participate, and we cannot assure you that these market conditions will not continue or worsen in the future. We may in the future have difficulty accessing debt and equity capital markets, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels, Brexit or other global economic and political conditions, including future recessions, political instability, geopolitical turmoil and foreign hostilities, and disease, pandemics and other serious health events, could have a material adverse effect on our business, financial condition and results of operations.

In December 2019, COVID-19 was first detected in the city of Wuhan in the Hubei province of China.  The spread of COVID-19 has resulted in governmental orders imposing travel restrictions and prolonged closures of many corporate offices, retail stores, manufacturing facilities, factories and other common places of public congregation around the world, which has materially disrupted the demand for our portfolio companies’ products and services and is making it more difficult for our portfolio companies to conduct their businesses. In addition, supply chains worldwide have been interrupted, slowed, or rendered inoperable as a result of the COVID-19 pandemic, and an increasing number of individuals are becoming ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates to control the outbreak have resulted in forced shutdowns of our portfolio companies’ facilities for extended periods. These prolonged disruptions in the business of our portfolio companies, including disruptions in their supply chains, have adversely affected their ability to obtain the necessary raw materials or components to make their products and caused a decline in the demand for their products or services. This may require, or in some cases already has required, our portfolio companies to furlough or lay off employees, terminate relationships with service providers or otherwise significantly curtail their standard business operations, which would likely cause, or already has caused, a negative impact on their operating results.

The global impact of the COVID-19 outbreak continues to evolve and is adversely affecting our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, and will continue to result in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. These factors are limiting our portfolio companies’ access to capital in a time of great economic distress. While government authorities are rapidly introducing creative proposals to address the needs of businesses, such actions may not adequately address the problems facing our portfolio companies.

The outbreak is likely to have a continued adverse impact on economic and market conditions and may trigger a prolonged period of global economic slowdown. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. In addition, the financial conditions and results of operations presented in this report, including our financial statements, reflect our financial position as of March 31, 2020, and may not be indicative of the full fiscal year as we expect the adverse effects of COVID-19 to be more pronounced in future periods. The full negative impact of COVID-19 on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to reduce the spread of the virus, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. Such disruptions are adversely affecting our business, financial condition, results of operations and cash flows, and future market disruptions and/or illiquidity will continue to negatively impact us. These unfavorable economic conditions are also increasing our funding costs and limiting our access to the capital markets, and may result in a decision by lenders not to extend credit to us in the future. These events have limited and will continue to limit our investment originations, limit our ability to grow and negatively impact our operating results and the fair values of our debt and equity investments.

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

WhiteHorse Finance, Inc.

Dated: May 11, 2020	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2020	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)