Form 10-Q
period 2020-06-30
WhiteHorse Finance, Inc.
filed 2020-08-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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
(Nasdaq Global Select Market)

As of August 6, 2020 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$490,013	$546,744
Non-controlled affiliate company investments	8,521	9,651
Controlled affiliate company investments	48,863	33,293
Total investments, at fair value (amortized cost $565,762 and $597,725, respectively)	547,397	589,688
Cash and cash equivalents	2,263	4,294
Restricted cash and cash equivalents	18,487	23,252
Restricted foreign currency (cost of $143)	136	—
Interest and dividend receivable	5,900	6,010
Amounts receivable on unsettled investment transactions	297	360
Prepaid expenses and other receivables	464	7,620
Total assets	$574,944	$631,224

Liabilities
Debt	$252,671	$298,924
Distributions payable	7,294	7,294
Management and incentive fees payable	7,359	8,290
Interest payable	1,315	1,674
Accounts payable and accrued expenses	1,163	1,944
Amounts payable on unsettled investment transactions	4,900	—
Unrealized depreciation on foreign currency forward contracts	3	—
Advances received from unfunded credit facilities	17	143
Total liabilities	274,722	318,269

Commitments and contingencies (See Note 8)

Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	21
Paid-in capital in excess of par	300,744	300,744
Accumulated earnings (deficit)	(543)	12,190
Total net assets	300,222	312,955
Total liabilities and total net assets	$574,944	$631,224

Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$14.61	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Investment income
From non-controlled/non-affiliate company investments
Interest income	$12,145	$12,746	$25,284	$27,238
Fee income	539	2,926	830	4,083
Dividend income	30	-	79	-
From non-controlled affiliate company investments
Dividend income	263	312	538	587
From controlled affiliate company investments
Interest income	606	-	1,231	-
Dividend income	240	-	393	-
Total investment income	13,823	15,984	28,355	31,908

Expenses
Interest expense	3,223	3,176	6,891	6,249
Base management fees	2,950	2,818	6,042	5,407
Performance-based incentive fees	1,311	2,055	1,752	3,806
Administrative service fees	171	159	342	317
General and administrative expenses	730	532	1,610	1,214
Total expenses, before fees waived	8,385	8,740	16,637	16,993
Base management fee waived	-	(220)	-	(397)
Total expenses, net of fees waived	8,385	8,520	16,637	16,596
Net investment income before excise tax	5,438	7,464	11,718	15,312
Excise tax	198	238	376	475
Net investment income after excise tax	5,240	7,226	11,342	14,837

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(77)	-	433	(2,018)
Non-controlled-affiliate company investments	-	-	-	-
Foreign currency transactions	70	-	67	-
Foreign currency forward contracts	(6)	-	-	-
Net realized gains (losses)	(13)	-	500	(2,018)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	15,841	937	(6,355)	2,925
Non-controlled affiliate company investments	871	56	(1,130)	(520)
Controlled affiliate company investments	1,111	-	(2,842)	-
Translation of assets and liabilities in foreign currencies	(237)	-	343	-
Foreign currency forward contracts	(2)	-	(3)	-
Net change in unrealized appreciation (depreciation)	17,584	993	(9,987)	2,405
Net realized and unrealized gains (losses) on investments	17,571	993	(9,487)	387
Net increase in net assets resulting from operations	$22,811	$8,219	$1,855	$15,224

Per Common Share Data
Basic and diluted earnings per common share	$1.11	$0.41	$0.09	$0.74
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	20,546,032	20,546,032	20,546,032	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at March 31, 2019	20,546,032	$21	$301,557	$13,429	$315,007
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	7,226	7,226
Net realized gains (losses) on investments	-	-	-	-	-
Net change in unrealized appreciation (depreciation) on investments	-	-	-	993	993
Distributions declared	-	-	-	(7,294)	(7,294)
Balance at June 30, 2019	20,546,032	$21	$301,557	$14,354	$315,932

Balance at March 31, 2020	20,546,032	$21	$300,744	$(16,060)	$284,705
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	5,240	5,240
Net realized gains (losses) on investments	-	-	-	(13)	(13)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	17,584	17,584
Distributions declared	-	-	-	(7,294)	(7,294)
Balance at June 30, 2020	20,546,032	$21	$300,744	$(543)	$300,222

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock		Paid-in Capital in Excess of	Accumulated Undistributed (Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	14,837	14,837
Net realized gains (losses) on investments	-	-	-	(2,018)	(2,018)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	2,405	2,405
Distributions declared	-	-	-	(14,588)	(14,588)
Balance at June 30, 2019	20,546,032	$21	$301,557	$14,354	$315,932

Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	11,342	11,342
Net realized gains (losses) on investments	-	-	-	500	500
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(9,987)	(9,987)
Distributions declared	-	-	-	(14,588)	(14,588)
Balance at June 30, 2020	20,546,032	$21	$300,744	$(543)	$300,222

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$1,855	$15,224
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(483)	(1,312)
Net realized (gains) losses on investments	(433)	2,018
Net unrealized (appreciation) depreciation on investments	10,328	(2,405)
Net unrealized appreciation on translation of assets and liabilities in foreign currencies	(343)	-
Net unrealized depreciation on foreign currency forward contracts	3	-
Accretion of discount	(1,461)	(1,957)
Amortization of deferred financing costs	511	498
Acquisition of investments	(66,942)	(126,192)
Proceeds from principal payments and sales of portfolio investments	54,633	64,574
Proceeds for sales of portfolio investments to STRS JV	46,651	-
Net changes in operating assets and liabilities:
Interest and dividend receivable	110	352
Prepaid expenses and other receivables	7,156	31
Amounts receivable on unsettled investment transactions	63	2,533
Amounts payable on unsettled investment transactions	4,899	13,253
Management and incentive fees payable	(931)	(3,764)
Accounts payable and accrued expenses	(598)	(995)
Interest payable	(359)	(55)
Advances received from unfunded credit facilities	(125)	82
Net cash provided by (used in) operating activities	54,534	(38,115)

Cash flows from financing activities
Borrowings	74,095	76,700
Repayments of debt	(120,694)	(7,300)
Deferred financing costs	-	(33)
Distributions paid to common stockholders, net of distributions reinvested	(14,588)	(14,588)
Net cash provided by (used in) financing activities	(61,187)	54,779
Effect of exchange rate changes on cash	(7)	-
Net change in cash, cash equivalents and restricted cash	(6,660)	16,664
Cash, cash equivalents and restricted cash at beginning of period	27,546	33,732
Cash, cash equivalents and restricted cash at end of period	$20,886	$50,396

Supplemental disclosure of cash flow information:
Interest paid	$2,806	$5,805
Non-cash exchanges of investments	18,411	-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	June 30,
	2020	2019
Cash and cash equivalents	$2,263	$16,586
Restricted cash and restricted foreign currency	18,623	33,810

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$20,886	$50,396

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	7.50%	03/26/18	03/27/23	8,645	$8,645	$8,619	2.87%
	(0.50% Floor)
Connexity, Inc.
First Lien Secured Term Loan	L+ 8.50%	10.00%	05/21/20	05/21/25	11,000	10,678	10,675	3.56
	(1.50% Floor)
					19,645	19,323	19,294	6.43
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	12/19/19	12/06/25	10,333	10,049	9,816	3.27
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	02/08/19	02/08/24	5,505	5,446	5,441	1.81
	(1.50% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	06/14/19	12/29/22	5,195	5,122	4,832	1.61
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 7.00%	8.00%	06/14/19	12/29/22	301	298	280	0.09
	(1.00% Floor)
					5,496	5,420	5,112	1.70
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	9.40%	02/26/18	02/23/23	16,491	16,295	15,900	5.30
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	6.43%	11/15/19	11/18/24	8,288	7,993	8,039	2.68
	(0.00% Floor)
					24,779	24,288	23,939	7.98
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	08/14/18	02/25/22	5,155	5,077	4,923	1.64
	(1.00% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 8.75%	9.75%	12/29/17	12/29/22	3,391	3,358	3,391	1.13
	(1.00% Floor)
					8,546	8,435	8,314	2.77
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan(15)	P+ 6.23%	9.48%	06/08/18	06/08/23	15,000	14,868	13,725	4.57
	(0.75% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	6.81%	03/15/19	04/29/24	4,319	4,220	4,153	1.38
	(0.00% Floor)
Construction & Engineering
Atlas Intermediate Holdings LLC
First Lien Secured Term Loan	L+ 6.25%	7.25%	05/26/20	02/14/26	15,464	14,547	14,553	4.85
	(1.00% Floor)
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	12/23/16	06/07/24	24,595	24,401	23,120	7.70
	(1.00% Floor)
Geo Logic Systems Ltd. (5)
First Lien Secured Term Loan (13)	C +6.25%	7.25%	12/19/19	12/19/24	6,795	5,089	4,701	1.57
	(1.00% Floor)
First Lien Secured Revolving Loan (7)(13)	C +6.25%	7.25%	12/19/19	12/19/24	-	-	(12)	-
	(1.00% Floor)
					31,390	29,490	27,809	9.27
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 7.00%	8.59%	10/24/18	10/24/24	13,964	13,690	12,567	4.19
	(1.00% Floor)	(0.75%PIK)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	01/28/19	01/25/24	5,727	5,625	5,164	1.72
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 8.00%	9.50%	06/10/20	01/25/24	850	850	766	0.26
	(1.50% Floor)
					6,577	6,475	5,930	1.98
Diversified Capital Markets
TOUR Intermediate Holdings, LLC
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	06/30/20	05/15/25	1,360	1,334	1,335	0.44
	(1.00% Floor)
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00%	9.00%	11/13/19	05/13/23	8,903	8,713	8,643	2.88
	(1.00% Floor)	(1.00%PIK)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2020

(in thousands)

Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00%	01/11/18	01/11/23	7,218	$7,058	$7,073	2.36%
	(1.00% Floor)	(4.00%PIK)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.00%	07/22/19	12/12/22	5	5	(11)	-
	(1.00% Floor)	(4.00%PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%	10/16/18	10/16/23	9,757	9,629	9,635	3.21
	(1.50% Floor)
					16,980	16,692	16,697	5.57
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.50%	8.50%	11/26/19	11/26/24	11,406	11,205	11,349	3.78
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00%	14.25%	08/10/16	08/10/21	35,693	17,737	21,280	7.09
	(0.75% Floor)	(2.00%PIK)
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.69%	05/15/19	04/30/19	3,855	3,855	2,891	0.96

First Lien Secured Term Loan B	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	10,133	3.38
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	-	-
		(2.00%PIK)
					18,394	18,390	13,024	4.34
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.00%	06/14/19	06/14/24	7,518	7,406	7,302	2.43
	(1.50% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 6.50%	7.56%	10/16/19	09/25/23	106	105	104	0.03
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.50%	7.73%	10/16/19	09/25/23	5,262	5,230	5,157	1.72
	(1.00% Floor)
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00%	06/28/18	06/28/23	12,841	12,616	12,713	4.23
	(1.00% Floor)
					25,727	25,357	25,276	8.41
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75%	10.75%	10/26/18	07/13/22	5,215	5,157	4,206	1.40
	(1.00% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/02/19	10/02/24	12,756	12,539	12,692	4.23
	(1.00% Floor)
Internet & Direct Marketing Retail
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.75%	07/03/19	07/03/24	18,525	18,194	17,784	5.92
	(1.50% Floor)
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A(4)(8)	L+ 10.25%	11.25%	11/29/18	11/30/23	5,231	5,159	4,185	1.39
	(1.00% Floor)
First Lien Secured Term Loan B(4)(8)	L+ 16.50%	17.50%	11/29/18	11/30/23	1,819	1,785	1,455	0.48
	(1.00% Floor)	(1.50%PIK)
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	7.50%	02/28/19	02/28/24	14,032	13,930	13,892	4.63
	(1.00% Floor)
					21,082	20,874	19,532	6.50
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.00%	01/10/17	01/10/23	4,049	4,010	4,009	1.34
	(1.00% Floor)	(1.00%PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan(16)	L+ 7.75%	8.75%	09/06/19	09/06/24	9,405	9,279	8,465	2.82
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)(16)	L+ 6.50%	8.11%	09/06/19	09/06/24	4,633	4,592	4,170	1.39
	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan A(8)	L+ 3.75%	4.75%	06/29/20	06/29/25	5,659	5,571	5,571	1.86
	(1.00% Floor)
First Lien Secured Term Loan B(8)	N/A	9.50%	06/29/20	06/29/25	1,109	1,080	1,080	0.36

First Lien Secured Term Loan C(8)(9)	N/A	9.50%	06/29/20	N/A	1,268	1,265	1,265	0.42

					22,074	21,787	20,551	6.85
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	04/12/19	04/12/24	11,054	10,887	10,797	3.60
	(1.50% Floor)
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan (17)	L+ 7.95%	8.95%	05/15/18	05/15/23	11,237	11,110	10,747	3.58
	(1.00% Floor)	(1.17%PIK)
Property & Casualty Insurance
Policy Services Company, LLC (5)
First Lien Secured Term Loan	L+ 6.25%	7.32%	03/06/20	05/31/24	6,459	6,158	6,136	2.04
	(1.00% Floor)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2020

(in thousands)

Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	10.56%	01/09/18	01/09/23	13,041	$12,876	$12,780	4.26%
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	11/25/19	11/25/24	15,356	15,086	14,482	4.82
	(1.00% Floor)
					28,397	27,962	27,262	9.08
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	6.18%	11/30/18	11/19/25	10,177	9,940	8,548	2.85
	(0.00% Floor)
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 8.12%	9.12%	10/17/19	10/17/24	4,405	4,329	4,361	1.45
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.12%	9.12%	10/17/19	10/17/24	667	661	659	0.22
	(1.00% Floor)				5,072	4,990	5,020	1.67
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	7.57%	10/28/19	10/29/26	11,691	11,425	10,756	3.58
	(1.00% Floor)
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	11.50%	09/20/18	03/20/24	17,500	17,263	17,468	5.82
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	11.75%	09/09/16	03/09/22	12,500	12,423	12,500	4.16
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14).	L+ 6.50%	6.68%	07/19/19	N/A	41,073	41,073	41,073	13.68

					71,073	70,759	71,041	23.66
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/06/19	08/16/24	16,469	15,010	15,971	5.32
	(1.00% Floor)

Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	05/04/18	05/04/23	22,944	22,568	22,675	7.55
	(1.00% Floor)

Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 7.25%	8.75%	08/22/19	08/22/24	8,891	8,744	8,778	2.92
	(1.50% Floor)

Total Debt Investments					566,646	537,793	524,762	174.80

Equity Investments
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	-	-
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	149	-	61	0.02

Health Care Services
Lab Logistics Preferred Units (4)	N/A	N/A	10/29/19	N/A	2	857	844	0.28
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	503	0.17
					10	857	1,347	0.45
Leisure Facilities
Lift Brands, Inc. Class A Common Stock (4)	N/A	N/A	06/29/20	N/A	2	1,955	282	0.09
Lift Brands, Inc. Warrants (4)	N/A	N/A	06/29/20	06/28/28	1	793	114	0.04
					3	2,748	396	0.13

Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	-	-

SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-

Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,499	1.17
					165	2,890	3,499	1.17
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	08/31/22	10,000	10,029	8,521	2.84

WHF STRS Ohio Senior Loan Fund LLC Interests (4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	10,268	10,268	7,789	2.59
					20,268	20,297	16,310	5.43
Trading Companies & Distributors
Vessco Holdings, LLC Units(4)	N/A	N/A	08/22/19	N/A	506	860	993	0.33

Trucking
Europcar Mobility Group Earnout (4)(5)	N/A	N/A	10/31/19	12/31/22	-	-	29	0.01

Total Equity Investments					21,418	27,969	22,635	7.54

Total Investments					588,064	$565,762	$547,397	182.34%

See notes to the consolidated financial statements

A summary of outstanding financial instruments at June 30, 2020 is as follows:

Forward Currency Contracts

	Currency to be	Currency to be		Unrealized	Unrealized
Counterparty	sold	purchased	Settlement date	appreciation ($)	depreciation ($)
Morgan Stanley	C$ 1,999 CAD	$ 1,468 USD	09/30/2020	$-	$(3)
				$-	$(3)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

June 30, 2020

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 0.2%, 0.3% and 0.4%, respectively, as of June 30, 2020. The Prime was 3.3% as of June 30, 2020. The CDOR was 0.6% as of June 30, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2020. See Note 8.

(8)	The investment is on non-accrual status.

(9)	Security is perpetual with no defined maturity date.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 182% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)	Principal amount is denominated in Canadian dollars.

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)

In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2019

(in thousands)

								Fair Value As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	8.80%	03/26/18	03/26/24	9,337	$9,337	$9,337	2.98%
	(0.50% Floor)
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	7.38%	12/19/19	12/06/25	10,385	10,073	10,073	3.22
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	02/08/19	02/08/24	5,651	5,581	5,600	1.79
	(1.00% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.80%	06/14/19	12/29/22	5,263	5,174	5,136	1.64
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	9.77%	06/14/19	12/29/22	265	262	259	0.08
	(1.00% Floor)
					5,528	5,436	5,395	1.72
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	10.05%	02/26/18	02/26/23	16,722	16,485	16,722	5.34
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	8.00%	11/15/19	11/18/24	8,500	8,164	8,168	2.61
	(1.00% Floor)
					25,222	24,649	24,890	7.95
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	7.87%	08/14/18	02/25/22	5,405	5,299	5,405	1.73
	(1.50% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.71%	9.64%	12/29/17	12/29/22	7,133	7,050	6,991	2.23
	(1.00% Floor)
					12,538	12,349	12,396	3.96
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	P+ 6.27%	11.02%	06/08/18	06/08/23	15,000	14,845	14,250	4.45
	(2.25% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	8.44%	03/15/19	04/29/24	4,875	4,749	4,857	1.55
	(0.00% Floor)
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs
Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.94%	06/07/19	06/07/24	24,907	24,685	24,284	7.76
	(1.00% Floor)
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C+ 6.25%	8.26%	12/19/19	12/19/24	21,718	16,231	16,415	5.25
	(1.00% Floor)
First Lien Secured Revolving Loan(7)(13)	C+ 6.25%
	(1.00% Floor)	8.26%	12/19/19	12/19/24	-	-	-	-
					46,625	40,916	40,699	13.01

See notes to consolidated financial statements

Whitehorse Finance, Inc.

Consolidated Schedule of Investments - (Continued)

December 31, 2019

(in thousands)

								Fair Value As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 7.00%	9.04%	10/24/18	10/24/24	14,883	$14,591	$13,544	4.33%
	(1.00% Floor)	(0.75%PIK)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	01/28/19	01/25/24	5,727	5,610	5,596	1.79
	(1.50% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 8.00%	9.80%	01/28/19	01/25/24	—	—	(2)	—
	(1.50% Floor)
					5,727	5,610	5,594	1.79
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.99%	11/13/19	05/13/23	8,902	8,731	8,731	2.79
	(1.00% Floor)	(1.00%PIK)
First Lien Secured Revolving Loan(7)	L+ 6.00%	7.99%	11/13/19	05/13/20	—	—	2	—
	(1.00% Floor)	(1.00%PIK)
					8,902	8,731	8,733	2.79
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.80%	01/11/18	01/11/23	7,261	7,097	6,898	2.20
	(1.00% Floor)	(4.00%PIK)
First Lien Secured Revolving Loan(4)	L+ 10.00%	11.94%	07/22/19	12/12/22	525	525	525	0.17
	(1.00% Floor)	(4.00%PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.84%	10/16/18	10/16/23	9,889	9,739	9,889	3.16
	(1.50% Floor)
					17,675	17,361	17,312	5.53
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.50%	9.42%	11/26/19	11/26/24	11,750	11,520	11,519	3.68
	(1.00% Floor)
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.79%	12/26/19	12/26/24	6,458	6,330	6,329	2.02
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	7.79%	12/26/19	12/26/24	—	—	—	—
	(1.00% Floor)
					6,458	6,330	6,329	2.02
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)	P+ 11.00%	15.75%	08/10/16	08/10/21	13,250	12,837	7,668	2.45
	(2.25% Floor)	(2.00%PIK)
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	10.94%	05/15/19	04/30/19	3,855	3,855	3,276	1.05
	(1.50% Floor)
First Lien Secured Term Loan B	L+ 9.00%	10.94%	02/01/13	04/30/19	13,511	13,511	11,484	3.67
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	—	—
		(2.00%PIK)
					18,394	18,390	14,760	4.72

See notes to consolidated financial statements

Whitehorse Finance, Inc.

Consolidated Schedule of Investments - (Continued)

December 31, 2019

(in thousands)

								Fair Value As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.44%	06/14/19	06/14/24	7,615	$7,486	$7,615	2.43%
	(1.50% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 6.50%	8.56%	10/16/19	09/25/23	107	106	106	0.03
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.50%
Loan(7)	(1.00% Floor)	8.44%	10/16/19	09/25/23	5,289	5,251	5,251	1.68
PMA Holdco, LLC
First Lien Secured Term Loan	L+ 7.75%	9.69%	06/28/18	06/28/23	12,784	12,595	12,720	4.06
	(1.00% Floor)	(2.00%PIK)
					25,795	25,438	25,692	8.20
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan	L+ 9.75%	11.70%	10/26/18	07/13/22	5,250	5,178	5,040	1.61
	(1.00% Floor)
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan	L+ 6.31%	8.23%	01/31/19	01/31/24	12,354	12,152	12,354	3.95
	(1.50% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 7.00%	8.80%	10/02/19	10/02/24	12,919	12,673	12,673	4.05
	(1.00% Floor)
Internet & Direct Marketing Retail
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.94%	07/03/19	07/03/24	18,763	18,385	18,424	5.89
	(1.50% Floor)
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A	L+ 8.25%	10.16%	11/29/18	11/30/23	5,231	5,156	4,968	1.59
	(1.00% Floor)
First Lien Secured Term Loan B	L+ 14.50%	16.41%	11/29/18	11/30/23	1,805	1,779	1,777	0.57
	(1.00% Floor)	(1.50%PIK)
JVMC Holdings Corp.
(f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	8.30%	02/28/19	02/28/24	16,190	16,055	16,190	5.17
	(1.00% Floor)
					23,226	22,990	22,935	7.33
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	01/10/17	01/10/23	4,236	4,187	4,236	1.35
	(1.00% Floor)	(1.00%PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan	L+ 6.86%	8.74%	09/06/19	09/06/24	9,405	9,264	9,305	2.97
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.00%	7.90%	09/06/19	09/06/24	4,662	4,616	4,612	1.47
Loan	(1.00% Floor)
Lift Brands, Inc.
First Lien Secured Term Loan	L+ 7.50%	9.44%	04/16/18	04/16/23	10,532	10,387	10,038	3.21
	(1.00% Floor)	(0.50%PIK)
First Lien Secured Revolving	P+ 6.00%	10.75%	04/16/18	04/16/23	158	156	131	0.04
Loan(7)	(2.76% Floor)
					24,757	24,423	24,086	7.69

See notes to consolidated financial statements

Whitehorse Finance, Inc.

Consolidated Schedule of Investments - (Continued)

 December 31, 2019

(in thousands)

								Fair Value As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.55%	04/12/19	04/12/24	12,224	$12,015	$12,029	3.84%
	(1.50% Floor)
Other Diversified Financial Services
Sigue Corporation(4)
Second Lien Secured Term	L+ 12.00%	13.94%	12/27/13	05/01/20	24,904	24,905	24,655	7.88
Loan(4)	(1.00% Floor)
Packaged Foods & Meats
Lenny & Larry’s, LLC
First Lien Secured Term Loan	L+ 7.97%	9.71%	05/15/18	05/15/23	12,293	12,128	11,924	3.81
	(1.00% Floor)	(1.18%PIK)
Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	11.23%	01/09/18	01/09/23	13,603	13,397	13,263	4.24
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50%	8.44%	11/25/19	11/25/24	15,750	15,441	15,441	4.93
	(1.00% Floor)
					29,353	28,838	28,704	9.17
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 6.00%	7.80%	11/30/18	11/19/25	10,237	9,977	9,717	3.10
	(0.00% Floor)
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 8.12%	9.91%	10/17/19	10/17/24	4,461	4,375	4,375	1.40
	(1.00% Floor)
First Lien Secured Revolving	L+ 8.12%
Loan(7)	(1.00% Floor)	9.91%	10/17/19	10/17/24	-	-	(20)	(0.01)
					4,461	4,375	4,355	1.39
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	8.44%	10/28/19	10/29/26	11,750	11,461	11,463	3.66
	(1.00% Floor)
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	12.19%	09/20/18	03/20/24	17,500	17,232	17,500	5.59
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	12.44%	09/09/16	03/09/22	20,000	19,841	20,000	6.39
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(14)(15)	L+ 6.50%	8.16%	07/19/19	NA	26,344	26,344	26,344	8.42
					63,844	63,417	63,844	20.40
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.91%	11/06/19	08/16/24	20,000	18,014	19,025	6.08
	(1.00% Floor)
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 6.50%	8.41%	08/22/19	08/22/24	19,067	18,713	18,696	5.97
	(1.50% Floor)

See notes to consolidated financial statements

Whitehorse Finance, Inc.

Consolidated Schedule of Investments - (Continued)

December 31, 2019

(in thousands)

								Fair Value As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	10.18%	05/04/18	05/04/23	23,566	$23,112	$23,566	7.53%
	(1.00% Floor)
Total Debt Investments					591,199	575,686	566,374	180.94
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	N/A	187	560	467	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	276	0.09
ImageOne Industries, LLC Common A
Units(4)	N/A	N/A	09/20/19	N/A	149	-	48	0.02
Health Care Services
Lab Logistics Preferred Units	N/A	N/A	10/29/19	N/A	2	857	857	0.27
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	-	461	0.15
					10	857	1,318	0.42
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	-	-
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,721	1.19
					165	2,890	3,721	1.19
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	08/13/14	08/31/22	10,000	10,029	9,651	3.08
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	6,586	6,586	6,949	2.22
Trading Companies & Distributors
Vessco Holdings, LLC(4)	N/A	N/A	08/22/19	N/A	489	800	800	0.26
Trucking
Europcar Mobility Group(5)	N/A	N/A	10/31/19	12/31/22	-	-	84	0.03
Total Equity Investments					17,903	22,039	23,314	7.46
Total Investments					609,102	$597,725	$589,688	188.40%

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

June 30, 2020

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

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause the WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (“CEA”), and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary, WhiteHorse Finance (CA), LLC (“WhiteHorse California”), and WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”). The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies , and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2020 and December 31, 2019.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2020 or December 31, 2019. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2016 remain subject to examination by the Internal Revenue Service.

As of June 30, 2020 and December 31, 2019, the cost of investments for federal income tax purposes was $569,621 and $601,862 resulting in net unrealized depreciation of $22,224 and $12,174, respectively. This is comprised of gross unrealized appreciation of $6,793 and $5,223, and gross unrealized depreciation of $29,017 and $17,397, on a tax basis, as of June 30, 2020 and December 31, 2019, respectively.

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

Risks and Uncertainties: In the normal course of business, the Company encounters primarily two significant types of economic risks: credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Refer to the “COVID-19 Developments” section in Note 8. Management believes that the carrying value of the Company’s investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2020, the guidance did not have a material impact on the consolidated financial statements.

NOTE 3 - FORWARD CURRENCY CONTRACTS

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

The Company utilizes forward foreign currency exchange contracts to protect itself against fluctuations in exchange rates. During the three and six months ended June 30, 2020, the Company recognized realized losses of $6 and $0, respectively, and unrealized losses of $2 and $3, respectively, in the statement of operations relating to forward currency exchange contracts held during the year. The Company may choose to renew contracts quarterly unless otherwise settled by the Company or the counterparty.

The value associated with unrealized loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts at June 30, 2020 are as follows:

	Currency to be	Currency to be		Unrealized	Unrealized
Counterparty	sold	purchased	Settlement date	appreciation ($)	depreciation ($)
Morgan Stanley	C$ 1,999 CAD	$ 1,468 USD	09/30/2020	$-	$(3)
				$-	$(3)

Realized gain (loss) on forward currency contracts recognized in income

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
Risk exposure category	2020	2020
Foreign exchange	$(6)	$—

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
Risk exposure category	2020	2020
Foreign exchange	$(2)	$(3)

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2020:

As of June 30, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received (1)	Cash Collateral Received (1)	Net Amount of Derivative Assets (2)
Morgan Stanley	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged (1)	Cash Collateral Pledged (1)	Net Amount of Derivative Liabilities (3)
Morgan Stanley	$3	$—	$—	$—	$3
Total	$3	$—	$—	$—	$3

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$466,010	453,721	$486,340	$477,875
Second lien secured loans	30,710	29,968	63,002	62,155
Subordinated Note to STRS JV	41,073	41,073	26,344	26,344
Equity (excluding STRS JV)	17,701	14,846	15,453	16,365
Equity in STRS JV	10,268	7,789	6,586	6,949
Total	$565,762	547,397	$597,725	$589,688

The following table shows the portfolio composition by industry(1) grouping at fair value:

	June 30, 2020		December 31, 2019
Advertising	$19,294	3.87%	$9,804	1.76%
Agricultural & Farm Machinery	9,816	1.97	10,073	1.81
Air Freight & Logistics	5,441	1.09	5,600	1.01
Application Software	5,112	1.03	5,395	0.97
Automotive Retail	23,939	4.80	24,890	4.47
Broadcasting	8,314	1.67	12,396	2.23
Cable & Satellite	13,725	2.75	14,250	2.56
Communications Equipment	4,153	0.83	4,857	0.87
Construction & Engineering	14,553	2.92	—	—
Data Processing & Outsourced Services	27,809	5.58	40,699	7.32
Department Stores	12,567	2.52	13,544	2.43
Distributors	5,930	1.19	5,594	1.01
Diversified Capital Markets	1,335	0.27	—	—
Diversified Chemicals	8,643	1.73	8,733	1.57
Diversified Support Services	16,758	3.36	17,636	3.17
Education Services	11,349	2.28	11,519	2.07
Environmental & Facilities Services	—	—	6,329	1.14
Food Retail	21,280	4.27	7,668	1.38
Health Care Facilities	13,024	2.61	14,760	2.65
Health Care Services	26,623	5.34	27,010	4.85
Home Furnishings	4,206	0.84	5,040	0.91
Human Resource & Employment Services	—	—	12,354	2.22
Interactive Media & Services	12,692	2.55	12,673	2.28
Internet & Direct Marketing Retail	17,784	3.57	18,424	3.31
Investment Banking & Brokerage	19,532	3.92	22,935	4.12
IT Consulting & Other Services	4,009	0.80	4,236	0.76
Leisure Facilities	20,947	4.20	24,086	4.33
Office Services & Supplies	10,797	2.17	12,029	2.16
Other Diversified Financial Services	3,499	0.70	28,376	5.10
Packaged Foods & Meats	10,747	2.16	11,924	2.14
Property & Casualty Insurance	6,136	1.23	—	—
Research & Consulting Services	27,262	5.47	28,704	5.16
Restaurants	8,548	1.71	9,717	1.75
Specialized Consumer Services	5,020	1.01	4,355	0.78
Specialty Chemicals	10,756	2.16	11,463	2.06
Specialized Finance	38,489	7.71	47,151	8.47
Systems Software	15,971	3.20	19,025	3.42
Technology Hardware, Storage & Peripherals	22,675	4.55	23,566	4.24
Trading Companies & Distributors	9,771	1.96	19,496	3.50
Trucking	29	0.01	84	0.02
Total	$498,535	100.00%	$556,395	100.00%

(1) Excludes investments in STRS JV.

As of June 30, 2020 the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd. (which are located in Canada). As of June 30, 2020 and December 31, 2019, the weighted average remaining terms of the Company’s debt investments were approximately 3.6 years and 3.4 years, respectively.

As of June 30, 2020 and December 31, 2019, the total fair value of non-accrual loans were $39,042 and $7,668, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2020:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Non-controlled affiliates
NMFC Senior Loan
Program I LLC Units	Equity	$538	$9,651	$—	$—	$—	$(1,130)	$8,521
Total Non-controlled affiliates		$538	$9,651	$—	$—	$—	$(1,130)	8,521

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Controlled affiliates
WHF STRS Ohio Senior Loan	Subordinated
Fund LLC*	Note	$1,231	$26,344	$14,729	$—	$—	$—	$41,073
WHF STRS Ohio Senior Loan
Fund LLC*	Equity	393	6,949	3,682	—	—	(2,842)	7,789
Total Controlled affiliates		$1,624	$33,293	$18,411	$—	$—	$(2,842)	$48,862

The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2019:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2018	Purchases	Sales	Gain (Loss)	(Depreciation)	2019
Non-controlled affiliates
NMFC Senior Loan
Program I LLC Units	Equity	$1,173	$9,630	$—	$—	$—	$21	$9,651
RCS Creditor Trust Class B Units	Equity	—	535	—	—	—	(535)	—
Total Non-controlled affiliates		$1,173	$10,165	$—	$—	$—	$(514)	$9,651

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2018	Purchases	Sales	Gain (Loss)	(Depreciation)	2019
Controlled affiliates
WHF STRS Ohio Senior Loan	Subordinated
Fund LLC*	Note	$936	$—	$26,344	$—	$—	$—	$26,344
WHF STRS Ohio Senior Loan
Fund LLC*	Equity	—	—	6,586	—	—	363	6,949
Total Controlled affiliates		$936	$—	$32,930	$—	$—	$363	$33,293

*	The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of limited liability company (“LLC”) equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

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

In July 2019, STRS JV formally launched operations. As of June 30, 2020, STRS JV had total assets of $164,990. STRS JV’s portfolio consisted of debt investments in 18 portfolio companies as of June 30, 2020. As of June 30, 2020, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $14,662. The five largest investments in portfolio companies by fair value in STRS JV totaled $59,606. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of June 30, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $10,268 and advances of the subordinated notes of $41,073 as of June 30, 2020. As of June 30, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 were unfunded, respectively.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). As of June 30, 2020, the STRS JV Credit Facility had $125,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of June 30, 2020, STRS JV had $83,544 of outstanding borrowings under the STRS JV Credit Facility. At June 30, 2020, the effective interest rate on the STRS JV Credit Facility was 2.92% per annum.

Below is a listing of STRS JV’s individual investments as of June 30, 2020:

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	8,798	$8,645	$8,474
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	-	-	(18)
	(1.00% Floor)				8,798	8,645	8,456
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	6,514	6,511	6,319
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.25%	7.25%	12/13/19	09/01/22	4,299	4,295	4,112
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	1,134	1,129	1,100
	(1.00% Floor)				11,947	11,935	11,531
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan(7)	L+ 6.25%	7.25%	01/22/20	12/19/24	14,651	11,009	10,137
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	7.25%	01/22/20	12/19/24	-	-	(25)
	(1.00% Floor)				14,651	11,009	10,112
Diversified Capital Markets
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	7,044	6,915	6,915
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	2,956	2,930	2,902
	(1.00% Floor)				10,000	9,845	9,817
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	11,163	10,985	9,076
	(1.00% Floor)	(3.50%PIK)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	935	920	760
	(1.00% Floor)	(3.50%PIK)			12,098	11,905	9,836
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	5,258	5,162	5,163
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	-	-	-
	(1.00% Floor)				5,258	5,162	5,163
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/31/24	13,563	13,352	12,885
	(1.00% Floor)				13,563	13,352	12,885
Human Resources & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan (8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,966	11,792	11,856
	(1.50% Floor)				11,966	11,792	11,856
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,306	7,180	6,927
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%	07/19/19	06/28/26	2,870	2,820	2,721
	(1.00% Floor)				10,176	10,000	9,648
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.01%	11/05/19	11/05/24	7,838	7,702	7,838
	(1.00% Floor)				7,838	7,702	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 6.00%	7.07%	07/19/19	07/01/25	13,646	13,418	13,237
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.07%	07/19/19	07/01/25	-	-	(13)
	(1.00% Floor)				13,646	13,418	13,224
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 6.00%	7.25%	02/18/20	01/29/25	3,072	3,015	3,000
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,768	7,631	7,302
	(1.00% Floor)

Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 6.50%	8.10%	03/20/20	02/28/25	9,250	9,141	8,972
	(1.50% Floor)				20,090	19,787	19,274
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	08/13/24	4,840	4,759	4,356
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	08/13/24	1,330	1,308	1,197
	(1.00% Floor)				6,170	6,067	5,553
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/01/24	8,215	8,089	7,969
	(1.00% Floor)				8,215	8,089	7,969
Technology, Hardware, Storage Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	7,985	7,829	7,827
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	-	-	-
	(1.50% Floor)				7,985	7,829	7,827
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 7.25%	8.75%	04/22/20	08/22/24	9,936	9,748	9,810
	(1.50% Floor)				9,936	9,748	9,810
Total Investments					172,337	$166,285	$160,799

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.2%, 0.3% and 0.4%, respectively, as of June 30, 2020. The CDOR was 0.6% as of June 30, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,239% of STRS JV’s net assets or 97% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

Below is a listing of STRS JV’s individual investments as of December 31, 2019:

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	10.19%	10/21/19	10/11/24	8,841	$8,672	$8,672
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	10.19%	10/21/19	10/11/24	—	—	—
	(1.00% Floor)				8,841	8,672	8,672
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	8.14%	12/13/19	09/01/22	9,932	9,927	9,932
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	8.14%	12/13/19	09/01/22	85	84	85
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	8.14%	12/13/19	12/14/20	—	—	47
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	8.41%	12/13/19	09/01/22	61	61	68
	(1.00% Floor)				10,078	10,072	10,132
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.94%	07/19/19	12/28/24	10,833	10,634	10,508
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.94%	07/19/19	12/28/24	—	—	(11)
	(1.00% Floor)				10,833	10,634	10,497
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 6.00%	7.80%	07/19/19	05/31/24	13,632	13,392	13,482
	(1.00% Floor)				13,632	13,392	13,482
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.94%	07/19/19	06/28/26	7,343	7,206	7,183
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.94%	07/19/19	06/28/26	2,870	2,816	2,807
	(1.00% Floor)				10,213	10,022	9,990
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.70%	11/05/19	11/05/24	10,250	10,051	10,051
	(1.00% Floor)				10,250	10,051	10,051
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 6.00%	7.80%	07/19/19	07/01/25	13,715	13,463	13,644
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.80%	07/19/19	07/01/25	—	—	13
	(1.00% Floor)				13,715	13,463	13,657
Packaged Foods & Meats
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.55%	10/21/19	06/28/25	7,807	7,656	7,688
	(1.00% Floor)				7,807	7,656	7,688
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.79%	10/21/19	08/13/24	4,864	4,773	4,779
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.79%	10/21/19	08/13/24	—	—	2
	(1.00% Floor)				4,864	4,773	4,781
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.91%	07/19/19	05/01/24	8,321	8,175	8,310
	(1.00% Floor)				8,321	8,175	8,310
Total Investments					98,554	$96,910	$97,260

(1)	All investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month LIBOR were 1.8%, 1.9% and 1.9%, respectively, as of December 31, 2019.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’S portfolio company investments, which as of the date of the portfolio represented 840% of STRS JV’S net assets or 98% of STRS JV’S total assets or 98% of STRS JV’S total assets, are subject to legal restrictions on Sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

As of June 30, 2020, and December 31, 2019, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $7,077 and $8,592 under undrawn revolvers as of June 30, 2020 and December 31, 2019, respectively.

Below is certain summarized financial information for STRS JV as of June 30, 2020 and December 31, 2019 and for the three and six month period ended June 30, 2020 (dollars in thousands):

Selected Balance Sheet Information	June 30, 2020	December 31, 2019
Assets:
Investments, at fair value (amortized cost of $166,285, $96,910, respectively)	$160,799	$97,260
Cash and cash equivalents	3,302	1,552
Other assets	889	726
Total assets	$164,990	$99,538
Liabilities:
Credit facility	$81,914	$42,773
Note payable to members	68,456	43,907
Interest payable on credit facility	184	179
Interest payable on notes to members	1,146	850
Other liabilities	308	248
Total liabilities	152,008	87,957
Members’ equity	12,982	11,581
Total liabilities and members’ equity	$164,990	$99,538

Selected Statement of Operations Information	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest income	$3,170	$5,547
Total investment income	$3,170	$5,547
Interest expense on credit facility	837	1,601
Interest expense on notes to members	1,146	2,188
Administrative fee	77	136
Other expenses	162	274
Total expenses	$2,222	$4,199
Net investment income	948	1,348
Net realized gains (losses) on investments	28	(16)
Net change in unrealized appreciation (depreciation) on investments	1,278	(5,413)
Net increase (decrease) in net assets resulting from operations	$2,254	$(4,081)

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2020 and 2019, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$453,721	$453,721
Second lien secured loans	—	—	29,968	29,968
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	14,846	14,846
Equity in STRS JV(1)	—	—	—	7,789
Total investments	$—	$—	$539,608	$547,397

The Company’s investments in forward currency contracts, which were valued at $(3) as of June 30, 2020, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$477,875	$477,875
Second lien secured loans	—	—	62,155	62,155
Subordinated Note to STRS JV	—	—	26,344	26,344
Equity (excluding STRS JV)	467	—	15,898	16,365
Equity in STRS JV(1)	—	—	—	6,949
Total investments	$467	$—	$582,272	$589,688

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2020:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$447,991	53,786	36,537	13,257	551,571
Funding of investments	36,497	-	4,536	2,808	43,841
Non-cash interest income	175	-	-	-	175
Accretion of discount	750	27	-	-	777
Proceeds from paydowns and sales	(48,597)	(24,794)	-	-	(73,391)
Realized gains	(77)	-	-	-	(77)
Net unrealized (depreciation) appreciation	16,982	949	-	(1,219)	16,712
Fair value, end of period	$453,721	29,968	41,073	14,846	539,608
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2020	$14,736	453	-	(1,219)	13,970

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2020:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$477,875	62,155	26,344	15,898	582,272
Funding of investments	64,137	-	14,729	2,808	81,674
Non-cash interest income	483	-	-	-	483
Accretion of discount	1,329	114	-	18	1,461
Proceeds from paydowns and sales	(86,558)	(32,404)	-	(18)	(118,980)
Realized losses	277	-	-	-	277
Net unrealized (depreciation) appreciation	(3,822)	103	-	(3,860)	(7,579)
Fair value, end of period	$453,721	29,968	41,073	14,846	539,608
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2020	$(3,825)	105	$-	(3,860)	(7,580)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$374,494	$80,329	$12,541	$467,364
Funding of investments	75,460	-	1,033	76,493
Non-cash interest income	654	-	-	654
Accretion of discount	526	103	-	629
Proceeds from paydowns and sales	(8,468)	(3,848)	-	(12,316)
Lien priority conversion	14,472	(14,472)	-	-
Realized losses	-	-	-	-
Net unrealized (depreciation) appreciation	(4,058)	3,588	1,466	996
Fair value, end of period	$453,080	$65,700	$15,040	$533,820
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2019	$(4,046)	$3,588	$1,466	$1,008

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2019:

	First Lien Secured Loans	Second Lien Secured Loans	Equity	Total Investments
Fair value, beginning of period	$359,416	$97,167	$12,275	$468,858
Funding of investments	124,682	-	1,510	126,192
Non-cash interest income	745	567	-	1,312
Accretion of discount	1,335	622	-	1,957
Proceeds from paydowns and sales	(43,384)	(21,190)	-	(64,574)
Lien priority conversion	14,472	(14,472)	-	-
Realized losses	(2,018)	-	-	(2,018)
Net unrealized (depreciation) appreciation	(2,168)	3,006	1,255	2,093
Fair value, end of period	$453,080	$65,700	$15,040	$533,820
Change in unrealized (depreciation) appreciation on investments still held as of June 30, 2019	$(2,695)	$3,473	$1,255	$2,033

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at June 30, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$344,570	Discounted cash flows	Discount rate	7.9% – 17.3% (10.6%)
			Exit multiple	4.0x – 15.0x (7.3x)
	39,944	Guideline public companies	LTM EBITDA multiple	2.5x – 6.3x (4.0x)
	69,207	Discounted cash flows and consensus market pricing	Discount rate	8.5% – 11.8% (9.4%)
			Market quotes	93.0 – 98.1 (95.9)
			Exit EBITDA multiple	5.0x – 10.0x (8.3x)
	$453,721

Second lien secured loans	$29,968	Discounted cash flows	Discount rate	12.1% – 12.2% (12.2%)
	$29,968

Subordinated Note to STRS JV	$41,073	Enterprise value	-	-
	$41,073

Preferred Equity	$844	Similar transactions	LTM EBITDA multiple	8.0x
			Discount for lack of marketability	10.0%
	$844

Common Equity	$8,831	Discounted cash flows	Discount rate	0.2% - 18.0% (17.9%)
			Exit EBITDA Multiple	8.6x
			Discount for lack of marketability	2.0%
	1,054	Similar transactions	LTM EBITDA multiple	5.0x – 8.0x (7.8x)
			Discount for lack of marketability	35.0% - 45.0% (44.4%)
	$9,885

Warrant	$4,117	Discounted cash flows and	Discount rate	17.0% - 33.0% (22.4%)
		Option-pricing method	Exit multiple	5.5x – 8.6x (5.9x)
			Volatility	2.2% - 8.2% (3.1%)
			Discount for lack of marketability	10.0% - 15.0% (10.5%)
	$4,117

Total Level 3 Investments	$539,608

	Fari Value at			Range (Weighted
Investment Type	December 31, 2019	Valuation Techniques	Unobservable Inputs	Average)
First lien secured loans	$204,908	Discounted cash flows	Discount rate	8.8% – 20.0% (10.9)%
			Exit multiple	4.8x – 9.0x (7.3x)
	525	Asset coverage and Recent transaction	Transaction price	100.0
	184,636	Discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.2% – 11.2% (9.1)%
			Market quotes or
			transaction price	97.1 – 99.7 (98.2)
			Exit multiple	7.0x – 10.0x (8.2x)
	22,429	Guideline public companies	Exit multiple	4.0x – 5.0x (4.6x)
	5,405	Expected repayment	Repayment price	100.0
		Consensus market pricing or	Market quotes or
	59,972	recent transaction	transaction price	95.1 – 98.0 (96.6)
	$477,875
Second lien secured loans	$62,155	Discounted cash flows	Discount rate	12.0% – 1 8.5% (14.9)%
			Exit multiple	6.0x
	$62,155
Subordinated Note to STRS JV	$26,344	Enterprise value	—	—
	$26,344
Preferred Equity	$1,133	Similar transactions	Transaction multiple	9.4x – 9.5x (9.5x)
	$1,133
Common Equity	$9,650	Discounted cash flows	Discount rate	9.1%
			Discount for lack of marketability	2.0%
	$849	Similar transactions	Transaction multiple	6.0x – 6.8x (6.8x)
	$10,499
Warrant	$4,182	Discounted cash flows and	Discount rate	23.0% – 30.0% (23.8)%
		Option-pricing method	Exit multiple	5.5x – 8.0x (5.8x)
			Volatility	1.3% – 2.2% (2.1)%
			Discount for lack of marketability	10.0% – 13.0% (10.3)%
	$4,182
Earnout and Holdback	$84	Discounted cash flows	Discount rate	1.6%
	$84
Total Level 3 Investments	$582,272

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of June 30, 2020 and December 31, 2019. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		June 30, 2020		December 31, 2019
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$192,152	$190,334	$238,917	$243,435
Private Notes	3	30,000	29,505	30,000	31,558
2025 Notes	2	35,000	33,870	35,000	36,722
		$257,152	$253,709	$303,917	$311,715

NOTE 6 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2020, the Company’s asset coverage for borrowed amounts was 216.7%.

Total borrowings outstanding and available as of June 30, 2020 were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$192,152	$57,848
Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			257,152	$57,848
Debt issuance cost			(4,481)
Total debt net issuance cost			$252,671

Total borrowings outstanding and available as of December 31, 2019 were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$238,917	$11,083
Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			303,917	$11,083
Debt issuance cost			(4,993)
Total debt net issuance cost			$298,924

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

The Credit Facility bears interest at LIBOR plus 2.50% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Through May 19, 2019, the required minimum outstanding borrowings are $115,000 and then was increased to $135,000 until August 20, 2019. Between August 20, 2019 and November 22, 2019, the required minimum outstanding borrowings was $155,000. Subsequent to November 22, 2019 the minimum borrowing requirement is $175,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $464,759 as of June 30, 2020 as collateral. The Credit Facility has a final maturity date of November 22, 2024.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2020, the Company had $192,152 in outstanding borrowings and $57,848 undrawn under the Credit Facility. Weighted average outstanding borrowings were $212,929 and $216,169 at a weighted average interest rate of 3.51% and 3.86% , respectively, for the three and six months ended June 30, 2020. At June 30, 2020, the interest rate in effect on outstanding borrowings was 2.83%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At June 30, 2020, approximately $57,848 was available to be drawn by the Company based on these requirements.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on August 5, 2020. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated Investment Advisory Agreement. The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity) as further discussed below. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

Base Management Fee

Prior to November 1, 2018, the base management fee is calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters. Effective November 1, 2018, the base management fee is calculated at an annual rate equal to 2.0% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

During the three and six months ended June 30, 2020, the Company incurred base management fees of $2,950 and $6,042, respectively. During the three and six months ended June 30, 2019, the Company incurred base management fees of $2,598 and $5,010, net of fees waived, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2020, the Company reversed previously accrued Capital Gains Incentive Fees of $0 and $626, respectively. For the three and six months ended June 30, 2019, the Company accrued Capital Gains Incentive Fees of $198 and $77, respectively. As of June 30, 2020 and December 31, 2019, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $0 and $626, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and six months ended June 30, 2020, the Company incurred total performance-based incentive fees of $1,311 and $1,752, respectively. During the three and six months ended June 30, 2019, the Company incurred total performance-based incentive fees of $2,055 and $3,806, respectively.

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

During the three and six months ended June 30, 2020, the Company incurred allocated administrative service fees of $171 and $342, respectively. During the three and six months ended June 30, 2019, the Company incurred allocated administrative service fees of $159 and $317, respectively.

Co-investments with Related Parties: At June 30, 2020 and December 31, 2019, officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained no co-investments in the Company’s investments.

At June 30, 2020 and December 31, 2019, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $2,464,614 and $2,241,494, respectively.

STRS JV: For the three and six month period ended June 30, 2020, the Company sold $36,604 and $65,062 of investments to STRS JV at fair value and recognized $(37) and $(3) of net realized loss, respectively.

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

The balance of unfunded commitments to extend credit was approximately $2,437 and $9,056 as of June 30, 2020 and December 31, 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of June 30, 2020 and December 31, 2019:

	Unfunded Commitment as of
	June 30,	December 31,
	2020	2019
Revolving Loan Commitments:
Geo Logic Systems Ltd.	$300	$1,288
ImageOne Industries, LLC	782	—
Lift Brands, Inc.	—	594
Newscycle Solutions, Inc.	—	36
WH Lessor Corp.	—	646
	1,082	2,564
Delayed Draw Loan Commitments:
Crown Brands LLC	—	850
Lab Logistics, LLC	—	572
Sklar Holdings, Inc.	—	3,039
True Blue Car Wash, LLC	1,355	2,031
	1,355	6,492
Total Unfunded Commitments	$2,437	$9,056

As of June 30, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three and six months ended June 30, 2020 and subsequent to June 30, 2020, the COVID-19 pandemic has had a significant impact on the U.S. economy. The Company had a reduction in its net asset value as of June 30, 2020 as compared to its net asset value as of December 31, 2019, which was primarily the result of the impact of the COVID-19 pandemic. The decrease in net asset value as of June 30, 2020 as compared to the Company’s net asset value as of December 31, 2019 primarily resulted from an increase in the aggregate unrealized depreciation of the Company’s investment portfolio resulting from decreases in the fair value of some of its portfolio company investments primarily due to the immediate adverse economic effects of the COVID-19 pandemic and the continuing uncertainty surrounding COVID-19’s long-term impact, as well as the re-pricing of credit risk in the broadly syndicated credit market. The Company had an increase in its net asset value as of June 30, 2020 as compared to its net asset value as of March 31, 2020 which was primarily driven by increases in net unrealized gains on investments. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended
	June 30,
	2020	2019
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.35

Net investment income	0.55	0.72
Net realized and unrealized (losses) gains on investments	(0.46)	0.02
Net increase (decrease) in net assets resulting from operations	0.09	0.74

Distributions declared from net investment income	(0.71)	(0.71)
Net asset value, end of period	$14.61	$15.38

Total annualized return based on market value(2)	(49.91)%	16.33%
Total annualized return based on net asset value	1.25%	9.65%
Net assets, end of period	$300,222	$315,932
Per share market value at end of period	$10.30	$13.75
Shares outstanding end of period	20,546,032	20,546,032

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)(5)	10.28%	8.41%
Ratio of incentive fees to average net assets(4)	1.18%	2.41%
Ratio of total expenses to average net assets(4)(5)	11.46%	10.82%
Ratio of net investment income to average net assets(4)(5)	7.64%	9.40%
Portfolio turnover ratio	11.85%	13.15%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	WhiteHorse Advisers did not waive any base management fees during the six months ended June 30, 2020. During the six months ended June 30, 2019, WhiteHorse Advisers irrevocably waived $397 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.66%, 2.36%, 11.02% and 9.20%, respectively, for the six months ended June 30, 2019.

(5)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 10 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net increase in net assets resulting from operations	$22,811	$8,219	$1,855	$15,224
Weighted average shares outstanding	20,546,032	20,546,032	20,546,032	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$1.11	$0.41	$0.09	$0.74

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

You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act of 1933, as amended, or the Securities Act, and Sections 21E(b) (2)(B) and (D) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, do not apply to statements made in connection with this quarterly report on Form 10-Q or any periodic reports we file under the Exchange Act.

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

COVID-19 Developments

The rapid spread of COVID-19 and the related effect on the U.S. and world economy, has had adverse consequences for the business operations of some of our portfolio companies and has adversely affected, and will likely continue to adversely affect, our operations and the operations of our investment adviser (including those relating to us). Our investment adviser has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of the COVID-19, including its duration in the United States and worldwide and the extent of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our investment adviser and/or our portfolio companies, is uncertain, especially in light of the resurgence of the virus in various cities in the United States and throughout the world. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Some of our portfolio companies have curtailed their business operations, furloughed or laid off employees, terminated relationships with service providers and deferred capital expenditures and may continue to do so for a prolonged period of time if a second wave of the virus occurs. Such developments could permanently impair the business operations of our portfolio companies and likely result in a decrease in the value of our investment in any such portfolio company.

The COVID-19 pandemic and the related disruption and financial distress experienced by our portfolio companies have already had adverse effects on our results of operations, which are described in further detail below, and we expect that such adverse effects will continue for the duration of the pandemic and potentially for some time thereafter. In connection with the adverse effects of the COVID-19 pandemic, we have restructured and may need to restructure additional investments in some of our portfolio companies, which has resulted in and could result in additional diminished interest payments or in permanent impairments on our investments. The effects of the COVID-19 pandemic discussed above increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to distribution payments to stockholders and to servicing our existing debt under our revolving credit facility, or the Credit Facility, with JPMorgan Chase Bank, National Association, as administrative agent and lender, or the Lender.

As of June 30, 2020, we are permitted under the 1940 Act, as a business development company, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. While we are in compliance with our asset coverage requirements under the 1940 Act as of June 30, 2020, we are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby resulting in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of June 30, 2020, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2020, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Over the past few months, the WhiteHorse Advisers credit team has been in close contact with the owners and management teams of each of our portfolio companies. With the rapid onset of the crisis, these owners and management teams have been actively assessing the likely impacts to their businesses and are continuing to coordinate with us to guide their companies through the fallout. In dealing with the economic decline that is occurring now and in the coming quarters, we are operating under a philosophy that we will work hand in hand with our borrowers to support them. We expect owners to support their firms with additional equity where possible, and we will react to this by showing flexibility in our terms as appropriate.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a negative impact on cash flows earned by us during the third and fourth quarter of 2020, which would result in a material adverse effect on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

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

Recent Developments

Subsequent to June 30, 2020, market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and may continue to adversely affect, our operations and the operations of our investment adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. However, we do expect that the COVID-19 pandemic will continue to have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “COVID-19 Developments” above.

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

Investment Income

Investment income for the three and six months ended June 30, 2020 totaled $13.8 million and $28.4 million. respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and six months ended June 30, 2019 of $16.0 million and $31.9 million, respectively. Investment income decreased primarily as a result of a decrease in non-recurring fee income, increase in non-accrual loans, as well as the decrease in LIBOR from June 30, 2019 to June 30, 2020. Investment income for the three and six months ended June 30, 2020 included $0.4 million and $0.7 million of non-recurring fee income, respectively. Included in investment income for the three and six months ended June 30, 2019 was $2.8 million and $3.8 million, respectively, of non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, excluding excise tax, totaled $8.4 million and $16.6 million for the three and six months ended June 30, 2020, respectively. This compares to expenses of $8.5 million and $16.6 million for the three and six months ended June 30, 2019, respectively.

Interest expense totaled $3.2 million and $6.9 million for the three and six months ended June 30, 2020, respectively, and $3.2 million and $6.2 million for the three and six months ended June 30, 2019, respectively. The increase in interest expense was primarily due to higher borrowing base, partially offset by interest rates resulting from a decrease in LIBOR.

Base management fees totaled (net of fees waived, if any) $3.0 million and $6.0 million for the three and six months ended June 30, 2020, respectively, and $2.6 million and $5.0 million for the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020, there were no base management fees waived. For the three and six months ended June 30, 2019, WhiteHorse Advisers waived approximately $0.2 and $0.4 million in base management fees, respectively.

Performance-based incentive fees totaled $1.3 million and $1.8 million for the three and six months ended June 30, 2020, respectively and $2.1 million and $3.8 million for the three and six months ended June 30, 2019, respectively. The decrease in performance-based incentive fees was mainly attributable to a decrease in pre-incentive fee net investment income as well as a $0.6 million reversal of the previously accrued (but not yet payable) capital gains incentive fee component, which was driven by losses recognized in the portfolio in the current period.

Administrative service fees for the three and six months ended June 30, 2020 totaled $0.2 million and $0.3 million, respectively. This compares to administrative fees of $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively.

General and administrative expenses were $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively and $0.5 million and $1.2 million for the three and six months ended June 30, 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2020 and 2019, we accrued a net excise tax expense of $0.2 million and $0.4 million, and $0.2 million and $0.5 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and six months ended June 30, 2020, we incurred a net realized loss on investments of approximately $0.0 million and a net realized gain on investments of $0.5 million, respectively, which was primarily driven by sales or paydowns of portions of our positions in Vessco Holdings, LLC, Fluent, LLC and Vero Parent, Inc. For the three and six months ended June 30, 2019, we incurred a net realized loss of approximately $0.0 million and $2.0 million, respectively, which was driven by the sale of our remaining position in Outcome Health.

For the three and six months ended June 30, 2020, we recorded net unrealized appreciation of $17.8 million and net depreciation of $10.3 million, respectively. For the three and six months ended June 30, 2019, we recorded net unrealized appreciation of $1.0 million and $2.4 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three months ended June 30, 2020 was primarily attributable to fair value increases on our investment in AG King Holdings Inc. and Vero Parent, Inc. Unrealized depreciation during the six months ended June 30, 2020 was primarily attributable to fair value decreases as a result of the COVID-19 pandemic. See the “COVID-19 Developments” section above.

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

Our operating activities provided cash and cash equivalents of $54.5 million during the six months ended June 30, 2020, primarily from the net proceeds received from realizations and repayments on our investments as well as cash provided from the net change in working capital. Our financing activities used cash and cash equivalents of $61.2 million during the six months ended June 30, 2020, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $38.1 million during the six months ended June 30, 2019, primarily due to the net acquisition of investments. Our financing activities provided cash and cash equivalents of $54.8 million during the six months ended June 30, 2019, primarily from net borrowings under the Credit Facility, partially offset by the payment of distributions to stockholders.

As of June 30, 2020, we had cash and cash equivalent resources of $20.9 million, including $18.6 million of restricted cash. As of the same date, we had approximately $57.8 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2019, we had cash and cash equivalent resources of $27.5 million, including $23.2 million of restricted cash. As of the same date, we had $11.1 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, which invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of June 30, 2020, STRS JV had total assets of $165.0 million. STRS JV’s portfolio consisted of debt investments in 18 portfolio companies as of June 30, 2020. As of June 30, 2020, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $59.6 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of June 30, 2020, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $10.3 million and $41.1 million as of June 30, 2020, respectively. As of the same date, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $4.7 million and $18.9 million were unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV's portfolio as of June 30, 2020 and December 31, 2019:
	June 30, 2020	December 31, 2019
Total investments(1)	$160,799	$97,260
Weighted average effective yield on total portfolio(2)	7.9%	8.5%
Number of portfolio companies in STRS JV	18	10
Largest portfolio company investment(1)	$13,224	$13,657
Total of five largest portfolio company investments(1)	$59,606	$57,819

(1)	At fair value.

(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$166,285	$160,799	$96,910	$97,260
Total	$166,285	$160,799	$96,910	$97,260

The following table shows the portfolio composition by industry grouping at fair value:

	June 30, 2020		December 31, 2019
Advertising	$8,456	5.2%	$8,672	8.9%
Construction & Engineering	11,531	7.2	10,132	10.4
Data Processing & Outsourced Services	10,112	6.3	-	-
Diversified Capital Markets	9,817	6.1	-	-
Diversified Support Services	9,836	6.1	10,497	10.8
Environmental & Facilities Services	5,163	3.2	-	-
Health Care Services	12,885	8.0	13,482	13.9
Human Resource & Employment Services	11,856	7.4	-	-
Industrial Machinery	9,648	6.0	9,990	10.3
Insurance Brokers	7,838	4.9	10,051	10.3
Internet & Direct Marketing Retail	13,224	8.2	13,657	14.1
Packaged Foods & Meats	19,274	12.0	7,688	7.9
Personal Products	5,553	3.4	4,781	4.9
Systems Software	7,969	5.0	8,310	8.5
Technology Hardware, Storage & Peripherals	7,827	4.9	-	-
Trading Companies & Distributors	9,810	6.1	-	-
Total	$160,799	100.00%	$97,260	100.00%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2020 and December 31, 2019 and selected statement of operations information for the three and six months ended June 30, 2020.

Credit Facility

On December 23, 2015, our wholly owned subsidiary, WhiteHorse Finance Credit I, LLC, or WhiteHorse Credit, entered into the $200 million Credit Facility with the Lender. On June 27, 2016, the Credit Facility was amended and restated to clarify certain terms. On June 29, 2017, the Credit Facility was again amended and restated to, among other things, (i) extend the maturity date to December 29, 2021, (ii) increase the amount contained within the accordion feature which allows for the expansion of the borrowing limit from $220 million to $235 million and (iii) reduce the interest rate spread applicable on outstanding borrowings to 2.75%. On May 15, 2018, the terms of the Credit Facility were again amended and restated to, among other things, permit the financing of certain assets to be held by WhiteHorse Finance (CA), LLC, or WhiteHorse California, a wholly owned subsidiary of WhiteHorse Credit. On November 19, 2018, we entered into an amendment, which, among other things, allows for an increase in the advance rate and a temporary reduction, through August 19, 2019, in the required minimum outstanding borrowings under the Credit Facility.

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

As of June 30, 2020, there was $192.2 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $57.8 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $464.8 million as of June 30, 2020.

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

Advances under the Credit Facility are based on the three-month LIBOR plus an annual spread of 2.50%. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2024.

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

Portfolio Investments and Yield

As of June 30, 2020, our investment portfolio consisted primarily of senior secured loans across 68 positions in 53 companies with an aggregate fair value of $547.4 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with fixed-rate loan investments representing 0.4% based on fair value. As of June 30, 2020, our portfolio had an average investment size of $7.6 million based on fair value (average debt investment size of $8.8 million), with investment sizes ranging from zero to $23.1 million and a weighted average effective yield of 8.6% (and a weighted average effective yield on income-producing debt investments of 9.6%).

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

For the six months ended June 30, 2020, we invested $66.9 million in new and existing portfolio companies, offset by repayments and sales of $101.3 million. Proceeds from sales totaled $51.9 million while repayments included $6.5 million of scheduled repayments and $42.9 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	June 30, 2020		December 31, 2019
Performance	Investments at Fair Value	Percentage of	Investments at Fair Value	Percentage of
Rating	(Dollars in Millions)	Total Portfolio	(Dollars in Millions)	Total Portfolio
1	$12.7	2.3	$13.4	2.3%
2	338.7	61.9	491.4	83.3
3	160.7	29.3	77.2	13.1
4	14.0	2.6	-	-
5	21.3	3.9	7.7	1.3-
Total Portfolio	$547.4	100.0%	$589.7	100.0%

During the six months ended June 30, 2020, fifteen investments moved from a rating of 2 to a rating of 3 or 4, largely due to the economic impact of the COVID-19 pandemic. See the “COVID-19 Developments” section in Note 8 to our consolidated financial statements.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2020 and December 31, 2019, we had commitments to fund approximately $2.4 million and $9.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During both three and six months ended June 30, 2020 and June 30, 2019, we declared to stockholders distributions of $0.355 and $0.710 per share, respectively for total distributions of $7.3 million and $14.6 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2020, we estimate that distributions to stockholders included $14.6 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2019 and current earnings for the six months ended June 30, 2020. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2019 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

In addition, in order to satisfy the annual distribution requirement applicable to RICs, we may declare a significant portion of our dividends in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash (which portion may be as low as 10% of such dividend, for dividends declared on or before December 31, 2020 and after that, 20% of such dividend under published guidance from the Internal Revenue Service) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Payments Due by Period (Dollars in millions)
		Less Than			More Than 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years
Credit Facility	$192.2	$-	$-	$192.2	$-
Private Notes	30.0	-	-	30.0	-
2025 Notes	35.0	-	-	-	35.0
Total contractual obligations	$257.2	$-	$-	$222.2	$35.0

As of June 30, 2020, we had $57.8 million of unused borrowing capacity under the Credit Facility.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase(Decrease) in	Increase(Decrease) in
	Interest	Interest	Net
Basis Point Increase(Decrease)	Income	Expense	Increase(Decrease)
(100)	$(1,272)	(580)	(692)
100	2,062	1,922	140
200	7,512	3,843	3,669
300	13,144	5,765	7,379
400	18,776	7,686	11,090
500	24,409	9,608	14,801

As of June 30, 2020, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We utilized forward foreign currency contracts to protect ourselves against fluctuations in exchange rates. We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. See Note 3 to our consolidated financial statements for further discussion of foreign exchange forward contracts.

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR, has resulted in, and could continue to, result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Developments.”

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

If the value of our assets decreases, leverage would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to WhiteHorse Advisers.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of June 30, 2020, our total outstanding indebtedness was $257.2 million and our asset coverage was 216.7%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of June 30, 2020, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2020 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2020. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2020 (1)	(20.4)%	(11.2)%	(2.1)%	7.0%	16.1%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(39.4)%	(23.2)%	(7.1)%	9.0%	25.1%

(1)	Assumes $574.9 million in total assets, $257.2 million in debt outstanding and $300.2 million in net assets as of June 30, 2020, and an average cost of funds of 3.7%, which is our weighted average borrowing cost as of June 30, 2020.

(2)	Assumes $995.4 million in total assets, $600.4 million in debt outstanding and $300.2 million in net assets as of June 30, 2020, and an average cost of funds of 3.2%, which would be our weighted average borrowing cost assuming 150% asset coverage as of June 30, 2020.

Based on our outstanding indebtedness of $257.2 million as of June 30, 2020 and an average cost of funds of 2.8%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.7% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $600.4 million on an assumed 150% asset coverage ratio and an average cost of funds of 2.8%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

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

The global impact of the COVID-19 outbreak continues to evolve and is adversely affecting our operations and the operations of our portfolio companies. The COVID-19 pandemic has resulted in, and will continue to result in, among other things, the following: (i) increased draws by borrowers on revolving lines of credit; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) volatility and disruption of markets including greater volatility in pricing and spreads, difficulty in valuing loans during periods of increased volatility, and liquidity issues; (iv) reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased LIBOR; and (v) unfavorable economic conditions that would be expected to increase borrowers’ funding costs, limit borrowers’ access to the capital markets or result in a decision by lenders not to extend credit to borrowers. These factors are limiting our portfolio companies’ access to capital in a time of great economic distress. While government authorities have introduced creative proposals to address the needs of businesses, such actions may not adequately address the problems facing our portfolio companies.

The outbreak is likely to have a continued adverse impact on economic and market conditions and has triggered, and will likely continue to trigger a prolonged period of global economic slowdown. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. In addition, the financial conditions and results of operations presented in this report, including our financial statements, reflect our financial position as of June 30, 2020, and may not be indicative of the full fiscal year as we expect the adverse effects of COVID-19 to be more pronounced in future periods. The full negative impact of COVID-19 on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to reduce the spread of the virus and prevent a second wave of infections, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies.

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

WhiteHorse Finance, Inc.

Dated: August 10, 2020	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2020	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)