Form 10-Q
period 2020-09-30
WhiteHorse Finance, Inc.
filed 2020-11-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 6, 2020 the Registrant had 20,546,032 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$535,387	$546,744
Non-controlled affiliate company investments	9,520	9,651
Controlled affiliate company investments	50,388	33,293
Total investments, at fair value (amortized cost $598,477 and $597,725, respectively)	595,295	589,688
Cash and cash equivalents	8,863	4,294
Restricted cash and cash equivalents	13,830	23,252
Restricted foreign currency (cost of $233)	231	—
Interest and dividend receivable	6,145	6,010
Amounts receivable on unsettled investment transactions	815	360
Prepaid expenses and other receivables	627	7,620
Total assets	$625,806	$631,224

Liabilities
Debt	$291,924	$298,924
Distributions payable	7,294	7,294
Management fees payable	3,069	3,060
Incentive fees payable	7,029	5,230
Interest payable	853	1,674
Accounts payable and accrued expenses	1,035	1,944
Advances received from unfunded credit facilities	39	143
Total liabilities	311,243	318,269

Commitments and contingencies (See Note 8)

Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 authorized	21	21
Paid-in capital in excess of par	300,744	300,744
Accumulated earnings	13,798	12,190
Total net assets	314,563	312,955
Total liabilities and total net assets	$625,806	$631,224

Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$15.31	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Investment income
From non-controlled/non-affiliate company investments
Interest income	$14,222	$14,865	$39,506	$42,104
Fee income	741	2,246	1,571	6,328
Dividend income	21	-	101	-
From non-controlled affiliate company investments
Dividend income	263	301	800	888
From controlled affiliate company investments
Interest income	682	343	1,913	343
Dividend income	568	-	961	-
Total investment income	16,497	17,755	44,852	49,663

Expenses
Interest expense	2,770	3,495	9,661	9,744
Base management fees	3,069	2,834	9,110	8,240
Performance-based incentive fees	3,819	1,714	5,571	5,520
Administrative service fees	171	159	512	475
General and administrative expenses	601	660	2,212	1,875
Total expenses, before fees waived	10,430	8,862	27,066	25,854
Base management fee waived	-	-	-	(397)
Total expenses, net of fees waived	10,430	8,862	27,066	25,457
Net investment income before excise tax	6,067	8,893	17,786	24,206
Excise tax	137	238	513	712
Net investment income after excise tax	5,930	8,655	17,273	23,494

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	635	(2)	1,069	(2,020)
Foreign currency transactions	(1)	-	66	-
Foreign currency forward contracts	(25)	-	(25)	-
Net realized gains (losses)	609	(2)	1,110	(2,020)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	12,659	(1,882)	6,303	1,042
Non-controlled affiliate company investments	999	28	(131)	(492)
Controlled affiliate company investments	1,526	56	(1,316)	56
Translation of assets and liabilities in foreign currencies	(92)	-	251	-
Foreign currency forward contracts	3	-	-	-
Net change in unrealized appreciation (depreciation)	15,095	(1,798)	5,107	606
Net realized and unrealized gains (losses) on investments	15,704	(1,800)	6,217	(1,414)
Net increase in net assets resulting from operations	$21,634	$6,855	$23,490	$22,080

Per Common Share Data
Basic and diluted earnings per common share	$1.06	$0.34	$1.15	$1.08
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	20,546,032	20,546,032	20,546,032	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

			Paid-in	Accumulated
			Capital in	Undistributed
	Common Stock		Excess of	(Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at June 30, 2019	20,546,032	$21	$301,557	$14,354	$315,932
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	8,655	8,655
Net realized gains (losses) on investments	-	-	-	(2)	(2)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(1,798)	(1,798)
Distributions declared	-	-	-	(7,293)	(7,293)
Balance at September 30, 2019	20,546,032	$21	$301,557	$13,916	$315,494

Balance at June 30, 2020	20,546,032	$21	$300,744	$(543)	$300,222
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	5,930	5,930
Net realized gains (losses) on investments	-	-	-	609	609
Net change in unrealized appreciation (depreciation) on investments	-	-	-	15,095	15,095
Distributions declared	-	-	-	(7,293)	(7,293)
Balance at September 30, 2020	20,546,032	$21	$300,744	$13,798	$314,563

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

			Paid-in	Accumulated
			Capital in	Undistributed
	Common Stock		Excess of	(Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	23,494	23,494
Net realized gains (losses) on investments	-	-	-	(2,020)	(2,020)
Net change in unrealized appreciation (depreciation) on investments	-	-	-	606	606
Distributions declared	-	-	-	(21,882)	(21,882)
Balance at September 30, 2019	20,546,032	$21	$301,557	$13,916	$315,494

Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	17,273	17,273
Net realized gains (losses) on investments	-	-	-	1,110	1,110
Net change in unrealized appreciation (depreciation) on investments	-	-	-	5,107	5,107
Distributions declared	-	-	-	(21,882)	(21,882)
Balance at September 30, 2020	20,546,032	$21	$300,744	$13,798	314,563

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$23,490	$22,080
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(681)	(1,922)
Net realized (gains) losses on investments	(1,069)	2,020
Net unrealized (appreciation) depreciation on investments	(4,856)	(606)
Net unrealized appreciation on translation of assets and liabilities in foreign currencies	(251)	-
Accretion of discount	(2,169)	(3,346)
Amortization of deferred financing costs	767	746
Acquisition of investments	(126,255)	(207,756)
Proceeds from principal payments and sales of portfolio investments	81,438	121,619
Proceeds for sales of portfolio investments to STRS JV	47,985	32,011
Net changes in operating assets and liabilities:
Interest and dividend receivable	(135)	(1,344)
Prepaid expenses and other receivables	6,993	417
Amounts receivable on unsettled investment transactions	(455)	(4,603)
Amounts payable on unsettled investment transactions	-	(445)
Management fees payable	1,808	(3,765)
Incentive fees payable	(725)	289
Accounts payable and accrued expenses	-	95
Interest payable	(821)	(495)
Advances received from unfunded credit facilities	(104)	49
Net cash provided by (used in) operating activities	24,960	(44,956)

Cash flows from financing activities
Borrowings	133,695	107,400
Repayments of debt	(141,393)	(52,100)
Deferred financing costs	-	(32)
Distributions paid to common stockholders, net of distributions reinvested	(21,882)	(21,882)
Net cash provided by (used in) financing activities	(29,580)	33,386
Effect of exchange rate changes on cash	(2)	-
Net change in cash, cash equivalents and restricted cash	(4,622)	(11,570)
Cash, cash equivalents and restricted cash at beginning of period	27,546	33,732
Cash, cash equivalents and restricted cash at end of period	$22,924	$22,162

Supplemental disclosure of cash flow information:
Interest paid	$9,728	$9,492
Non-cash exchanges of investments	18,411	24,355

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	September 30,
	2020	2019
Cash and cash equivalents	$8,863	$9,827
Restricted cash and restricted foreign currency	14,061	12,335

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$22,924	$22,162

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2020

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	7.50%	03/26/18	03/27/23	7,609	$7,609	$7,609	2.42%
	(0.50% Floor)
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 7.50%	8.50%	08/21/20	10/11/24	7,763	7,612	7,763	2.47
	(1.00% Floor)				15,372	15,221	15,372	4.89
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	12/19/19	12/06/25	10,307	10,037	10,152	3.23
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.00%	02/08/19	02/08/24	5,432	5,378	5,398	1.72
	(1.50% Floor)
Application Software
Connexity, Inc.
First Lien Secured Term Loan	L+ 8.50%	10.00%	05/21/20	05/21/25	10,931	10,627	10,771	3.42
	(1.50% Floor)
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	06/14/19	12/29/22	5,114	5,050	4,774	1.52
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 7.00%	8.00%	06/14/19	12/29/22	301	298	281	0.09
	(1.00% Floor)				16,346	15,975	15,826	5.03
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+ 7.99%	9.01%	02/26/18	02/23/23	16,330	16,154	15,953	5.07
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	6.40%	11/15/19	11/18/24	8,181	7,908	8,181	2.60
	(0.00% Floor)				24,511	24,062	24,134	7.67
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	P+ 7.50%	10.75%	08/14/18	02/25/22	5,075	5,010	4,849	1.54
	(2.00% Floor)
Building Products
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	09/30/20	09/30/25	19,499	19,063	19,062	6.06
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.75%	7.75%	09/30/20	09/30/25	-	-	-	-
	(1.00% Floor)				19,499	19,063	19,062	6.06
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan(15)	L+7.19%	8.19%	06/08/18	06/08/23	15,000	14,879	14,250	4.53
	(1.00% Floor)
Communications Equipment
Ribbon Communications Operating Company, Inc.(5)
First Lien Secured Term Loan	L+ 7.50%	7.65%	08/14/20	03/03/26	12,469	12,011	12,011	3.82
	(0.00% Floor)
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	6.72%	03/15/19	04/29/24	3,971	3,886	3,950	1.26
	(0.00% Floor)				16,440	15,897	15,961	5.08
Construction & Engineering
Atlas Intermediate Holdings LLC
First Lien Secured Term Loan	L+ 6.25%	7.25%	05/26/20	02/13/26	15,269	14,404	14,810	4.71
	(1.00% Floor)
Data Processing & Outsourced Services
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.75%	9.75%	12/23/16	06/07/24	24,441	24,200	23,431	7.45
	(1.00% Floor)	(0.50%PIK)
Geo Logic Systems Ltd. (5)
First Lien Secured Term Loan (13)	C +6.25%	7.25%	12/19/19	12/19/24	6,752	5,062	4,903	1.56
	(1.00% Floor)
First Lien Secured Revolving Loan (7)(13)	C +6.25%	7.25%	12/19/19	12/19/24	-	-	(4)	-
	(1.00% Floor)	`			31,193	29,262	28,330	9.01
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.25%	7.25%	10/24/18	10/24/24	13,543	13,280	13,272	4.22
	(1.00% Floor)
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	01/28/19	01/25/24	5,727	5,632	4,868	1.55
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 8.00%	9.50%	06/10/20	01/25/24	850	850	723	0.23
	(1.50% Floor)				6,577	6,482	5,591	1.78
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	8.00%	11/13/19	05/13/23	8,903	8,726	8,790	2.79
	(1.00% Floor)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2020

(in thousands)

Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00%	01/11/18	01/11/23	6,497	$6,355	$6,444	2.05%
	(1.00% Floor)	(4.00%PIK)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.00%	07/22/19	12/12/22	731	731	731	0.23
	(1.00% Floor)	(4.00%PIK)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%	10/16/18	10/16/23	13,442	13,249	13,308	4.23
	(1.50% Floor)				20,670	20,335	20,483	6.51
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/26/19	11/26/24	13,936	13,697	13,936	4.43
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00%	14.25%	08/10/16	08/10/21	21,644	8,612	8,541	2.72
	(0.75% Floor)	(2.00%PIK)
Superpriority Secured Debtor-In-Possession Term Loan(4)(18)	L+ 10.00%	11.00%	08/26/20	08/10/21	14,222	5,663	14,222	4.52
	(1.00% Floor)				35,866	14,275	22,763	7.24
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.25%	05/15/19	04/30/19	3,855	3,855	2,621	0.83

First Lien Secured Term Loan B	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	9,188	2.92
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	-	-
		(2.00%PIK)			18,394	18,390	11,809	3.75
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 7.75%	9.25%	06/14/19	06/14/24	7,470	7,365	7,470	2.37
	(1.50% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/16/19	09/25/23	106	105	106	0.03
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.50%	7.73%	10/16/19	09/25/23	5,249	5,219	5,249	1.67
	(1.00% Floor)				12,825	12,689	12,825	4.07
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75%	10.75%	10/26/18	07/13/22	5,228	5,111	3,778	1.20
	(1.00% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/02/19	10/02/24	12,675	12,472	12,675	4.03
	(1.00% Floor)
Internet & Direct Marketing Retail
BBQ Buyer, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	08/28/20	08/28/25	10,696	10,434	10,432	3.32
	(1.50% Floor)
First Lien Secured Revolving Loan (7)	L+ 8.00%	9.50%	08/28/20	02/28/21	-	-	-	-
	(1.50% Floor)
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.75%	07/03/19	07/03/24	18,034	17,732	17,855	5.68
	(1.50% Floor)				28,730	28,166	28,287	9.00
Investment Banking & Brokerage
Arcole Acquisition Corp(5)
First Lien Secured Term Loan A(4)(8)(19)	L+ 10.25%	11.25%	11/29/18	11/30/23	5,231	5,159	4,708	1.50
	(1.00% Floor)
First Lien Secured Term Loan B(4)(8)(19)	L+ 16.50%	17.50%	11/29/18	11/30/23	1,826	1,785	1,643	0.52
	(1.00% Floor)	(1.50%PIK)
Subordinated Unsecured Term Loan(4)	L+ 9.00%	10.00%	07/31/20	10/31/20	291	291	291	0.09
	(1.00% Floor)
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 6.50%	7.50%	02/28/19	02/28/24	13,815	13,721	13,815	4.39
	(1.00% Floor)				21,163	20,956	20,457	6.50
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.00%	01/10/17	01/10/23	4,034	3,999	4,034	1.28
	(1.00% Floor)	(1.00%PIK)
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan (16)	L+ 7.97%	8.97%	09/06/19	09/06/24	9,414	9,265	8,284	2.63
	(1.00% Floor)	(0.50%PIK)
First Lien Secured Delayed Draw Loan(16)	L+ 7.61%	8.61%	09/06/19	09/06/24	4,638	4,591	4,081	1.30
	(1.00% Floor)	(0.50%PIK)
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)		`
First Lien Secured Term Loan A	L+ 3.25%	4.25%	06/29/20	06/29/25	5,659	5,576	5,571	1.77
	(1.00% Floor)
First Lien Secured Term Loan B	N/A	9.50%	06/29/20	06/29/25	1,136	1,109	1,107	0.35
		(9.50%PIK)
First Lien Secured Term Loan C (9)	N/A	9.50%	06/29/20	N/A	1,268	1,265	1,265	0.40
		(9.50%PIK)			22,115	21,806	20,308	6.45
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	04/12/19	04/12/24	10,895	10,741	10,644	3.38
	(1.50% Floor)
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan(17)	L+ 7.94%	8.94%	05/15/18	05/15/23	11,271	11,155	10,779	3.43
	(1.00% Floor)	(1.17%PIK)
Property & Casualty Insurance
Policy Services Company, LLC (5)
First Lien Secured Term Loan	L+ 6.00%	7.00%	03/06/20	05/31/24	6,256	5,983	6,131	1.95
	(1.00% Floor)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2020

(in thousands)

Research & Consulting Services
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	10.25%	01/09/18	01/09/23	12,708	$12,563	$12,453	3.96%
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	11/25/19	11/25/24	15,159	14,908	14,401	4.58
	(1.00% Floor)				27,867	27,471	26,854	8.54
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	P+ 5.00%	8.25%	11/30/18	11/19/25	10,159	9,934	8,534	2.71

Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 7.12%	8.12%	10/17/19	10/17/24	4,377	4,306	4,377	1.39
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.12%	8.12%	10/17/19	10/17/24	2,018	2,000	2,018	0.64
	(1.00% Floor)				6,395	6,306	6,395	2.03
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	11.50%	09/20/18	03/20/24	17,500	17,279	17,500	5.56
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	11.75%	09/09/16	03/09/22	12,500	12,435	12,500	3.97
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14)	L+ 6.50%	6.66%	07/19/19	N/A	41,073	41,073	41,073	13.06
					71,073	70,787	71,073	22.59
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/28/19	10/29/26	11,662	11,407	10,846	3.45
	(1.00% Floor)
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/06/19	08/16/24	16,428	15,061	16,267	5.17
	(1.00% Floor)
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	05/04/18	05/04/23	22,634	22,295	22,633	7.19
	(1.00% Floor)
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 7.25%	8.75%	08/22/19	08/22/24	8,835	8,696	8,922	2.84
	(1.50% Floor)

Total Debt Investments					602,578	569,408	566,230	180.00

Equity Investments
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	-	-
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	225	-	169	0.05
Health Care Services
Lab Logistics Preferred Units (4)	N/A	N/A	10/29/19	N/A	2	857	857	0.27
Internet & Direct Marketing Retail
BBQ Buyer, LLC Shares(4)	N/A	N/A	08/28/20	N/A	1,100	1,100	1,199	0.38
Leisure Facilities
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Class A Common Stock (4)	N/A	N/A	06/29/20	N/A	2	1,955	282	0.09
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Warrants(4)	N/A	N/A	06/29/20	06/28/28	1	793	114	0.04
					3	2,748	396	0.13
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	-	-	-
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,490	1.11
					165	2,890	3,490	1.11
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	08/13/14	08/31/22	10,000	10,029	9,520	3.03
WHF STRS Ohio Senior Loan Fund LLC Interests (4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	10,268	10,268	9,315	2.96
					20,268	20,297	18,835	5.99
Trading Companies & Distributors
Vessco Holdings, LLC Units(4)	N/A	N/A	08/22/19	N/A	506	860	4,090	1.30
Trucking
Europcar Mobility Group Earnout (4)(5)	N/A	N/A	10/31/19	12/31/22	-	-	29	0.01

Total Equity Investments					22,586	29,069	29,065	9.24

Total Investments					625,164	$598,477	$595,295	189.24%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited) - (continued)

September 30, 2020

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of September 30, 2020. The Prime was 3.25% as of September 30, 2020. The CDOR was 0.5% as of September 30, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 81% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2020. See Note 8.

(8)	The investment is on non-accrual status.

(9)	Security is perpetual with no defined maturity date.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 189% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)	Principal amount is denominated in Canadian dollars.

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)	In August 2020, in conjunction with the AG Kings Holdings, Inc. bankruptcy, the Company converted approximately $14.2 million of its existing first lien secured term loan into a new superpriority secured debtor-in-possession term loan.

(19)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were equitized into common shares of Arcole Holding Corp.

See notes to consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2019

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	8.80%	03/26/18	03/26/24	9,337	$9,337	$9,337	2.98%
	(0.50% Floor)
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	7.38%	12/19/19	12/06/25	10,385	10,073	10,073	3.22
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.80%	02/08/19	02/08/24	5,651	5,581	5,600	1.79
	(1.00% Floor)
Application Software
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.80%	06/14/19	12/29/22	5,263	5,174	5,136	1.64
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	9.77%	06/14/19	12/29/22	265	262	259	0.08
	(1.00% Floor)
					5,528	5,436	5,395	1.72
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	base rate+	10.05%	02/26/18	02/26/23	16,722	16,485	16,722	5.34
	7.99%
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	8.00%	11/15/19	11/18/24	8,500	8,164	8,168	2.61
	(1.00% Floor)
					25,222	24,649	24,890	7.95
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	L+ 6.00%	7.87%	08/14/18	02/25/22	5,405	5,299	5,405	1.73
	(1.50% Floor)
Rural Media Group, Inc.
First Lien Secured Term Loan	L+ 7.71%	9.64%	12/29/17	12/29/22	7,133	7,050	6,991	2.23
	(1.00% Floor)
					12,538	12,349	12,396	3.96
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan	P+ 6.27%	11.02%	06/08/18	06/08/23	15,000	14,845	14,250	4.45
	(2.25% Floor)
Communications Equipment
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	8.44%	03/15/19	04/29/24	4,875	4,749	4,857	1.55
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

September 30, 2020

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

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (“CEA”), and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.

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

Investments are measured at fair value as determined in good faith by WhiteHorse Advisers’ investment committee, generally on a quarterly basis, and such valuations are reviewed by the audit committee of the board of directors and ultimately approved by the board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date. Any changes to the valuation methodology are reviewed by management and the Company’s board of directors to confirm that the changes are justified. The Company continues to review and refine its valuation procedures in response to market changes.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2020 and December 31, 2019.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2020 or December 31, 2019. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2016 remain subject to examination by the Internal Revenue Service.

As of September 30, 2020 and December 31, 2019, the cost of investments for federal income tax purposes was $609,762 and $601,862 resulting in net unrealized depreciation of $14,467 and $12,174, respectively. This is comprised of gross unrealized appreciation of $17,190 and $5,223, and gross unrealized depreciation of $31,657 and $17,397, on a tax basis, as of September 30, 2020 and December 31, 2019, respectively.

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

Reclassifications: Certain amounts in the consolidated financial statements as of December 31, 2019 and for the nine months ended September 30, 2019 have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2020, the guidance did not have a material impact on the consolidated financial statements.

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

The Company utilizes forward foreign currency exchange contracts to protect itself against fluctuations in exchange rates. During the three and nine months ended September 30, 2020, the Company recognized realized losses of $25 and $25, respectively, and unrealized gains of $3 and $0, respectively, in the statement of operations relating to forward currency exchange contracts held during the year. The Company may choose to renew contracts quarterly unless otherwise settled by the Company or the counterparty. There were no open contracts at September 30, 2020.

Realized gain (loss) on forward currency contracts recognized in income

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
Risk exposure category	2020	2020
Foreign exchange	$(25)	$(25)

Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
Risk exposure category	2020	2020
Foreign exchange	$3	$-

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$497,306	$494,866	$486,340	$477,875
Second lien secured loans	30,738	30,000	63,002	62,155
Subordinated unsecured loans	291	291	-	-
Subordinated Note to STRS JV	41,073	41,073	26,344	26,344
Equity (excluding STRS JV)	18,801	19,750	15,453	16,365
Equity in STRS JV	10,268	9,315	6,586	6,949
Total	$598,477	595,295	$597,725	$589,688

The following table shows the portfolio composition by industry(1) grouping at fair value:

	September 30, 2020		December 31, 2019
Advertising	$15,372	2.82%	$9,804	1.76%
Agricultural & Farm Machinery	10,152	1.86	10,073	1.81
Air Freight & Logistics	5,398	0.99	5,600	1.01
Application Software	15,826	2.90	5,395	0.97
Automotive Retail	24,134	4.43	24,890	4.47
Broadcasting	4,849	0.89	12,396	2.23
Building Products	19,062	3.50	-	-
Cable & Satellite	14,250	2.61	14,250	2.56
Communications Equipment	15,961	2.93	4,857	0.87
Construction & Engineering	14,810	2.72	-	-
Data Processing & Outsourced Services	28,330	5.20	40,699	7.32
Department Stores	13,272	2.43	13,544	2.43
Distributors	5,591	1.03	5,594	1.01
Diversified Chemicals	8,790	1.61	8,733	1.57
Diversified Support Services	20,652	3.79	17,636	3.17
Education Services	13,936	2.56	11,519	2.07
Environmental & Facilities Services	-	-	6,329	1.14
Food Retail	22,763	4.18	7,668	1.38
Health Care Facilities	11,809	2.17	14,760	2.65
Health Care Services	13,682	2.51	27,010	4.85
Home Furnishings	3,778	0.69	5,040	0.91
Human Resource & Employment Services	-	-	12,354	2.22
Interactive Media & Services	12,675	2.33	12,673	2.28
Internet & Direct Marketing Retail	29,486	5.41	18,424	3.31
Investment Banking & Brokerage	20,457	3.75	22,935	4.12
IT Consulting & Other Services	4,034	0.74	4,236	0.76
Leisure Facilities	20,704	3.80	24,086	4.33
Office Services & Supplies	10,644	1.95	12,029	2.16
Other Diversified Financial Services	3,490	0.64	28,376	5.10
Packaged Foods & Meats	10,779	1.98	11,924	2.14
Property & Casualty Insurance	6,131	1.13	-	-
Research & Consulting Services	26,854	4.93	28,704	5.16
Restaurants	8,534	1.57	9,717	1.75
Specialized Consumer Services	6,395	1.17	4,355	0.78
Specialized Finance	39,520	7.25	47,151	8.47
Specialty Chemicals	10,846	1.99	11,463	2.06
Systems Software	16,267	2.99	19,025	3.42
Technology Hardware, Storage & Peripherals	22,633	4.15	23,566	4.24
Trading Companies & Distributors	13,012	2.39	19,496	3.50
Trucking	29	0.01	84	0.02
Total	$544,907	100.00%	$556,395	100.00%

(1) Excludes investments in STRS JV.

As of September 30, 2020 the portfolio companies underlying the Company’s investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd. (which are located in Canada). As of September 30, 2020 and December 31, 2019, the weighted average remaining terms of the Company’s debt investments were approximately 3.5 years and 3.4 years, respectively.

As of September 30, 2020 and December 31, 2019, the total fair value of non-accrual loans were $18,670 and $7,668, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2020:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Non-controlled affiliates
NMFC Senior Loan
Program I LLC Units	Equity	$800	$9,651	$—	$—	$—	$(131)	$9,520
Total Non-controlled affiliates		$800	$9,651	$—	$—	$—	$(131)	$9,520

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Controlled affiliates
WHF STRS Ohio Senior Loan	Subordinated
Fund LLC*	Note	$1,913	$26,344	$14,729	$—	$—	$—	$41,073
WHF STRS Ohio Senior Loan Fund LLC*	Equity	961	6,949	3,682	—	—	(1,316)	9,315
Total Controlled affiliates		$2,874	$33,293	$18,411	$—	$—	$(1,316)	$50,388

The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2019:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2018	Purchases	Sales	Gain (Loss)	(Depreciation)	2019
Non-controlled affiliates
NMFC Senior Loan
Program I LLC Units	Equity	$1,173	$9,630	$—	$—	$—	$21	$9,651
UnitsRCS Creditor Trust Class B	Equity	—	535	—	—	—	(535)	—
Total Non-controlled affiliates		$1,173	$10,165	$—	$—	$—	$(514)	$9,651

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2018	Purchases	Sales	Gain (Loss)	(Depreciation)	2019
Controlled affiliates
WHF STRS Ohio Senior Loan	Subordinated
Fund LLC *	Note	$936	$—	$26,344	$—	$—	$—	$26,344
WHF STRS Ohio Senior Loan Fund LLC*	Equity	—	—	6,586	—	—	363	6,949
Total Controlled affiliates		$936	$—	$32,930	$—	$—	$363	$33,293

*	The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of limited liability company (“LLC”) equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into an LLC operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware LLC. STRS Ohio and the Company have committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000. STRS JV will invest primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years.

In July 2019, STRS JV formally launched operations. As of September 30, 2020, STRS JV had total assets of $170,818. STRS JV’s portfolio consisted of debt investments in 18 portfolio companies as of September 30, 2020. As of September 30, 2020, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $14,628. The five largest investments in portfolio companies by fair value in STRS JV totaled $61,266. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of September 30, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $10,268 and advances of the subordinated notes of $41,073 as of September 30, 2020. As of September 30, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 were unfunded, respectively.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). As of September 30, 2020, the STRS JV Credit Facility had $125,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of September 30, 2020, STRS JV had $86,755 of outstanding borrowings under the STRS JV Credit Facility. At September 30, 2020, the effective interest rate on the STRS JV Credit Facility was 2.84% per annum.

Below is a listing of STRS JV’s individual investments as of September 30, 2020:

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	8,775	$8,632	$8,582
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	-	-	(5)
	(1.00% Floor)				8,775	8,632	8,577
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	6,499	6,497	6,330
	(1.00% Floor)
First Lien Secured Delayed Draw Loan (6)	L+ 6.25%	7.25%	12/13/19	09/01/22	4,287	4,284	4,119
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	1,134	1,129	1,105
	(1.00% Floor)				11,920	11,910	11,554
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan (7)	L+ 6.24%	7.25%	01/22/20	12/19/24	14,558	10,951	10,572
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.24%	7.25%	01/22/20	12/19/24	-	-	(8)
	(1.00% Floor)				14,558	10,951	10,564
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	11,403	11,235	9,271
	(1.00% Floor)	(3.50% PIK)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	935	921	760
	(1.00% Floor)	(3.50% PIK)			12,338	12,156	10,031
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	5,244	5,154	5,219
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	-	-	6
	(1.00% Floor)				5,244	5,154	5,225
Health Care Services
Akumin Corp.
First Lien Secured Term Loan	L+ 8.00%	9.00%	07/19/19	05/31/24	13,619	13,357	13,347
	(1.00% Floor)	(2.00% PIK)			13,619	13,357	13,347
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,834	11,674	11,834
	(1.50% Floor)				11,834	11,674	11,834
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,288	7,167	7,102
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%	07/19/19	06/28/26	2,870	2,823	2,797
	(1.00% Floor)				10,158	9,990	9,899
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/05/19	11/05/24	7,838	7,710	7,838
	(1.00% Floor)				7,838	7,710	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	13,612	13,395	13,475
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	-	-	6
	(1.00% Floor)				13,612	13,395	13,481
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	8,299	8,155	8,175
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	2,919	2,895	2,875
	(1.00% Floor)				11,218	11,050	11,050
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.00%	02/18/20	01/29/25	3,065	3,011	3,065
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,748	7,619	7,283
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.75%	03/20/20	02/28/25	9,233	9,130	9,049
	(1.50% Floor)	(1.00% PIK)			20,046	19,760	19,397
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	4,834	4,740	4,350
	(1.00% Floor)	(0.50% PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	-	-	(112)
	(1.00% Floor)				4,834	4,740	4,238
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/01/24	8,163	8,045	8,081
	(1.00% Floor)				8,163	8,045	8,081
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	7,673	7,531	7,538
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	-	-	1
	(1.50% Floor)				7,673	7,531	7,539
Trading Companies & Distributors
Vessco Holdings, LLC
First Lien Secured Term Loan	L+ 7.25%	8.75%	04/22/20	08/22/24	9,874	9,697	9,972
	(1.50% Floor)
					9,874	9,697	9,972
Total Investments					171,704	$165,752	$162,627

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of September 30, 2020. The CDOR was 0.5% as of September 30, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,048% of STRS JV’s net assets or 95% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

Below is a listing of STRS JV’s individual investments as of December 31, 2019:

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
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

As of September 30, 2020, and December 31, 2019, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $8,420 and $8,592 under undrawn revolvers as of September 30, 2020 and December 31, 2019, respectively.

Below is certain summarized financial information for STRS JV as of September 30, 2020 and December 31, 2019 and for the three and nine month periods ended September 30, 2020 and for the period July 19, 2019 (commencement of operations) through September 30, 2019 (dollars in thousands):

Selected Balance Sheet Information	September 30, 2020	December 31, 2019
Assets:
Investments, at fair value (amortized cost of $165,752, $96,910, respectively)	$162,627	$97,260
Cash and cash equivalents	7,444	1,552
Other assets	747	726
Total assets	$170,818	$99,538
Liabilities:
Credit facility	$85,226	$42,773
Note payable to members	68,456	43,907
Interest payable on credit facility	160	179
Interest payable on notes to members	1,140	850
Other liabilities	311	248
Total liabilities	155,293	87,957
Members’ equity	15,525	11,581
Total liabilities and members’ equity	$170,818	$99,538

	Three Months Ended	Nine months Ended
Selected Statement of Operations Information	September 30, 2020	September 30, 2020
Interest income	$3,402	$8,948
Total investment income	$3,402	$8,948
Interest expense on credit facility	806	2,407
Interest expense on notes to members	1,140	3,328
Administrative fee	84	219
Other expenses	40	314
Total expenses	$2,070	$6,268
Net investment income	1,332	2,680
Net realized gains (losses) on investments	(2)	(17)
Net change in unrealized appreciation (depreciation) on investments	2,158	(3,254)
Net increase (decrease) in net assets resulting from operations	$3,488	$(591)

For the period July 19, 2019 (commencement of operations)
Selected Statement of Operations Information	through September 30, 2019
Interest income	$1,022
Total investment income	$1,022

Interest expense on credit facility	378
Interest expense on notes to members	572
Administrative fee	24
Other expenses	58
Total expenses	$1,032

Net investment income	(10)
Net realized gains (losses) on investments	12
Net change in unrealized appreciation (depreciation) on investments	91
Net increase (decrease) in net assets resulting from operations	$93

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2020 and 2019, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$494,866	494,866
Second lien secured loans	—	—	30,000	30,000
Subordinated unsecured loans	—	—	291	291
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	19,750	19,750
Equity in STRS JV(1)	—	—	—	9,315
Total investments	$—	$—	$585,980	595,295

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$477,875	$477,875
Second lien secured loans	—	—	62,155	62,155
Subordinated Note to STRS JV	—	—	26,344	26,344
Equity (excluding STRS JV)	467	—	15,898	16,365
Equity in STRS JV(1)	—	—	—	6,949
Total investments	$467	$—	$582,272	$589,688

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2020:

	First Lien	Second Lien	Subordinated	Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$453,721	29,968	-	41,073	14,846	539,608
Funding of investments	57,920	-	291	-	1,100	59,311
Non-cash interest income	198	-	-	-	-	198
Accretion of discount	680	28	-	-	-	708
Proceeds from paydowns and sales	(27,507)	-	-	-	(632)	(28,139)
Realized gains	4	-	-	-	632	636
Net unrealized (depreciation) appreciation	9,850	4	-	-	3,804	13,658
Fair value, end of period	$494,866	30,000	291	41,073	19,750	585,980
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2020	$9,980	4	-	-	3,804	13,788

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2020:

	First Lien	Second Lien	Subordinated	Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$477,875	62,155	-	26,344	15,898	582,272
Funding of investments	122,057	-	291	14,729	3,908	140,985
Non-cash interest income	681	-	-	-	-	681
Accretion of discount	2,009	142	-	-	18	2,169
Proceeds from paydowns and sales	(114,065)	(32,404)	-	-	(650)	(147,119)
Realized gains	281	-	-	-	632	913
Net unrealized (depreciation) appreciation	6,028	107	-	-	(56)	6,079
Fair value, end of period	$494,866	30,000	291	41,073	19,750	585,980
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2020	$6,090	109	-	-	(56)	6,143

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2019:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$453,080	65,700	-	15,040	533,820
Funding of investments	79,498	-	19,484	1,480	100,462
Non-cash interest income	605	-	-	-	605
Accretion of discount	1,359	35	-	-	1,394
Proceeds from paydowns and sales	(112,825)	-	-	-	(112,825)
Realized gains	(2)	-	-	-	(2)
Net unrealized (depreciation) appreciation	(1,038)	(139)	-	(197)	(1,374)
Fair value, end of period	$420,677	65,596	19,484	16,323	522,080
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2019	$(1,042)	(138)	-	(195)	(1,374)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2019:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$359,416	97,167	-	12,275	468,858
Funding of investments	204,180	-	19,484	2,990	226,654
Non-cash interest income	1,350	567	-	-	1,917
Accretion of discount	2,694	657	-	-	3,351
Proceeds from paydowns and sales	(156,209)	(21,190)	-	-	(177,399)
Lien priority conversion	14,472	(14,472)	-	-	-
Realized gains	(2,020)	-	-	-	(2,020)
Net unrealized (depreciation) appreciation	(3,206)	2,867	-	1,058	719
Fair value, end of period	$(3,736)	3,335	-	1,060	659
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2019	$(3,736)	3,335	-	1,060	659

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value at September 30, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$346,304	Discounted cash flows	Discount rate	7.3% – 29.0% (10.6%)
			Exit EBITDA multiple	3.0x – 15.0x (7.4x)
	40,923	Guideline public companies	LTM EBITDA multiple	1.8x – 6.3x (3.6x)
	27,984	Recent transaction	Transaction price	97.8
			Exit EBITDA multiple	14.3x
	78,924	Discounted cash flows, recent transaction and consensus market pricing	Discount rate	8.1% – 10.7% (9.1%)
			Market pricing	96.5 – 100.9 (98.7)
			Transaction price	96.3 – 100.3 (98.5)
			Exit EBITDA multiple	6.0x – 11.0x (8.9x)
	731	Asset coverage	-	-
	$494,866

Second lien secured loans	$30,000	Discounted cash flows	Discount rate	11.9% – 12.2% (12.0%)
	$30,000

Subordinated Note to STRS JV	$41,073	Enterprise value	-	-
	$41,073

Subordinated unsecured loan	$291	Guideline public companies	LTM EBITDA multiple	6.3x
	$291

Preferred Equity	$857	Similar transactions	LTM EBITDA multiple	8.0x
	$857

Common Equity	$9,831	Discounted cash flows	Discount rate	0.2% - 18.4% (12.3%)
			Exit EBITDA Multiple	8.6x
			Discount for lack of marketability	2.0%
	1,199	Guideline public companies	LTM EBITDA multiple	6.7x
			Discount for lack of marketability	35.0%
	4,259	Similar transactions	LTM EBITDA multiple	6.0x – 14.3x (14.0x)
			Discount for lack of marketability	15.0%
	$15,289

Warrant	$3,604	Discounted cash flows and	Discount rate	18.4% - 20.3% (20.2%)
		Option-pricing method	Exit EBITDA multiple	5.5x – 8.6x (5.6x)
			Volatility	3.0% - 7.5% (3.2%)
			Discount for lack of marketability	10.0% - 15.0% (10.2%)
	$3,604

Total Level 3 Investments	$585,980

	Fair Value at			Range (Weighted
Investment Type	December 31, 2019	Valuation Techniques	Unobservable Inputs	Average)
First lien secured loans	$204,908	Discounted cash flows	Discount rate	8.8% – 20.0% (10.9)%
			Exit multiple	4.8x – 9.0x (7.3x)
	525	Asset coverage and Recent transaction	Transaction price	100.0
	184,636	Discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.2% – 11.2% (9.1)%
			Market quotes or
			transaction price	97.1 – 99.7 (98.2)
			Exit multiple	7.0x – 10.0x (8.2x)
	22,429	Guideline public companies	Exit multiple	4.0x – 5.0x (4.6x)
	5,405	Expected repayment	Repayment price	100.0
	59,972	Consensus market pricing or recent transaction	Market quotes or transaction price	95.1 – 98.0 (96.6)
	$477,875
Second lien secured loans	$62,155	Discounted cash flows	Discount rate	12.0% – 1 8.5% (14.9)%
			Exit multiple	6.0x
	$62,155
Subordinated Note to STRS JV	$26,344	Enterprise value	—	—
	$26,344
Preferred Equity	$1,133	Similar transactions	Transaction multiple	9.4x – 9.5x (9.5x)
	$1,133
Common Equity	$9,650	Discounted cash flows	Discount rate	9.1%
			Discount for lack of marketability	2.0%
	$849	Similar transactions	Transaction multiple	6.0x – 6.8x (6.8x)
	$10,499
Warrant	$4,182	Discounted cash flows and	Discount rate	23.0% – 30.0% (23.8)%
		Option-pricing method	Exit multiple	5.5x – 8.0x (5.8x)
			Volatility	1.3% – 2.2% (2.1)%
			Discount for lack of marketability	10.0% – 13.0% (10.3)%
	$4,182
Earnout and Holdback	$84	Discounted cash flows	Discount rate	1.6%
	$84
Total Level 3 Investments	$582,272

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of September 30, 2020 and December 31, 2019. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “2023 Private Notes”) was estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

	Fair	September 30, 2020		December 31, 2019
	Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$231,150	$231,567	$238,917	$243,435
2023 Private Notes	3	30,000	30,950	30,000	31,558
2025 Notes	2	35,000	35,419	35,000	36,722
		$296,150	$297,936	$303,917	$311,715

NOTE 6 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2020, the Company’s asset coverage for borrowed amounts was 206.2%.

Total borrowings outstanding and available as of September 30, 2020 were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$231,150	18,850
2023 Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			296,150	$18,850
Debt issuance cost			(4,226)
Total debt net issuance cost			$291,924

Total borrowings outstanding and available as of December 31, 2019 were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$238,917	$11,083
2023 Private Notes	2023	6.0%	30,000	—
2025 Notes	2025	6.5%	35,000	—
Total debt			303,917	$11,083
Debt issuance cost			(4,993)
Total debt net issuance cost			$298,924

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

The Credit Facility bears interest at LIBOR plus 2.50% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Through May 19, 2019, the required minimum outstanding borrowings was $115,000 and then was increased to $135,000 until August 20, 2019. Between August 20, 2019 and November 22, 2019, the required minimum outstanding borrowings was $155,000. Subsequent to November 22, 2019 the minimum borrowing requirement is $175,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $503,556 as of September 30, 2020 as collateral. The Credit Facility has a final maturity date of November 22, 2024.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2020, the Company had $231,150 in outstanding borrowings and $18,850 undrawn under the Credit Facility. Weighted average outstanding borrowings were $191,666 and $207,941 at a weighted average interest rate of 2.80% and 3.51% for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, the interest rate in effect on outstanding borrowings was 2.75%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At September 30, 2020, approximately $18,850 was available to be drawn by the Company based on these requirements.

2023 Private Notes: On July 13, 2018, the Company entered into an agreement (the “2023 Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured 2023 Private Notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Interest on the 2023 Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 2023 Private Notes cease to have an investment grade rating. The 2023 Private Notes will mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The 2023 Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018.

2025 Notes: On November 13, 2018, the Company completed a public offering of $35,000 of aggregate principal amount of 2025 Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Interest on the 2025 Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at an annual rate of 6.50%. The 2025 Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after November 30, 2021. The 2025 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank equally in right of payment with the Company’s other outstanding and future unsecured, unsubordinated indebtedness, including the 2023 Private Notes. The 2025 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFBZ.”

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

Base Management Fee

Prior to November 1, 2018, the base management fee was calculated at an annual rate of 2.0% of the average carrying value of consolidated gross assets, including cash and cash equivalents and assets purchased with borrowed funds, at the end of the two most recently completed calendar quarters. Effective November 1, 2018, the base management fee is calculated at an annual rate equal to 2.0% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

During the three and nine months ended September 30, 2020, the Company incurred base management fees of $3,069 and $9,110, respectively. During the three and nine months ended September 30, 2019, the Company incurred base management fees of $2,834 and $7,843, net of fees waived, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2020, the Company accrued Capital Gains Incentive Fees of $1,870 and $1,243, respectively. For the three and nine months ended September 30, 2019, the Company accrued a Capital Gains Incentive Fee reversal of $(360) and $(283), respectively, which accruals are included in performance-based incentive fees in the consolidated statements of operations. As of September 30, 2020 and December 31, 2019, included in management and incentive fees payable on the consolidated statements of assets and liabilities were $1,870 and $626, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and nine months ended September 30, 2020, the Company incurred total performance-based incentive fees of $3,819 and $5,571, respectively. During the three and nine months ended September 30, 2019, the Company incurred total performance-based incentive fees of $1,741 and $5,520, respectively.

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

During the three and nine months ended September 30, 2020, the Company incurred allocated administrative service fees of $171 and $513, respectively. During the three and nine months ended September 30, 2019, the Company incurred allocated administrative service fees of $159 and $475, respectively.

Co-investments with Related Parties: At September 30, 2020 and December 31, 2019, officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained no co-investments in the Company’s investments.

At September 30, 2020 and December 31, 2019, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $2,631,300 and $2,241,494, respectively.

STRS JV: For the three and nine month period ended September 30, 2020, the Company sold $1,335 and $66,397 of investments to STRS JV at fair value and recognized $0 and $(3) of net realized loss, respectively.

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

The balance of unfunded commitments to extend credit was approximately $2,306 and $9,056 as of September 30, 2020 and December 31, 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of September 30, 2020 and December 31, 2019:

	Unfunded Commitment as of
	September 30,	December 31,
	2020	2019
Revolving Loan Commitments:
BBQ Buyer, LLC	$823	$—
Geo Logic Systems Ltd.	306	1,288
ImageOne Industries, LLC	56	—
LHS Borrower, LLC	1,121	—
Lift Brands, Inc.	—	594
Newscycle Solutions, Inc.	—	36
WH Lessor Corp.	—	646
	2,306	2,564
Delayed Draw Loan Commitments:
Crown Brands LLC	—	850
Lab Logistics, LLC	—	572
Sklar Holdings, Inc.	—	3,039
True Blue Car Wash, LLC	—	2,031
	—	6,492
Total Unfunded Commitments	$2,306	$9,056

As of September 30, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three and nine months ended September 30, 2020 and subsequent to September 30, 2020, the current pandemic caused by the novel coronavirus (commonly known as “ COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company's portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended
	September 30,
	2020	2019
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.35

Net investment income	0.84	1.14
Net realized and unrealized (losses) gains on investments	0.31	(0.06)
Net increase in net assets resulting from operations	1.15	1.08

Distributions declared from net investment income	(1.07)	(1.07)
Net asset value, end of period	$15.31	$15.36

Total annualized return based on market value(2)	(38.12)%	12.72%
Total annualized return based on net asset value	10.37%	9.27%
Net assets, end of period	$314,563	$315,494
Per share market value at end of period	$9.79	$13.93
Shares outstanding end of period	20,546,032	20,546,032

Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)(5)	12.18%	8.67%
Ratio of incentive fees to average net assets(4)	2.46%	2.32%
Ratio of total expenses to average net assets(4)(5)	9.72%	10.99%
Ratio of net investment income to average net assets(4)(5)	7.63%	9.86%
Portfolio turnover ratio	22.06%	30.72%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	WhiteHorse Advisers did not waive any base management fees during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, WhiteHorse Advisers irrevocably waived $397 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.84%, 2.28%, 11.12% and 9.73%, respectively, for the nine months ended September 30, 2019.

(5)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 10 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net increase in net assets resulting from operations	$21,634	$6,855	$23,490	$22,080
Weighted average shares outstanding	20,546,032	20,546,032	20,546,032	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$1.06	$0.34	$1.15	$1.08

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that, other than the item disclosed below, there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On October 9, 2020, the Company declared a special distribution of $0.125 per share, which will be payable on December 10, 2020 to stockholders of record as of October 30, 2020.

On October 20, 2020, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $40,000 in aggregate principal amount of unsecured notes (the “2025 Private Notes ”) to qualified institutional investors in a private placement. The 2025 Private Notes have a fixed interest rate of 5.375% and are due on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2025 Private Notes will be due semiannually. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 2025 Private Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 2025 Private Notes at par if certain change in control events occur. The 2025 Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The 2025 Private Notes were delivered and paid for on October 20, 2020. The Company intends to use the net proceeds from this offering to refinance and/or redeem existing debt and/or for general corporate purposes.

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

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares of common stock. Concurrent with the IPO, certain of our directors and officers, the managers of H.I.G. WhiteHorse Advisers, LLC, or WhiteHorse Advisers, and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement exempt from registration under the Securities Act. Our shares are listed on the Nasdaq Global Select Market under the symbol “WHF.”

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

COVID-19 Developments

The rapid spread of COVID-19 and the related effect on the U.S. and world economy has had adverse consequences on the business operations of some of our portfolio companies and has adversely affected, and will likely continue to adversely affect, our operations and the operations of our investment adviser (including those relating to us). Our investment adviser has been monitoring the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to assess and evaluate the steps each portfolio company can take in response to the impacts of COVID-19.

We cannot predict the full impact of COVID-19, including its duration in the United States and worldwide and the extent of the economic impact of the outbreak, including with respect to the travel restrictions, business closures and other quarantine measures imposed on service providers and other individuals by various local, state, and federal governmental authorities, as well as non-U.S. governmental authorities. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our and our portfolio companies’ operating results and financial condition, or the duration of any potential business or supply-chain disruption for us, our investment adviser and/or our portfolio companies, is uncertain, especially in light of the resurgence of the virus in various cities in the United States and throughout the world. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Some of our portfolio companies have curtailed their business operations, furloughed or laid off employees, terminated relationships with service providers and deferred capital expenditures and may continue to do so for a prolonged period of time if another wave of the virus occurs. Such developments could permanently impair the business operations of our portfolio companies and likely result in a decrease in the value of our investment in any such portfolio company.

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

As of September 30, 2020, we are permitted under the 1940 Act, as a business development company, to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. While we are in compliance with our asset coverage requirements under the 1940 Act as of September 30, 2020, we are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby resulting in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of September 30, 2020, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2020, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

Over the past several months, the WhiteHorse Advisers credit team has been in close contact with the owners and management teams of each of our portfolio companies. With the rapid onset of the crisis, these owners and management teams have been actively assessing the likely impacts to their businesses and are continuing to coordinate with us to guide their companies through the fallout. In dealing with the economic decline that is occurring now and in the coming quarters, we are operating under a philosophy that we will work hand in hand with our borrowers to support them. We expect owners to support their firms with additional equity where possible, and we will react to this by showing flexibility in our terms as appropriate.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a negative impact on cash flows earned by us during the fourth quarter of 2020, which would result in a material adverse effect on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

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

WhiteHorse Advisers and WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

Recent Developments

Subsequent to September 30, 2020, market disruptions caused by the COVID-19 pandemic have continued to adversely affect the business operations of some, if not all, of our portfolio companies and have adversely affected, and may continue to adversely affect, our operations and the operations of our investment adviser. While we are closely monitoring this situation, we cannot predict the impact of COVID-19 on our future financial condition, results of operations or cash flows with any level of certainty. However, we do expect that the COVID-19 pandemic will continue to have a material adverse impact on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies. For more information, see “COVID-19 Developments” above.

On October 9, 2020, we declared a special distribution of $0.125 per share, which will be payable on December 10, 2020 to stockholders of record as of October 30, 2020.

On October 20, 2020, we entered into an agreement governing the issuance of $40 million in aggregate principal amount of unsecured notes, or the 2025 Private Notes, to qualified institutional investors in a private placement. The 2025 Private Notes have a fixed interest rate of 5.375% and are due on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. Interest on the 2025 Private Notes will be due semiannually. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 2025 Private Notes cease to have an investment grade rating. In addition, we are obligated to offer to repay the 2025 Private Notes at par if certain change in control events occur. The 2025 Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. The 2025 Private Notes were delivered and paid for on October 20, 2020. We used the net proceeds from this offering to repay a portion of the debt outstandings under the JPM Credit Facility.

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

Investment Income

Investment income for the three and nine months ended September 30, 2020 totaled $16.5 million and $44.9 million. respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three and nine months ended September 30, 2019 of $17.8 million and $49.7 million, respectively. Investment income decreased primarily as a result of a decrease in non-recurring fee income, increase in non-accrual loans, as well as the decrease in LIBOR from September 30, 2019 to September 30, 2020. Investment income for the three and nine months ended September 30, 2020 included $0.6 million and $1.3 million of non-recurring fee income, respectively. Included in investment income for the three and nine months ended September 30, 2019 was $2.1 million and $6.0 million, respectively, of non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, excluding excise tax, totaled $10.4 million and $27.1 million for the three and nine months ended September 30, 2020, respectively. This compares to expenses of $8.9 million and $25.5 million for the three and nine months ended September 30, 2019, respectively.

Interest expense totaled $2.8 million and $9.7 million for the three and nine months ended September 30, 2020, respectively, and $3.5 million and $9.7 million for the three and nine months ended September 30, 2019, respectively. The decrease in interest expense was primarily due to lower interest rates resulting from a decrease in LIBOR, partially offset by a higher borrowing base.

Base management fees totaled (net of fees waived, if any) $3.1 million and $9.1 million for the three and nine months ended September 30, 2020, respectively, and $2.8 million and $7.8 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020, there were no base management fees waived. For the three and nine months ended September 30, 2019, WhiteHorse Advisers waived approximately $0.0 and $0.4 million in base management fees, respectively.

Performance-based incentive fees totaled $3.8 million and $5.6 million for the three and nine months ended September 30, 2020, respectively and $1.7 million and $5.5 million for the three and nine months ended September 30, 2019, respectively. The increase in performance-based incentive fees was mainly attributable to a $1.9 million accrual of the capital gains incentive fee component, which was driven by gains recognized in the portfolio in the current period.

Administrative service fees for the three and nine months ended September 30, 2020 totaled $0.2 million and $0.5 million, respectively. This compares to administrative fees of $0.2 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

General and administrative expenses were $0.6 million and $2.2 million for the three and nine months ended September 30, 2020, respectively and $0.7 million and $1.9 million for the three and nine months ended September 30, 2019, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2020 and 2019, we accrued a net excise tax expense of $0.1 million and $0.5 million, and $0.2 million and $0.7 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains (Losses) on Investments

For the three and nine months ended September 30, 2020, we incurred a net realized gains on investments of approximately $0.6 million and $1.1 million, respectively, which was primarily driven by sales or paydowns of portions of our positions in PMA Holdco, LLC, Fluent, LLC and Vero Parent, Inc. For the three and nine months ended September 30, 2019, we incurred a net realized loss of approximately $0.0 million and $2.0 million, respectively, which was driven by the sale of our remaining position in Outcome Health.

For the three and nine months ended September 30, 2020, we recorded net unrealized appreciation of $15.2 million and $4.9 million, respectively. For the three and nine months ended September 30, 2019, we recorded net unrealized depreciation of $1.8 million and unrealized appreciation of $0.6 million, respectively. Unrealized appreciation and depreciation generally arise from credit-related adjustments and the reversal of unrealized depreciation or appreciation due to repayments or disposals. Net unrealized appreciation during the three and nine months ended September 30, 2020 was primarily attributable to fair value increases on our investment in AG King Holdings Inc., Vessco Holdings, and Mills Fleet Farm Group LLC.

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

Our operating activities provided cash and cash equivalents of $25.0 million during the nine months ended September 30, 2020, primarily from the net proceeds received from realizations and repayments on our investments as well as cash provided from the net change in working capital. Our financing activities used cash and cash equivalents of $30.0 million during the nine months ended September 30, 2020, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

Our operating activities used cash and cash equivalents of $45.0 million during the nine months ended September 30, 2019, primarily due to the net acquisition of investments. Our financing activities provided cash and cash equivalents of $33.4 million during the nine months ended September 30, 2019, primarily from net borrowings under the Credit Facility, partially offset by the payment of distributions to stockholders.

As of September 30, 2020, we had cash and cash equivalent resources of $22.9 million, including $14.1 million of restricted cash. As of the same date, we had approximately $18.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2019, we had cash and cash equivalent resources of $27.5 million, including $23.2 million of restricted cash. As of the same date, we had $11.1 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, which invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of September 30, 2020, STRS JV had total assets of $170.8 million. STRS JV’s portfolio consisted of debt investments in 18 portfolio companies as of September 30, 2020. As of September 30, 2020, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $61.3 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of September 30, 2020, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $10.3 million and $41.1 million as of September 30, 2020, respectively. As of the same date, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $4.7 million and $18.9 million were unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV's portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Total investments(1)	$162,627	$97,260
Weighted average effective yield on total portfolio(2)	8.1%	8.5%
Number of portfolio companies in STRS JV	18	10
Largest portfolio company investment(1)	$13,481	$13,657
Total of five largest portfolio company investments(1)	$61,266	$57,819

(1)	At fair value.

(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$165,752	$162,627	$96,910	$97,260
Total	$165,752	$162,627	$96,910	$97,260

The following table shows the portfolio composition by industry grouping at fair value:

	September 30, 2020		December 31, 2019
Advertising	$8,577	5.3%	$8,672	8.9%
Construction & Engineering	11,554	7.1	10,132	10.4
Data Processing & Outsourced Services	10,564	6.5	-	-
Diversified Support Services	10,031	6.2	10,497	10.8
Environmental & Facilities Services	5,225	3.2	-	-
Health Care Services	13,347	8.2	13,482	13.9
Human Resource & Employment Services	11,834	7.3	-	-
Industrial Machinery	9,899	6.1	9,990	10.3
Insurance Brokers	7,838	4.8	10,051	10.3
Internet & Direct Marketing Retail	13,481	8.3	13,657	14.1
Investment Banking & Brokerage	11,050	6.8	-	-
Packaged Foods & Meats	19,397	11.9	7,688	7.9
Personal Products	4,238	2.6	4,781	4.9
Systems Software	8,081	5.0	8,310	8.5
Technology Hardware, Storage & Peripherals	7,539	4.6	-	-
Trading Companies & Distributors	9,972	6.1	-	-
Total	$162,627	100.00%	$97,260	100.00%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2020 and December 31, 2019 and selected statement of operations information for the three and nine months ended September 30, 2020 and for the period July 19, 2019 (commencement of operations) through September 30, 2019.

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

As of September 30, 2020, there was $231.2 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $18.9 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $503.6 million as of September 30, 2020.

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

2023 Private Notes

On July 13, 2018, we entered into an agreement, or the 2023 Note Purchase Agreement, to sell in a private offering $30 million of aggregate principal amount of unsecured notes, or the 2023 Private Notes, to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 2023 Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 2023 Private Notes cease to have an investment grade rating. The 2023 Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 2023 Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue, including the 2025 Notes and the 2025 Private Notes. The closing of the transaction occurred on August 7, 2018.

2025 Notes

On November 13, 2018, we completed a public offering of $35.0 million of aggregate principal amount of unsecured notes due 2025, or the 2025 Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 2025 Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 2023 Private Notes and the 2025 Private Notes. The 2025 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility. The 2025 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFBZ.”

Portfolio Investments and Yield

As of September 30, 2020, our investment portfolio consisted primarily of senior secured loans across 73 positions in 54 companies with an aggregate fair value of $595.3 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with fixed-rate loan investments representing 0.4% based on fair value. As of September 30, 2020, our portfolio had an average investment size of $7.7 million based on fair value (average debt investment size of $8.8 million), with investment sizes ranging from zero to $23.4 million and a weighted average effective yield of 9.2% (and a weighted average effective yield on income-producing debt investments of 9.9%).

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

For the nine months ended September 30, 2020, we invested $126.3 million in new and existing portfolio companies, offset by repayments and sales of $129.4 million. Proceeds from sales totaled $54.2 million while repayments included $9.8 million of scheduled repayments and $65.4 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

Investment	September 30, 2020		December 31, 2019
Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$85.9	14.4%	13.4	2.3%
2	369.4	62.1	491.4	83.3
3	127.7	21.5	77.2	13.1
4	3.8	0.6	-	-
5	8.5	1.4	7.7	1.3
Total Portfolio	$595.3	100.0%	$589.7	100.0%

During the nine months ended September 30, 2020, thirteen investment positions moved from a rating of 2 to a rating of 3 or 4, largely due to the economic impact of the COVID-19 pandemic. See the “COVID-19 Developments” section in Note 8 to our consolidated financial statements.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2020 and December 31, 2019, we had commitments to fund approximately $2.3 million and $9.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During both three and nine months ended September 30, 2020 and September 30, 2019, we declared to stockholders distributions of $0.355 and $1.065 per share, respectively for total distributions of $7.3 million and $21.9 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2020, we estimate that distributions to stockholders included $21.9 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2019 and current earnings for the nine months ended September 30, 2020. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2020 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2020 is as follows:

	Payments Due by Period (Dollars in millions)
		Less Than			More Than 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years
Credit Facility	$231.2	$-	$-	$231.2	$-
2023 Private Notes	30.0	-	30.0	-	-
2025 Notes	35.0	-	-	-	35.0
Total contractual obligations	$296.2	$-	$30.0	$231.2	$35.0

As of September 30, 2020, we had $18.9 million of unused borrowing capacity under the Credit Facility.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2020 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase(Decrease) in	Increase(Decrease) in
	Interest	Interest	Net
Basis Point Increase(Decrease)	Income	Expense	Increase(Decrease)
(100)	$(782)	(541)	(241)
100	2,119	2,311	(192)
200	7,829	4,623	3,206
300	13,821	6,934	6,887
400	19,812	9,246	10,559
500	25,803	11,557	14,246

As of September 30, 2020, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Item 1A. Risk Factors

In addition to the below risk factors and other information set forth in this report on Form 10-Q, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the Credit Facility, 2023 Private Notes, 2025 Notes and the 2025 Private Notes and from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of September 30, 2020, our total outstanding indebtedness was $296.2 million and our asset coverage was 206.2%.

The amount of leverage that we employ will depend on WhiteHorse Advisers’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under the Credit Facility, the 2023 Private Notes, the 2025 Notes and the 2025 Private Notes or obtain other credit at all or on terms acceptable to us.

In addition, the terms governing the Credit Facility and the 2023 Private Notes, the 2025 Notes and the 2025 Private Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

Each of the 2023 Note Purchase Agreement and the 2025 Note Purchase Agreement governing the 2023 Private Notes and the 2025 Private Notes, respectively, contains additional terms and conditions for senior unsecured notes issued in a private placement, including minimum stockholders’ equity, minimum asset coverage ratio, maximum debt to equity ratio and prohibitions on certain of our fundamental changes or the fundamental changes of any subsidiary guarantor. Each of the 2023 Note Purchase Agreement and the 2025 Note Purchase Agreement also contains customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgements and orders, and certain events of bankruptcy.

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

At our annual meeting of stockholders held on August 1, 2018, our stockholders approved the reduced asset coverage requirements applicable to senior securities from 200% to 150%, effective on August 2, 2018, such that our maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity).

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2020, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2020 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2020. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of September 30, 2020 (1)	(21.8)%	(12.3)%	(2.8)%	6.6%	16.1%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(40.4)%	(23.8)%	(7.2)%	9.4%	26.0%

(1)	Assumes $625.8 million in total assets, $296.2 million in debt outstanding and $314.6 million in net assets as of September 30, 2020, and an average cost of funds of 3.5%, which is our weighted average borrowing cost as of September 30, 2020.

(2)	Assumes $1,075 million in total assets, $629.1 million in debt outstanding and $314.6 million in net assets as of September 30, 2020, and an average cost of funds of 3.1%, which would be our weighted average borrowing cost assuming 150% asset coverage as of September 30, 2020.

Based on our outstanding indebtedness of $296.2 million as of September 30, 2020 and an average cost of funds of 2.8%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.8% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $629.1 million on an assumed 150% asset coverage ratio and an average cost of funds of 2.8%, 6.0% and 6.5%, which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes and 2025 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

Global capital markets could enter a period of severe disruption and instability due to disease pandemics and other serious health events, future recessions, political instability, geopolitical turmoil and foreign hostilities. These market conditions have historically had and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have a materially adverse impact on our business, financial condition and results of operations.

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

The outbreak is likely to have a continued adverse impact on economic and market conditions and has triggered, and will likely continue to trigger a prolonged period of global economic slowdown. The full impact on global markets from COVID-19 is difficult to predict, and the degree to which COVID-19 will continue to negatively affect our operating results or the duration of any potential business disruption remains uncertain. In addition, the financial conditions and results of operations presented in this report, including our financial statements, reflect our financial position as of September 30, 2020, and may not be indicative of the full fiscal year as we expect the adverse effects of COVID-19 to be more pronounced in future periods. The full negative impact of COVID-19 on our business and results of operations will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to reduce the spread of the virus and prevent another wave of infections, all of which are beyond our control. These future events, while unpredictable, will likely adversely affect our operating results and the operating results of our portfolio companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX
Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 9, 2020	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)
Dated: November 9, 2020	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)