Form 10-K
period 2020-12-31
WhiteHorse Finance, Inc.
filed 2021-03-08
CIK 1552198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2020 based on the closing price on that date of $10.30 on the Nasdaq Global Select Market was approximately $211.6 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 20,546,032 shares of the registrant’s common stock outstanding as of March 2, 2021.
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

•
“2023 Private Notes” refer to the $30 million aggregate principal amount of 6.00% unsecured notes due 2023 privately issued on August 7, 2018 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;

•
“2023 Note Purchase Agreement” refers to the note purchase agreement, dated July 13, 2018, governing the issuance and sale of the 2023 Private Notes;

•
“2025 Private Notes” refer to the $40 million aggregate principal amount of 5.375% unsecured notes due 2025 privately issued on October 20, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;

•
“2025 Note Purchase Agreement” refers to the note purchase agreement, dated October 20, 2020, governing the issuance and sale of the 2025 Private Notes;

•
“2026 Private Notes” refer to the $10 million aggregate principal amount of 5.375% unsecured notes due 2026 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;

•
“2026 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 2026 Private Notes;

•
“2027 Private Notes” refer to the $10 million aggregate principal amount of 5.625% unsecured notes due 2027 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;

•
“2027 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 2027 Private Notes;

•
“2025 Public Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018;

•
“Note Purchase Agreements” refers (unless the context otherwise requires) collectively to the 2023 Note Purchase Agreement, the 2025 Note Purchase Agreement, the 2026 Note Purchase Agreement and the 2027 Note Purchase Agreement;

•
“Private Notes” refers (unless the context otherwise requires) collectively to the 2023 Private Notes, the 2025 Private Notes, the 2026 Private Notes and the 2027 Private Notes; and

•
“Credit Facility” refers to the $285 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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
As of December 31, 2020, our investment portfolio consisted primarily of senior secured loans across 98 positions in 67 companies with an aggregate fair value of approximately $690.7 million. As of December 31, 2019, our investment portfolio consisted primarily of senior secured loans across 66 positions in 51 companies with an aggregate fair value of approximately $589.7 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.
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
Summary of Risk Factors
The following is a summary of the principal risk factors associated with an investment in us:
•
We are subject to substantial regulation, including regulations governing our operation as a business development company and RIC. The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective and affect our ability to, and the way in which we, raise additional debt or equity capital.

•
We are highly dependent upon our Investment Adviser, H.I.G. Capital and their respective affiliates for our future success, including their key personnel, proprietary deal-flow network of potential deal sources and expertise.

•
The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.

•
Our returns will be reduced by any corporate income tax that our subsidiaries pay.

•
We finance our investments with borrowed money, which will increase the potential for gain or loss on amounts invested and may increase the risk of investing in us. Additionally, the SBCAA allows us to incur additional leverage, which may further magnify the risks of investing with us.

•
We may expose ourselves to risks by engaging in hedging transactions.

•
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

•
There are significant potential conflicts of interest that could affect our investment returns, particularly conflicts of interests of our Investment Adviser and its affiliates.

•
Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

•
A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.

•
Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

•
Provisions of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation and bylaws, and documents governing our indebtedness could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.

•
Each of our Investment Adviser and our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

•
Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

•
Our investments in portfolio companies may be risky, and we could lose all or parts of our investments. Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.

•
Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

•
We are subject risks related to indebtedness, including indebtedness under Credit Facility and our public and private notes, which may have a material adverse effect on our business, financial condition and results of operations.

•
The trading market or market value of our publicly issued debt and equity securities may fluctuate.

•
Our credit ratings may not reflect all risks of an investment in our debt securities.

•
If we receive stockholder approval, we may issue shares of our common stock at a price below the then current net asset value, or NAV, per share of common stock, which could materially dilute your interest in our common stock and reduce our NAV per share.

•
Investing in our equity securities may involve an above average degree of risk, including the risk that our shares may trade at a discount to their NAV, the risk that you may not receive distributions, the risk that you could experience dilution in your ownership percentage if you do not participate in our distribution reinvestment plan, and the risk that you may receive shares of our common stock as dividends.

•
We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.

•
Global economic, political and market conditions, including those caused by the COVID-19 pandemic, may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

•
The COVID-19 pandemic and related government actions have adversely affected, and in the future, could further adversely affect, our business, results of operations and financial condition as well as those of our portfolio companies.

•
Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

•
We and our Investment Adviser could be the target of litigation.

•
We are subject to risks related to corporate social responsibility.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see Item “1A. Risk Factors” below.
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
WhiteHorse Advisers entered into a staffing agreement, or the Staffing Agreement, with an affiliate of H.I.G. Capital under which the affiliate has agreed to make experienced investment professionals available to WhiteHorse Advisers and to provide access to its senior investment personnel to enable WhiteHorse Advisers to perform all of its obligations under the Investment Advisory Agreement. The Staffing Agreement provides WhiteHorse Advisers with access to deal flow generated by H.I.G. Capital in the ordinary course of business and commits certain members of H.I.G. Capital’s investment committee to serve as members of the Investment Committee. In addition, under the Staffing Agreement, H.I.G. Capital is obligated to allocate investment opportunities among its managed affiliates fairly and equitably over time in accordance with its allocation policy. The Staffing Agreement provides WhiteHorse Advisers with the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of H.I.G. Capital’s senior investment professionals.
An affiliate of our investment adviser, WhiteHorse Administration, under an administration agreement, or the Administration Agreement, provides the administrative services necessary for us to operate.
About H.I.G. Capital
H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2020, H.I.G. Capital managed approximately $40 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 435 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.
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

•
low technology and market risk; and

•
strong customer relationships.

None of these investment policies are fundamental, and they may be changed without stockholder approval.
We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies, to the extent permissible under the 1940 Act.
Investment Process Overview
Sourcing.   Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 26 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 435 investment professionals throughout its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2020 and 2019.
	December 31, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio	Investments at Fair Value (Dollars in Millions)	Percentage of Total Portfolio
1	$153.3	22.2%	$13.4	2.3%
2	422.1	61.1	491.4	83.3
3	103.7	15.0	77.2	13.1
4	4.0	0.6	—	0.0
5	7.6	1.1	7.7	1.3
Total Portfolio	$690.7	100.0%	$589.7	100.0%

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
WHF STRS Ohio Senior Loan Fund
In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2020 and 2019, STRS JV had $181.3 and $99.5 million in total assets, respectively.
We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2020, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.
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
Administration
We do not have any direct employees, and our day-to-day investment operations are managed by our investment adviser. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to hire additional personnel going forward. Under the Investment Advisory Agreement and the Administration Agreement, WhiteHorse Advisers, WhiteHorse Administration and their affiliates, respectively, have agreed to provide us with access to personnel, the Investment Committee and certain other resources so that we may perform our obligations as portfolio manager. Our officers are employees of an affiliate of WhiteHorse Administration, an affiliate of our investment adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs is paid by us pursuant to the Administration Agreement. Some of our executive officers are also officers of WhiteHorse Advisers. See “Business — Management Agreements — Administration Agreement.”
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
Investment income (including interest, distributions, fees, etc.) = 2.70%
Hurdle Rate(1) = 1.75%
Base management fee(2) = 0.50%
Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
Pre-Incentive Fee Net Investment Income
(investment income – (base management fee + other expenses)) = 1.95%
Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.
Incentive fee	=	(100% × “catch-up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income — 2.1875%)))
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

Year 2:
We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

Year 3:
We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses

Year 4:
We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre- Incentive Fee Net Return during Incentive Fee Look- back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million (20% of Cumulative Pre- Incentive Fee Net Return during Incentive Fee Look- back Period of $150.0 million ($120.0 million plus $30.0 million) less $16.0 million of cumulative incentive fees paid)	Incentive fees of $14.0 million paid; no incentive fees deferred
Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$7.0 million (20% of Cumulative Pre- incentive Fee Net Return during Incentive Fee Look- back Period of $145.0 million ($120.0 million plus $25.0 million) less $22.0 million of cumulative incentive fees paid)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million by the Incentive Fee Cap; $1.0 million of incentive fees deferred
Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$9.2 million (20% of Cumulative Pre- Incentive Fee Net Return during Incentive Fee Look- back Period of $151.0 million ($120.0 million plus $31.0 million) less $21.0 million of cumulative incentive fees paid)	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred
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
Duration and Termination
The Investment Advisory Agreement, originally approved on September 18, 2012 and subsequently amended and restated on August 1, 2018, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 5, 2020. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”
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
Board of Directors Approval of the Investment Advisory Agreement
On August 5, 2020, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching its decision to re-approve the Investment Advisory Agreement our board of directors considered information it received relating to:
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

In connection with their consideration of the renewal of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held remotely on August 5, 2020 pursuant to relief granted by the SEC, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and re-approved pursuant to the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement
Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in October 2020. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.
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
We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations to the extent that we are permitted to engage in such hedging transactions without registering with the U.S. Commodity Futures Trading Commission, or CFTC, as a commodity pool operator. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of one or more investment companies. SEC rules permit a business development company to exceed these limits subject to certain conditions. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.
Exclusion of the Investment Adviser from Commodity Pool Operator Definition
Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. On January 23, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us, or the Exclusion, and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2021.
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
The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by H.I.G. Capital and its affiliates. For example, the 1940 Act requires, among other things, that a business development company invest at least 70% of its total assets in qualifying assets. Qualifying assets include U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, the restrictions of the 1940 Act applicable to business development companies could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times. If we need to dispose of investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.
Qualification for taxation as a RIC requires certain satisfaction of source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC generally is satisfied if we distribute at least 90% of our net ordinary income and net realized short-term capital gains in excess of net realized long-term capital losses, if any, to our stockholders on an annual basis. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate income taxes could substantially reduce our net assets, the amount of funds available for distributions to our stockholders and the amount of funds available for new investments.
The constraints imposed on us by the 1940 Act and the Code may hinder our and our Investment Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective. Further, failure to operate under these constraints could have a material adverse impact on our business, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement actions and fines, civil litigation and possible financial liability, or otherwise have a material adverse effect on our business, financial condition or results of operations.
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

Our Investment Adviser is an affiliate of H.I.G. Capital and depends upon access to the investment professionals and other resources of H.I.G. Capital and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. WhiteHorse Advisers also depends upon H.I.G. Capital to obtain access to deal flow generated by the professionals of H.I.G. Capital. Under the Staffing Agreement, an affiliate of H.I.G. Capital has agreed to provide our Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that the affiliate will make available to WhiteHorse Advisers experienced investment professionals and access to the senior investment personnel of H.I.G. Capital for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that the affiliate will fulfill its obligations under the agreement. If the affiliate fails to perform, we cannot assure you that WhiteHorse Advisers will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of H.I.G. Capital and its affiliates or their expertise, market knowledge and deal flow.
We depend upon the senior professionals of H.I.G. Capital to maintain relationships with potential sources of lending opportunities, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. If these individuals, including the members of the Investment Committee, do not maintain their existing relationships with H.I.G. Capital, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of H.I.G. Capital have relationships are not obligated to provide us with investment opportunities. Therefore, we cannot assure you that such relationships will generate investment opportunities for us.
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
Our ability to achieve our investment objective depends on our ability to manage our business and to grow our business. This depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of H.I.G. Capital’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of H.I.G. Capital who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies. These and other demands on their time could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could reduce our rate of investment. Any failure to manage our business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The Annual Distribution Requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net long term capital losses, if any, each taxable year as dividends for U.S. federal income tax purposes to our stockholders. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants that could, under certain circumstances, restrict us from making distributions necessary to be subject to tax as a RIC. If we fail to make sufficient distributions, as a result of contractual restrictions in the Credit Facility or otherwise, we may fail to qualify to be subject to tax as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. If we fail to meet these requirements, we may need to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid lower middle market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.
Our returns will be reduced by any corporate income tax that our subsidiaries pay.
We may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to incur corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may subject us to additional state, local or foreign income, franchise, withholding or other tax liabilities.
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
We also may be required to include in income certain other amounts that we do not receive in cash. In addition, after the expiration of the reinvestment period under the Credit Facility on December 29, 2020, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if we do not meet certain coverage tests under the Credit Facility, the Private Notes, or the 2025 Public Notes or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the 2025 Public Notes.
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

The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.
As a business development company, we are permitted under the 1940 Act to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018, such that our maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2020, our asset coverage for borrowed amounts was 180.2%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”
We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through credit facilities and issuances of public and private notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities to, banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.
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
As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under our existing indebtedness or to obtain other credit at all or on terms acceptable to us. For information regarding a reduction in the asset coverage ratio applicable to us, see “The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.”
In addition, the terms governing our existing indebtedness and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.
The instruments governing our Private Notes contain terms and conditions for senior unsecured notes issued in a private placement, including minimum shareholders’ equity, minimum asset coverage ratio, maximum debt to equity ratio and prohibitions on certain fundamental changes of the Company or any subsidiary guarantor. These instruments also contain customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgements and orders, and certain events of bankruptcy.
The breach of any of the covenants or restrictions, unless cured within the applicable grace period, would result in a default under the applicable indebtedness arrangement that would permit the lenders thereunder to declare all amounts outstanding to be due and payable. In such an event, we may not have sufficient assets to repay such indebtedness. As a result, any default could have serious consequences to our financial condition. An event of default of an acceleration under these arrangements could also cause a cross default or cross acceleration of another debt instrument or contractual obligation, which would adversely impact our liquidity. We may not be granted waivers or amendments to these arrangements if for any reason we are unable to comply with them, and we may not be able to refinance such arrangements on terms acceptable to us, or at all.
The reduction of our asset coverage requirement from 200% to 150% increases the amount of debt that we are permitted to incur, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). Increased leverage could amplify the risks associated with investing in the Company. For example, if the value of the Company’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Company to acquire additional assets, leverage will cause the Company’s NAV to decline more sharply than it otherwise would have without leverage or with lower leverage. Any decrease in the Company’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Company had not borrowed or had borrowed less.
The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2020, assuming various annual returns, net of expenses. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.
	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of December 31, 2020 (180.2%)(1)	(25.9)%	(14.9)%	(3.9)%	7.2%	18.2%
Corresponding return to common stockholder assuming 200% asset coverage(2)	(23.6)%	(13.8)%	(4.0)%	5.8%	15.6%
Corresponding return to common stockholder assuming 150% asset coverage(3)	(36.3)%	(21.5)%	(6.7)%	8.1%	22.9%

(1)
Assumes $719.0 million in total assets, $390.2 million in debt outstanding and $312.9 million in net assets as of December 31, 2020, and an average cost of funds of 3.73%, which is our weighted average borrowing cost as of December 31, 2020.

(2)
Assumes $641.6 million in total assets, $312.9 million in debt outstanding and $312.9 million in net assets as of December 31, 2020, and an average cost of funds of 3.98%, which would be our weighted average borrowing cost assuming 200% asset coverage as of December 31, 2020.

(3)
Assumes $954.5 million in total assets, $625.8 million in debt outstanding and $312.9 million in net assets as of December 31, 2020, and an average cost of funds of 3.35%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2020.

Based on our outstanding indebtedness of $390.2 million as of December 31, 2020 and an average cost of funds of 2.73%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625% which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.11% to cover annual interest payments on our outstanding indebtedness.
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
Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions also is limited by rules adopted by the CFTC. On January 23, 2020, our Investment Adviser claimed Exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2021.

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
In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. On November 30, 2020, the ICE Benchmark Administration Limited, or the IBA, the administrator of LIBOR, announced that it will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. Following consultations in December 2020 and January 2021, the IBA announced that (i) it intends to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although there have been a few transactions utilizing SOFR, other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. At this time, it is not possible to predict whether any of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined, and the future of LIBOR at this time is uncertain.
Upon the cessation of LIBOR, we will need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies as well as other instruments that utilize LIBOR that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Our Credit Facility and certain of the loan agreements with our portfolio companies have been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
We may expose ourselves to risks by engaging in hedging transactions.
We currently engage in currency or interest rate hedging transactions as such transactions are permitted under the 1940 Act and applicable commodities law. By engaging in hedging transactions, we may expose ourselves to risks associated with such transactions, including the risk of counterparty default. In this regard, we utilize instruments such as futures and forward contracts ,and may in the future utilize currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for us to realize a gain on a net basis if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.
While we have entered into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates or counterparty default may result in poorer overall investment performance than if we had not engaged in any hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge position and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities may also fluctuate as a result of factors not related to currency fluctuations.
Future legislation or rules could modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. For example, the SEC adopted a new rule in October 2020 that is designed to enhance the regulation of the use of derivatives by registered investments companies and business development companies. For funds that enter into derivative transactions, subject to certain exceptions, the new rule imposes a new board oversight and compliance framework and establishes an outer limit on fund leverage risk based on value-at-risk. Additionally, any future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our stockholders.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with H.I.G. Capital and the Investment Committee, there may be times when H.I.G. Capital or the Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest.
There are conflicts related to obligations the Investment Committee, our Investment Adviser or its affiliates have to other clients.
The members of the Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the members of the Investment Committee and personnel of our Investment Adviser or its affiliates may have obligations to other clients or investors in those entities, the fulfillment of which could conflict with our best interests or the best interests of our stockholders. For example, the members of the Investment Committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates, including entities that may raise additional capital from time to time. The allocation of time and focus by members of the Investment Committee and personnel of our Investment Adviser and its affiliates to these other investment funds, accounts and investment vehicles could reduce the time that such individuals have to spend on our investing activities. These other investment funds, accounts or investment vehicles may have different fee and expense arrangements, including requirements to share or offset certain fees from portfolio companies, than those paid by us to the Investment Adviser, which can create an incentive for our Investment Adviser to favor such other investment funds, accounts or investment vehicles. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. We can compete with these investment funds, accounts and investment vehicles for capital and investment opportunities. As a result, members of our Investment Committee and personnel of our Investment Adviser or its affiliates could face conflicts in the allocation of investment opportunities among us and other investment funds, accounts or other investment vehicles. Our Investment Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time or that there may not be inadvertent errors in our application of our Investment Advisor’s allocation policy, and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us. Where we are able to co-invest consistent with the requirements of the 1940 Act, including the Exemptive Relief Order, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our Investment Adviser’s allocation policy provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.
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

Unlike that portion of the incentive fee based on income, there is no Hurdle Rate applicable to the incentive fee based on net capital gains. As a result, our Investment Adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could cause us to invest in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our Investment Adviser will depend, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the Investment Adviser and the payment of such incentive fees. Therefore, investors who acquire shares of our common stock may pay indirectly to our Investment Adviser incentive fees in respect of income or capital gains that were received by or paid to us before such investor becomes a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith under our valuation policies and procedures. In connection with that determination, our Investment Adviser’s investment professionals provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors have an indirect pecuniary interest in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our consolidated gross assets.
In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the new rule and its impact on us and our valuation policies.
We have conflicts related to other arrangements with our Investment Adviser or its affiliates.
We have entered into a license agreement with an affiliate of H.I.G. Capital pursuant to which H.I.G. Capital has granted us a non-exclusive, royalty-free license to use the name “WhiteHorse”. In addition, we pay to WhiteHorse Administration our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.
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
We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions, as well as interpretations or directives from the U.S. presidential administration and others in the executive branch, that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. The Biden administration has announced its intention to enact substantive regulations that, if adopted, will affect substantial aspects of our business. If these regulations are adopted, if existing laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.
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
Provisions of the DGCL, our certificate of incorporation and bylaws, and our various debt instruments could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.
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

If we or one of our affiliates approved by the Lender is no longer the portfolio manager under the Credit Facility or if certain change of control events occur, then an event of default will occur under the Credit Facility which could have a material adverse effect on our business, financial condition and results of operations. A change of control under the Credit Facility occurs if (1) we or our affiliates, collectively, (i) cease to possess, directly or indirectly, the right to elect or appoint managers that at all times have a majority of the votes of the board of managers (or similar governing body) of WhiteHorse Credit or to direct the management policies and decisions of WhiteHorse Credit or (ii) cease, directly or indirectly, to own and control legally and beneficially all of the equity interests of WhiteHorse Credit or (2) WhiteHorse Advisers or its affiliates, collectively, cease to be our investment adviser. The occurrence of an event of default could result in us being unable to make distributions to our stockholders sufficient to maintain our ability to be subject to tax as a RIC, or at all, terminates the reinvestment period if then in effect, permits the facility agent on behalf of the Lender to take over management of WhiteHorse Credit’s portfolio and to direct the liquidation of its assets, all of which could have a material adverse effect on our business, financial condition and results of operations. For a description of the effects of a change in control event under our Note Purchase Agreements, see “Risks Relating to our Other Indebtedness — We may not be able to prepay Private Notes upon a change in control.”
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
Under the Investment Advisory Agreement, our Investment Adviser does not assume any responsibility to us, other than the obligation to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow our Investment Adviser’s advice or recommendations. Our Investment Adviser maintains a contractual and fiduciary relationship with us. Under the terms of the Investment Advisory Agreement, our Investment Adviser, its officers, members, personnel, agents, any person controlling or controlled by our Investment Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Investment Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify our Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
Secured Loans. When we extend first lien senior secured, second lien senior secured and unitranche loans, we generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in the case of first lien senior secured loans, our lien may be subordinated to claims of other creditors and, in the case of second lien senior secured loans, our liens will be subordinated to claims of certain other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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
Like many businesses in Puerto Rico, our portfolio company Grupo HIMA San Pablo, Inc., or Grupo HIMA, has been adversely affected by Puerto Rico’s troubled economy, including high unemployment, population decline and high government debt. Grupo HIMA’s management engaged an adviser to explore financing and strategic options designed to improve its finances and operations. We are monitoring the status of Grupo HIMA’s operations and the impact of this strategic review on our investments in securities issued by Grupo HIMA. As of December 31, 2020, the fair value of our investment in securities issued by Grupo HIMA was approximately $11.8 million.
Our investments in the health care sector face considerable uncertainties including substantial regulatory challenges.
As of December 31, 2020, our investments in portfolio companies that operate in the health care sector represented 7.9% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.
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

We have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act, the requirements associated with our status as a RIC and contractual requirements imposed on us under our debt instruments. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements, our contractual requirements or the desire to maintain our tax status.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. Any such diversion of cash flow or any event of default could prevent us from making distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all, and could have a material adverse effect on our business, financial condition and results of operations.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We generally intend to invest a portion of our capital in first lien and second lien, unitranche loans and, to a lesser extent, in mezzanine loans and equity securities of U.S. lower middle market companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to use for repaying its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
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
The loans in our investment portfolio can generally be prepaid at any time, some of which have no premium to par. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We have employed certain hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective.
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
Risks Relating to our Other Indebtedness
The Private Notes and the 2025 Public Notes are unsecured and therefore effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
The 2023 Private Notes mature on August 7, 2023 and bear interest at an annual rate of 6.00%.The 2025 Private Notes mature on October 20, 2025 and bear interest at an annual rate of 5.375%. The 2026 Private Notes mature on December 4, 2026 and bear interest at an annual rate of 5.375%. The 2027 Private Notes mature on December 4, 2027 and bear interest at an annual rate of 5.625%. The 2025 Public Notes mature on November 30, 2025 and bear interest at an annual rate of 6.50%. The Private Notes and the 2025 Public Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Private Notes and the 2025 Public Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023, 2025, 2026 and 2027 Private Notes and the 2025 Public Notes.
The Private Notes and the 2025 Public Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The Private Notes and the 2025 Public Notes are obligations exclusively of WhiteHorse Finance, Inc. and not of any of our subsidiaries. None of our subsidiaries currently is or acts as a guarantor of the Private Notes and the 2025 Public Notes, although any subsidiary that guarantees or otherwise becomes liable at any time for any indebtedness under a material credit facility in the future (other than the Credit

Facility or any replacement of the Credit Facility) will be required to guarantee the Private Notes and the 2025 Public Notes. Such guaranty must rank equally in right of payment with all other unsecured and unsubordinated indebtedness of us and our subsidiaries.
Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Private Notes and the 2025 Public Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Private Notes and the 2025 Public Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Private Notes and the 2025 Public Notes.
We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.
The 2023 Private Notes, the 2025 Private Notes, the 2026 Private Notes and the 2027 Private Notes will mature on August 7, 2023 October 20, 2025, December 4, 2026 and December 4, 2027, respectively, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 2025 Public Notes will mature on November 30, 2025, unless redeemed prior to such date by us or our affiliates in accordance with their terms. There are several circumstances under which an event of default may occur under the Note Purchase Agreements for the Private Notes or the indenture for the 2025 Public Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.
Upon the occurrence of an event of default, our lenders may exercise customary remedies, including declaring all amounts immediately due and payable. Any of these developments would have a material adverse effect on our business, financial condition and results of operations.
The indenture for the 2025 Public Notes contains limited protection for holders of the 2025 Public Notes.
The indenture for the 2025 Public Notes offers limited protection to holders of the 2025 Public Notes. The terms of the applicable indenture for the 2025 Public Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2025 Public Notes. In particular, the terms of the applicable indenture, the 2025 Public Notes do not place any restrictions on our or our subsidiaries’ ability to:
•
issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2025 Public Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2025 Public Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2025 Public Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2025 Public Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of the asset coverage requirement under Section 18(a)(1)(A), as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•
pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2025 Public Notes;

•
sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•
create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•
make investments; or

•
create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 2025 Public Notes in connection with a change of control or any other event.
Furthermore, the terms of the indenture for the 2025 Public Notes do not protect holders of the 2025 Public Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.
Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2025 Public Notes may have important consequences for you as a holder of the 2025 Public Notes, including making it more difficult for us to satisfy our obligations with respect to the 2025 Public Notes or negatively affecting the trading value of the 2025 Public Notes.
Certain of our current debt instruments include more protections for their holders than the indenture and the 2025 Public Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the applicable indenture for the 2025 Public Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2025 Public Notes.
An active trading market for the 2025 Public Notes may not develop or be sustained, which could limit the market price of the 2025 Public Notes or your ability to sell them.
Although the 2025 Public Notes are listed on the Nasdaq Global Select Market under the symbol “WHFBZ,” we cannot provide any assurances that an active trading market will develop or be sustained for the 2025 Public Notes or that the 2025 Public Notes will be able to be sold. At various times, the 2025 Public Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2025 Public Notes may be harmed.
We may not be able to prepay the Private Notes upon a change in control.
The Note Purchase Agreement governing the respective Private Notes requires us to offer to prepay all of the issued and outstanding Private Notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under each of the Note Purchase Agreement occurs upon (i) the direct or indirect transfer or other disposition of all of the property or assets held by us and our subsidiaries, subject to certain exceptions (ii) the consummation of a transaction which results in a “person” or “group” (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1984, as amended, or the Exchange Act) becoming the beneficial owner of more than 50% of our outstanding voting stock or (iii) the approval by our stockholders of any plan or proposal relating to the liquidation of the Company.
Upon a change in control event, holders of each of the Private Notes may require us to prepay for cash some or all of the respective Private Notes at a prepayment price equal to 100% of the aggregate principal amount of the 2023, 2025, 2026 and 2027 Private Notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.
We may choose to prepay the Private Notes and the 2025 Public Notes when prevailing interest rates are relatively low.
At any time on or after February 7, 2023, April 20, 2025, June 4, 2026 and June 4, 2027 (each a Prepayment Date), the 2023 Private Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes

may be prepaid, respectively, at our option, at 100% of the principal amount, together with accrued and unpaid interest to the Prepayment Date. Prior to each respective Prepayment Date, we may prepay all or any principal amount of the the respective Private Notes, together with accrued and unpaid interest, subject a make-whole premium.
At any time on or after November 30, 2021, the 2025 Public Notes may be redeemed, at our option, in whole or in part, at a redemption price of $25 per security plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.
We may choose to prepay the Private Notes and redeem the 2025 Public Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the respective Private Notes and the 2025 Public Notes. If prevailing rates are lower at the time of prepayment, holders would not be able to reinvest the proceeds in a comparable security at an effective interest rate as high as the interest rate on the Private Notes being repaid and the 2025 Public Notes being redeemed. Our prepayment and redemption right may adversely impact holders’ ability to sell the Private Notes and 2025 Public Notes as the applicable prepayment date and redemption date approaches. If we choose to prepay the Private Notes prior to their respective dates of maturity and/or redeem the 2025 Public Notes prior to the date of maturity on November 30, 2025, we will need to obtain sufficient liquidity, through available cash, refinancings of our existing indebtedness or otherwise, to repay the principal or redemption price, together with any accrued and unpaid interest and applicable make-whole premiums, on the Private Notes and the 2025 Public Notes.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Private Notes and the 2025 Public Notes.
Any default under the agreements governing our indebtedness, including a default under the Credit Facility, any indenture or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Private Notes and the 2025 Public Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to the Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.
FATCA withholding may apply to payments to certain foreign entities.
Payments made under the Private Notes and the 2025 Public Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Private Notes and the 2025 Public Notes.
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

•
market rates of interest higher or lower than rates borne by the debt securities; and

•
the length and duration of the COVID-19 pandemic in the United States and worldwide and the magnitude of the economic impact of such pandemic.

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
Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility, the Private Notes or the 2025 Public Notes or if an event of default and acceleration occurs under the Credit Facility, the Private Notes or the 2025 Public Notes, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the 2025 Public Notes, as applicable. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.
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
General Risk Factors
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise. In December 2020, the United Kingdom reached the end of the transition period which followed its exit from the European Union on January 31, 2020. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, the fiscal, trade and foreign policies of foreign nations, such as China, North Korea and Iran, may have a severe impact on the worldwide and U.S. financial markets. In addition, the policies of the U.S. administration may impact, among other things, the U.S. and global economy and international trade and relation, among other areas, and the impact of such policies on us, are unclear at present. We do not know how long the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial condition.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
We are currently operating in a period of severe capital markets disruptions and economic uncertainty which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.
The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of a strain of novel coronavirus causing respiratory illness (“COVID-19”) that emerged in December 2019. Some economists and have cautioned that the persistent spread of COVID-19 globally could result in a large-scale economic downturn. Even as the world begins to recover from the COVID-19 pandemic, many major economies, including the U.S. economy, may experience a recession. The COVID-19 pandemic has had and continues to have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could have a material adverse effect on our business, financial condition and results of operations.
Equity capital may be particularly difficult to raise during periods of extreme volatile market conditions because, as a business development company, we are generally not able to issue additional shares of our common stock at a price below NAV without obtaining approval for such issuance from our stockholders and our board of directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If sustained for a prolonged period of time, the current market conditions could result in difficulties refinancing or extending the maturity of our existing indebtedness or obtaining additional indebtedness with comparable terms. The debt capital that will be available to us in the future, if at all, may be at increased costs and on less favorable terms and conditions than what we currently experience.
In addition, significant changes or volatility in the capital markets may also have an adverse effect on the valuations of our investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on economic and market conditions. Although governmental authorities worldwide have implemented measures to stabilize the markets and foster economic growth, the ultimate success of these measures remain unknown at this time and they may not adequately address the market dislocation.
Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations.
Periods of market volatility have occurred and may in the future occur in response to pandemics or other events that are beyond our control. These types of events have adversely affected and could continue to adversely affect our operating results and the operating results of our portfolio companies. COVID-19 emerged in December 2019 and has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global economic activity and has contributed to substantial instability in financial markets. In response, governmental authorities in affected jurisdictions, including the United States, have implemented drastic measures, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). COVID-19 has effectively resulted in the cessation of all “non-essential” business activities for a period of time. While certain state and local governments across the

United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders due to a resurgence of COVID-19 cases and the emergence of a more contagious strain of the virus.
The COVID-19 pandemic and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which directly impacts the valuation of our investments. Local, state and federal governmental authorities in the United States and around the world have imposed travel restrictions, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect as of the date of this annual report on Form 10-K. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. We will also be adversely impacted in the event that the operations of our Investment Adviser or our portfolio companies (or any of their key personnel or service providers) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations. We are closely monitoring the developments of the COVID-19 and continually assessing the potential impact on our business and the business of our portfolio companies, including the impact of the closures and restrictions described above. Depending on the duration and magnitude of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in impacted industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers.
Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are negatively impacting and will continue to negatively impact us and our portfolio companies in the future. The effects of the COVID-19 pandemic may materially and adversely affect (i) the value of our investments and the performance of us and our portfolio companies, (ii) the ability of our portfolio companies to continue to satisfy loan covenants or make timely payments under loans provided by us, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations to our lenders on time or at all, or (iv) our ability to source, manage and achieve our investment objectives, all of which could adversely impact our portfolio companies and our results of operations.
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

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock
Our common stock began trading on December 5, 2012 and is currently traded on the Nasdaq Global Select Market under the symbol “WHF.” As of March 2, 2021, we had 12 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name. The following table sets forth, for each fiscal quarter since January 1, 2019, the NAV per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our NAV per share and quarterly distributions declared per share.
		Closing Sales Price		Premium (Discount) of High Sales Price to NAV(2)	(Discount) of Low Sales Price to NAV(2)	Distributions Declared Per Share(3)
Period	NAV(1)	High	Low
Fiscal year ending December 31, 2021
First Quarter (through March 2, 2021)	*	$14.79	$13.30	*	*	$0.355
Fiscal year ended December 31, 2020
Fourth Quarter	$15.22	$14.37	$9.90	(5.6)%	(35.0)%	$0.480
Third Quarter	15.31	10.98	9.18	(28.3)	(40.0)	0.355
Second Quarter	14.61	11.69	6.15	(20.0)	(57.9)	0.355
First Quarter	13.86	14.30	6.08	(3.2)	(56.1)	0.355
Fiscal year ended December 31, 2019
Fourth Quarter	$15.23	$14.35	13.37	(5.8)%	(12.2)	$0.550
Third Quarter	15.36	14.27	12.77	(7.1)	(16.8)	0.355
Second Quarter	15.38	14.68	13.75	(4.5)	(10.6)	0.355
First Quarter	15.33	14.66	12.90	(4.4)	(15.9)	0.355

(1)
NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.

(2)
Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

(3)
Unless otherwise noted, the distributions were declared from net investment income and long-term capital gains and did not include a return of capital.

Shares of business development companies may trade at a market price both above and below the NAV that is attributable to those shares. Our shares have historically traded above and below our NAV. The possibility that our shares of common stock will trade at a discount from NAV or at a premium that is unsustainable over the long term is separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below our NAV in the future.
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
Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2020 with that of the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses
The following table is being provided to update, as of December 31, 2020, certain information in our registration statement of Form N-2 (File No. 333-231247), most recently declared effective by the SEC on June 5 , 2019. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.
Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—%(1)
Offering expenses (as a percentage of offering price)	—%(2)
Distribution reinvestment plan fees (per sales transaction fee)	$15 Transaction Fee(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	3.98%(4)
Incentive fees payable under Investment Advisory Agreement (20% of Pre-Incentive Fee Net Investment Income and 20% of realized capital gains)	2.42%(5)
Interest payments on borrowed funds	4.19%(6)
Acquired fund fees and expenses	2.51%(7)(8)
Other expenses	1.38%(9)
Total annual expenses	14.48%

(1)
In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.

(2)
In the event that we conduct an offering of our securities, including each underwritten offering by any of the selling stockholders identified under “Selling Stockholders,” the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)
The expenses of the distribution reinvestment plan, which consist primarily of the expenses of American Stock Transfer & Trust Company, LLC, our plan administrator, are included in “Other expenses.” If a participant elects by written notice to the plan administrator prior to termination of his or her account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. See “Distribution Reinvestment Plan.”

(4)
Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 2.0% based on our gross assets, including assets purchased with borrowed funds; provided, however, our base management fee shall be calculated at an annual rate of 1.25% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds, that exceed the product of (i) 200% and (ii) the value of our total net assets. Our base management fee is payable quarterly in arrears. The SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost.

(5)
The incentive fee referenced in the table above is based on actual amounts of the income-based component of the incentive fee incurred during the year ended December 31, 2020 and the actual amount of the capital gains-based incentive fee recorded during this same period. The incentive fee consists of two components that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.
We have structured the calculation of these incentive fees, which we refer to as the “Income and Capital Gain Incentive Fee Calculations,” to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters, which we refer to in this prospectus as the Incentive Fee Look-back Period, would exceed 20.0% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to our Investment Adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.
We accomplish this limitation by subjecting each incentive fee payable to a cap, which we refer to in this prospectus to as the “Incentive Fee Cap.” The Incentive Fee Cap in any quarter is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Investment Adviser by us during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, we will pay no incentive fee to our Investment Adviser in that quarter. We will only pay incentive fees to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. To the extent that the payment of incentive fees is limited by the Incentive Fee Cap and Deferral Mechanism, the payment of such fees may be deferred and paid up to three years after their date of deferment subject to applicable limitations included in the Investment Advisory Agreement.
The first component of the incentive fee, which is income-based and payable quarterly in arrears, equals 20% of the amount, if any, that our “Pre-Incentive Fee Net Investment Income” exceeds a 1.75% quarterly (7.00% annualized) hurdle rate, or the Hurdle Rate, subject to a “catch-up” provision measured at the end of each calendar quarter and the Incentive Fee Cap and Deferral Mechanism described below. The operation of the first component of the incentive fee for each quarter is as follows:
•
no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate of 1.75% (7.00% annualized);

•
100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our Investment Adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•
20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind, or PIK, interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest.

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
The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our cumulative aggregate realized capital gains through the end of such year, computed net of our aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described above. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to January 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.
As described above, we will not pay any incentive fee at any time when, after such payment, the cumulative incentive fees paid to date would exceed 20% of the Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period.
(6)
Our stockholders bear directly or indirectly the costs of borrowings under the Credit Facility and other debt instruments. Our actual borrowing costs as a percentage of net assets attributable to common stock on our outstanding indebtedness as of December 31, 2020, which consisted of $265.2 million of indebtedness outstanding under the Credit Facility, $35.0 million of indebtedness outstanding in 2025 Public Notes and $90.0 million of indebtedness outstanding in Private Notes, was 4.20%. At December 31, 2020, the weighted average interest rate for total outstanding debt was 3.73%. Assuming we meet certain disclosure requirements and obtain certain approvals required by the SBCAA, we expect to use leverage to finance a portion of our investments in the future, consistent with the newly enacted rules and regulations under the 1940 Act.

(7)
Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under Section 3(a) of the 1940 Act but for the exceptions to that definition provided for in Sections 3(c)(1) and 3(c)(7) of the 1940 Act, or Acquired Funds, in which we invest. Specifically, our stockholders indirectly bear the expenses of our investment in NMFC Senior Loan Program I LLC, or NMFC. Included in the expenses indirectly borne by our investment in NMFC is a management fee, charged each quarter equal to 0.44% per annum of the average outstanding loan balances held in the portfolio of NMFC multiplied by our pro-rata ownership percentage in NMFC. Future fees and expenses for Acquired Funds, including NMFC, may be substantially higher or lower because certain fees and expenses are based on the performance of such Acquired Funds, which may fluctuate over time.

(8)
Our stockholders also indirectly bear 60% of the expenses of our investment in STRS JV. No management fee is charged by the Advisor in connection to STRS JV. For this chart, STRS JV fees and operating expenses are based on our share of the actual fees and operating expenses of STRS JV for the year ended December 31, 2020. Expenses for STRS JV may fluctuate over time and may be substantially higher or lower in the future.

(9)
Includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, and income and excise taxes. “Other expenses” are based on actual amounts incurred during the year ended December 31,2020.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that our annual operating expenses remain at the levels set forth in the table above. This example and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, if any, and other expenses) may be greater or less than those shown. In the event that shares to which this prospectus relates are sold to or through underwriters, a corresponding prospectus supplement will restate this example to reflect the applicable sales load.
Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return (none of which is subject to the incentive fee)	$116	$325	$505	$855
The above table is designed to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. The incentive fee under the Investment Advisory Agreement, which, assuming a 5% annual return, would either not be payable or would have an insignificant impact on the expense amounts shown above, is not included in the example. This illustration assumes that we will not realize any capital gains (computed net of all realized capital losses and unrealized capital depreciation) in any of the indicated time periods. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher.
If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment as follows:
Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return resulting entirely from net realized capital gains (which is subject to the incentive fee based on capital gains)	$126	$353	$549	$929
The example assumes reinvestment of all dividends and other distributions at NAV. Under certain circumstances, reinvestment of dividends and distributions under our distribution reinvestment plan may occur at a price per share that differs from NAV. Participants in our distribution reinvestment plan will receive a number of shares of our common stock determined by dividing the total dollar amount of the distribution payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the distribution. See “Distribution Reinvestment Plan” for additional information regarding our distribution reinvestment plan.

Item 6.
Selected Consolidated Financial Data

The selected consolidated financial and other data below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related consolidated financial statements and notes thereto. Financial information is presented for the fiscal years ended December 31, 2020, 2019,2018, 2017 and 2016 and has been derived from our financial statements that were audited by Crowe LLP, an independent registered public accounting firm.
	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
		(In thousands, except per share data)
Statement of Operations Data:
Total investment income	$61,699	$67,073	$63,246	$54,804	$53,849
Base management fees, net of fees waived	12,464	10,903	10,241	9,508	8,990
Performance-based incentive fees	7,619	7,710	12,134	6,553	6,755
All other expenses	16,717	16,451	14,929	12,531	11,093
Net investment income before excise tax	24,899	32,009	25,942	26,212	27,011
Excise tax	742	813	942	—	—
Net investment income after excise tax	24,157	31,196	25,000	26,212	27,011
Net realized gains (losses) on investments and foreign currency transactions	4,163	(408)	32,734	108	(478)
Net change in unrealized appreciation (depreciation) on investments and foreign currency translation	3,365	53	(433)	8,128	4,796
Net increase in net assets resulting from operations	31,685	30,841	57,301	34,448	31,329
Per share data:
Net asset value	15.23	15.23	15.35	13.98	13.63
Net investment income	1.17	1.52	1.22	1.36	1.48
Net realized gains (losses) on investments and foreign currency transactions	0.20	(0.02)	1.59	0.01	(0.02)
Net change in unrealized (depreciation) appreciation and foreign currency translation	0.17	0.00	(0.02)	0.40	0.26
Net increase in net assets resulting from operations	1.55	1.50	2.79	1.77	1.72
Per share distributions declared	1.55	1.62	1.42	1.42	1.42
Dollar amount of distributions declared	31,743	33,182	29,165	27,573	25,992
Balance Sheet data at period end:
Investments, at fair value	690,735	589,688	469,564	440,680	411,714
Cash and cash equivalents	8,062	4,294	24,148	35,219	17,036
Restricted cash and cash equivalents	7,882	23,252	9,584	3,717	11,858
Other assets	12,310	13,990	10,799	5,915	5,626
Total assets	718,989	631,224	514,095	485,531	446,234
Total liabilities	406,092	318,269	198,799	198,579	196,845
Total net assets	312,897	312,955	315,296	286,952	249,389
Other data:
Weighted average effective yield on income producing debt investments(1)	9.9%	10.4%	11.9%	11.9%	11.8%
Weighted average effective yield on total portfolio, including equities(1)	9.4%	9.9%	11.8%	11.4%	11.1%
Number of portfolio investments at period end	99	66	53	43	37

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
You should understand that under Sections 27A(b)(2)(B) and (D) of the Securities Act and Sections 21E(b) (2)(B) and (D) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, do not apply to statements made in connection with this annual report on Form 10-K or any periodic reports we file under the Exchange Act.

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
As of December 31, 2020, our investment portfolio consisted primarily of senior secured loans across 98 positions in 67 companies with an aggregate fair value of approximately $690.7 million. As of December 31, 2019, our investment portfolio consisted primarily of senior secured loans across 66 positions in 51 companies with an aggregate fair value of approximately $589.7 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.
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
Recent Developments
For the period January 1, 2021 through March 8, 2021, we contributed an additional set of assets, which included four new issuers of senior secured debt facilities to STRS JV.
Consolidated Results of Operations
Comparison of the Years Ended December 31, 2020 and December 31, 2019
Set forth below are the consolidated results of operations for the years ended December 31, 2020 and 2019. For information regarding the consolidated results of operations for the year ended December 31, 2018, see the Company’s Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 16, 2020.
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
Investment Income
Investment income for the years ended December 31, 2020 and 2019 totaled $61.7 million and $67.1 million, respectively, and was attributable to interest, fees and dividends earned from investments in portfolio companies. Investment income included fee income, primarily related to amendments and prepayments, of $2.0 million and $8.4 million for the years ended December 31, 2020 and 2019, respectively. Non-recurring fee income for the years ended December 31, 2020 and 2019 totaled $1.7 million and $7.9 million, respectively. Investment income excluding fee income increased due to larger investment portfolio balances, offset partially by the impact of spread compression. We expect to generate some level of non-recurring fee income each quarter from prepayments, amendments and other sources.
Operating Expenses
Expenses, excluding excise tax, were $36.8 million and $35.1 million for the years ended December 31, 2020 and 2019, respectively.
Interest expense totaled $13.1 million and $13.5 million for the years ended December 31, 2020 and 2019, respectively. The decrease was primarily due to a decrease in LIBOR, partially offset by a higher borrowing base.
Base management fees (net of fees waived, if any) and performance-based incentive fees totaled $12.5 million and $7.6 million, respectively, for the year ended December 31, 2020 and $10.9 million and $7.7 million, respectively, for the year ended December 31, 2019. Base management fees increased year over year due to the increase in total gross assets. The decrease in performance-based incentive fees during the year ended December 31, 2020 was attributable to an decrease in pre-incentive net investment income, partially offset by an $1.5 million accrual of capital gain incentive fee component, which was driven by gains recognized in the portfolio in the current period. Administrative service fees totaled approximately $0.7 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.
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
Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2020 and 2019, we incurred a net excise tax expense of $0.7 million and $0.8 million, respectively, for U.S. federal excise tax.
Net Realized and Unrealized Gains and Losses on Investments
Net realized gains (losses) on investments for the years ended December 31, 2020 and 2019 were $4.1 million and $(0.4) million, respectively. Our net realized gain during the year ended December 31, 2020 was primarily driven by sales or paydowns of our positions in Vessco Holdings, LLC, Vero Parent, Inc. and PMA Holdco, LLC.
We generated net unrealized appreciation of $3.3 million and $0.1 million, respectively, for the years ended December 31, 2020 and 2019, due to credit related adjustments, which caused changes in fair value, as well as the reversal of unrealized appreciation or depreciation on investments disposed of during each of those years. Net unrealized appreciation during the year ended 2020 was primarily attributable to fair value increases on our investment in AG King Holdings Inc. and and Mills Fleet Farm Group LLC partially offset by fair value decreases in Grupo HIMA San Pablo, Inc. and Lift Brands, Inc. The unrealized appreciation on investments during the year ended December 31, 2019 was primarily attributable to fair value increases in our investments in StackPath, LLC and Sigue Corporation and the reversal of prior unrealized depreciation upon the full disposal on our investment in Outcome Health. This was partially offset by a fair value decrease in our investment in AG Kings Holdings Inc.
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

SENIOR SECURITIES
(In Thousands)
Information about our senior securities is shown in the following tables as of December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The report of our independent registered public accounting firm, Crowe LLP, on the senior securities table as of December 31, 2020, 2019, 2018, 2017 and 2016 is attached as an exhibit to this report. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
Class and Year	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Credit Facility(5)
Fiscal 2020	$265,246	$1,813	$—	N/A
Fiscal 2019	238,917	2,047	—	N/A
Fiscal 2018	115,000	2,792	—	N/A
Fiscal 2017	155,000	2,576	—	N/A
Fiscal 2016	155,000	2,368	—	N/A
Fiscal 2015	102,000	2,305	—	N/A
Fiscal 2014	105,500	2,183	—	N/A
Fiscal 2013	25,000	3,064	—	N/A
Fiscal 2012	51,250	2,622	—	N/A
2023 Private Notes
Fiscal 2020	$30,000	$1,813	$—	N/A
Fiscal 2019	30,000	2,047	—	N/A
Fiscal 2018	30,000	2,792	—	N/A
2025 Private Notes
Fiscal 2020	$40,000	$1,813	$—	N/A
2026 Private Notes
Fiscal 2020	$10,000	$1,813	$—	N/A
2027 Private Notes
Fiscal 2020	$10,000	$1,813	$—	N/A
2025 Public Notes
Fiscal 2020	$35,000	$1,813	$—	1,029
Fiscal 2019	35,000	2,047	—	1,049
Fiscal 2018	35,000	2,792	—	982
2020 Notes(6)
Fiscal 2018	$—	$—	$—	N/A
Fiscal 2017	30,000	2,576	—	1,026
Fiscal 2016	30,000	2,368	—	1,005
Fiscal 2015	30,000	2,305	—	1,010
Fiscal 2014	30,000	2,183	—	1,006
Fiscal 2013	30,000	3,064	—	982
Unsecured Term Loan(7)
Fiscal 2015	$55,000	$2,305	$—	N/A
Fiscal 2014	55,000	2,183	—	N/A
Fiscal 2013	55,000	3,064	—	N/A
Fiscal 2012	90,000	2,622	—	N/A

(1)
Total amount of each class of senior securities outstanding at the end of the period presented (in thousands), exclusive of debt issuance costs.

(2)
The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit (including for the 2020 Notes, which were issued in $25 increments).

(3)
The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)
Not applicable, except for with respect to the 2020 Notes and 2025 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for the 2020 Notes and 2025 Notes is based on the average daily prices two weeks prior to the fiscal year end of such notes and is expressed per $1,000 of indebtedness.

(5)
On September 27, 2012, WhiteHorse Warehouse entered into the Natixis Credit Facility. On December 23, 2015, WhiteHorse Credit entered into the Credit Facility, and we drew $102.0 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full.

(6)
On August 9, 2018, we redeemed 100% of the $30 million aggregate principal amount of the 2020 Notes outstanding and delisted the 2020 Notes from the Nasdaq Global Select Market.

(7)
On June 30, 2016, we repaid in full the outstanding balance of $55.0 million due under the Unsecured Term Loan.

Comparison of the Years Ended December 31, 2020 and December 31, 2019
Set forth below are our liquidity and capital resources for the years ended December 31, 2020 and 2019. For information regarding our liquidity and capital resources for the year ended December 31, 2018, see the Company’s Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 16, 2020.
Our operating activities used cash and cash equivalents of approximately $64.6 million during the year ended December 31, 2020, primarily for acquisition of investments partially offset by proceeds from principal payments and sale of portfolio investments. Our financing activities generated cash and cash equivalents of approximately $53.0 million during the year ended December 31, 2020, primarily from borrowings under the credit facility partially offset by distributions to stockholders.
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
As of December 31, 2020, we had cash and cash equivalent resources, including restricted cash, of $15.9 million. As of the same date, we had $19.8 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.
As of December 31, 2019, we had cash and cash equivalent resources, including restricted cash, of $27.5 million. As of the same date, we had $11.1 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.
STRS JV
In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2020 and 2019, STRS JV had total assets of $181.4 million and $99.5 million, respectively. STRS JV’s portfolio consisted of debt investments in twenty and ten portfolio companies as of December 31, 2020 and 2019, respetively. As of December 31, 2020 and 2019, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $60.3 million and $57.8 million. respectively. STRS JV invests in portfolio companies in the same industries in which we may directly invest.
We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. As of December 31, 2020 and 2019, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $10.3 million, $6.6 million and $41.1 million, $26.3 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $4.7 million and $18.9 million were unfunded, respectively. As of December 31, 2019, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $8.4 million and $33.7 million were unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.
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
Below is a summary of STRS JV’s portfolio:
	December 31, 2020	December 31, 2019
Total investments(1)	$174,552	$97,260
Weighted average effective yield on total portfolio(2)	7.9%	8.5%
Number of portfolio companies in STRS JV	20	10
Largest portfolio company investment(1)	$13,511	$13,657
Total of five largest portfolio company investments(1)	$60,252	$57,819

(1)
At fair value.

(2)
Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following:
	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$176,716	$174,552	$96,910	$97,260
Total	$176.716	$174,552	$96,910	$97,260

The following table shows the portfolio composition by industry grouping at fair value:
	December 31, 2020		December 31, 2019
Advertising	$9,256	5.3%	$8,672	8.9%
Building Products	19,754	11.3	—	—
Construction & Engineering	19,815	11.4	10,132	10.4
Data Processing & Outsourced Services	11,130	6.4	—	—
Diversified Support Services	10,230	5.9	10,497	10.8
Environmental & Facilities Services	6,248	3.6	—	—
Health Care Services	—	—	13,482	13.9
Human Resource & Employment Services	11,549	6.6	—	—
Industrial Machinery	9,886	5.7	9,990	10.3
Insurance Brokers	7,838	4.5	10,051	10.3
Internet & Direct Marketing Retail	13,511	7.7	13,657	14.1
Investment Banking & Brokerage	11,076	6.3	—	—
Packaged Foods & Meats	24,577	14.1	7,688	7.9
Personal Products	4,232	2.4	4,781	4.9
Systems Software	8,110	4.6	8,310	8.5
Technology Hardware, Storage & Peripherals	7,340	4.2	—	—
Total	$174,552	100.0%	$97,260	100.0%
See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2020 and 2019 and selected statement of operations information for the period for July 19, 2019 (commencement of operations) through December 31, 2019 and for the year ended December 31, 2020.
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
On December 21, 2020, the terms of the Credit Facility were again amended and restated to, among other things, (i) increases the minimum funding amount from $175 million to $200 million, (ii) increases the size of the facility from $250 million to $285 million and retains an accordion feature which allows for the expansion of the borrowing limit up to $350 million and (iii) provides for the implementation of certain changes relating to the transition away from the London Interbank Offered Rate in the market.
As of December 31, 2020, there was $265.2 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $19.8 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $601.1 million as of December 31, 2020.
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
The Credit Facility provides for borrowings in an aggregate principal amount up to $285 million with an accordion feature which allows for the expansion of the borrowing limit up to $350 million, subject to consent from the Lender and other customary conditions. The required minimum outstanding borrowings under the Credit Facility are $200 million, unless the accordion feature is exercised, at which time the required minimum outstanding borrowings will be $245 million.
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
2023 Private Notes
On July 13, 2018, we entered into the 2023 Note Purchase Agreement, to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 2023 Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 2023 Private Notes cease to have an investment grade rating. The 2023 Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 2023 Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem existing debt.
2025 Private Notes
On October 20, 2020, we entered into the 2025 Note Purchase Agreement, to sell in a private offering $40 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 2025 Private Notes is payable semiannually on April 20 and October 20, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 2025 Private Notes cease to have an investment grade rating. The 2025 Private Notes mature on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 2025 Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on October 20, 2020. We used the net proceeds from this offering to redeem existing debt.
2026 Private Notes
On December 4, 2020, we entered into the 2026 Note Purchase Agreement, to sell in a private offering $10 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 2026 Private Notes is payable semiannually on June 4 and December 4, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 2026 Private Notes cease to have an investment grade rating. The 2026 Private Notes mature on December 4, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 2026 Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 4, 2020. We used the net proceeds from this offering to redeem existing debt.
2027 Private Notes
On December 4, 2020, we entered into the 2027 Note Purchase Agreement, to sell in a private offering $10 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 2027 Private Notes is payable semiannually on June 4 and December 4, at a fixed, annual rate of 5.625%. This interest rate is subject to increase (up to 6.625%) in the event that, subject to certain exceptions, the 2027 Private Notes cease to have an investment grade rating. The 2027 Private Notes mature on December 4, 2027, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 2027 Private Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 4, 2020. We used the net proceeds from this offering to redeem existing debt.

2025 Public Notes
On November 13, 2018, we completed a public offering of $35.0 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 2025 Public Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Public Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Public Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 2025 Private Notes. The 2025 Public Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility. The 2025 Public Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFBZ.”
Distributions
During the year ended December 31, 2020, we declared distributions of $1.55 per share for total distributions of $31.7 million. During the year ended December 31, 2019, we declared distributions of $1.62 per share for total distributions of $33.2 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.
To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2020 and 2019, distributions to stockholders did not include a return of capital, but did include approximately $5.3 million and $26.0 million, respectively, relating to long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.
Portfolio Investments and Yield
Set forth below are our portfolio investments and yield for the years ended December 31, 2020 and 2019. For information regarding our portfolio investments and yields for the year ended December 31, 2018, see the Company’s Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 16, 2020.
As of December 31, 2020, our investment portfolio consisted primarily of senior secured loans across 99 positions in 67 companies with an aggregate fair value of $690.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with two fixed-rate loan investments representing 0.2% based on fair value. As of December 31, 2020, our portfolio had an average investment size of $6.6 million (average debt investment size of $7.3 million), with investment sizes ranging from zero to $23.5 million and a weighted average effective yield of 9.4% (and a weighted average effective yield on income- producing debt investments of 9.9%).
As of December 31, 2019, our investment portfolio consisted primarily of senior secured loans across 66 positions in 51 companies with an aggregate fair value of $589.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with the single fixed-rate loan investment representing 0% based on fair value. As of December 31, 2019, our portfolio had an average investment size of $8.7 million (average debt investment size of $10.2 million), with investment sizes ranging from zero to $26.3 million and a weighted average effective yield of 9.9% (and a weighted average effective yield on income- producing debt investments of 10.4%).

For the year ended December 31, 2020, we invested $302.7 million in new and existing portfolio companies, offset by repayments and sales of $213.8 million. Repayments included $13.1 million of scheduled repayments and $101.4 million of unscheduled repayments.
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
The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:
	December 31, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(Dollars in Millions)		(Dollars in Millions)
1	$153.3	22.2%	$13.4	2.3%
2	422.1	61.1	491.4	83.3
3	103.7	15.0	77.2	13.1

	December 31, 2020		December 31, 2019
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(Dollars in Millions)		(Dollars in Millions)
4	4.0	0.6	—	—
5	7.6	1.1	7.7	1.3
Total Portfolio	$690.7	100.0%	$589.7	100.0%

Inflation
Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the statements of assets and liabilities. As of December 31, 2020, we had commitments to fund approximately $19.6 million of revolving lines of credit or delayed draw facilities to our portfolio companies. During the year ended December 31, 2020, we funded approximately $3.5 million, on a net basis, of commitments that were outstanding as of December 31, 2019. STRS JV had outstanding commitments to fund investments totaling $10.9 million under undrawn revolvers as of December 31, 2020. As of December 31, 2019, we had commitments to fund approximately $9.1 million of revolving lines of credit or delayed draw facilities to our portfolio companies. During the year ended December 31, 2019, we funded approximately $0.1 million, on a net basis, of commitments that were outstanding as of December 31, 2018. STRS JV had outstanding commitments to fund investments totaling $8.6 million under undrawn revolvers as of December 31, 2019. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.
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

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2020 is as follows:
	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
	(Dollars in millions)
Credit Facility	$265.2	$—	$—	$265.2	$—
2023 Private Notes	30.0	—	—	30.0	—
2025 Private Notes	40.0	—	—	40.0	—
2026 Private Notes	10.0	—	—	10.0	——
2027 Private Notes	10.0	—	—	—	10.0
2025 Public Notes	35.0	—	—	—	35.0
Total contractual obligations	$390.2	$—	$—	$345.2	$45.0
As of December 31, 2020, we had $19.8 million of unused borrowing capacity under the Credit Facility.
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

•
Preliminary valuation conclusions are then documented and discussed with the Investment Committee and our investment adviser.

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
Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the Investment Committee are most relevant to such investment, including being based on one or more of the following: (i) market prices obtained from market makers for which the investment committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.
In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the new rule and its impact on us our valuation policies.
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
Assuming that the consolidated statement of financial condition as of December 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):
Basis point Increase (Decrease)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease)
(100)	$(616)	(632)	16
100	2,541	2,652	(111)
200	9,207	5,305	3,902
300	16,125	7,957	8,168
400	23,043	10,610	12,433
500	29,962	13,262	16,700
As of December 31, 2020, nearly all of the floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor. For a discussion of the risks associated with the discontinuation of LIBOR, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”
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
Miami, Florida
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2020 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Level 3 Investments
As described in Notes 2, 4 and 5 to the consolidated financial statements, the Company invests in senior secured loans, including first lien and second lien facilities, and may make investments at other levels of an investee’s capital structure, including mezzanine loans or equity investments, and may receive warrants to purchase common stock in connection with its debt investments. With few exceptions these investments are classified as Level 3 investments. Level 3 investments represent approximately $681 million of the $691 million of investments held as of December 31, 2020. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Note 5 to the consolidated financial statements, using significant unobservable inputs and assumptions. Determining the fair value of these investments requires management to make judgments about the valuation methodologies to apply (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, discount rates, market quotes, and exit multiples.
We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions. This required a high degree of auditor judgment and extensive audit effort, including the involvement of auditor employed valuation specialists, who possess specialized skill and knowledge, to evaluate the appropriateness of the valuation techniques and significant unobservable inputs.
Our audit procedures related to the valuation of Level 3 investments included, among others:
•
Obtaining an understanding, evaluating the design, and testing the operating effectiveness of controls over the Company’ investment valuation process, including those over the valuation methodologies and significant unobservable inputs and assumptions applied.

•
Selecting a sample of investments and, with assistance of auditor employed valuation specialists, evaluated the appropriateness of the methodology applied and reasonableness of significant unobservable inputs, including comparable company multiples and discount rates. In several instances we developed independent fair value estimates which we compared against management’s conclusion.

•
Evaluating subsequent events, retrospective review, and other available information, considering whether this information corroborated or contradicted the Company’s conclusions.

/s/ Crowe LLP
Crowe LLP
As a result of affiliated fund relationships, we have served as the Company’s auditor since 2006.
New York, New York
March 8, 2021

WHITEHORSE FINANCE, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)
	December 31, 2020	December 31, 2019
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$623,777	$546,744
Non-controlled affiliate company investments	15,717	9,651
Controlled affiliate company investments	51,241	33,293
Total investments, at fair value (amortized cost $695,429 and $597,725, respectively)	690,735	589,688
Cash and cash equivalents	8,062	4,294
Restricted cash and cash equivalents	7,549	23,252
Restricted foreign currency (cost of $319)	333	—
Interest and dividend receivable	6,532	6,010
Amounts receivable on unsettled investment transactions	4,717	360
Prepaid expenses and other receivables	1,061	7,620
Total assets	$718,989	$631,224
Liabilities
Debt	$384,880	$298,924
Distributions payable	7,294	7,294
Management fees payable	3,354	3,060
Incentive fees payable	6,117	5,230
Amounts payable on unsettled investment transactions	497	—
Interest payable	1,870	1,674
Accounts payable and accrued expenses	1,708	1,944
Advances received from unfunded credit facilities	372	143
Total liabilities	406,092	318,269
Commitments and contingencies (See Note 8)
Net assets
Common stock, 20,546,032 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	21
Paid-in capital in excess of par	300,002	300,744
Accumulated undistributed (overdistributed) earnings	12,874	12,190
Total net assets	312,897	312,955
Total liabilities and total net assets	$718,989	$631,224
Number of shares outstanding	20,546,032	20,546,032
Net asset value per share	$15.23	$15.23
See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
	Years ended December 31,
	2020	2019	2018
Investment income
From non-controlled/non-affiliate company investments
Interest income	$54,039	$56,566	$56,208
Fee income	1,988	8,398	4,906
Dividend income	133	—	—
From non-controlled affiliate company investments
Dividend income	1,183	1,173	2,132
From controlled affiliate company investments
Interest income	2,595	936	—
Dividend income	1,761	—	—
Total investment income	61,699	67,073	63,246
Expenses
Interest expense	13,125	13,468	11,599
Base management fees	12,464	11,300	10,511
Performance-based incentive fees	7,619	7,710	12,134
Administrative service fees	683	646	684
General and administrative expenses	2,909	2,337	2,646
Total expenses, before fees waived	36,800	35,461	37,574
Base management fees waived	—	(397)	(270)
Total expenses, net of fees waived	36,800	35,064	37,304
Net investment income before excise tax	24,899	32,009	25,942
Excise tax	742	813	942
Net investment income after excise tax	24,157	31,196	25,000
Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	4,118	(409)	(216)
Non-controlled affiliate company investments	—	—	32,950
Foreign currency transactions	70	1	—
Foreign currency forward contracts	(25)	—	—
Net realized gains (losses)	4,163	(408)	32,734
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	4,685	388	(5,136)
Non-controlled affiliate company investments	(878)	(514)	4,703
Controlled affiliate company investments	(464)	363	—
Translation of assets and liabilities in foreign currencies	22	(184)	—
Net change in unrealized appreciation (depreciation)	3,365	53	(433)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	7,528	(355)	32,301
Net increase in net assets resulting from operations	$31,685	$30,841	$57,301
Per Common Share Data
Basic and diluted earnings per common share	$1.55	$1.50	$2.79
Dividends and distributions declared per common share	$1.55	$1.62	$1.42
Basic and diluted weighted average common shares outstanding	20,546,032	20,546,032	20,538,971
See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
	Common Stock		Paid-in Capital in Excess of Par	Accumulated Undistributed (Overdistributed) Earnings	Total Net Assets
	Shares	Par amount
Balance at December 31, 2017	20,531,948	$20	$302,292	$(15,360)	$286,952
Stock issued in connection with distribution reinvestment plan	14,084	1	207	—	208
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	25,000	25,000
Net realized gains (losses) on investments	—	—	—	32,734	32,734
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(433)	(433)
Distributions declared	—	—	—	(29,165)	(29,165)
Tax reclassification of stockholders’ equity	—	—	(942)	942	—
Balance at December 31, 2018	20,546,032	21	301,557	13,718	315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	31,196	31,196
Net realized gains (losses) on investments	—	—	—	(408)	(408)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	53	53
Distributions declared	—	—	—	(33,182)	(33,182)
Tax reclassification of stockholders’ equity	—	—	(813)	813	—
Balance at December 31, 2019	20,546,032	$21	300,744	12,190	312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	24,157	24,157
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	4,163	4,163
Net change in unrealized appreciation (depreciation) on investments and translation of assets and liabilities in foreign currencies	—	—	—	3,365	3,365
Distributions declared	—	—	—	(31,743)	(31,743)
Tax reclassification of stockholders’ equity	—	—	(742)	742	—
Balance at December 31, 2020	20,546,032	$21	300,002	12,874	312,897
See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$31,685	$30,841	$57,301
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(1,210)	(2,141)	(584)
Net realized (gains) losses on investments	(4,118)	408	(32,734)
Net unrealized (appreciation) depreciation on investments	(3,343)	(237)	433
Net unrealized appreciation on translation of assets and liabilities in foreign currencies	(22)	184	—
Accretion of discount	(3,434)	(4,431)	(4,740)
Amortization of deferred financing costs	1,055	998	1,155
Acquisition of investments	(302,729)	(360,070)	(277,035)
Acquisition of interests in STRS JV	—	(3,090)	—
Proceeds from principal payments and sales of portfolio investments	133,419	191,870	285,776
Proceeds from sales of portfolio investments to STRS JV	80,369	57,568	—
Net changes in operating assets and liabilities:
Interest and dividend receivable	(522)	(402)	(661)
Prepaid expenses and other receivables	6,560	(7,045)	(390)
Amounts receivable on unsettled investment transactions	(4,357)	4,255	(3,833)
Amounts payable on unsettled investment transactions	497	(445)	445
Management fees payable	294	515	168
Incentive fees payable	887	(3,418)	3,177
Accounts payable and accrued expenses	(52)	(563)	1,621
Interest payable	196	112	1,035
Advances received from unfunded credit facilities	229	113	(62)
Net cash provided by (used in) operating activities	(64,596)	(94,978)	31,072
Cash flows from financing activities
Proceeds from notes issued	60,000	—	65,000
Borrowings	236,045	176,017	100,400
Repayments of debt	(209,895)	(52,100)	(170,400)
Deferred financing costs	(1,427)	(1,943)	(2,324)
Distributions paid to common stockholders, net of distributions reinvested	(31,743)	(33,182)	(28,952)
Net cash provided by (used in) financing activities	52,980	88,792	(36,276)
Effect of exchange rate changes on cash	14	—	—
Net change in cash, cash equivalents and restricted cash	(11,602)	(6,186)	(5,204)
Cash, cash equivalents and restricted cash at beginning of year	27,546	33,732	38,936
Cash, cash equivalents and restricted cash at end of year	$15,944	$27,546	$33,732
Supplemental disclosure of cash flow information:
Interest paid	$11,888	$12,358	$9,409
Taxes, including excise tax, paid during the year	833	942	—
Supplemental noncash disclosures:
Distributions declared	$31,743	$33,182	$29,165
Distributions reinvested	—	—	208
Non-cash exchanges of investments	$28,103	29,840	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:
	December 31,
	2020	2019	2018
Cash and cash equivalents	$8,062	$4,294	$24,148
Restricted cash and restricted foreign currency	7,882	23,252	9,584
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$15,944	$27,546	$33,732
See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December  31, 2020
(in thousands)
Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00% (0.50% Floor)	7.50%	03/26/18	03/27/23	7,453	$7,453	$7,453	2.38%
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	8.50%	08/21/20	10/11/24	7,744	7,603	7,706	2.46
					15,197	15,056	15,159	4.84
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75% (1.00% Floor)	6.75%	12/19/19	12/06/25	9,294	9,062	9,201	2.94
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00% (1.50% Floor)	9.50%	02/08/19	02/08/24	5,359	5,309	5,359	1.71
Application Software
Connexity, Inc.
First Lien Secured Term Loan	L+ 8.50% (1.50% Floor)	10.00%	05/21/20	05/21/25	10,863	10,577	10,863	3.47
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.00%	06/14/19	12/29/22	3,245	3,209	3,194	1.02
First Lien Secured Revolving Loan(7)	L+ 7.00% (1.00% Floor)	8.00%	06/14/19	12/29/22	181	179	177	0.06
TaxSlayer LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	7.50%	12/31/20	12/31/26	14,452	14,163	14,163	4.53
First Lien Secured Revolving Loan(7)	L+ 6.50% (1.00% Floor)	7.50%	12/31/20	12/31/26	—	—	—	—
					28,741	28,128	28,397	9.08
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	Base rate+ 8.00% (1.00% Floor)	9.00%	02/26/18	02/23/23	16,168	16,011	15,820	5.06
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25% (0.00% Floor)	6.40%	11/15/19	11/18/24	6,319	6,121	6,319	2.02
					22,487	22,132	22,139	7.08
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	P+7.50% (2.00% Floor)	10.75%	08/14/18	02/25/22	5,075	5,022	4,844	1.55
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	7.50%	12/15/20	11/24/25	10,078	9,878	9,879	3.16
First Lien Secured Revolving Loan(7)	L+ 6.50% (1.00% Floor)	7.50%	12/15/20	11/05/25	332	325	325	0.10
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75% (1.00% Floor)	7.75%	09/30/20	09/30/25	9,689	9,483	9,543	3.05
First Lien Secured Revolving Loan (7)	L+ 6.75% (1.00% Floor)	7.75%	09/30/20	09/30/25	—	—	4	—
					20,099	19,686	19,751	6.31
See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan(15)	L+ 7.19% (1.00% Floor)	8.19%	06/08/18	06/08/23	15,000	$14,890	$14,250	4.55%
Communications Equipment
Ribbon Communications Operating Company, Inc.
First Lien Secured Term Loan(5)	L+ 7.50% (0.00% Floor)	7.65%	08/14/20	03/03/26	12,438	12,002	12,313	3.94%
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50% (0.00% Floor)	6.75%	03/15/19	04/29/24	3,462	3,393	3,457	1.10
					15,900	15,395	15,770	5.04
Construction & Engineering
Atlas Intermediate Holdings LLC
First Lien Secured Term Loan	L+ 6.25% (1.00% Floor)	7.25%	05/26/20	02/13/26	15,073	14,259	14,922	4.77
Road Safety Services, Inc.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.00%	12/31/20	09/18/23	4,550	4,459	4,461	1.43
First Lien Secured Revolving Loan(7)	L+ 6.00% (1.00% Floor)	7.00%	12/31/20	09/18/23	—	—	17	0.01
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75% (1.00% Floor)	7.75%	11/20/20	08/20/25	7,000	6,829	6,829	2.18
					26,623	25,547	26,229	8.39
Construction Materials
Claridge Products and Equipment, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/30/20	12/29/25	8,000	7,840	7,840	2.51
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50% (1.00% Floor)	7.50%	12/30/20	12/29/25	—	—	—	—
					8,000	7,840	7,840	2.51
Consumer Finance
Maxitransfers Blocker Corp
First Lien Secured Term Loan	L+ 9.00% (1.00% Floor)	10.00%	10/07/20	10/07/25	8,869	8,668	8,668	2.77
First Lien Secured Revolving Loan(4)	L+ 9.00% (1.00% Floor)	10.00%	10/07/20	10/07/25	1,038	1,014	1,014	0.32
					9,907	9,682	9,682	3.09
Data Processing & Outsourced Services
Escalon Services Inc
First Lien Secured Term Loan	P+12.50% (0.75% Floor)	15.75% (1.50% PIK)	12/04/20	12/04/25	8,000	7,295	7,763	2.48

FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.25% (0.50% PIK)	12/23/16	06/07/24	24,467	24,225	23,460	7.50
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C +6.25% (1.00% Floor)	7.25%	12/19/19	12/19/24	6,709	5,035	5,164	1.65
First Lien Secured Revolving Loan(7)(13)	C +6.25% (1.00% Floor)	7.25%	12/19/19	12/19/24	—	—	(2)	—
					39,176	36,555	36,385	11.63

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.00%	10/24/18	10/24/24	13,543	$13,292	$13,272	4.24%
Distributors
Crown Brands, LLC
Second Lien Secured Term Loan(20)	L+ 10.50% (1.50% Floor)	12.00%	12/15/20	01/08/26	4,526	4,420	3,621	1.16
Second Lien Secured Delayed Draw Loan(20)	L+ 10.50% (1.50% Floor)	12.00%	12/15/20	01/08/26	671	671	537	0.17
					5,197	5,091	4,158	1.33
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.00%	11/13/19	05/13/23	8,882	8,718	8,834	2.82
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00% (1.00% Floor)	11.00% (4.00% PIK)	01/11/18	01/11/23	6,564	6,422	6,564	2.10
First Lien Secured Revolving Loan(4)(7)	L+ 10.00% (1.00% Floor)	11.00% (4.00% PIK)	07/22/19	12/12/22	379	379	379	0.12
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00% (1.50% Floor)	8.50%	10/16/18	10/16/23	13,353	13,178	13,284	4.25
					20,296	19,979	20,227	6.47
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75% (1.00% Floor)	8.75%	11/26/19	11/26/24	13,649	13,428	13,612	4.35
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00% (0.75% Floor)	16.25% (2.00% PIK)	8/10/16	08/10/21	21,755	8,612	7,600	2.43
Superpriority Secured Debtor-In-Possession Term Loan(4)(18)	L+ 10.00% (1.00% Floor)	11.00%	08/26/20	02/08/21	14,222	5,663	14,222	4.55
					35,977	14,275	21,822	6.98
Health Care Facilities
Epiphany Dermatology
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	8.50%	12/04/20	12/01/25	3,500	3,414	3,414	1.09
First Lien Secured Revolving Loan(7)	L+ 7.50% (1.00% Floor)	8.50%	12/04/20	12/01/25	—	—	—	—
First Lien Secured Delayed Draw Loan(7)	L+ 7.50% (1.00% Floor)	8.50%	12/04/20	12/01/25	—	—	—	—
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.22%	05/15/19	04/30/19	3,855	3,855	2,613	0.84
First Lien Secured Term Loan B	L+ 9.00% (1.50% Floor)	10.50%	02/01/13	04/30/19	13,511	13,511	9,161	2.93
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
					21,894	21,804	15,188	4.86
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 7.75% (1.50% Floor)	9.25%	06/14/19	06/14/24	7,422	7,325	7,422	2.37
First Lien Secured Term Loan C	L+ 7.75% (1.50% Floor)	9.25%	10/07/20	06/14/24	912	895	895	0.29
See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Ivy Rehab Holdings LLC
First Lien Secured Term Loan	L+ 6.75% (1.00% Floor)	7.75%	12/04/20	12/04/24	8,855	$8,682	$8,682	2.77%
First Lien Secured Revolving Loan(7)	L+ 6.75% (1.00% Floor)	7.75%	12/04/20	12/04/25	—	—	—	—
First Lien Secured Delayed Draw Loan(7)	L+ 6.75% (1.00% Floor)	7.75%	12/04/20	12/04/25	—	—	—	—
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 7.25% (1.00% Floor)	8.25%	10/16/19	11/19/25	709	693	694	0.22
First Lien Secured Delayed Draw Loan	L+ 7.25% (1.00% Floor)	8.25%	10/16/19	09/25/23	5,236	5,209	5,236	1.67
PG Dental New Jersey Parent, LLC
First Lien Secured Term Loan	L+ 7.75% (1.00% Floor)	8.75%	11/25/20	11/25/25	16,170	15,813	15,814	5.05
First Lien Secured Revolving Loan (7)	L+ 7.75% (1.00% Floor)	8.75%	11/25/20	11/25/25	—	—	—	—
					39,304	38,617	38,743	12.37
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75% (1.00% Floor)	10.75%	10/26/18	07/13/22	5,229	5,111	4,019	1.28
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	7.50%	10/02/19	10/02/24	12,594	12,405	12,594	4.02
Internet & Direct Marketing Retail
BBQ Buyer, LLC
First Lien Secured Term Loan	L+ 8.00% (1.50% Floor)	9.50%	08/28/20	08/28/25	10,669	10,421	10,563	3.38

First Lien Secured Revolving Loan(7)	L+ 8.00% (1.50% Floor)	9.50%	08/28/20	02/28/21	—	—	8	—
Luxury Brand Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.00%	12/04/20	06/04/26	6,000	5,882	5,882	1.88
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25% (1.50% Floor)	9.75%	07/03/19	07/03/24	18,390	18,099	18,238	5.83
					35,059	34,402	34,691	11.09
Investment Banking & brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 7.25% (1.00% Floor)	8.25%	02/28/19	02/28/24	13,598	13,512	13,598	4.35
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.00% (1.00% PIK)	01/10/17	01/10/23	4,019	3,988	4,019	1.28
RCKC Acquisitions LLC (dba KSM Consulting LLC)
First Lien Secured Term Loan	L+ 6.25% (1.00% Floor)	7.25%	12/31/20	12/31/26	11,378	11,150	11,150	3.56
First Lien Secured Revolving Loan(7)	L+ 6.25% (1.00% Floor)	7.25%	12/31/20	12/31/26	—	—	—	—
First Lien Secured Delayed Draw Loan(7)	L+ 6.25% (1.00% Floor)	7.25%	12/31/20	12/31/22	—	—	—	—
					15,397	15,138	15,169	4.84

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan(16)	L+ 7.97% (1.00% Floor)	8.97% (0.50% PIK)	09/06/19	09/06/24	9,427	$9,278	$8,296	2.65%
First Lien Secured Delayed Draw Loan(16)	L+ 7.61% (1.00% Floor)	8.61% (0.50% PIK)	09/06/19	09/06/24	4,643	4,597	4,086	1.31
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc)
First Lien Secured Term Loan A	L+ 3.25% (1.00% Floor)	4.25%	06/29/20	06/29/25	5,659	5,580	5,569	1.78
First Lien Secured Term Loan B	N/A	9.50% (9.50% PIK)	06/29/20	06/29/25	1,164	1,138	1,133	0.36
First Lien Secured Term Loan C(9)	N/A	9.50% (9.50% PIK)	06/29/20	NA	1,268	1,265	1,265	0.40
					22,161	21,858	20,349	6.50
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75% (1.50% Floor)	8.25%	04/12/19	04/12/24	10,736	10,595	10,489	3.35
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan(17)	L+ 7.94% (1.00% Floor)	8.94% (1.17% PIK)	05/15/18	05/15/23	11,304	11,200	10,811	3.46
Personal Products
Inspired Beauty Brands, Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.00%	12/30/20	12/31/25	11,500	11,270	11,270	3.60
First Lien Secured Revolving Loan(7)	L+ 7.00% (1.00% Floor)	8.00%	12/30/20	12/31/25	—	—	—	—
					11,500	11,270	11,270	3.60
Property & Casualty Insurance
Policy Services Company, LLC(5)
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.00%	03/06/20	05/31/24	6,240	5,987	6,115	1.95
Research & Consulting Services
Comniscient Technologies LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	8.50%	10/13/20	10/13/25	6,962	6,830	6,830	2.18
First Lien Secured Revolving Loan(7)	L+ 7.50% (1.00% Floor)	8.50%	10/13/20	10/13/25	—	—	—	—
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	10.25%	01/09/18	01/09/23	11,593	11,477	11,362	3.63
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	7.50%	11/25/19	11/25/24	14,962	14,728	14,439	4.61
					33,517	33,035	32,631	10.42
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.00% (1.00% PIK)	11/30/18	11/19/25	11,240	10,442	9,779	3.13
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 7.12% (1.00% Floor)	8.12%	10/17/19	10/17/24	4,349	4,283	4,349	1.39
First Lien Secured Delayed Draw Loan	L+ 7.12% (1.00% Floor)	8.12%	10/17/19	10/17/24	2,014	1,997	2,014	0.64
					6,363	6,280	6,363	2.03

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	11.50%	09/20/18	03/20/24	10,938	$10,810	$10,938	3.50%
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	11.75%	09/09/16	03/09/22	12,500	12,446	12,500	3.99
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14)	L+ 6.50%	6.65%	07/19/19	N/A	41,073	41,073	41,073	13.13
					64,511	64,329	64,511	20.62
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	7.50%	10/28/19	10/29/26	11,632	11,389	10,818	3.46
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.00%	11/06/19	08/16/24	7,074	6,613	7,074	2.26
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.25%	05/04/18	05/04/23	22,322	22,022	22,322	7.13
Telestream Holdings Corporation
First Lien Secured Term Loan	L+ 8.75% (1.00% Floor)	9.75%	10/15/20	10/15/25	14,037	13,608	13,769	4.40
First Lien Secured Revolving Loan(7)	L+ 8.75% (1.00% Floor)	9.75%	10/15/20	10/15/25	—	—	15	—
					36,359	35,630	36,106	11.54
Total Debt Investments					694,114	658,704	657,249	210.03
Equity Investments
Data Processing & Outsourced Services
Escalon Services Inc Warrants(4)	N/A	N/A	12/04/20	N/A	709	476	476	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	225	—	14	—
					542	317	14	—
Health Care Services
Lab Logistics Preferred Units(4)	N/A	N/A	10/29/19	N/A	2	857	857	0.27
Internet & Direct Marketing Retail
BBQ Buyer, LLC Shares(4)	N/A	N/A	08/28/20	N/A	1,100	1,100	1,265	0.40
Ross-Simons Topco, LP Preferred Units(4)	N/A	N/A	12/04/20	N/A	600	600	600	0.19
					1,700	1,700	1,865	0.59
Investment Banking & Brokerage
Arcole Holding Corp. Shares(4)(5)(6)(19)	N/A	N/A	10/01/20	N/A	—	6,944	6,448	2.06
IT Consulting & Other Services
Keras Holdings, LLC Shares(dba KSM Consulting LLC)(4)	N/A	N/A	12/31/20	N/A	496	496	496	0.16
Leisure Facilities
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Class A Common Stock(4)	N/A	N/A	06/29/20	N/A	2	1,955	282	0.09
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Warrants(4)	N/A	N/A	06/29/20	06/28/28	1	793	114	0.04

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
					3	2,748	396	0.13
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	$—	$—	—%
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,498	1.12
					165	2,890	3,498	1.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	06/10/14	08/31/22	10,000	10,029	9,269	2.96
WHF STRS Ohio Senior Loan Fund LLC Interests(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	10,268	10,268	10,167	3.25
					20,268	20,297	19,436	6.21
Total Equity Investments					23,885	36,725	33,486	10.69
Total Investments					717,999	$695,429	$690,735	220.72%

(1)
Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)
The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31, 2020. The Prime was 3.25% as of December 31, 2020. The CDOR was 0.5% as of December 31, 2020.

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

(7)
The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2020. See Note 8.

(8)
The investment is on non-accrual status.

(9)
Security is perpetual with no defined maturity date.

(10)
Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 221% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

(11)
The fair value of each investment was determined using significant unobservable inputs. See Note 5.

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2020
(in thousands)

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

(19)
On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.

(20)
At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.

See notes to consolidated financial statements

Whitehorse Finance, Inc.
Consolidated Schedule of Investments
December 31, 2019
(in thousands)
Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
Fluent, LLC First Lien Secured Term Loan	L+ 7.00% (0.50% Floor)	8.80%	03/26/18	03/26/24	9,337	$9,337	$9,337	2.98%
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC First Lien Secured Term Loan	L+ 5.75% (1.00% Floor)	7.38%	12/19/19	12/06/25	10,385	10,073	10,073	3.22
Air Freight & Logistics
Access USA Shipping, LLC First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.80%	02/08/19	02/08/24	5,651	5,581	5,600	1.79
Application Software
Newscycle Solutions, Inc. First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.80%	06/14/19	12/29/22	5,263	5,174	5,136	1.64
First Lien Secured Revolving Loan(7)	L+ 6.50% (1.00% Floor)	9.77%	06/14/19	12/29/22	265	262	259	0.08
					5,528	5,436	5,395	1.72
Automotive Retail
Team Car Care Holdings, LLC First Lien Secured Term Loan(12)	base rate+ 7.99% (1.00% Floor)	10.05%	02/26/18	02/26/23	16,722	16,485	16,722	5.34
BW Gas & Convenience Holdings, LLC First Lien Secured Term Loan	L+ 6.25% (1.00% Floor)	8.00%	11/15/19	11/18/24	8,500	8,164	8,168	2.61
					25,222	24,649	24,890	7.95
Broadcasting
Alpha Media, LLC First Lien Secured Term Loan	L+ 6.00% (1.50% Floor)	7.87%	08/14/18	02/25/22	5,405	5,299	5,405	1.73
Rural Media Group, Inc. First Lien Secured Term Loan(16)	L+ 7.71% (1.00% Floor)	9.64%	12/29/17	12/29/22	7,133	7,050	6,991	2.23
					12,538	12,349	12,396	3.96
Cable & Satellite
Bulk Midco, LLC First Lien Secured Term Loan(16)	P+ 6.27% (2.25% Floor)	11.02%	06/08/18	06/08/23	15,000	14,845	14,250	4.45
Communications Equipment
Sorenson Communications, LLC First Lien Secured Term Loan	L+ 6.50% (0.00% Floor)	8.44%	03/15/19	04/29/24	4,875	4,749	4,857	1.55
Data Processing & Outsourced Services
FPT Operating Company, LLC/ TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	9.94%	06/07/19	06/07/24	24,907	24,685	24,284	7.76
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C+ 6.25% (1.00% Floor)	8.26%	12/19/19	12/19/24	21,718	16,231	16,415	5.25
First Lien Secured Revolving Loan(7)(13)	C+ 6.25% (1.00% Floor)	8.26%	12/19/19	12/19/24	—	—	—	—
					46,625	40,916	40,699	13.01
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	9.04% (0.75% PIK)	10/24/18	10/24/24	14,883	14,591	13,544	4.33%
See notes to consolidated financial statements

Whitehorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Distributors
Crown Brands, LLC
First Lien Secured Term Loan	L+ 8.00% (1.50% Floor)	9.80%	01/28/19	01/25/24	5,727	$5,610	$5,596	1.79%
First Lien Secured Delayed Draw Loan(7)	L+ 8.00% (1.50% Floor)	9.80%	01/28/19	01/25/24	—	—	(2)	—
					5,727	5,610	5,594	1.79
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.99%	11/13/19	05/13/23	8,902	8,731	8,731	2.79
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Revolving Loan(7)	L+ 6.00% (1.00% Floor)	7.99% (1.00% PIK)	11/13/19	05/13/20	—	—	2	—
					8,902	8,731	8,733	2.79
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00% (1.00% Floor)	11.80% (4.00% PIK)	01/11/18	01/11/23	7,261	7,097	6,898	2.20
First Lien Secured Revolving Loan(4)	L+ 10.00% (1.00% Floor)	11.94% (4.00% PIK)	07/22/19	12/12/22	525	525	525	0.17
NNA Services, LLC First Lien Secured Term Loan	L+ 7.00% (1.50% Floor)	8.84%	10/16/18	10/16/23	9,889	9,739	9,889	3.16
					17,675	17,361	17,312	5.53
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	9.42%	11/26/19	11/26/24	11,750	11,520	11,519	3.68
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.79%	12/26/19	12/26/24	6,458	6,330	6,329	2.02
First Lien Secured Revolving Loan(7)	L+ 6.00% (1.00% Floor)	7.79%	12/26/19	12/26/24	—	—	—	—
					6,458	6,330	6,329	2.02
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(8)(19)	P+ 11.00% (2.25% Floor)	15.75% (2.00% PIK)	08/10/16	08/10/21	13,250	12,837	7,668	2.45
Health Care Facilities
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00% (1.50% Floor)	10.94%	05/15/19	04/30/19	3,855	3,855	3,276	1.05
First Lien Secured Term Loan B	L+ 9.00% (1.50% Floor)	10.94%	02/01/13	04/30/19	13,511	13,511	11,484	3.67
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
					18,394	18,390	14,760	4.72
Health Care Services
CHS Therapy, LLC First Lien Secured Term Loan A	L+ 8.50% (1.50% Floor)	10.44%	06/14/19	06/14/24	7,615	7,486	7,615	2.43
Lab Logistics, LLC First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.56%	10/16/19	09/25/23	107	106	106	0.03
First Lien Secured Delayed Draw Loan(7)	L+ 6.50% (1.00% Floor)	8.44%	10/16/19	09/25/23	5,289	5,251	5,251	1.68
See notes to consolidated financial statements

Whitehorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
PMA Holdco, LLC First Lien Secured Term Loan	L+ 7.75% (1.00% Floor)	9.69% (2.00% PIK)	06/28/18	06/28/23	12,784	$12,595	$12,720	4.06%
					25,795	25,438	25,692	8.20
Home Furnishings
Sure Fit Home Products, LLC First Lien Secured Term Loan	L+ 9.75% (1.00% Floor)	11.70%	10/26/18	07/13/22	5,250	5,178	5,040	1.61
Human Resources & Employment Services
Pluto Acquisition Topco, LLC First Lien Secured Term Loan(18)	L+ 6.31% (1.50% Floor)	8.23%	01/31/19	01/31/24	12,354	12,152	12,354	3.95
Interactive Media & Services
What If Media Group, LLC First Lien Secured Term Loan	L+ 7.00% (1.00% Floor)	8.80%	10/02/19	10/02/24	12,919	12,673	12,673	4.05
Internet & Direct Marketing Retail
Potpourri Group, Inc. First Lien Secured Term Loan	L+ 8.25% (1.50% Floor)	9.94%	07/03/19	07/03/24	18,763	18,385	18,424	5.89
Investment Banking & Brokerage
Arcole Acquisition Corp(5) First Lien Secured Term Loan A	L+ 8.25% (1.00% Floor)	10.16%	11/29/18	11/30/23	5,231	5,156	4,968	1.59
First Lien Secured Term Loan B	L+ 14.50% (1.00% Floor)	16.41% (1.50% PIK)	11/29/18	11/30/23	1,805	1,779	1,777	0.57
JVMC Holdings Corp. (f/k/a RJO Holdings Corp) First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.30%	02/28/19	02/28/24	16,190	16,055	16,190	5.17
					23,226	22,990	22,935	7.33
IT Consulting & Other Services
AST-Applications Software Technology LLC First Lien Secured Term Loan	L+ 8.00% (1.00% Floor)	9.80% (1.00% PIK)	01/10/17	01/10/23	4,236	4,187	4,236	1.35
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan(17)	L+ 6.86% (1.00% Floor)	8.74%	09/06/19	09/06/24	9,405	9,264	9,305	2.97
First Lien Secured Delayed Draw Loan(17)	L+ 6.00% (1.00% Floor)	7.90%	09/06/19	09/06/24	4,662	4,616	4,612	1.47
Lift Brands, Inc. First Lien Secured Term Loan	L+ 7.50% (1.00% Floor)	9.44% (0.50% PIK)	04/16/18	04/16/23	10,532	10,387	10,038	3.21
First Lien Secured Revolving Loan(7)	P+ 6.00% (2.76% Floor)	10.75%	04/16/18	04/16/23	158	156	131	0.04
					24,757	24,423	24,086	7.69
Office Services & Supplies
Empire Office, Inc. First Lien Secured Term Loan	L+ 6.75% (1.50% Floor)	8.55%	04/12/19	04/12/24	12,224	12,015	12,029	3.84
Other Diversified Financial Services
Sigue Corporation Second Lien Secured Term Loan(4)	L+ 12.00% (1.00% Floor)	13.94%	12/27/13	05/01/20	24,904	24,905	24,655	7.88
Packaged Foods & Meats
Lenny & Larry’s, LLC First Lien Secured Term Loan(18)	L+ 7.97% (1.00% Floor)	9.71% (1.18% PIK)	05/15/18	05/15/23	12,293	12,128	11,924	3.81
See notes to consolidated financial statements

Whitehorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Research & Consulting Services
Nelson Worldwide, LLC First Lien Secured Term Loan	L+ 9.25% (1.00% Floor)	11.23%	01/09/18	01/09/23	13,603	$13,397	$13,263	4.24%
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.44%	11/25/19	11/25/24	15,750	15,441	15,441	4.93
					29,353	28,838	28,704	9.17
Restaurants
LS GFG Holdings Inc. First Lien Secured Term Loan	L+ 6.00% (0.00% Floor)	7.80%	11/30/18	11/19/25	10,237	9,977	9,717	3.10
Specialized Consumer Services
True Blue Car Wash, LLC First Lien Secured Term Loan	L+ 8.12% (1.00% Floor)	9.91%	10/17/19	10/17/24	4,461	4,375	4,375	1.40
First Lien Secured Revolving Loan(7)	L+ 8.12% (1.00% Floor)	9.91%	10/17/19	10/17/24	—	—	(20)	(0.01)
					4,461	4,375	4,355	1.39
Specialty Chemicals
Flexitallic Group SAS First Lien Secured Term Loan	L+ 6.50% (1.00% Floor)	8.44%	10/28/19	10/29/26	11,750	11,461	11,463	3.66
Specialized Finance
Golden Pear Funding Assetco, LLC(5) Second Lien Secured Term Loan	L+ 10.50% (1.00% Floor)	12.19%	09/20/18	03/20/24	17,500	17,232	17,500	5.59
Oasis Legal Finance, LLC(5) Second Lien Secured Term Loan	L+ 10.75% (1.00% Floor)	12.44%	09/09/16	03/09/22	20,000	19,841	20,000	6.39
WHF STRS Ohio Senior Loan Fund LLC Subordinated Note(4)(5)(7)(14)(15)	L+ 6.50%	8.16%	07/19/19	NA	26,344	26,344	26,344	8.42
					63,844	63,417	63,844	20.40
Systems Software
Vero Parent, Inc. First Lien Secured Term Loan	L+ 6.00% (1.00% Floor)	7.91%	11/06/19	08/16/24	20,000	18,014	19,025	6.08
Trading Companies & Distributors
Vessco Holdings, LLC First Lien Secured Term Loan	L+ 6.50% (1.50% Floor)	8.41%	08/22/19	08/22/24	19,067	18,713	18,696	5.97
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC First Lien Secured Term Loan	L+ 8.25% (1.00% Floor)	10.18%	05/04/18	05/04/23	23,566	23,112	23,566	7.53%
Total Debt Investments					591,199	575,686	566,374	180.94
Equity Investments
Advertising
Fluent, Inc. (f/k/a Cogint, Inc.)(4)(9)	N/A	N/A	11/28/17	N/A	187	560	467	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	276	0.09
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	149	—	48	0.02
Health Care Services
Lab Logistics Preferred Units	N/A	N/A	10/29/19	N/A	2	857	857	0.27
PMA Holdco, LLC Warrants(4)	N/A	N/A	06/28/18	06/28/28	8	—	461	0.15
					10	857	1,318	0.42

See notes to consolidated financial statements

Whitehorse Finance, Inc.
Consolidated Schedule of Investments — (Continued)
December 31, 2019
(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	$—	$—	—%
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,721	1.19
					165	2,890	3,721	1.19
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	06/10/14	08/31/22	10,000	10,029	9,651	3.08
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	6,586	6,586	6,949	2.22
Trading Companies & Distributors
Vessco Holdings, LLC(4)	N/A	N/A	08/22/19	N/A	489	800	800	0.26
Trucking
Europcar Mobility Group(5)	N/A	N/A	10/31/19	12/31/22	—	—	84	0.03
Total Equity Investments					17,903	22,039	23,314	7.46
Total Investments					609,102	$597,725	$589,688	188.40%

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

(19)
In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 4.95% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)
NOTE 1 — ORGANIZATION
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
December 31, 2020
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
Investments are measured at fair value as determined in good faith by the Investment Adviser’s investment committee(the “Investment Committee”), generally on a quarterly basis, and such valuations are reviewed by the audit committee of the board of directors and ultimately approved by the board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date. Any changes to the valuation methodology are reviewed by management and the Company’s board of directors to confirm that the changes are justified. The Company continues to review and refine its valuation procedures in response to market changes.
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
December 31, 2020
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
December 31, 2020
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
The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold, are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2020 and December 31, 2019.
Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2020 or December 31, 2019. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2017 remain subject to examination by the Internal Revenue Service.
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
Reclassifications:   Certain amounts in the consolidated financial statements for the year ended December 31, 2019 have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Recent Accounting Pronouncements:   In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of December 31, 2020, the guidance did not have a material impact on the consolidated financial statements.
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
The Company attempts to limit counterparty risk by only dealing with well-known counterparties. The Company utilizes forward foreign currency exchange contracts to protect itself against fluctuations in exchange rates. During the year ended December 31, 2020, the Company recognized realized losses of $25 and unrealized gains of $0 in the statement of operations relating to forward currency exchange contracts held during the year. The Company may choose to renew contracts quarterly unless otherwise settled by the Company or the counterparty. There were no open contracts at December 31, 2020.
Realized gain (loss) on forward currency contracts recognized in income
Risk exposure category	For the yearended December 31, 2020	For the year ended December 31, 2019
Foreign exchange	$(25)	$—
Change in unrealized appreciation (depreciation) on forward currency contracts recognized in income
Risk exposure category	For the year ended December 31, 2020	For the year ended December 31, 2019
Foreign exchange	$—	$—

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS
Investments consisted of the following:
	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
First lien secured loans	$588,260	$588,580	$486,340	$477,875
Second lien secured loans	29,371	27,596	63,002	62,155
Subordinated Note to STRS JV	41,073	41,073	26,344	26,344
Equity (excluding STRS JV)	26,457	23,319	15,453	16,365
Equity in STRS JV	10,268	10,167	6,586	6,949
Total	$695,429	$690,735	$597,725	$589,688

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

The following table shows the portfolio composition by industry(1) grouping at fair value:
	December 31, 2020		December 31, 2019
Advertising	$15,159	2.37%	$9,804	1.76%
Agricultural & Farm Machinery	9,201	1.44	10,073	1.81
Air Freight & Logistics	5,359	0.84	5,600	1.01
Application Software	28,397	4.43	5,395	0.97
Automotive Retail	22,139	3.46	24,890	4.47
Broadcasting	4,844	0.76	12,396	2.23
Building Products	19,751	3.09	—	—
Cable & Satellite	14,250	2.23	14,250	2.56
Communications Equipment	15,770	2.47	4,857	0.87
Construction & Engineering	26,229	4.09	—	—
Construction Material	7,840	1.23	—	—
Consumer Finance	9,682	1.51	—	—
Data Processing & Outsourced Services	36,861	5.76	40,699	7.32
Department Stores	13,272	2.08	13,544	2.43
Distributors	4,158	0.65	5,594	1.01
Diversified Chemicals	8,834	1.38	8,733	1.57
Diversified Support Services	20,241	3.17	17,636	3.17
Education Services	13,612	2.13	11,519	2.07
Environmental & Facilities Services	—	—	6,329	1.14
Food Retail	21,822	3.41	7,668	1.38
Health Care Facilities	15,188	2.37	14,760	2.65
Health Care Services	39,600	6.19	27,010	4.85
Home Furnishings	4,019	0.63	5,040	0.91
Human Resource & Employment Services	—	—	12,354	2.22
Interactive Media & Services	12,594	1.97	12,673	2.28
Internet & Direct Marketing Retail	36,556	5.72	18,424	3.31
Investment Banking & Brokerage	20,046	3.14	22,935	4.12
IT Consulting & Other Services	15,665	2.45	4,236	0.76
Leisure Facilities	20,745	3.24	24,086	4.33
Office Services & Supplies	10,489	1.64	12,029	2.16
Other Diversified Financial Services	3,498	0.55	28,376	5.10
Packaged Foods & Meats	10,811	1.69	11,924	2.14
Personal Products	11,270	1.76	—	—
Property & Casualty Insurance	6,115	0.96	—	—
Research & Consulting Services	32,631	5.10	28,704	5.16
Restaurants	9,779	1.53	9,717	1.75
Specialized Consumer Services	6,363	1.00	4,355	0.78
Specialized Finance	32,707	5.11	47,151	8.47
Specialty Chemicals	10,818	1.69	11,463	2.06
Systems Software	7,074	1.11	19,025	3.42
Technology Hardware, Storage & Peripherals	36,106	5.65	23,566	4.24
Trading Companies & Distributors	—	—	19,496	3.50
Trucking	—	—	84	0.02
Total	$639,495	100.00%	$556,395	100.00%

(1)
Excludes investments in STRS JV.

As of December 31, 2020 and 2019, the portfolio companies underlying the Company’s investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd. (which are located in Canada). As of December 31, 2019, the portfolio companies underlying

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

the Company’s investments are all located in the United States and its territories except for Arcole Acquisition Corp (which is located in Canada). As of December 31, 2020, and 2019, the weighted average remaining term of the Company’s debt investments was approximately 3.6 years and 3.4 years, respectively.
As of December 31, 2020 and 2019, the total fair value of non-accrual loans was $11,620 and $7,668, respectively.
An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement).The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2020:
Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2020
Non-controlled affiliates
Arcole Holding Corp Shares	Equity	$114	$—	$6,944	$—	$—	$(496)	$6,448
NMFC Senior Loan
Program I LLC Units	Equity	1,069	9,651	—	—	—	(382)	9,269
Total Non-controlled
affiliates		$1,183	$9,651	$6,944	$—	$—	$(878)	$15,717
Affiliated Person(1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Ending Fair Value at December 31, 2020
Controlled affiliates WHF STRS Ohio Senior Loan Fund LLC*	Subordinate Note	$2,595	$26,344	$14,729	$—	$—	$—	$41,073
WHF STRS Ohio Senior Loan Fund LLC*.	Equity	1,761	6,949	3,682	—	—	(464)	10,167
Total Controlled affiliates		$4,356	33,293	$18,411	$—	$—	$(464)	$51,240

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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

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
In July 2019, STRS JV formally launched operations. As of December 31, 2020 and 2019, STRS JV had total assets of $181,382 and $99,538, respectively. STRS JV’s portfolio consisted of debt investments in 20 and 10 portfolio companies as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $14,593 and $14,731, respectively. As of December 31, 2020 and 2019, the five largest investments in portfolio companies by fair value in STRS JV totaled $60,252 and $57,819, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of December 31, 2020 and 2019, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $10,268 and $6,586 and advances of the subordinated notes of $41,073 and $26,344 as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 were unfunded, respectively. As of December 31, 2019, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $8,414 and $33,656 were unfunded, respectively.
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
On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). As of December 31, 2020, the STRS JV Credit Facility had $125,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of December 31, 2020 and 2019, STRS JV had $95.7 and $44.6 million of outstanding borrowings under the STRS JV Credit Facility. At December 31, 2020 and 2019, the effective interest rate on the STRS JV Credit Facility was 2.82% and 4.42% per annum, respectively.
Below is a listing of STRS JV’s individual investments as of December 31, 2020:
Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	8,753	$8,620	$8,710
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	545	537	546
	(1.00% Floor)				9,298	9,157	9,256

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%	11/09/20	11/24/25	10,079	$9,883	$9,882
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	11/09/20	11/05/25	332	325	325
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	10/09/20	09/30/25	9,689	9,478	9,543
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	4
	(1.00% Floor)				20,100	19,686	19,754
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	6,483	6,482	6,389
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	6,713	6,711	6,610
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%	12/31/19	09/01/22	—	—	(13)
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%	11/24/20	08/20/25	7,000	6,829	6,829
	(1.00% Floor)
					20,196	20,022	19,815
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan(7)	L+ 6.24%	7.25%	01/22/20	12/19/24	14,466	10,894	11,133
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.24%	7.25%	01/22/20	12/19/24	—	—	(3)
	(1.00% Floor)				14,466	10,894	11,130
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	11,649	11,490	9,470
	(1.00% Floor)	(3.50% PIK)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	935	922	760
	(1.00% Floor)	(3.50% PIK)			12,584	12,412	10,230

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	11/24/25	6,259	$6,155	$6,239
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	9
	(1.00% Floor)				6,259	6,155	6,248
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,549	11,405	11,549
	(1.50% Floor)				11,549	11,405	11,549
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,269	7,154	7,088
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%	07/19/19	06/28/26	2,870	2,825	2,798
	(1.00% Floor)				10,139	9,979	9,886
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/05/19	11/05/24	7,838	7,718	7,838
	(1.00% Floor)				7,838	7,718	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	13,577	13,373	13,501
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	—	—	10
	(1.00% Floor)				13,577	13,373	13,511
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	8,194	8,059	8,194
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	2,882	2,859	2,882
	(1.00% Floor)				11,076	10,918	11,076
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.00%	02/18/20	01/29/25	3,057	3,007	3,057
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,728	7,606	7,265
	(1.00% Floor)

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Stella & Chewy's
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/29/20	12/16/25	5,312	$5,206	$5,206
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.50%	7.50%	12/29/20	12/16/25	—	—	—
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.75%	03/20/20	02/28/25	9,234	9,137	9,049
	(1.50% Floor)	(1.00% PIK)			25,331	24,956	24,577
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	4,828	4,734	4,345
	(1.00% Floor)	(0.50% PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	—	—	(113)
	(1.00% Floor)				4,828	4,734	4,232
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/01/24	8,110	8,001	8,110
	(1.00% Floor)				8,110	8,001	8,110
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	7,435	7,306	7,334
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	6
	(1.50% Floor)				7,435	7,306	7,340
Total Investments					182,786	$176,716	$174,552

(1)
Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)
The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly orsemiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31,2020. The CDOR was 0.5% as of December 31, 2020.

(3)
The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate,as the case may be.

(4)
Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,030% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)
The fair value of each investment was determined using significant unobservable inputs.

(6)
The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

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
Insurance Brokers

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

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

As of December 31, 2020, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $10.9 and $8.6 million under undrawn revolvers as of December 31, 2020 and 2019.
Below is certain summarized financial information for STRS JV as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and for the period July 19, 2019 (commencement of operations) through December 31, 2019 (dollars in thousands):

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 4 — INVESTMENTS — (continued)

Selected Balance Sheet Information	December 31, 2020	December 31, 2019
Assets:
Investments, at fair value (amortized cost of $176,716 and $96,910, respectively)	$174,552	$97,260
Cash and cash equivalents	5,947	1,552
Other assets	883	726
Total assets	$181,382	$99,538
Liabilities:
Credit facility	$94,260	$42,773
Note payable to members	68,456	43,907
Interest payable on credit facility	189	179
Interest payable on notes to members	1,136	850
Other liabilities	396	248
Total liabilities	164,437	87,957
Members’ equity	16,945	11,581
Total liabilities and members’ equity	$181,382	$99,538
Selected Statement of Operations Information	For the year ended December 31, 2020	For the period July 19, 2019 (commencement of operations) through December31, 2019
Interest income	$13,316	$2,936
Total investment income	$13,316	$2,936
Interest expense on credit facility	3,256	1,042
Interest expense on notes to members	4,465	1,422
Administrative fee	308	65
Other expenses	317	164
Total expenses	$8,346	$2,693
Net investment income	4,970	243
Net realized gains (losses) on investments	(10)	12
Net change in unrealized appreciation (depreciation) on investments	(2,799)	350
Net increase in net assets resulting from operations	$2,161	$605
NOTE 5 — FAIR VALUE MEASUREMENTS
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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — FAIR VALUE MEASUREMENTS — (continued)

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
A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the years ended December 31, 2020 and 2019, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets into or out of Level 3.
Fair value for each investment is derived using a combination of valuation methodologies that, in the judgment of the Investment Committee are most relevant to such investment, including, without limitation, being based on one or more of the following: (i) market prices obtained from market makers for which the Investment Committee has deemed there to be enough breadth (number of quotes) and depth (firm bids) to be indicative of fair value, (ii) the price paid or realized in a completed transaction or binding offer received in an arms’-length transaction, (iii) a discounted cash flow analysis, (iv) the guideline public company method, (v) the similar transaction method or (vi) the option pricing method.
The following table presents investments (as shown on the consolidated schedule of investments) that have been measured at fair value as of December 31, 2020:
	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$589,717	$589,717
Second lien secured loans	—	—	27,059	27,059
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	22,719	22,719
Equity in STRS JV(1)	—	—	—	10,167
Total investments	$—	$—	$680,568	690,735

(1)
The Company’s equity investment in STRS JV is measured using the NAV per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents investments (as shown on the consolidated schedule of investments) that have been measured at fair value as of December 31, 2019:

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — FAIR VALUE MEASUREMENTS — (continued)

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$477,875	$477,875
Second lien secured loans	—	—	62,155	62,155
Subordinated Note to STRS JV	—	—	26,344	26,344
Equity (excluding STRS JV)	467	—	15,898	16,365
Equity in STRS JV(1)	—	—	—	6,949
Total investments	$467	$—	$582,272	$589,688
The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2020:
	First Lien Secured Loans	Second Lien Secured Loans	Subordinated Unsecured Loans	Subordinated Notes to STRS JV	Equity	Total Investments
Fair value, beginning of period	$477,875	$62,155	—	$26,344	$15,898	$582,272
Funding of investments	298,856	850	291	14,729	2,732	317,458
Non-cash interest income	1,170	40	—	—		1,210
Accretion of discount	3,055	247	—	—	132	3,434
Proceeds from paydowns and sales	(188,017)	(39,187)	(291)	—	(3,989)	(231,484)
Conversions	(14,111)	4,419	—	—	9,692	—
Realized gains	965	—	—	—	2,997	3,962
Net unrealized (depreciation) appreciation	8,787	(928)	—	—	(4,143)	3,716
Fair value, end of period	$588,580	$27,596	—	$41,073	$23,319	$680,568
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2020	$8,627	$(926)	$—	$—	$(4,059)	$3,642

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — FAIR VALUE MEASUREMENTS — (continued)

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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — FAIR VALUE MEASUREMENTS — (continued)

Quantitative Information about Level 3 fair value measurements is as follows:
Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$391,704	Discounted cash flows	Discount rate	7.2% – 16.6% (9.7)%
			Exit EBITDA multiple	3.0x – 15.0x (7.5x)
	11,774	Guideline public companies	LTM EBITDA multiple	6.3x
	142,031	Recent transaction	Transaction price	97.0 – 99.0 (97.9)
	20,870	Discounted cash flows, recent transaction, guideline public companies and consensus market pricing	Discount rate	7.1% – 16.5% (9.6)%
			Market pricing	100.2 – 100.6 (100.4)
			Transaction price	100.0
			Exit EBITDA multiple	7.0x – 12.0x (9.3x)
	22,201	Other (asset coverage and expected repayment)	—	—
	$588,580
Second lien secured loans	$15,096	Discounted cash flows	Discount rate	12.1% – 20.9% (14.9)%
			Exit EBITDA multiple	6.5x
	12,500	Other (expected repayment)	—	—
	$27,596
Subordinated Note to STRS JV	$41,073	Enterprise value	—	—
	$41,073
Preferred Equity	$857	Similar transactions	LTM EBITDA multiple	8.0x
	600	Recent transaction	Transaction price	$1.0/s
	$1,457
Common Equity	$10,816	Discounted cash flows	Discount rate	12.5% – 19.8% (13.5)%
			Exit EBITDA Multiple	6.7x – 8.6x (7.1x)
			Discount for lack of marketability	2.0% – 15.0% (3.8)%
	6,448	Discounted cash flows and Guideline public companies	Discount rate	15.5%
			Exit EBITDA Multiple	8.0x
			Discount for lack of marketability	10.0%
	14	Similar transactions	Exit EBITDA Multiple	6.0x
			Discount for lack of marketability	15.0%
	496	Recent transaction	Transaction price	$1.0/s
	$17,774
Warrant	$3,612	Discounted cash flows and	Discount rate	19.1% – 24.7% (24.5)%
		Option-pricing method	Exit EBITDA multiple	5.5x – 8.6x (5.6x)
			Volatility	3.0% – 7.8% (3.2)%
			Discount for lack of marketability	10.0% – 15.0% (10.2)%
	476	Recent transaction	Transaction price	$1.0/s
	$4,088
Total Level 3 Investments	$680,568

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — FAIR VALUE MEASUREMENTS — (continued)

Investment Type	Fair Value at December 31, 2019	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$204,908	Discounted cash flows	Discount rate	8.8% – 20.0% (10.9)%
			Exit multiple	4.8x – 9.0x (7.3x)
	525	Asset coverage and Recent transaction	Transaction price	100.0
	184,636	Discounted cash flows and consensus market pricing or recent transaction	Discount rate	6.2% – 11.2% (9.1)%
			Market quotes or transaction price	97.1 – 99.7 (98.2)
			Exit multiple	7.0x – 10.0x (8.2x)
	22,429	Guideline public companies	Exit multiple	4.0x – 5.0x (4.6x)
	5,405	Expected repayment	Repayment price	100.0
	59,972	Consensus market pricing or recent transaction	Market quotes or transaction price	95.1 – 98.0 (96.6)
	$477,875
Second lien secured loans	$62,155	Discounted cash flows	Discount rate	12.0% – 18.5% (14.9)%
			Exit multiple	6.0x
	$62,155
Subordinated Note to STRS JV	$26,344	Enterprise value	—	—
	$26,344
Preferred Equity	$1,133	Similar transactions	Transaction multiple	9.4x – 9.5x (9.5x)
	$1,133
Common Equity	$9,650	Discounted cash flows	Discount rate	9.1%
			Discount for lack of marketability	2.0%
	849	Similar transactions	Transaction multiple	6.0x – 6.8x (6.8x)
	$10,499
Warrant	$4,182	Discounted cash flows and	Discount rate	23.0% – 30.0% (23.8)%
		Option-pricing method	Exit multiple	5.5x – 8.0x (5.8x)
			Volatility	1.3% – 2.2% (2.1)%
			Discount for lack of marketability	10.0% – 13.0% (10.3)%
	$4,182
Earnout and Holdback	$84	Discounted cash flows	Discount rate	1.6%
	$84
Total Level 3 Investments	$582,272
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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 5 — FAIR VALUE MEASUREMENTS — (continued)

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
The following table presents the amortized cost and fair values of the Company’s borrowings as of December 31, 2020 and 2019. The amortized cost disclosed below excludes debt issuance costs. The fair values of the credit facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “2023 Private Notes”), the 5.375% private notes due 2025 (the “2025 Private Notes”) the 5.375% private notes due 2026 (the “2026 Private Notes”) and the 5.625% private notes due 2027 (the “2027 Private Notes”) were estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Public Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.
		December 31, 2020		December 31, 2019
	Fair Value Level	Amortized Cost	Fair Value	Amortized Cost	Fair Value
JPM Credit Facility	3	$265,246	$272,570	$238,917	$243,435
2023 Private Notes	3	30,000	32,389	30,000	31,558
2025 Private Notes	3	40,000	41,110	—	—
2026 Private Notes	3	10,000	10,260	—	—
2027 Private Notes	3	10,000	10,324	—	—
2025 Public Notes	2	35,000	36,000	35,000	36,722
		$390,246	$402,653	$303,917	$311,715
NOTE 6 — BORROWINGS
Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 6 — BORROWINGS — (continued)

Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2020, the Company’s asset coverage for borrowed amounts was 180.2%.
Total borrowings outstanding and available as of December 31, 2020, was as follows:
	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$265,246	$19,754
2023 Private Notes	2023	6.0%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.5%	35,000	—
Total debt			390,246	$19,754
Debt issuance cost			(5,366)
Total debt net issuance cost			$384,880
Total borrowings outstanding and available as of December 31, 2019, was as follows:
	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$238,917	$11,083
2023 Private Notes	2023	6.0%	30,000	—
2025 Public Notes	2025	6.5%	35,000	—
Total debt			303,917	$11,083
Debt issuance cost			(4,993)
Total debt net issuance cost			$298,924
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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 6 — BORROWINGS — (continued)

increments of at least $35 million (the “Commitment”); (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.
On December 21, 2020, the terms of the Credit Facility were again amended and restated to, among other things, (i) increases the minimum funding amount from $175 million to $200 million, (ii) increases the size of the facility from $250 million to $285 million and retains an accordion feature which allows for the expansion of the borrowing limit up to $350 million and (iii) provides for the implementation of certain changes relating to the transition away from the London Interbank Offered Rate in the market.
The Credit Facility bears interest at LIBOR plus 2.50% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Through May 19, 2019, the required minimum outstanding borrowings was $115,000 and then was increased to $135,000 until August 20, 2019. Between August 20, 2019 and November 22, 2019, the required minimum outstanding borrowings was $155,000. Between November 22, 2019 and December 21, 2020 the required minimum outstanding borrowings was $175,000. Subsequent to December 21, 2020 the minimum borrowing requirement is $200,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $601,144 as of December 31, 2020 as collateral. The Credit Facility has a final maturity date of November 22, 2024.
Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2020, the Company had $265,246 in outstanding borrowings and $19,754 undrawn under the Credit Facility. Weighted average outstanding borrowings were $212,865 at a weighted average interest rate of 3.32% for year ended December 31, 2020. At December 31, 2020, the interest rate in effect was 2.73%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At December 31, 2020, approximately $19,754 was available to be drawn by the Company based on these requirements.
2023 Private Notes:   On July 13, 2018, the Company entered into an agreement (the “2023 Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the 2023 Private Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 2023 Private Notes cease to have an investment grade rating. The 2023 Private Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The 2023 Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018. The Company used the net proceeds from this offering, together with cash on hand, to redeem existing debt.
2025 Private Notes:   On October 20, 2020, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $40,000 in aggregate principal amount of unsecured notes (the “2025 Private Notes”) to qualified institutional investors in a private placement. The 2025 Private Notes have a fixed interest rate of 5.375% and are due on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2025 Private Notes is due semiannually. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 2025 Private Notes cease to have an investment

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 6 — BORROWINGS — (continued)

grade rating. In addition, the Company is obligated to offer to repay the 2025 Private Notes at par if certain change in control events occur. The 2025 Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.
2026 Private Notes:   On December 4, 2020, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) governing the issuance of $10,000 in aggregate principal amount of unsecured notes (the “2026 Private Notes”) to qualified institutional investors in a private placement. The 2026 Private Notes have a fixed interest rate of 5.375% and are due on December 4, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2026 Private Notes is due semiannually. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 2026 Private Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 2026 Private Notes at par if certain change in control events occur. The 2026 Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.
2027 Private Notes:   On December 4, 2020, the Company entered into a Note Purchase Agreement (the “2027 Note Purchase Agreement”) governing the issuance of $10,000 in aggregate principal amount of unsecured notes (the “2027 Private Notes”) to qualified institutional investors in a private placement. The 2027 Private Notes have a fixed interest rate of 5.625% and are due on December 4, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 2027 Private Notes is due semiannually. This interest rate is subject to increase (up to 6.625%) in the event that, subject to certain exceptions, the 2027 Private Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 2027 Private Notes at par if certain change in control events occur. The 2027 Private Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.
2025 Public Notes:   On November 13, 2018, the Company completed a public offering of $35,000 of aggregate principal amount of 2025 Public Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Interest on the 2025 Public Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at an annual rate of 6.50%. The 2025 Public Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after November 30, 2021. The 2025 Public Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank equally in right of payment with the Company’s other outstanding and future unsecured, unsubordinated indebtedness, including the 2023 and 2025 Private Notes. The 2025 Public Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFBZ.”
NOTE 7 — RELATED PARTY TRANSACTIONS
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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 7 — RELATED PARTY TRANSACTIONS — (continued)

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
During the years ended December 31, 2020, 2019 and 2018, the Company incurred base management fees of $12,464, $10,903 and $10,241, net of fees waived, respectively. WhiteHorse Advisers agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.
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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 7 — RELATED PARTY TRANSACTIONS — (continued)

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

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 7 — RELATED PARTY TRANSACTIONS — (continued)

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
In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the years ended December 31, 2020, 2019 and 2018, the Company recorded a net

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 7 — RELATED PARTY TRANSACTIONS — (continued)

Capital Gains Incentive Fee of $1,505, $(71) and $4,707, respectively, which are included in performance-based incentive fees in the consolidated statements of operations. As of December 31, 2020, and December 31, 2019, included in management fees payable on the consolidated statements of assets and liabilities were $2,132 and $626, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.
Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss subject to the Incentive Fee Cap and Deferral Mechanism. For example, if the Company receives Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, it will pay the applicable incentive fee even after incurring a loss in that quarter due to realized and unrealized capital losses. During the years ended December 31, 2020, 2019 and 2018, the Company incurred performance-based incentive fees of $7,619, $7,710, and $12,134 , respectively.
Administration Agreement:   Pursuant to the Administration Agreement, WhiteHorse Administration furnishes the Company with office facilities, equipment and clerical, bookkeeping and record keeping services to enable the Company to operate. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, the Company’s required administrative services, which include being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists the Company in determining and publishing its NAV, oversees the preparation and filing of its tax returns and the printing and dissemination of reports to its stockholders and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement equal an amount based upon the Company’s allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and the Company’s allocable portion of the cost of its chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides on the Company’s behalf managerial assistance to those portfolio companies to which the Company is required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that WhiteHorse Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.
Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.
During the years ended December 31, 2020, 2019 and 2018, the Company incurred allocated administrative service fees of $683, $646 and $684 , respectively.
Co-investments with Related Parties:   At December 31, 2020 and 2019, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $0, respectively.
At December 31, 2020 and 2019, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $3,191,269 and $2,241,494.
STRS JV:   For the year ended December 31, 2020 and 2019, the Company sold $98,781 and $87,408 of investments to STRS JV at fair value and recognized $7 and $35 of net realized losses, respectively.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Commitments:   In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its borrowers. These financial instruments include

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 8 — COMMITMENTS AND CONTINGENCIES — (continued)

commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statement of assets and liabilities. The Company attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.
The balance of unfunded commitments to extend credit was approximately $19.6 million and $8.8 as of December 31, 2020 and 2019, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of December 31, 2020 and 2019:

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 8 — COMMITMENTS AND CONTINGENCIES — (continued)

	Unfunded Commitment as of
	December 31, 2020	December 31, 2019
Revolving Loan Commitments:
BBQ Buyer, LLC	$823	$—
Claridge Products and Equipment, LLC	702	—
Comniscient Technologies LLC	341	—
Drew Foam Companies Inc	534	—
Epiphany Dermatology	438	—
Geo Logic Systems Ltd.	321	994
ImageOne Industries, LLC	408	—
Inspired Beauty Brands, Inc.	531	—
Ivy Rehab Holdings LLC	545	—
LHS Borrower, LLC	560	—
Lift Brands, Inc.	—	594
Newscycle Solutions, Inc.	120	36
PG Dental New Jersey Parent, LLC	1,166	—
Quest Events, LLC	—	—
RCKC Acquisitions LLC (dba KSM Consulting)	1,422	—
Road Safety Services, Inc.	875	—
TaxSlayer LLC	1,548	—
Telestream Holdings Corporation	1,324	—
WH Lessor Corp.	—	646
	11,658	2,270
Delayed Draw Loan Commitments:
Crown Brands LLC	—	850
Epiphany Dermatology	3,063	—
Ivy Rehab Holdings LLC	1,633	—
Lab Logistics, LLC	—	572
RCKC Acquisitions LLC (dba KSM Consulting)	3,200	—
Sklar Holdings, Inc.	—	3,039
True Blue Car Wash, LLC	—	2,031
	7,896	6,492
Total Unfunded Commitments	$19,554	$8,762
As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927  was unfunded, respectively. As of December 31, 2019, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $8,413 and $33,656 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 8 — COMMITMENTS AND CONTINGENCIES — (continued)

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
COVID-19 Developments: In addition, during the year ended December 31, 2020 and subsequent to December 31, 2020, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.
NOTE 9 — FINANCIAL HIGHLIGHTS
The following is a schedule of financial highlights:
	Years Ended December 31,
	2020	2019	2018	2017	2016
Per share data:(1)
Net asset value, beginning of period	$15.23	15.35	$13.98	$13.63	$13.33
Investment operations:
Net investment income	1.18	1.52	1.22	1.35	1.48
Net realized and unrealized (losses) gains on investments and foreign currency	0.37	(0.02)	1.57	0.42	0.24
Net increase in net assets resulting from operations	1.55	1.50	2.79	1.77	1.72
Distributions declared	(1.55)	(1.62)	(1.42)	(1.42)	(1.42)
Net asset value, end of period	$15.23	15.23	$15.35	$13.98	$13.63
Total return based on market value(2)	(0.66)%	9.72%	(5.22)%	10.27%	6.01%
Total return based on net asset value	10.36%	7.70%	18.66%	12.69%	12.64%
Net assets, end of period	$312,897	$312,955	$315,296	$286,952	$249,389
Per share market value at end of period	$13.61	$13.70	$12.72	$13.42	$12.17
Shares outstanding end of period	20,546,032	20,546,032	20,546,032	20,531,948	18,303,890
Ratios/Supplemental Data:
Ratio of expenses before incentive fees to average net assets(3)(4)	9.78%	8.88%	8.50%	8.12%	8.03%
Ratio of incentive fees to average net assets(3)	2.49%	2.43%	3.95%	2.42%	2.80%
Ratio of total expenses to average net assets(3)(4)	12.27%	11.31%	12.45%	10.54%	10.83%
Ratio of net investment income to average net assets(3)(4)	7.90%	9.83%	8.14%	9.66%	10.90%
Portfolio turnover ratio	35.86%	48.15%	57.74%	27.96%	29.38%

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 9 — FINANCIAL HIGHLIGHTS — (continued)

(1)
Calculated using the weighted average shares outstanding for the period.

(2)
Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)
During the year ended December 31, 2019, WhiteHorse Advisers irrevocably waived $397 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 9.00%, 2.41%, 11.41% and 9.73%, respectively, for the year ended December 31, 2019. During the year ended December 31, 2018, WhiteHorse Advisers irrevocably waived $270 of base management fees. Excluding these management fee waivers, the ratios to average net assets consisting of the ratio of expenses before incentive fees, ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 8.59%, 3.93%, 12.52% and 8.06%, respectively, for the year ended December 31, 2018. WhiteHorse Advisers did not waive any base management fees during the years ended December 31, 2020, 2017 and 2016.

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
The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:
	Years ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$31,685	$30,841	$57,301
Change in net unrealized (appreciation) depreciation on investments and foreign currency	(3,365)	(53)	433
Other book-to-tax differences	3,140	1,069	4,573
Taxable income before deductions for distributions	$31,460	$31,857	$62,307

WHITEHORSE FINANCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(in thousands, except share and per share data)

NOTE 10 — INCOME TAXES — (continued)

The tax character of distributions was as follows:
	Years ended December 31,
	2020		2019		2018
Ordinary income	$26,420	83.2%	$7,194	21.7%	$17,540	60.1%
Return of capital	—	—	—	—	—	—
Long-term capital gains	5,323	16.8	25,988	78.3%	11,625	39.9%
Total distributions	$31,743	100.0%	33,182	100.0%	$29,165	100.0%
The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to nondeductible federal taxes resulted in a net increase in accumulated undistributed net investment income and a net decrease in paid-in capital. During the year ended December 31, 2019, permanent differences primarily due to nondeductible federal taxes resulted in a net increase in accumulated undistributed net investment income and a net decrease in paid-in capital. These reclassifications had no net effect on net assets.
As of December 31, 2020, 2019 and 2018, the tax basis components of distributable earnings were as follows:
	December 31,
	2020	2019	2018
Ordinary income	$24,100	$24,548	$—
Accumulated capital and other losses	—	—	26,073
Net unrealized (depreciation) appreciation on investments and foreign currency	(11,226)	(12,358)	(12,355)
Distributions deferred	—	—	—
Total (accumulated deficit) distributable earnings – tax basis	$12,874	$12,190	$13,718
There were no late year ordinary losses for the fiscal years ended December 31, 2020, December 31, 2019 and December 31, 2018.
For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred for an unlimited period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2020 and 2019, the Company did not have any short-term or long-term capital loss carryforwards.
As of December 31, 2020, the cost of investments for U.S. federal income tax purposes was $701,493, resulting in net unrealized depreciation of $10,758. This is comprised of gross unrealized appreciation of $16,954 and gross unrealized depreciation of $27,712 on a tax basis. As of December 31, 2019, the cost of investments for U.S. federal income tax purposes was $601,862, resulting in net unrealized depreciation of $12,174. This is comprised of gross unrealized appreciation of $5,223 and gross unrealized depreciation of $17,397 on a tax basis.
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
December 31, 2020
(in thousands, except share and per share data)

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
	2020
	Q4	Q3	Q2	Q1
Total investment income	$16,845	$16,497	$13,823	$14,533
Net investment income after excise tax	6,883	5,929	5,240	6,102
Net realized and unrealized (losses) gains on investments and foreign currency	1,310	15,704	17,571	(27,058)
Net increase (decrease) in net assets resulting from operations	8,193	21,634	22,811	(20,956)
Earnings (loss) per share	0.40	1.06	1.11	(1.01)
Net asset value per share	$15.23	$15.31	$14.61	$13.86
	2019
	Q4	Q3	Q2	Q1
Total investment income	$17,411	$17,755	$15,984	$15,924
Net investment income after excise tax	7,702	8,655	7,226	7,611
Net realized and unrealized (losses) gains on investments and foreign currency	1,059	(1,800)	993	(606)
Net increase in net assets resulting from operations	8,761	6,855	8,219	7,005
Earnings per share	0.42	0.34	0.41	0.34
Net asset value per share	$15.23	$15.36	$15.38	$15.33
	2018
	Q4	Q3	Q2	Q1
Total investment income	$16,671	$15,318	$14,654	$16,605
Net investment income after excise tax	8,040	3,777(1)	4,607	8,578
Net realized and unrealized (losses) gains on investments	(3,106)	15,685	14,447	5,275
Net increase in net assets resulting from operations	4,934	19,462	19,054	13,853
Earnings per share	0.24	0.95	0.93	0.67
Net asset value per share	$15.35	$15.46	$14.87	$14.30

(1)
Includes $0.3 million of accelerated amortization of debt acquisition costs related to the redemption of the Company’s 2020 Notes on August 9, 2018.

NOTE 12 — SUBSEQUENT EVENTS
The Company has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.
Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2020 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
(c) Changes in Internal Control Over Financial Reporting
Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information

None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance

Directors
Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.
Name	Age	Position	Director Since	Expiration of Term
Interested Directors
John Bolduc	56	Chairman of the Board of Directors	2012	2021
Stuart Aronson	58	Chief Executive Officer and Director	2017	2023
Jay Carvell	55	Director	2012	2023
Independent Directors
Rick P. Frier	59	Director, Chairman of the Compensation Committee	2016	2023
Rick D. Puckett	67	Director, Chairman of the Audit Committee	2012	2021
G. Stacy Smith	52	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2015	2022
Kevin F. Burke	67	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2017	2022
The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors
John Bolduc:   Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $18 billion of capital across multiple investment funds. He has more than 25 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.
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
Independent Directors
Kevin F. Burke:   Mr. Burke has served as a director since 2017. He currently serves as an Independent Investment Professional to Churchill Asset Management LLC, a leading provider of senior and unitranche debt financing to middle market companies and as a consultant to Encina Private Credit, a non-bank specialty finance company. From February 2017 to February 2020, Mr. Burke served as a Senior Advisor to THL Credit Advisors LLC, an alternative credit investment manager for both direct lending and broadly syndicated investments through public and private vehicles. From January 2016 until December 2016, Mr. Burke served as Senior Managing Director of the loan syndication sales and trading department of Antares Capital, a company specializing in acquisition finance for private equity firms. Prior to this position, from April 2003 until December 2015, Mr. Burke was a Senior Managing Director of GE Capital, a leading provider of debt financing to the U.S. sponsor middle market. Mr. Burke received a Bachelor of Arts in History from Harvard University in 1976.
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
Rick D. Puckett:   Mr. Puckett has served as a director since 2012. Mr. Puckett currently serves as (i) a director of Pet Retail Brands, Inc., a private company, (ii) a director and chair of the Audit Committee of Driven Brands, Inc., a private company, and (iii) a director and chair of the Audit Committee of SPX Corporation, a public company in the heavy industrial equipment industry. He previously served on the Board of Advisors of Wake Forest University in Charlotte, North Carolina from 2012 to 2018 and also served on the Board of Blumenthal Performing Arts as chairman and director from February 2007 to 2017. From 2006 to 2017, Mr. Puckett held various positions at Snyder’s-Lance, Inc., including (i) Executive Vice President and Chief Financial Officer from January 2006 to December 2016, (ii) Chief Administrative Officer until December 2016, (iii) Treasurer from February 2006 through December 2016 and (iv) a consultant in 2017. Mr. Puckett has been retired from Snyder’s-Lance, Inc. since January 2018. From December 2005 to January 2006, Mr. Puckett served as Executive Vice President of United Natural Foods Inc. where he was responsible for the company’s finance, accounting and treasury functions. From 2003 to 2005, Mr. Puckett served as Chief Financial Officer and Treasurer of United Natural Foods Inc. From 1998 to 2002, Mr. Puckett was employed at Suntory Water Group Inc., where he held several executive positions, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning. Mr. Puckett is a Certified Public Accountant and holds an MBA in Finance from Gatton College of Business and Economics at the University of Kentucky and a BA in Accounting from the University of Kentucky.
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
Officers Who are Not Directors
Name	Age	Position
Joyson C. Thomas	39	Chief Financial Officer
Marco Collazos	45	Chief Compliance Officer
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
Corporate Governance
Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2020, our board of directors held four board of directors meetings, four audit committee meetings and three joint meetings of the compensation committee and the nominating and corporate governance committee. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourage directors to attend the annual meeting of stockholders.
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
Compensation Committee Interlocks and Insider Participation
The current members of the Compensation Committee are Messrs. Burke, Frier, Puckett and Smith. All members of the Compensation Committee are independent directors and none of the members is a present or past employee of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board.
Compensation Committee Report
Currently none of our executive officers are compensated by us and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices.
Compensation of Directors
Prior to October 30, 2020, the Independent Directors each received an annual fee of $57,000. They also received $3,500 for each full board of directors meeting attended, $1,500 for each meeting of the audit committee or the nominating and corporate governance committee attended, $750 for each meeting attended that is determined by the board of directors to constitute a “special purpose” board of directors meeting and not a full board of directors meeting. Post October 30, 2020, the Independent Directors will each receive an annual fee of $100,000.
The Independent Directors also receive reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee receives an annual fee of $10,000 and the chairman of each other committee of the board of directors receives an annual fee of $5,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.
The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2020. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

Name	Aggregate Fees Earned or Paid in Cash	Pension or Retirement Benefits Accrued as Part of Our Expenses(1)	Total Compensation from WhiteHorse Finance
Independent Directors
Kevin F. Burke	$92,625	—	$92,625
Rick P. Frier	92,625	—	92,625
Rick D. Puckett	97,625	—	97,625
G. Stacy Smith	92,625	—	92,625
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)
We do not have a profit-sharing or retirement plan, a stock or option plan or a non-equity incentive plan and directors do not receive any pension or retirement benefits.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans
No stock has been authorized for issuance under any equity compensation plan.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 25, 2021, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.
Name and Address	Type of Ownership	Shares Owned	Percentage
H.I.G. Bayside Loan Opportunity Fund IV, L.P.(1)	Beneficial	4,863,172	23.7%
Hamilton Lane Advisors, L.L.C.(2)	Beneficial	496,591	2.4%
Stuart Aronson(3)	Beneficial	36,000	*
John Bolduc(3)(4)	Beneficial	316,000	1.5%
Jay Carvell(3)	Beneficial	15,630	*
Sami Mnaymneh(5)(6)	Beneficial	5,228,376	25.4%
Anthony Tamer(5)(7)	Beneficial	5,214,888	25.4%
Kevin F. Burke(3)	Beneficial	7,530	*
Rick P. Frier(3)(9)	Beneficial	3,700	*
Rick D. Puckett(3)(8)	Beneficial	19,912	*
G. Stacy Smith(3)	Beneficial	3,700	*
Marco Collazos(3)	Beneficial	10,000	*
Joyson C. Thomas(3)	Beneficial	9,921	*
All officers and directors as a group (9 persons)	Beneficial	422,393	2.1%

*
Represents less than 1.0%.

(1)
The address of H.I.G. Bayside Loan Opportunity Fund IV, L.P., a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by H.I.G. Bayside Loan Opportunity Fund IV, L.P. reflects the fact it may be viewed as having investment power over 4,863,172 shares of our common stock indirectly owned of record by such entity, although voting rights to such securities have been passed through to the respective limited partners. H.I.G. Bayside Loan Opportunity Fund  IV, L.P. disclaims beneficial ownership of such shares of common stock, except to the extent of its pecuniary interests therein.
(2)
The address for Hamilton Lane Advisors, L.L.C. is One Presidential Blvd., 4th Floor, Bala Cynwyd, Pennsylvania 19004. The number of shares beneficially owned is based on a Schedule 13G filed by Hamilton Lane Advisors, L.L.C. on February 16, 2021, which Schedule 13G reflects sole voting power over 309,335 shares by Hamilton Lane Advisors, L.L.C. and shared voting power over 187,256 shares by Hamilton Lane Advisors, L.L.C.

(3)
The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

(4)
Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 158,854 shares of common stock owned by such entity. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P., except to the extent of his direct pecuniary interest therein.

(5)
Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of H.I.G. Bayside Loan Opportunity Fund IV, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 4,863,172 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.

(6)
Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 365,204 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.

(7)
Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 351,716 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.

(8)
Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 19,912 shares of common stock owned by such entity.

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
Item 14.
Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2020 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2021. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.
The following table sets forth Crowe LLP’s fees (dollars in thousands):
	Years ended December 31,
	2020	2019
Audit Fees	$400	$411
Audit-Related Fees	—	55
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$400	$466
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
“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2020 and 2019.
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

PART IV
Item 15.
Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:
(1)
Financial Statements — Refer to Item 8 starting on page 84.

(2)
Financial Statements Schedules — None.

3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2	Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d) (5) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
4.3	First Supplemental Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d)(6) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)
4.4	Form of 6.50% Notes due 2025 (incorporated herein by reference to Exhibit 4.2)
4.5	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2020)
10.1	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.2	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.3	Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5	Note Purchase Agreement, dated July 13, 2018, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 17, 2018)
10.6	Form of 6.00% Senior Notes due 2023 (included in Exhibit 10.5)
10.7	Amended and Restated Investment Advisory Agreement, dated November 1, 2018, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2018)
10.8	Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.9	Second Amendment to the Third Amended and Restated Loan Agreement, dated July 19, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, the financial providers thereto, and WhiteHorse Finance, Inc., as portfolio manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2019)
10.10	Fourth Amended and Restated Loan Agreement, dated November 22, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2019)
10.11	Note Purchase Agreement, dated October 20, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 21, 2020)
10.12	Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)
10.13	First Amendment to Fourth Amended and Restated Loan Agreement, dated December 21, 2020 by and among WhiteHorse Finance Credit I, LLC, as borrower, the Company, as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 28, 2020)
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2	Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
21.1*	List of Subsidiaries
23.1*	Consent of Crowe LLP
24	Power of attorney (included on the signature page hereto)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of Crowe LLP on Senior Securities Table.

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

Date: March 8, 2021
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
Signature	Title	Date
/s/ Stuart Aronson Stuart Aronson	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2021
/s/ Joyson C. Thomas Joyson C. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2021
/s/ John Bolduc John Bolduc	Chairman of the Board of Directors	March 8, 2021
/s/ Jay Carvell Jay Carvell	Director	March 8, 2021
/s/ Kevin F. Burke Kevin F. Burke	Director	March 8, 2021
/s/ Rick P. Frier Rick P. Frier	Director	March 8, 2021
/s/ Rick D. Puckett Rick D. Puckett	Director	March 8, 2021
/s/ G. Stacy Smith G. Stacy Smith	Director	March 8, 2021