Form 10-Q
period 2021-03-31
WhiteHorse Finance, Inc.
filed 2021-05-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 7, 2021 the Registrant had 20,598,344 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$546,264	$623,777
Non-controlled affiliate company investments	15,283	15,717
Controlled affiliate company investments	55,440	51,241
Total investments, at fair value (amortized cost $629,210 and $695,429, respectively)	616,987	690,735
Cash and cash equivalents	7,701	8,062
Restricted cash and cash equivalents	16,342	7,549
Restricted foreign currency (cost of $411 and $319, respectively)	431	333
Interest and dividend receivable	7,347	6,532
Amounts receivable on unsettled investment transactions	18,619	4,717
Escrow receivable	1,939	-
Receivable for common stock sold	8	-
Prepaid expenses and other receivables	1,132	1,061
Total assets	$670,506	$718,989

Liabilities
Debt	$334,507	$384,880
Distributions payable	7,307	7,294
Management fees payable	3,344	3,354
Incentive fees payable	6,493	6,117
Amounts payable on unsettled investment transactions	-	497
Interest payable	2,249	1,870
Accounts payable and accrued expenses	1,899	1,708
Unrealized depreciation on foreign currency forward contracts	1	-
Advances received from unfunded credit facilities	357	372
Total liabilities	356,157	406,092

Commitments and contingencies (See Note 8)

Net assets
Common stock, 20,583,835 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	21
Paid-in capital in excess of par	300,592	300,002
Accumulated earnings	13,736	12,874
Total net assets	314,349	312,897
Total liabilities and total net assets	$670,506	$718,989

Number of shares outstanding	20,583,835	20,546,032
Net asset value per share	$15.27	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
Investment income
From non-controlled/non-affiliate company investments
Interest income	$14,812	$13,140
Fee income	771	291
Dividend income	44	49
From non-controlled affiliate company investments
Dividend income	250	275
From controlled affiliate company investments
Interest income	719	625
Dividend income	1,374	153
Total investment income	17,970	14,533

Expenses
Interest expense	3,802	3,668
Base management fees	3,344	3,092
Performance-based incentive fees	2,042	441
Administrative service fees	171	171
General and administrative expenses	821	881
Total expenses	10,180	8,253
Net investment income before excise tax	7,790	6,280
Excise tax	190	178
Net investment income after excise tax	7,600	6,102

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	8,160	510
Non-controlled affiliate company investments	-	-
Foreign currency transactions	1	(3)
Foreign currency forward contracts	-	6
Net realized gains (losses)	8,161	513
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(6,975)	(22,196)
Non-controlled affiliate company investments	(434)	(2,001)
Controlled affiliate company investments	(120)	(3,953)
Translation of assets and liabilities in foreign currencies	(62)	580
Foreign currency forward contracts	(1)	(1)
Net change in unrealized appreciation (depreciation)	(7,592)	(27,571)
Net realized and unrealized losses on investments	569	(27,058)
Net increase (decrease) in net assets resulting from operations	$8,169	$(20,956)

Per Common Share Data
Basic and diluted earnings (loss) per common share	$0.40	$(1.01)
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	20,551,565	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

			Paid-in	Accumulated
			Capital in	Undistributed
	Common Stock		Excess of	(Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	6,102	6,102
Net realized gains (losses) on investments	-	-	-	513	513
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(27,571)	(27,571)
Distributions declared	-	-	-	(7,294)	(7,294)
Balance at March 31, 2020	20,546,032	$21	$300,744	$(16,060)	$284,705

Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with at-the-market offering	37,803	-	590	-	590
Net increase in net assets resulting from operations:
Net investment income after excise tax	-	-	-	7,600	7,600
Net realized gains (losses) on investments	-	-	-	8,161	8,161
Net change in unrealized appreciation (depreciation) on investments	-	-	-	(7,592)	(7,592)
Distributions declared	-	-	-	(7,307)	(7,307)
Balance at March 31, 2021	20,583,835	$21	$300,592	$13,736	$314,349

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,169	$(20,956)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(494)	(308)
Net realized gains on investments	(8,160)	(510)
Net unrealized (appreciation) depreciation on investments	7,529	28,150
Net unrealized appreciation on translation of assets and liabilities in foreign currencies	62	(580)
Net unrealized depreciation on foreign currency forward contracts	1	1
Accretion of discount	(2,561)	(684)
Amortization of deferred financing costs	329	256
Acquisition of investments	(72,388)	(27,640)
Proceeds from principal payments and sales of portfolio investments	125,200	17,847
Proceeds for sales of portfolio investments to STRS JV	24,623	15,717
Net changes in operating assets and liabilities:
Interest and dividend receivable	(815)	(330)
Escrow receivable	(1,939)	-
Prepaid expenses and other receivables	(71)	7,266
Amounts receivable on unsettled investment transactions	(13,902)	286
Amounts payable on unsettled investment transactions	(497)	28
Management fees payable	(9)	32
Incentive fees payable	375	(2,131)
Accounts payable and accrued expenses	191	(417)
Interest payable	379	(547)
Advances received from unfunded credit facilities	(15)	(10)
Net cash provided by operating activities	66,007	15,470

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	582	-
Borrowings	35,049	44,395
Repayments of debt	(85,801)	(52,045)
Deferred financing costs	(20)	-
Distributions paid to common stockholders, net of distributions reinvested	(7,294)	(7,294)
Net cash used in financing activities	(57,484)	(14,944)
Effect of exchange rate changes on cash	5	(7)
Net change in cash, cash equivalents and restricted cash	8,528	519
Cash, cash equivalents and restricted cash at beginning of period	15,946	27,546
Cash, cash equivalents and restricted cash at end of period	$24,474	$28,065

Supplemental disclosure of cash flow information:
Interest paid	$2,651	$3,995
Non-cash exchanges of investments	4,320	12,741

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	March 31,
	2021	2020
Cash and cash equivalents	$7,701	$16,452
Restricted cash and restricted foreign currency	16,773	11,613

Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$24,474	$28,065

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands)

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 7.50%	8.50%	08/21/20	10/11/24	7,724	$7,593	$7,724	2.46%
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	02/08/19	02/08/24	5,286	5,241	5,286	1.68
	(1.50% Floor)
Application Software
Connexity, Inc.
First Lien Secured Term Loan	L+ 8.50%	10.00%	05/21/20	05/21/25	10,794	10,486	10,794	3.43
	(1.50% Floor)
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	06/14/19	12/29/22	3,237	3,205	3,185	1.01
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.00%	8.00%	06/14/19	12/29/22	145	143	141	0.04
	(1.00% Floor)
TaxSlayer LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/31/20	12/31/26	6,796	6,666	6,666	2.12
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%	12/31/20	12/31/26	-	-	-	-
	(1.00% Floor)
					20,972	20,500	20,786	6.60
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	Base rate+ 7.99%	9.01%	02/26/18	02/23/23	16,007	15,870	15,650	4.98
	(1.00% Floor)
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/15/20	11/05/25	7,261	7,124	7,127	2.27
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	09/30/20	09/30/25	9,689	9,493	9,550	3.04
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.75%	7.75%	09/30/20	09/30/25	131	128	131	0.04
	(1.00% Floor)				17,081	16,745	16,808	5.35
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan(15)	L+ 7.34%	8.34%	06/08/18	06/08/23	15,000	14,902	14,250	4.53
	(1.00% Floor)
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Delayed Draw Loan(7)	L+ 6.25%	7.25%	01/25/21	01/24/25	1,054	1,039	1,050	0.33
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	7.25%	02/22/21	09/01/23	-	-	1	-
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%	11/20/20	08/20/25	6,983	6,821	6,918	2.20
	(1.00% Floor)
					8,037	7,860	7,969	2.53
Construction Materials
Claridge Products and Equipment, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/30/20	12/29/25	7,980	7,828	7,828	2.49
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%	12/30/20	12/29/25	-	-	-	-
	(1.00% Floor)				7,980	7,828	7,828	2.49
Consumer Finance
Maxitransfers Blocker Corp
First Lien Secured Term Loan	L+ 9.00%	10.00%	10/07/20	10/07/25	8,813	8,624	8,725	2.78
	(1.00% Floor)
First Lien Secured Revolving Loan(4)(7)	L+ 9.00%	10.00%	10/07/20	10/07/25	-	-	12	-
	(1.00% Floor)				8,813	8,624	8,737	2.78

Data Processing & Outsourced Services
Escalon Services Inc
First Lien Secured Term Loan	L+13.50%	14.50%	12/04/20	12/04/25	8,014	7,346	7,379	2.35
	(1.00% Floor)	(1.50%PIK)
FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	12/23/16	06/07/24	24,467	24,238	24,224	7.71
	(1.00% Floor)
Geo Logic Systems Ltd. (5)
First Lien Secured Term Loan(13)	C +6.50%	7.50%	12/19/19	12/19/24	6,666	5,009	5,198	1.65
	(1.00% Floor)
First Lien Secured Revolving Loan (7)(13)	C +6.50%	7.50%	12/19/19	12/19/24	-	-	(2)	-
	(1.00% Floor)				39,147	36,593	36,799	11.71
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/24/18	10/24/24	13,543	13,303	13,408	4.27
	(1.00% Floor)
Distributors
Crown Brands, LLC
Second Lien Secured Term Loan(19)	L+ 10.50%	12.00%	12/15/20	01/08/26	4,453	4,353	3,562	1.13
	(1.50% Floor)
Second Lien Secured Delayed Draw Loan(19)	L+ 10.50%	12.00%	12/15/20	01/08/26	661	660	528	0.17
	(1.50% Floor)				5,114	5,013	4,090	1.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands)

Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/13/19	05/13/23	7,473	$7,346	$7,473	2.38%
	(1.00% Floor)

Diversified Support Services
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%	10/16/18	10/16/23	13,263	13,105	13,263	4.22
	(1.50% Floor)
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/26/19	11/26/24	12,796	12,602	12,789	4.07
	(1.00% Floor)
Health Care Facilities
Epiphany Dermatology
First Lien Secured Term Loan	L+ 7.50%	8.50%	12/04/20	06/22/23	3,491	3,415	3,456	1.10
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.50%	8.50%	12/04/20	06/22/23	-	-	5	-
	(1.00% Floor)
First Lien Secured Delayed Draw Loan (7)	L+ 7.50%	8.50%	12/04/20	06/22/23	-	-	36	0.01
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A (8)	L+ 9.00%	9.22%	05/15/19	04/30/19	3,855	3,855	2,147	0.68

First Lien Secured Term Loan B(8)	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	7,526	2.39
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75%	02/01/13	07/31/18	1,028	1,024	-	-
		(2.00 %PIK)			21,885	21,805	13,170	4.18
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 8.50%	10.00%	06/14/19	06/14/24	7,374	7,284	7,374	2.35
	(1.50% Floor)
First Lien Secured Term Loan C	L+ 8.50%	10.00%	10/07/20	06/14/24	906	891	906	0.29
	(1.50% Floor)
DCA Investment Holding, LLC
First Lien Secured Term Loan	L+ 6.25%	7.00%	03/11/21	03/12/27	7,060	6,955	6,955	2.21
	(0.75% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.25%	L+ 7.00%	03/11/21	03/12/27	-	-	(13)	-
	(0.75% Floor)
Ivy Rehab Holdings LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	12/04/20	12/04/24	8,833	8,671	8,768	2.79
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 6.75%	7.75%	12/04/20	12/04/24	-	-	6	-
	(1.00% Floor)
First Lien Secured Delayed Draw Loan (7)	L+ 6.75%	7.75%	12/04/20	12/04/24	155	152	170	0.05
	(1.00% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 7.25%	8.25%	10/16/19	11/19/25	1,164	1,141	1,151	0.37
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.25%	8.25%	10/16/19	09/25/23	5,223	5,198	5,223	1.66
	(1.00% Floor)
PG Dental New Jersey Parent, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/25/20	11/25/25	16,130	15,792	15,830	5.04
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.75%	8.75%	11/25/20	11/25/25	-	-	3	-
	(1.00% Floor)				46,845	46,084	46,373	14.76
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75%	10.75%	10/26/18	07/13/22	5,243	5,111	4,672	1.49
	(1.00% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	10/02/19	10/02/24	17,561	17,285	17,461	5.55
	(1.00% Floor)
Internet & Direct Marketing Retail
BBQ Buyer, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	08/28/20	08/28/25	12,698	12,412	12,753	4.06
	(1.50% Floor)
Clarus Commerce, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	03/05/21	07/01/25	1,917	1,879	1,879	0.60
	(1.00% Floor)
Luxury Brand Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	12/04/20	06/04/26	5,985	5,872	5,926	1.89
	(1.00% Floor)
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.75%	07/03/19	07/03/24	18,270	18,003	18,271	5.81
	(1.50% Floor)				38,870	38,166	38,829	12.36
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 7.75%	8.75%	02/28/19	02/28/24	13,381	13,303	13,381	4.26
	(1.00% Floor)
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.00%	01/10/17	01/10/23	4,004	3,977	4,004	1.27
	(1.00% Floor)	(1.00% PIK)
Core BTS, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	02/01/21	08/30/25	3,333	3,269	3,269	1.04
	(1.50% Floor)
First Lien Secured Delayed Draw Loan (7)	L+ 6.75%	8.25%	02/01/21	08/30/25	-	-	(16)	-
	(1.50% Floor)				7,337	7,246	7,257	2.31
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan (16)	L+ 8.48%	9.48%	09/06/19	09/06/24	9,651	9,502	8,878	2.82
	(1.00% Floor)	(1.00% PIK)
First Lien Secured Delayed Draw Loan(16)	L+ 8.11%	9.11%	09/06/19	09/06/24	4,750	4,704	4,370	1.39
	(1.00% Floor)	(1.00% PIK)
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)
First Lien Secured Term Loan A	L+ 7.50%	8.50%	06/29/20	06/29/25	5,659	5,585	5,572	1.77
	(1.00% Floor)
First Lien Secured Term Loan B	N/A	9.50%	06/29/20	06/29/25	1,191	1,167	1,160	0.37
		(9.50% PIK)
First Lien Secured Term Loan C (9)	N/A	9.50%	06/29/20	NA	1,268	1,265	1,264	0.40
		(9.50% PIK)			22,519	22,223	21,244	6.75

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands)

Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	04/12/19	04/12/24	10,577	$10,449	$10,341	3.29%
	(1.50% Floor)
Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan(17)	L+ 8.41%	9.41%	05/15/18	05/15/23	10,997	10,907	10,513	3.34
	(1.00% Floor)	(1.72%PIK)
Personal Products
Inspired Beauty Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	12/30/20	12/31/25	12,547	12,308	12,308	3.92
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.00%	8.00%	12/30/20	12/31/25	-	-	-	-
	(1.00% Floor)				12,547	12,308	12,308	3.92
Property & Casualty Insurance
Policy Services Company, LLC (5)
First Lien Secured Term Loan	L+ 6.00%	7.00%	03/06/20	05/31/24	6,224	5,990	6,100	1.94
	(1.00% Floor)
Research & Consulting Services
Comniscient Technologies LLC
First Lien Secured Term Loan	L+ 7.50%	8.50%	10/13/20	10/13/25	6,945	6,819	6,945	2.21
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.50%	8.50%	10/13/20	10/13/25	-	-	7	-
	(1.00% Floor)
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	10.25%	01/09/18	01/09/23	10,972	10,875	10,862	3.46
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	11/25/19	11/25/24	14,766	14,550	14,323	4.56
	(1.00% Floor)				32,683	32,244	32,137	10.23
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 8.00%	9.00%	11/30/18	11/19/25	10,879	10,147	10,227	3.25
	(1.00% Floor)	(2.00%PIK)
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 7.12%	8.12%	10/17/19	10/17/24	4,321	4,259	4,321	1.37
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 7.12%	8.12%	10/17/19	10/17/24	2,002	1,985	2,017	0.64
	(1.00% Floor)				6,323	6,244	6,338	2.01
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	11.50%	09/20/18	03/20/24	10,938	10,819	10,938	3.48
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14)	L+ 6.50%	6.61%	07/19/19	N/A	44,529	44,529	44,529	14.17
					55,467	55,348	55,467	17.65
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/28/19	10/29/26	11,603	11,370	10,802	3.44
	(1.00% Floor)
Systems Software
Arcstor Midco, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	03/16/21	03/16/27	19,500	19,113	19,112	6.08
	(1.00% Floor)

IDIG Parent LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	02/17/21	12/15/26	8,547	8,466	8,466	2.69
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.50%	7.50%	02/17/21	12/15/26	-	-	-	-
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 6.50%	7.50%	02/17/21	12/15/26	-	-	-	-
	(1.00% Floor)				28,047	27,579	27,578	8.77
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	05/04/18	05/04/23	22,010	21,745	22,010	7.00
	(1.00% Floor)
Telestream Holdings Corporation
First Lien Secured Term Loan	L+ 8.75%	9.75%	10/15/20	10/15/25	15,193	14,751	14,903	4.74
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 8.75%	9.75%	10/15/20	10/15/25	-	-	14	-
	(1.00% Floor)				37,203	36,496	36,927	11.74
Trading Companies & Distributors
LINC Systems, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	02/24/21	02/24/26	8,355	8,191	8,191	2.61
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 6.50%	7.50%	02/24/21	02/24/26	-	-	-	-
	(1.00% Floor)				8,355	8,191	8,191	261

Total Debt Investments					602,782	591,621	582,176	185.20

Equity Investments
Data Processing & Outsourced Services
Escalon Services Inc Warrants(4)	N/A	N/A	12/04/20	N/A	709	476	475	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	-	-
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	225	-	164	0.05
						317	164	0.05
Health Care Services
Lab Logistics Preferred Units (4)	N/A	N/A	10/29/19	N/A	2	857	857	0.27
Internet & Direct Marketing Retail
BBQ Buyer, LLC Shares(4)	N/A	N/A	08/28/20	N/A	1,100	1,100	2,200	0.70
Ross-Simons Topco, LP Preferred Units(4)	N/A	N/A	12/04/20	N/A	600	600	600	0.19
						1,700	2,800	0.89
Investment Banking & Brokerage
Arcole Holding Corp. Shares (4)(5)(6)(18)	N/A	N/A	10/01/20	N/A	-	6,944	5,713	1.82
IT Consulting & Other Services
Keras Holdings, LLC Shares(4)	N/A	N/A	12/31/20	N/A	496	496	496	0.16
Leisure Facilities
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Class A Common Stock(4)	N/A	N/A	06/29/20	N/A	2	1,955	237	0.08
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Warrants(4)	N/A	N/A	06/29/20	06/28/28	1	793	96	0.03
						2,748	333	0.11
Other Diversified Financial Services
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	-	-	-	-
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,492	1.11
						2,890	3,492	1.11
Specialized Finance
NMFC Senior Loan Program I LLC Units (4)(5)(6)	N/A	N/A	06/10/14	08/31/22	10,000	10,029	9,570	3.04
WHF STRS Ohio Senior Loan Fund LLC Interests (4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	11,132	11,132	10,911	3.47
						21,161	20,481	6.51

Total Equity Investments						37,589	34,811	11.07

Total Investments						$629,210	$616,987	196.27%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2021

(in thousands)

Forward Currency Contracts

	Currency to be		Currency to be		Unrealized	Unrealized
Counterparty	sold		purchased	Settlement date	appreciation ($)	depreciation ($)
Morgan Stanley	C$	105 CAD	$83 USD	04/28/2021	$-	$(1)
					$-	$(1)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 0.1%, 0.2% and 0.2%, respectively, as of March 31, 2021. The Prime was 3.25% as of March 31, 2021. The CDOR was 0.4% as of March 31, 2021.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 86% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2021. See Note 8.

(8)	The investment is on non-accrual status.

(9)	Security is perpetual with no defined maturity date.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 196% of the Company’s net assets or 92% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)	Principal amount is denominated in Canadian dollars.

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.

(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
North America
Debt Investments
Advertising
Fluent, LLC
First Lien Secured Term Loan	L+ 7.00%	7.50%	03/26/18	03/27/23	7,453	$7,453	$7,453	2.38%
	(0.50% Floor)
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 7.50%	8.50%	08/21/20	10/11/24	7,744	7,603	7,706	2.46
	(1.00% Floor)
					15,197	15,056	15,159	4.84
Agricultural & Farm Machinery
Bad Boy Mowers Acquisition, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	12/19/19	12/06/25	9,294	9,062	9,201	2.94
	(1.00% Floor)
Air Freight & Logistics
Access USA Shipping, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	02/08/19	02/08/24	5,359	5,309	5,359	1.71
	(1.50% Floor)
Application Software
Connexity, Inc.
First Lien Secured Term Loan	L+ 8.50%	10.00%	05/21/20	05/21/25	10,863	10,577	10,863	3.47
	(1.50% Floor)
Newscycle Solutions, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	06/14/19	12/29/22	3,245	3,209	3,194	1.02
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.00%	8.00%	06/14/19	12/29/22	181	179	177	0.06
	(1.00% Floor)
TaxSlayer LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/31/20	12/31/26	14,452	14,163	14,163	4.53
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%	12/31/20	12/31/26	—	—	—	—
	(1.00% Floor)
					28,741	28,128	28,397	9.08
Automotive Retail
Team Car Care Holdings, LLC
First Lien Secured Term Loan(12)	Base rate+ 8.00%	9.00%	02/26/18	02/23/23	16,168	16,011	15,820	5.06
	(1.00% Floor)
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	6.40%	11/15/19	11/18/24	6,319	6,121	6,319	2.02
	(0.00% Floor)
					22,487	22,132	22,139	7.08
Broadcasting
Alpha Media, LLC
First Lien Secured Term Loan	P+7.50%	10.75%	08/14/18	02/25/22	5,075	5,022	4,844	1.55
	(2.00% Floor)
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/15/20	11/24/25	10,078	9,878	9,879	3.16
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%	12/15/20	11/05/25	332	325	325	0.10
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	09/30/20	09/30/25	9,689	9,483	9,543	3.05
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 6.75%	7.75%	09/30/20	09/30/25	—	—	4	—
	(1.00% Floor)
					20,099	19,686	19,751	6.31

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

									Fair Value
									As A
	Spread					Principal/			Percentage
	Above	Interest		Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)		Date(10)	Date	Amount	Cost	Value(11)	Assets
Cable & Satellite
Bulk Midco, LLC
First Lien Secured Term Loan(15)	L+ 7.19%	8.19%		06/08/18	06/08/23	15,000	$14,890	$14,250	4.55%
	(1.00% Floor)
Communications Equipment
Ribbon Communications Operating
Company, Inc.
First Lien Secured Term Loan(5)	L+ 7.50%	7.65%		08/14/20	03/03/26	12,438	12,002	12,313	3.94%
	(0.00% Floor)
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	6.75%		03/15/19	04/29/24	3,462	3,393	3,457	1.10
	(0.00% Floor)
						15,900	15,395	15,770	5.04
Construction & Engineering
Atlas Intermediate Holdings LLC
First Lien Secured Term Loan	L+ 6.25%	7.25%		05/26/20	02/13/26	15,073	14,259	14,922	4.77
	(1.00% Floor)
Road Safety Services, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%		12/31/20	09/18/23	4,550	4,459	4,461	1.43
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	7.00%		12/31/20	09/18/23	—	—	17	0.01
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%		11/20/20	08/20/25	7,000	6,829	6,829	2.18
	(1.00% Floor)
						26,623	25,547	26,229	8.39
Construction Materials
Claridge Products and Equipment, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%		12/30/20	12/29/25	8,000	7,840	7,840	2.51
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%		12/30/20	12/29/25	—	—	—	—
	(1.00% Floor)
						8,000	7,840	7,840	2.51
Consumer Finance
Maxitransfers Blocker Corp
First Lien Secured Term Loan	L+ 9.00%	10.00%		10/07/20	10/07/25	8,869	8,668	8,668	2.77
	(1.00% Floor)
First Lien Secured Revolving Loan(4)	L+ 9.00%	10.00%		10/07/20	10/07/25	1,038	1,014	1,014	0.32
	(1.00% Floor)
						9,907	9,682	9,682	3.09
Data Processing & Outsourced Services
Escalon Services Inc
First Lien Secured Term Loan	P+12.50%	15.75%		12/04/20	12/04/25	8,000	7,295	7,763	2.48
	(0.75% Floor)	(1.50	%PIK)

FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%		12/23/16	06/07/24	24,467	24,225	23,460	7.50
	(1.00% Floor)	(0.50	%PIK)
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C +6.25%	7.25%		12/19/19	12/19/24	6,709	5,035	5,164	1.65
	(1.00% Floor)
First Lien Secured Revolving Loan(7) (13)	C +6.25%	7.25%		12/19/19	12/19/24	—	—	(2)	—
	(1.00% Floor)
						39,176	36,555	36,385	11.63

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

									Fair Value
									As A
	Spread					Principal/			Percentage
	Above	Interest		Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)		Date(10)	Date	Amount	Cost	Value(11)	Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		10/24/18	10/24/24	13,543	$13,292	$13,272	4.24%
	(1.00% Floor)
Distributors
Crown Brands, LLC
Second Lien Secured Term Loan(20)	L+ 10.50%	12.00%		12/15/20	01/08/26	4,526	4,420	3,621	1.16
	(1.50% Floor)
Second Lien Secured Delayed Draw Loan(20)	L+ 10.50%	12.00%		12/15/20	01/08/26	671	671	537	0.17
	(1.50% Floor)
						5,197	5,091	4,158	1.33
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%		11/13/19	05/13/23	8,882	8,718	8,834	2.82
	(1.00% Floor)
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00 (4.00	% %PIK)	01/11/18	01/11/23	6,564	6,422	6,564	2.10
	(1.00% Floor)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.00 (4.00	% %PIK)	07/22/19	12/12/22	379	379	379	0.12
	(1.00% Floor)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%		10/16/18	10/16/23	13,353	13,178	13,284	4.25
	(1.50% Floor)
						20,296	19,979	20,227	6.47
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%		11/26/19	11/26/24	13,649	13,428	13,612	4.35
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00%	16.25 (2.00	% %PIK)	8/10/16	08/10/21	21,755	8,612	7,600	2.43
	(0.75% Floor)
Superpriority Secured Debtor-In- Possession Term Loan(4)(18)	L+ 10.00%	11.00%		08/26/20	02/08/21	14,222	5,663	14,222	4.55
	(1.00% Floor)
						35,977	14,275	21,822	6.98
Health Care Facilities
Epiphany Dermatology
First Lien Secured Term Loan	L+ 7.50%	8.50%		12/04/20	12/01/25	3,500	3,414	3,414	1.09
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.50%	8.50%		12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 7.50%	8.50%		12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.22%		05/15/19	04/30/19	3,855	3,855	2,613	0.84
First Lien Secured Term Loan B	L+ 9.00%	10.50%		02/01/13	04/30/19	13,511	13,511	9,161	2.93
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75 (2.00	% %PIK)	02/01/13	07/31/18	1,028	1,024	—	—
						21,894	21,804	15,188	4.86
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 7.75%	9.25%		06/14/19	06/14/24	7,422	7,325	7,422	2.37
	(1.50% Floor)
First Lien Secured Term Loan C	L+ 7.75%	9.25%		10/07/20	06/14/24	912	895	895	0.29
	(1.50% Floor)

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Ivy Rehab Holdings LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	12/04/20	12/04/24	8,855	$8,682	$8,682	2.77%
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.75%	7.75%	12/04/20	12/04/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.75%	7.75%	12/04/20	12/04/25	—	—	—	—
Loan(7)	(1.00% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 7.25%	8.25%	10/16/19	11/19/25	709	693	694	0.22
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.25%	8.25%	10/16/19	09/25/23	5,236	5,209	5,236	1.67
	(1.00% Floor)
PG Dental New Jersey Parent, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/25/20	11/25/25	16,170	15,813	15,814	5.05
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.75%	8.75%	11/25/20	11/25/25	—	—	—	—
	(1.00% Floor)
					39,304	38,617	38,743	12.37
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75%	10.75%	10/26/18	07/13/22	5,229	5,111	4,019	1.28
	(1.00% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/02/19	10/02/24	12,594	12,405	12,594	4.02
	(1.00% Floor)
Internet & Direct Marketing Retail
BBQ Buyer, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	08/28/20	08/28/25	10,669	10,421	10,563	3.38
	(1.50% Floor)

First Lien Secured Revolving Loan(7)	L+ 8.00%	9.50%	08/28/20	02/28/21	—	—	8	—
	(1.50% Floor)
Luxury Brand Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	12/04/20	06/04/26	6,000	5,882	5,882	1.88
	(1.00% Floor)
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.75%	07/03/19	07/03/24	18,390	18,099	18,238	5.83
	(1.50% Floor)
					35,059	34,402	34,691	11.09
Investment Banking & brokerage
JVMC Holdings Corp. (f/k/a RJO
Holdings Corp)
First Lien Secured Term Loan	L+ 7.25%	8.25%	02/28/19	02/28/24	13,598	13,512	13,598	4.35
	(1.00% Floor)
IT Consulting & Other Services
AST-Applications Software Technology
LLC
First Lien Secured Term Loan	L+ 8.00%	9.00% (1.00% PIK)	01/10/17	01/10/23	4,019	3,988	4,019	1.28
	(1.00% Floor)
RCKC Acquisitions LLC
(dba KSM Consulting LLC)
First Lien Secured Term Loan	L+ 6.25%	7.25%	12/31/20	12/31/26	11,378	11,150	11,150	3.56
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	7.25%	12/31/20	12/31/26	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.25%	7.25%	12/31/20	12/31/22	—	—	—	—
	(1.00% Floor)
					15,397	15,138	15,169	4.84

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Leisure Facilities
Honors Holdings, LLC
First Lien Secured Term Loan(16)	L+ 7.97%	8.97%	09/06/19	09/06/24	9,427	$9,278	$8,296	2.65%
	(1.00% Floor)	(0.50 %PIK)
First Lien Secured Delayed Draw	L+ 7.61%	8.61%	09/06/19	09/06/24	4,643	4,597	4,086	1.31
Loan(16)	(1.00% Floor)	(0.50 %PIK)
Lift Brands, Inc. (aka Snap Fitness
Holdings, Inc)
First Lien Secured Term Loan A	L+ 3.25%	4.25%	06/29/20	06/29/25	5,659	5,580	5,569	1.78
	(1.00% Floor)

First Lien Secured Term Loan B	N/A	9.50%	06/29/20	06/29/25	1,164	1,138	1,133	0.36
		(9.50 %PIK)
First Lien Secured Term Loan C(9)	N/A	9.50%	06/29/20	NA	1,268	1,265	1,265	0.40
		(9.50 %PIK)
					22,161	21,858	20,349	6.50
Office Services & Supplies
Empire Office, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	04/12/19	04/12/24	10,736	10,595	10,489	3.35
	(1.50% Floor)

Packaged Foods & Meats
Lenny & Larry's, LLC
First Lien Secured Term Loan(17)	L+ 7.94%	8.94%	05/15/18	05/15/23	11,304	11,200	10,811	3.46
	(1.00% Floor)	(1.17 %PIK)
Personal Products
Inspired Beauty Brands, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	12/30/20	12/31/25	11,500	11,270	11,270	3.60
	(1.00% Floor)
First Lien Secured Revolving	L+ 7.00%
Loan(7)	(1.00% Floor)	8.00%	12/30/20	12/31/25	—	—	—	—
					11,500	11,270	11,270	3.60
Property & Casualty Insurance
Policy Services Company, LLC
First Lien Secured Term Loan(5)	L+ 6.00%	7.00%	03/06/20	05/31/24	6,240	5,987	6,115	1.95
	(1.00% Floor)
Research & Consulting Services
Comniscient Technologies LLC
First Lien Secured Term Loan	L+ 7.50%	8.50%	10/13/20	10/13/25	6,962	6,830	6,830	2.18
	(1.00% Floor)
First Lien Secured Revolving	L+ 7.50%
Loan(7)	(1.00% Floor)	8.50%	10/13/20	10/13/25	—	—	—	—
Nelson Worldwide, LLC
First Lien Secured Term Loan	L+ 9.25%	10.25%	01/09/18	01/09/23	11,593	11,477	11,362	3.63
	(1.00% Floor)
ALM Media, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	11/25/19	11/25/24	14,962	14,728	14,439	4.61
	(1.00% Floor)
					33,517	33,035	32,631	10.42
Restaurants
LS GFG Holdings Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	11/30/18	11/19/25	11,240	10,442	9,779	3.13
	(1.00% Floor)	(1.00 %PIK)
Specialized Consumer Services
True Blue Car Wash, LLC
First Lien Secured Term Loan	L+ 7.12%	8.12%	10/17/19	10/17/24	4,349	4,283	4,349	1.39
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 7.12%	8.12%	10/17/19	10/17/24	2,014	1,997	2,014	0.64
Loan	(1.00% Floor)
					6,363	6,280	6,363	2.03

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+ 10.50%	11.50%	09/20/18	03/20/24	10,938	$10,810	$10,938	3.50%
	(1.00% Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+ 10.75%	11.75%	09/09/16	03/09/22	12,500	12,446	12,500	3.99
	(1.00% Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14)	L+ 6.50%	6.65%	07/19/19	N/A	41,073	41,073	41,073	13.13
					64,511	64,329	64,511	20.62
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/28/19	10/29/26	11,632	11,389	10,818	3.46
	(1.00% Floor)
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/06/19	08/16/24	7,074	6,613	7,074	2.26
	(1.00% Floor)
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	05/04/18	05/04/23	22,322	22,022	22,322	7.13
	(1.00% Floor)
Telestream Holdings Corporation
First Lien Secured Term Loan	L+ 8.75%	9.75%	10/15/20	10/15/25	14,037	13,608	13,769	4.40
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 8.75%	9.75%	10/15/20	10/15/25	—	—	15	—
	(1.00% Floor)
					36,359	35,630	36,106	11.54
Total Debt Investments					694,114	658,704	657,249	210.03
Equity Investments
Data Processing & Outsourced Services
Escalon Services Inc Warrants(4)	N/A	N/A	12/04/20	N/A	709	476	476	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	225	—	—
					542	317	14	—
Health Care Services
Lab Logistics Preferred Units(4)	N/A	N/A	10/29/19	N/A	2	857	857	0.27
Internet & Direct Marketing Retail
BBQ Buyer, LLC Shares(4)	N/A	N/A	08/28/20	N/A	1,100	1,100	1,265	0.40
Ross-Simons Topco, LP Preferred Units(4)	N/A	N/A	12/04/20	N/A	600	600	600	0.19
					1,700	1,700	1,865	0.59
Investment Banking & Brokerage	N/A	N/A	10/01/20	N/A	—	6,944	6,448	2.06
Arcole Holding Corp. Shares(4)(5)(6)(19)
IT Consulting & Other Services
Keras Holdings, LLC Shares(dba KSM Consulting LLC)(4)	N/A	N/A	12/31/20	N/A	496	496	496	0.16
Leisure Facilities
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Class A Common Stock(4)	N/A	N/A	06/29/20	N/A	2	1,955	282	0.09
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Warrants(4)	N/A	N/A	06/29/20	06/28/28	1	793	114	0.04

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
Investment Type(1)	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
					3	2,748	396	0.13
Other Diversified Financial Services
RCS Creditor Trust Class B Units(4)(6)	N/A	N/A	10/01/17	N/A	143	$—	$—	—%
SFS Global Holding Company Warrants(4)	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation Warrants(4)	N/A	N/A	06/28/18	12/28/25	22	2,890	3,498	1.12
					165	2,890	3,498	1.12
Specialized Finance
NMFC Senior Loan Program I LLC Units(4)(5)(6)	N/A	N/A	06/10/14	08/31/22	10,000	10,029	9,269	2.96
WHF STRS Ohio Senior Loan Fund LLC Interests(4)(5)(7)(14)	N/A	N/A	07/19/19	N/A	10,268	10,268	10,167	3.25
					20,268	20,297	19,436	6.21
Total Equity Investments					23,885	36,725	33,486	10.69
Total Investments					717,999	$695,429	$690,735	220.72%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”) or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31, 2020. The Prime was 3.25% as of December 31, 2020. The CDOR was 0.5% as of December 31, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 84% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2020. See Note 8.

(8)	The investment is on non-accrual status.

(9)	Security is perpetual with no defined maturity date.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 221% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2021

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

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers” or the “Investment Adviser”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration” or the “Administrator”) provides administrative services necessary for the Company to operate.

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (“CEA”), and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on February 24, 2021, and intends to continue to affirm the Exclusion on an annual basis.

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

Additionally, the accompanying consolidated financial statements and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, certain disclosures accompanying the annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited consolidated financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. This quarterly report on Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2021.

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

Investments are measured at fair value as determined in good faith by the Investment Adviser’s investment committee (the “Investment Committee”), generally on a quarterly basis, and such valuations are reviewed by the audit committee of the Company’s board of directors and ultimately approved by the Company’s board of directors, based on, among other factors, consistently applied valuation procedures on each measurement date. Any changes to the valuation methodology are reviewed by management and the Company’s board of directors to confirm that the changes are justified. The Company continues to review and refine its valuation procedures in response to market changes.

The Company engages independent external valuation firms to periodically review material investments. These external reviews are used by the Company’s board of directors to review the Company’s internal valuation of each investment over the year.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2021 and December 31, 2020.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2021 or December 31, 2020. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2017 remain subject to examination by the Internal Revenue Service.

As of March 31, 2021 and December 31, 2020, the cost of investments for federal income tax purposes was $633,014 and $701,493 resulting in net unrealized depreciation of $16,027 and $10,758, respectively. This is comprised of gross unrealized appreciation of $8,305 and $16,954, and gross unrealized depreciation of $24,332 and $27,712, on a tax basis, as of March 31, 2021 and December 31, 2020, respectively.

Dividends and Distributions: Dividends and distributions to common stockholders are recorded on the ex-dividend date. Quarterly distribution payments are determined by the Company’s board of directors and are paid from taxable earnings estimated by management and may include a return of capital and/or capital gains. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Reclassifications: Certain amounts in the consolidated financial statements for the three month period ended March 31, 2020 have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of March 31, 2021, the guidance did not have a material impact on the consolidated financial statements.

NOTE 3 - FORWARD CURRENCY CONTRACTS

The Company may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A foreign currency forward contract is a commitment to purchase or sell a foreign currency at a future date at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period presented as unrealized appreciation or depreciation. Realized gains or losses are recognized when forward contracts are settled. Risks arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit counterparty risk by only dealing with well-known counterparties.

The Company utilizes forward foreign currency exchange contracts to protect itself against fluctuations in exchange rates. During the three months ended March 31, 2021 and 2020, the Company recognized a realized gain of $0 and $6 and an unrealized loss of $1 and $1, respectively in the statement of operations relating to forward currency exchange contracts held during the year. The Company may choose to renew contracts quarterly unless otherwise settled by the Company or the counterparty.

The value associated with unrealized loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts at March 31, 2021 are as follows:

	Currency to be		Currency to be		Unrealized	Unrealized
Counterparty	sold		purchased	Settlement date	appreciation ($)	depreciation ($)
Morgan Stanley	C$	105 CAD	$83 USD	04/28/2021	$-	$(1)
					$-	$(1)

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2021.

As of March 31, 2021
Derivative
	Assets Subject				Net
	to Master	Derivatives	Non-cash	Cash	Amount of
	Netting	Available	Collateral	Collateral	Derivative
Counterparty	Agreement	for Offset	Received (1)	Received (1)	Assets (2)
Morgan Stanley	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

Derivative
	Liabilities Subject				Net
	to Master	Derivatives	Non-cash	Cash	Amount of
	Netting	Available	Collateral	Collateral	Derivative
Counterparty	Agreement	for Offset	Pledged (1)	Pledged (1)	Liabilities (3)
Morgan Stanley	$1	$—	$—	$—	$1
Total	$1	$—	$—	$—	$1

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.

(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$530,236	$522,620	$588,260	$588,580
Second lien secured loans	16,856	15,028	29,371	27,596
Subordinated Note to STRS JV	44,529	44,529	41,073	41,073
Equity (excluding STRS JV)	26,457	23,899	26,457	23,319
Equity in STRS JV	11,132	10,911	10,268	10,167
Total	$629,210	$616,987	$695,429	$690,735

The following table shows the portfolio composition by industry(1) grouping at fair value:

	March 31, 2021		December 31, 2020
Advertising	$7,724	1.38	$15,159	2.37%
Agricultural & Farm Machinery	-	-	9,201	1.44
Air Freight & Logistics	5,286	0.94	5,359	0.84
Application Software	20,786	3.70	28,397	4.43
Automotive Retail	15,650	2.79	22,139	3.46
Broadcasting	-	-	4,844	0.76
Building Products	16,808	2.99	19,751	3.09
Cable & Satellite	14,250	2.54	14,250	2.23
Communications Equipment	-	-	15,770	2.47
Construction & Engineering	7,969	1.42	26,229	4.09
Construction Material	7,828	1.39	7,840	1.23
Consumer Finance	8,737	1.56	9,682	1.51
Data Processing & Outsourced Services	37,274	6.64	36,861	5.76
Department Stores	13,408	2.39	13,272	2.08
Distributors	4,090	0.73	4,158	0.65
Diversified Chemicals	7,473	1.33	8,834	1.38
Diversified Support Services	13,427	2.39	20,241	3.17
Education Services	12,789	2.28	13,612	2.13
Food Retail	-	-	21,822	3.41
Health Care Facilities	13,170	2.35	15,188	2.37
Health Care Services	47,230	8.41	39,600	6.19
Home Furnishings	4,672	0.83	4,019	0.63
Interactive Media & Services	17,461	3.11	12,594	1.97
Internet & Direct Marketing Retail	41,629	7.41	36,556	5.72
Investment Banking & Brokerage	19,094	3.40	20,046	3.14
IT Consulting & Other Services	7,753	1.38	15,665	2.45
Leisure Facilities	21,577	3.84	20,745	3.24
Office Services & Supplies	10,341	1.84	10,489	1.64
Other Diversified Financial Services	3,492	0.62	3,498	0.55
Packaged Foods & Meats	10,513	1.87	10,811	1.69
Personal Products	12,308	2.19	11,270	1.76
Property & Casualty Insurance	6,100	1.09	6,115	0.96
Research & Consulting Services	32,137	5.72	32,631	5.10
Restaurants	10,227	1.82	9,779	1.53
Specialized Consumer Services	6,338	1.13	6,363	1.00
Specialized Finance	20,508	3.65	32,707	5.11
Specialty Chemicals	10,802	1.92	10,818	1.69
Systems Software	27,578	4.91	7,074	1.11
Technology Hardware, Storage & Peripherals	36,927	6.58	36,106	5.65
Trading Companies & Distributors	8,191	1.46	-	-
Total	$561,547	100.00%	$639,495	100.00%

(1) Excludes investments in STRS JV.

As of March 31, 2021, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd. (which are located in Canada). As of March 31, 2021 and December 31, 2020, the weighted average remaining term of the Company’s debt investments were approximately 3.7 years and 3.6 years, respectively.

As of March 31, 2021 and December 31, 2020, the total fair value of non-accrual loans were $14,345 and $11,620, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2021:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Non-controlled affiliates
Arcole Holdings Corp Shares	Equity	$—	$6,448	$—	$—	$—	$(735)	$5,713
NMFC Senior Loan
Program I LLC Units	Equity	250	9,269	—	—	—	301	9,570
Total Non-controlled affiliates		$250	$15,717	$—	$—	$—	$(434)	$15,283

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$719	$41,073	$3,456	$—	$—	$—	$44,529
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,374	10,167	864	—	—	(120)	10,911
Total Controlled affiliates		$2,093	$51,240	$4,320	$—	$—	$(120)	$55,440

The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2020:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Non-controlled affiliates
Arcole Holding Corp Shares	Equity	$114	$—	$6,944	$—	$—	$(496)	$6,448
NMFC Senior Loan
Program I LLC Units	Equity	1,069	9,651	—	—	—	(382)	9,269
Total Non-controlled affiliates		$1,183	$9,651	$6,944	$—	$—	$(878)	$15,717

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$2,595	$26,344	$14,729	$—	$—	$—	$41,073
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,761	6,949	3,682	—	—	(464)	10,167
Total Controlled affiliates		$4,356	33,293	$18,411	$—	$—	$(464)	$51,240

*	The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of limited liability company (“LLC”) equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

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

In July 2019, STRS JV formally launched operations. As of March 31, 2021 and December 31, 2020, STRS JV had total assets of $193,686 and $181,382 respectively. STRS JV’s portfolio consisted of debt investments in 22 and 20 portfolio companies as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $15,972 and $14,593, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $60,953 and $60,252 as of March 31, 2021 and December 31, 2020, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of March 31, 2021 and December 31, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $11,132 and $10,268 and advances of the subordinated notes of $44,529 and $41,073 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $3,868 and $15,471 were unfunded, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 were unfunded, respectively.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). On January 27, 2021, the terms of the STRS JV Credit Facility were amended to, among other things, increase the size of the STRS JV Credit Facility from $125,000 to $175,000. As of March 31, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of March 31, 2021, STRS JV had $99,359 of outstanding borrowings under the STRS JV Credit Facility. At March 31, 2021, the effective interest rate on the STRS JV Credit Facility was 2.78% per annum.

Below is a listing of STRS JV’s individual investments as of March 31, 2021:

Investment Type(1)	Spread Above Index(2)	Interest Rate(3)		Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		10/21/19	10/11/24	8,731	$8,607	$8,731
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%		10/21/19	10/11/24	545	538	551
	(1.00% Floor)					9,276	9,145	9,282
Application Software
TaxSlayer, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%		01/21/21	12/31/26	6,796	6,664	6,666
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%		01/21/21	12/31/26	-	-	-
	(1.00% Floor)					6,796	6,664	6,666

Automotive Retail
BW Gas & Convenience Holdings, LLC
First Lien Secured Term Loan	L+ 6.25%	6.36%		02/18/21	11/18/24	6,319	6,319	6,319
	(0.00% Floor)
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%		11/09/20	11/05/25	7,260	7,127	7,127
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%		10/09/20	09/30/25	9,689	9,488	9,550
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.75%	7.75%		10/09/20	09/30/25	131	128	131
	(1.00% Floor)					17,080	16,743	16,808
Construction & Engineering
Road Safety Services, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%		12/31/19	09/18/23	4,538	4,454	4,539
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%		12/31/19	09/18/23	-	-	16
	(1.00% Floor)
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%		12/13/19	09/01/22	6,470	6,468	6,408
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	7.25%		12/13/19	09/01/22	6,735	6,733	6,668
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%		12/31/19	09/01/23	-	-	(8)
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%		11/24/20	08/20/25	6,983	6,821	6,918
	(1.00% Floor)					24,726	24,476	24,541
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan (7)	L+ 6.50%	7.50%		01/22/20	12/19/24	14,373	10,837	11,207
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%		01/22/20	12/19/24	-	-	(4)
	(1.00% Floor)					14,373	10,837	11,203
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan(9)	L+ 6.00%	7.00%		07/19/19	12/28/24	11,893	11,744	9,669
	(1.00% Floor)	(7.00	%PIK)
First Lien Secured Revolving Loan(9)	L+ 6.00%	7.00%		07/19/19	12/28/24	935	922	760
	(1.00% Floor)	(7.00	%PIK)			12,828	12,666	10,429
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%		01/22/20	11/24/25	6,244	6,146	6,225
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%		01/22/20	12/26/24	-	-	8
	(1.00% Floor)					6,244	6,146	6,233
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%		05/19/20	01/31/24	11,434	11,303	11,434
	(1.50% Floor)					11,434	11,303	11,434

Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%		07/19/19	06/28/26	7,000	$6,894	$6,930
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%		07/19/19	06/28/26	2,870	2,827	2,841
	(1.00% Floor)					9,870	9,721	9,771
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%		07/19/19	07/01/25	13,543	13,350	13,542
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%		07/19/19	07/01/25	-	-	14
	(1.00% Floor)					13,543	13,350	13,556
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%		05/19/20	05/15/25	8,089	7,963	8,089
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.50%	7.50%		05/19/20	05/15/25	2,845	2,824	2,845
	(1.00% Floor)					10,934	10,787	10,934
IT Consulting & Other Services
KSM Consulting LLC
First Lien Secured Term Loan	L+ 6.25%	7.25%		01/27/21	12/31/26	11,349	11,129	11,131
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.25%	7.25%		01/27/21	12/31/22	-	-	(32)
	(1.00% Floor)
First Lien Secured Revolving Loan(6)	L+ 6.25%	7.25%		01/27/21	12/31/26	604	593	593
	(1.00% Floor)					11,953	11,722	11,692

Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.50%	6.75%		02/18/20	01/29/25	3,049	3,002	3,049
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 7.25%	8.25%		10/21/19	06/28/25	7,798	7,683	7,018
	(1.00% Floor)	(1.50	%PIK)
Stella & Chewy's
First Lien Secured Term Loan	L+ 6.50%	7.50%		12/29/20	12/16/25	5,313	5,212	5,212
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.50%	7.50%		12/29/20	12/16/25	879	871	841
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 9.00%	10.50%		03/20/20	02/28/25	9,232	9,141	9,047
	(1.50% Floor)	(0.75	%PIK)			26,271	25,909	25,167
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%		10/21/19	08/13/24	4,822	4,728	4,436
	(1.00% Floor)	(0.50	%PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%		10/21/19	08/13/24	-	-	(88)
	(1.00% Floor)					4,822	4,728	4,348
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%		05/19/20	03/10/25	7,415	7,294	7,341
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%		05/19/20	03/10/25	-	-	10
	(1.50% Floor)					7,415	7,294	7,351
Total Investments						193,884	$187,810	$185,734

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.2%, respectively, as of March 31,2021. The CDOR was 0.4% as of March 31, 2021.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,021% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

Below is a listing of STRS JV’s individual investments as of December 31, 2020:

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	8,753	$8,620	$8,710
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	545	537	546
	(1.00% Floor)				9,298	9,157	9,256

Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%		11/09/20	11/24/25	10,079	9,883	9,882
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%		11/09/20	11/05/25	332	325	325
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%		10/09/20	09/30/25	9,689	9,478	9,543
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.75%	7.75%		10/09/20	09/30/25	—	—	4
	(1.00% Floor)					20,100	19,686	19,754
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%		12/13/19	09/01/22	6,483	6,482	6,389
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	7.25%		12/13/19	09/01/22	6,713	6,711	6,610
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%		12/31/19	09/01/22	—	—	(13)
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%		11/24/20	08/20/25	7,000	6,829	6,829
	(1.00% Floor)					20,196	20,022	19,815
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan(7)	L+ 6.24%	7.25%		01/22/20	12/19/24	14,466	10,894	11,133
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.24%	7.25%		01/22/20	12/19/24	—	—	(3)
	(1.00% Floor)					14,466	10,894	11,130
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		07/19/19	12/28/24	11,649	11,490	9,470
	(1.00% Floor)	(3.50	%PIK)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%		07/19/19	12/28/24	935	922	760
	(1.00% Floor)	(3.50	%PIK)			12,584	12,412	10,230

	Spread					Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	11/24/25	6,259	$6,155	$6,239
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	9
	(1.00% Floor)				6,259	6,155	6,248
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,549	11,405	11,549
	(1.50% Floor)				11,549	11,405	11,549
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,269	7,154	7,088
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%	07/19/19	06/28/26	2,870	2,825	2,798
	(1.00% Floor)				10,139	9,979	9,886
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/05/19	11/05/24	7,838	7,718	7,838
	(1.00% Floor)				7,838	7,718	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	13,577	13,373	13,501
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	—	—	10
	(1.00% Floor)				13,577	13,373	13,511
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	8,194	8,059	8,194
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	2,882	2,859	2,882
	(1.00% Floor)				11,076	10,918	11,076
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.00%	02/18/20	01/29/25	3,057	3,007	3,057
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,728	7,606	7,265
	(1.00% Floor)				10,785	10,613	10,322

	Spread					Principal/
	Above	Interest		Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)		Date(4)	Date	Amount	Cost	Value(5)
Stella & Chewy's
First Lien Secured Term Loan	L+ 6.50%	7.50%		12/29/20	12/16/25	5,312	$5,206	$5,206
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.50%	7.50%		12/29/20	12/16/25	—	—	—
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.75%		03/20/20	02/28/25	9,234	9,137	9,049
	(1.50% Floor)	(1.00	%PIK)			25,331	24,956	24,577
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%		10/21/19	08/13/24	4,828	4,734	4,345
	(1.00% Floor)	(0.50	%PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%		10/21/19	08/13/24	—	—	(113)
	(1.00% Floor)					4,828	4,734	4,232
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		07/19/19	05/01/24	8,110	8,001	8,110
	(1.00% Floor)					8,110	8,001	8,110
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%		05/19/20	03/10/25	7,435	7,306	7,334
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%		05/19/20	03/10/25	—	—	6
	(1.50% Floor)					7,435	7,306	7,340
Total Investments						182,786	$176,716	$174,552

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31, 2020. The CDOR was 0.5% as of December 31, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,030% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

As of March 31, 2021 and 2020, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $14,940, and $4,645 under undrawn revolver as of March 31, 2021 and March 31, 2020, respectively.

Below is certain summarized financial information for STRS JV as of March 31, 2021 and December 31, 2020 and for the three month periods ended March 31, 2021 and March 31, 2020 (dollars in thousands):

Selected Balance Sheet Information	March 31, 2021	December 31, 2020
Assets:
Investments, at fair value (amortized cost of $187,810 and $176,716, respectively)	$185,734	$174,552
Cash and cash equivalents	7,185	5,947
Other assets	767	883
Total assets	$193,686	$181,382
Liabilities:
Credit facility	99,359	94,260
Note payable to members	74,216	68,456
Interest payable on credit facility	242	189
Interest payable on notes to members	1,197	1,136
Other liabilities	487	396
Total liabilities	$175,501	$164,437
Members’ equity	18,185	16,945
Total liabilities and members’ equity	$193,686	$181,382

Selected Statement of Operations Information	Three months ended March 31, 2021	Three months ended March 31, 2020
Interest income	$4,602	$2,377
Total investment income	$4,602	$2,377
Interest expense on credit facility	987	764
Interest expense on notes to members	1,198	1,042
Administrative fee	92	59
Other expenses	117	112
Total expenses	$2,394	$1,977
Net investment income	2,208	400
Net realized losses on investments and foreign currency transactions	(67)	(44)
Net change in unrealized depreciation on investments and foreign currency translation	(50)	(6,691)
Net increase (decrease) in net assets resulting from operations	$2,091	$(6,335)

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2021 and year ended December 31, 2020, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$522,620	522,620
Second lien secured loans	—	—	15,028	15,028
Subordinated Note to STRS JV	—	—	44,529	44,529
Equity (excluding STRS JV)	—	—	23,899	23,899
Equity in STRS JV(1)	—	—	—	10,911
Total investments	$—	$—	$606,076	616,987

The Company’s investments in forward currency contracts, which were valued at $(1) as of March 31, 2021, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$589,717	$589,717
Second lien secured loans	—	—	27,059	27,059
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	22,719	22,719
Equity in STRS JV(1)	—	—	—	10,167
Total investments	$—	$—	$680,568	690,735

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	72,057	—	331	3,456	—	75,844
Non-cash interest income	493	1	—	—	—	494
Accretion of discount	2,490	71	—	—	—	2,561
Proceeds from paydowns and sales	(139,382)	(12,585)	(331)	—	—	(152,088)
Realized gains	6,316	—	—	—	—	6,316
Net unrealized (depreciation) appreciation	(7,943)	(55)	—	—	580	(7,418)
Fair value, end of period	$522,620	$15,028	$—	$44,529	$23,899	$606,076
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2021	$1,433	$1	$—	$—	$580	$2,014

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2020:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$477,875	$62,155	$26,344	$15,898	$582,272
Funding of investments	27,640	—	10,193	—	37,833
Non-cash interest income	308	—	—	—	308
Accretion of discount	579	87	—	18	684
Proceeds from paydowns and sales	(37,961)	(7,610)	—	(18)	(45,589)
Realized gains	354	—	—	—	354
Net unrealized (depreciation) appreciation	(20,804)	(846)	—	(2.641)	(24,291)
Fair value, end of period	$447,991	$53,786	$36,537	$13,257	$551,571
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2020	$(20,808)	$(844)	$—	$(2,641)	$(24,293)

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

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value at
	March 31,	Valuation	Unobservable	Range (Weighted
Investment Type	2021	Techniques	Inputs	Average)
First lien secured loans	$338,682	Discounted cash flows	Discount rate	6.2% – 17.3% (9.4)%
			Exit EBITDA	3.0x – 15.0x (7.6x)
			multiple
	9,673	Guideline public companies	LTM EBITDA	4.0x
			multiple
	90,328	Recent transaction	Transaction price	97.0 – 99.1 (98.2)
	83,937	Discounted cash flows,	Discount rate	6.9% – 10.4% (8.8)%
		recent transaction, guideline
		public companies and
		consensus market pricing
			Market pricing	100.5
			Transaction price	97.3 – 98.3 (97.9)
			Exit EBITDA	5.5x – 11.0x (8.8x)
			multiple
			LTM EBITDA	7.0x
			multiple
	$522,620
Second lien secured loans	$15,028	Discounted cash flows	Discount rate	10.6% – 21.3% (14.0)%
			Exit EBITDA	6.5x
			multiple
Subordinated Note to STRS JV	$44,529	Enterprise value	—	—

Preferred Equity	$857	Similar transactions	LTM EBITDA	8.0x
			multiple
	600	Recent transaction	Transaction price	$1.0/s
	$1,457
Common Equity	$12,006	Discounted cash flows	Discount rate	11.7% – 18.0% (13.0)%
			Exit EBITDA	8.2x – 8.6x (8.2x)
			Multiple
			Discount for lack	2.0% – 15.0% (4.6)%
			of marketability
	5,713	Discounted cash flows and	Discount rate	20.2%
		Guideline public companies
			Exit EBITDA	8.0x
			Multiple
			LTM EBITDA	7.3x
			multiple
			Discount for lack	10.0%
			of marketability
	164	Similar transactions	Exit EBITDA	6.0x
			Multiple
			Discount for lack	15.0%
			of marketability
	496	Recent transaction	Transaction price	$1.0/s
	$18,379
Warrant	$3,588	Discounted cash flows and	Discount rate	17.0% – 24.7% (24.5)%
		Option-pricing method	Exit EBITDA	5.5x – 8.6x (5.6x)
			multiple
			Volatility	3.3% – 8.5% (3.4)%
			Discount for lack	10.0% – 12.5% (10.1)%
			of marketability
	475	Discounted cash flows	Discount rate	44.6%
			Exit EBITDA	7.0x
			multiple
			Discount for lack	15.0%
			of marketability
	$4,063
Total Level 3 Investments	$606,076

Investment Type	Fair Value at December 31, 2020	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$391,704	Discounted cash flows	Discount rate	7.2% – 16.6% (9.7)%
			Exit EBITDA multiple	3.0x – 15.0x (7.5x)
	11,774	Guideline public companies	LTM EBITDA multiple	6.3 x
	142,031	Recent transaction	Transaction price	97.0 – 99.0 (97.9)
	20,870	Discounted cash flows, recent transaction, guideline public companies and consensus market pricing	Discount rate	7.1% – 16.5% (9.6)%
			Market pricing	100.2 – 100.6 (100.4)
			Transaction price	100.0
			Exit EBITDA multiple	7.0x – 12.0x (9.3x)
	22,201	Other (asset coverage and expected repayment)	—	—
$588,580
Second lien secured loans	$15,096	Discounted cash flows	Discount rate	12.1% – 20.9% (14.9)%
			Exit EBITDA multiple	6.5 x
	12,500	Other (expected repayment)	—	—
$27,596
Subordinated Note to STRS JV	$41,073	Enterprise value	—	—
$41,073
Preferred Equity	$857	Similar transactions	LTM EBITDA multiple	8.0 x
	600	Recent transaction	Transaction price	$1.0 /s
$1,457
Common Equity	$10,816	Discounted cash flows	Discount rate	12.5% – 19.8% (13.5)%
			Exit EBITDA Multiple	6.7x – 8.6x (7.1x)
			Discount for lack of marketability	2.0% – 15.0% (3.8)%
	6,448	Discounted cash flows and Guideline public companies	Discount rate	15.5%
			Exit EBITDA Multiple	8.0 x
			Discount for lack of marketability	10.0%
	14	Similar transactions	Exit EBITDA Multiple	6.0 x
			Discount for lack of marketability	15.0%
	496	Recent transaction	Transaction price	$1.0 /s
$17,774
Warrant	$3,612	Discounted cash flows and	Discount rate	19.1% – 24.7% (24.5)%
		Option-pricing method	Exit EBITDA multiple	5.5x – 8.6x (5.6x)
			Volatility	3.0% – 7.8% (3.2)%
			Discount for lack of marketability	10.0% – 15.0% (10.2)%
	476	Recent transaction	Transaction price	$1.0 /s
$4,088
Total Level 3 Investments	$680,568

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

The following table presents the amortized cost and fair value of the Company’s borrowings as of March 31, 2021 and December 31, 2020. The amortized cost disclosed below excludes debt issuance costs. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “2023 Private Notes”), the 5.375% private notes due 2025 (the “2025 Private Notes”) the 5.375% private notes due 2026 (the “2026 Private Notes”) and the 5.625% private notes due 2027 (the “2027 Private Notes”) were estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Public Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		March 31, 2021		December 31, 2020
	Fair Value Level	Par	Fair Value	Par	Fair Value
JPM Credit Facility	3	$214,563	$222,284	$265,246	$272,570
2023 Private Notes	3	30,000	31,830	30,000	32,389
2025 Private Notes	3	40,000	41,327	40,000	41,110
2026 Private Notes	3	10,000	10,249	10,000	10,260
2027 Private Notes	3	10,000	10,256	10,000	10,324
2025 Public Notes	2	35,000	36,357	35,000	36,000
		$339,563	$352,303	$390,246	$402,653

NOTE 6 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2021, and December 31, 2020, the Company’s asset coverage for borrowed amounts was 192.6% and 180.2%, respectively.

Total borrowings outstanding and available as of March 31, 2021, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$214,563	$70,437
2023 Private Notes	2023	6.0%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.5%	35,000	—
Total debt			339,563	$70,437
Debt issuance cost			(5,056)
Total debt net issuance cost			$334,507

Total borrowings outstanding and available as of December 31, 2020, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$265,246	$19,754
2023 Private Notes	2023	6.0%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.5%	35,000	—
Total debt			390,246	$19,754
Debt issuance cost			(5,366)
Total debt net issuance cost			$384,880

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

On December 21, 2020, the terms of the Credit Facility were amended to, among other things, (i) increase the minimum funding amount from $175,000 to $200,000, (ii) increase the size of the facility from $250,000 to $285,000 and retain an accordion feature which allows for the expansion of the borrowing limit up to $350,000 and (iii) provide for the implementation of certain changes relating to the transition away from LIBOR in the market.

On April 28, 2021, the terms of the Credit Facility were amended to, among other things, enable WhiteHorse Credit to borrow in British Pounds or Euros.

The Credit Facility bears interest at LIBOR (or another applicable interest rate benchmark for loans denominated in foreign currencies) plus 2.50% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $200,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $537,634 as of March 31, 2021 as collateral. The Credit Facility has a final maturity date of November 22, 2024.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2021, the Company had $214,563 in outstanding borrowings and $70,437 undrawn under the Credit Facility. Weighted average outstanding borrowings were $224,326 at a weighted average interest rate of 2.72%, respectively, for the three months ended March 31, 2021. At March 31, 2021, the interest rate in effect on outstanding borrowings was 2.69%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2021, approximately $70,437 was available to be drawn by the Company based on these requirements.

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

During the three months ended March 31, 2021 and 2020, the Company incurred base management fees of $3,344 and $3,092, respectively. WhiteHorse Advisers has agreed to waive that portion of the base management fee payable with respect to cash and cash equivalents and restricted cash and cash equivalents to which it would otherwise be entitled under the Investment Advisory Agreement for the fiscal quarters ended September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019; and for the fiscal quarter ended September 30, 2019 only to the extent that the determination of base management fees would otherwise include June 30, 2019 cash and cash equivalents and restricted cash and cash equivalents for the purpose of calculating the average carrying value of consolidated gross assets.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three months ended March 31, 2021 and 2020, the Company accrued and reversed previously accrued Capital Gains Incentive Fees of $114 and $626, respectively. As of March 31, 2021 and December 31, 2020, included in incentive fees payable on the consolidated statements of assets and liabilities were $2,246 and $2,132, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three months ended March 31, 2021 and March 31, 2020, the Company incurred total performance-based incentive fees of $2,042 and $441, respectively.

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

During the three months ended March 31, 2021 and March 31, 2020, the Company incurred allocated administrative service fees of $171 and $171, respectively.

Co-investments with Related Parties: At March 31, 2020 and December 31, 2019, certain officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $0 and $0, respectively.

At March 31, 2021 and December 31, 2020, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $2,960,811 and $3,191,269, respectively.

STRS JV: For the three month period ended March 31, 2021, the Company sold $28,942 of investments to STRS JV at fair value and recognized $183 of net realized gains. For the three month period ended March 31, 2020, the Company sold $28,458 of investments to STRS JV at fair value and recognized $35 of net realized gains.

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

The balance of unfunded commitments to extend credit was approximately $21,411 and $19,554 as of March 31, 2021 and December 31, 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of March 31, 2021 and December 31, 2020:

	Unfunded Commitment as of
	March 31, 2021	December 31, 2020
Revolving Loan Commitments:
BBQ Buyer, LLC	$—	$823
Claridge Products and Equipment, LLC	702	702
Comniscient Technologies LLC	341	341
Drew Foam Companies Inc	—	534
Epiphany Dermatology	438	438
Geo Logic Systems Ltd.	325	321
IDIG Parent LLC	543	—
ImageOne Industries, LLC	—	408
Inspired Beauty Brands, Inc.	531	531
Ivy Rehab Holdings LLC	545	545
LHS Borrower, LLC	429	560
LINC Systems, LLC	672	—
Lift Brands, Inc.	—	—
Maxitransfers Blocker Corp	1,038	—
Newscycle Solutions, Inc.	156	120
PG Dental New Jersey Parent, LLC	1,167	1,166
RCKC Acquisitions LLC (dba KSM Consulting)	—	1,422
Road Safety Services, Inc.	—	875
SFP Holding, Inc.	125	—
TaxSlayer LLC	774	1,548
Telestream Holdings Corporation	1,323	1,324
	9,109	11,658
Delayed Draw Loan Commitments:
Core BTS, Inc.	1,666	—
DCA Investment Holding,LLC	1,740	—
Epiphany Dermatology	3,063	3,063
IDIG Parent LLC	1,410	—
Ivy Rehab Holdings LLC	1,479	1,633
RCKC Acquisitions LLC (dba KSM Consulting)	—	3,200
SFP Holding, Inc.	1,444	—
True Blue Car Wash, LLC	1,500	—
	12,302	7,896
Total Unfunded Commitments	$21,411	$19,554

As of March 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $3,868 and $15,471 was unfunded, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three months ended March 31, 2021 and subsequent to March 31, 2021, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received relating to the issuance of shares of the Company’s common stock pursuant to at-the-market offerings from time to time (the “ATM Program”) (net offering costs) for the three months ended March 31, 2021.

	Shares Issued	Net Proceeds	Average Price Per Share
Public offering	37,803	590	15.61

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended
	March 31,
	2021	2020
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.23

Net investment income	0.37	0.30
Net realized and unrealized (losses) gains on investments	0.03	(1.31)
Net increase (decrease) in net assets resulting from operations	0.40	(1.01)
Issuance of common stock(5)	0.00	-
Distributions declared from net investment income	(0.36)	(0.36)
Net asset value, end of period	$15.27	$13.86

Total annualized return based on market value(2)	46.49%	(194.35)%
Total annualized return based on net asset value	10.49%	(27.92)%
Net assets, end of period	$314,349	$284,705
Per share market value at end of period	$15.17	$7.08
Shares outstanding end of period	20,583,835	20,546,032
Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)	13.32%	10.65%
Ratio of incentive fees to average net assets	2.62%	0.58%
Ratio of total expenses to average net assets(4)	10.70%	11.23%
Ratio of net investment income to average net assets(4)	9.76%	8.13%
Portfolio turnover ratio	11.07%	4.82%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the distribution reinvestment plan.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	Calculated using total expenses, including income tax provision.

(5)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the ATM Program. The issuance of common stock at a price, net of commissions, that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s issuance of common stock net asset value of less than $0.01 per share during the three months ended March 31, 2021.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended
	March 31,
	2021	2020
Net increase in net assets resulting from operations	$8,169	$(20,956)
Weighted average shares outstanding	20,551,565	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$0.40	$(1.01)

NOTE 12 - SUBSEQUENT EVENTS

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

COVID-19 Developments

The ongoing COVID-19 pandemic and its effects on the U.S. and global economy has had adverse consequences on the business operations of some of our portfolio companies and has adversely affected, and may continue to adversely affect, our operations and the operations of our investment adviser. Our investment adviser is continuing to monitor the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to evaluate their response to the impacts of COVID-19.

We cannot predict the full impact of COVID-19, including the length of the global economic recovery and the uncertainty surrounding the vaccine rollout and more contagious strains of the virus that have emerged in the United States and worldwide. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our business and our portfolio companies’ operating results and financial condition is uncertain. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Some of our portfolio companies have curtailed their business operations, furloughed or laid off employees, terminated relationships with service providers and deferred capital expenditures and may continue to do so for the duration of the pandemic. Such developments could permanently impair the business operations of our portfolio companies and may result in a decrease in the value of our investment in any such portfolio companies.

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

WhiteHorse Advisers’ credit team continues to be in close contact with the owners and management teams of each of our portfolio companies. With the rapid onset of the crisis, these owners and management teams have been actively assessing the impacts to their businesses and are continuing to coordinate with us to guide their companies through the fallout. We are operating under a philosophy that we will work hand in hand with our borrowers to support them, allowing flexibility in our terms as appropriate, and we expect owners to support their businesses with additional equity where possible.

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future. The pandemic may result in a negative impact on cash flows earned by us during the coming quarters, which may result in a material adverse effect on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of March 31, 2021, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2021, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot reasonably quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a negative impact an cash flows earned by us during the second quarter of 2021, which would result in a material adverse effect on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

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

Recent Developments

For the period April 1, 2021 through May 10, 2021, we contributed an additional set of assets, which included one existing issuer of senior secured debt facilities to STRS JV.

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

Investment Income

Investment income for the three months ended March 31, 2021 totaled $18.0 million, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. This compares to investment income for the three months ended March 31, 2020 of $14.5 million. The increase in net investment income for the year-over-year period was primarily attributable to higher accelerated accretion income recognized due to higher repayment activity and higher investment income generated from STRS JV. Investment income for the three months ended March 31, 2021 and 2020 included $0.7 million and $0.3 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, excluding excise tax, totaled $10.2 million and $8.3 million for the three months ended March 31, 2021 and 2020, respectively.

Interest expense totaled $3.8 million and $3.7 million for the three months ended March 31, 2021 and 2020, respectively. The increase was primarily due to higher borrowing base, partially offset by interest rates resulting from a decrease in LIBOR.

Base management fees totaled $3.3 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. Performance-based incentive fees totaled $2.0 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase in performance-based incentive fees was mainly attributable to an increase in pre-incentive fee net investment income as well as a $0.1 million capital gains incentive fee accrual, which was driven by gains recognized in the portfolio in the current period.

Administrative service fees for the three months ended March 31, 2021 and 2020 totaled $0.2 million and $0.2 million, respectively.

General and administrative expenses were $0.8 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2021 and 2020, we accrued a net excise tax expense of $0.2 million and $0.2 million, respectively, for U.S. federal excise tax.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2021 and 2020 (in millions):

	Three months ended March 31,
	2021	2020
AG Kings Holdings Inc.(1)	$7.5	$-
BW Gas & Convenience Holdings, LLC	0.2	-
Drew Foam Companies Inc	(0.1)	-
Fluent, LLC	-	0.2
Geo Logic Systems Ltd.	-	*
Mikawaya Holdings, LLC	-	*
RCKC Acquisitions LLC	*	-
Road Safety Services, Inc.	*	-
Tax Slayer, LLC	*	-
Vero Parent, Inc.	0.5	0.3
Westrock Coffee Company, LLC	-	*
WH Lessor Corp.	-	*
Net realized gains	$8.2	$0.5

*	Rounds to less than 0.1. Totals may not foot due to rounding.

(1)	Escrow receivable amounts were recognized in connection with realization events.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Gross unrealized appreciation on investments	$5.4	$0.2
Gross unrealized depreciation on investments	(3.6)	(28.3)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(9.3)	(0.1)
Total	$(7.5)	$(28.2)

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

Our operating activities provided cash and cash equivalents of $66.0 million during the three months ended March 31, 2021, primarily from the net proceeds received from realizations and repayments on our investments partially offset by acquisition of investments as well and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $57.5 million during the three months ended March 31, 2021, primarily due to the payment of distributions to stockholders.

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

As of March 31, 2021, we had cash and cash equivalent resources of $24.5 million, including $16.8 million of restricted cash. As of the same date, we had approximately $70.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2020, we had cash and cash equivalent resources of $15.9 million, including $7.9 million of restricted cash. As of the same date, we had $19.8 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of March 31, 2021, STRS JV had total assets of $193.7 million. STRS JV’s portfolio consisted of debt investments in 22 portfolio companies as of March 31, 2021. As of March 31, 2021, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $61.0 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests and subordinated notes. As of March 31, 2021, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $11.1 million and $44.5 million as of March 31, 2021, respectively. As of the same date, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $3.9 million and $15.5 million was unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021	December 31, 2020
Total investments(1)	$185,734	$174,552
Weighted average effective yield on total portfolio(2)	8.1%	7.9%
Number of portfolio companies in STRS JV	22	20
Largest portfolio company investment(1)	13,557	$13,511
Total of five largest portfolio company investments (1)	60,953	$60,252

(1)	At fair value.

(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

Investments consisted of the following (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$187,810	$185,734	$96,910	97,260
Total	$187,810	$185,734	$96,910	97,260

The following table shows the portfolio composition by industry grouping at fair value (dollars in thousands):

	March 31, 2021		December 31, 2020
Advertising	$9,282	5.0%	$9,256	5.3%
Application Software	6,666	3.6	—	—
Automotive Retail	6,319	3.4	—	—
Building Products	16,808	9.0	19,754	11.3
Construction & Engineering	24,541	13.2	19,815	11.4
Data Processing & Outsourced Services	11,203	6.0	11,130	6.4
Diversified Support Services	10,429	5.6	10,230	5.9
Environmental & Facilities Services	6,233	3.4	6,248	3.6
Human Resource & Employment Services	11,434	6.2	11,549	6.6
Industrial Machinery	9,771	5.3	9,886	5.7
Insurance Brokers	—	—	7,838	4.5
Internet & Direct Marketing Retail	13,556	7.3	13,571	7.7
Investment Banking & Brokerage	10,934	5.9	11,076	6.3
IT Consulting & Other Services	11,692	6.3	—	—
Packaged Foods & Meats	25,167	13.5	24,577	14.1
Personal Products	4,348	2.3	4,232	2.4
Systems Software	—	—	8,110	4.6
Technology Hardware, Storage & Peripherals	7,351	4.0	7,340	4.2
Total	$185,734	100.0%	$174,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2021 and December 31, 2020 and selected statement of operations information for the three months ended March 31, 2021 and March 31, 2020.

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

On November 22, 2019, the terms of the Credit Facility were amended to, among other things, (i) extend the maturity date from December 29, 2021 to November 22, 2024; (ii) increase the size of the facility from $200 million to $250 million with an additional $100 million accordion feature, which allows for the expansion of the borrowing limit, exercisable in increments of at least $35 million, or the Commitment; (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.

On December 21, 2020, the terms of the Credit Facility were amended to, among other things, (i) increases the minimum funding amount from $175 million to $200 million, (ii) increase the size of the facility from $250 million to $285 million and retains an accordion feature which allows for the expansion of the borrowing limit up to $350 million and (iii) provide for the implementation of certain changes relating to the transition away from the LIBOR in the market.

On April 28, 2021, the terms of the Credit Facility were amended to, among other things, enable WhiteHorse Credit to borrow in British Pounds or Euros.

As of March 31, 2021, there was $214.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $70.4 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $537.6 million as of March 31, 2021.

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

Advances under the Credit Facility are based on the three-month LIBOR (or another applicable interest rate benchmark for loans denominated in foreign currencies) plus an annual spread of 2.50%. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2024.

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

At-the-Market Offering

On March 15, 2021, we entered into an equity distribution agreement (the “Equity Distribution Agreement”) with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent (the “Sales Agent”), in connection with the sale of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with an aggregate offering price of up to $35 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us (the “ATM Offering”). Actual sales will depend on a variety of factors to be determined by us from time to time, including, market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes.

Portfolio Investments and Yield

As of March 31, 2021, our investment portfolio consisted primarily of senior secured loans across 90 positions in 62 companies with an aggregate fair value of $617.0 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with three fixed-rate loan investments representing 0.4% based on fair value. As of March 31, 2021, our portfolio had an average investment size of $6.4 million based on fair value (average debt investment size of $7.1 million), with investment sizes ranging from zero to $24.2 million and a weighted average effective yield of 9.7% (and a weighted average effective yield on income-producing debt investments of 9.6%).

As of December 31, 2020, our investment portfolio consisted primarily of senior secured loans across 98 positions in 67 companies with an aggregate fair value of $690.7 million. As of that date, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with two fixed-rate loan investments representing 0.2% based on fair value. As of December 31, 2020, our portfolio had an average investment size of $6.6 million (average debt investment size of $7.3 million), with investment sizes ranging from zero to $23.5 million and a weighted average effective yield of 9.4% (and a weighted average effective yield on income-producing debt investments of 9.9%).

For the three months ended March 31, 2021, we invested $72.4 million in new and existing portfolio companies, offset by repayments and sales of $149.6 million. Proceeds from sales totaled $56.2 million while repayments included $3.1 million of scheduled repayments and $90.5 million of unscheduled repayments

For the three months ended March 31, 2020, we invested $27.6 million in new and existing portfolio companies, offset by repayments and sales of $33.5 million. Proceeds from sales totaled $21.0 million while repayments included $3.1 million of scheduled repayments and $9.4 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	March 31, 2021		December 31, 2020
Investment Performance Rating	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
	(Dollars in Millions)		(Dollars in Millions)
1	$135.4	21.9%	$153.3	22.2%
2	385.1	62.4	422.1	61.1
3	86.8	14.1	103.7	15.0
4	9.7	1.6	4.0	0.6
5	—	—	7.6	1.1
Total Portfolio	$617.0	100.0%	$690.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2021 and December 31, 2020, we had commitments to fund approximately $21.4 million and $19.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During both three months ended March 31, 2021 and March 31, 2020, we declared to stockholders distributions of $0.355 per share, for total distributions of $7.3 million.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2021, we estimate that distributions to stockholders included $7.3 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2020 and current earnings for the three months ended March 31, 2021. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2021 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2021 is as follows:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

	(Dollars in millions)
Credit Facility	$214.6	$—	$—	$214.6	$—
2023 Private Notes	30.0	—	30.0	—	—
2025 Private Notes	40.0	—	—	40.0	—
2026 Private Notes	10.0	—	—	—	10.0
2027 Private Notes	10.0	—	—	—	10.0
2025 Public Notes	35.0	—	—	35.0	—
Total contractual obligations	$339.6	$—	$30.0	$289.6	$20.0

As of March 31, 2021, we had $70.4 million of unused borrowing capacity under the Credit Facility.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring in accordance with our valuation procedures.

•	Preliminary valuation conclusions are then documented and discussed with our investment committee and our investment adviser.

•	The audit committee of our board of directors reviews these preliminary valuations, and on a quarterly basis, reviews the bases of the valuations by our investment adviser and the independent valuation firms.

•	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

•	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase(Decrease) in	Increase(Decrease) in
	Interest	Interest	Net
Basis Point Increase(Decrease)	Income	Expense	Increase(Decrease)
(100)	$(318)	$(417)	$99
100	1,534	2,146	(612)
200	7,203	4,291	2,912
300	13,196	6,437	6,759
400	19,189	8,583	10,606
500	25,181	10,728	14,453

As of March 31, 2021, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

For a discussion of the risks associated with the discontinuation of LIBOR, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital” in our annual report on Form 10-K for the year ended December 31, 2020.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. During the three months ended March 31, 2021 and 2020, we recognized a realized gain of $0 and $6,000 and an unrealized loss of $1,000 and $1,000, respectively, in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our Notes to consolidated financial statements.

In addition, the COVID-19 pandemic has resulted in a decrease in LIBOR and a general reduction of certain interest rates by the U.S. Federal Reserve and other central banks. A continued decline in interest rates, including LIBOR has resulted in, and could continue to result in a reduction of our gross investment income. In addition, our net investment income could also decline if such decreases in LIBOR are not offset by, among other things, a corresponding increase in the spread over LIBOR in our portfolio investments, a decrease in our operating expenses or a decrease in the interest rates of our liabilities that are tied to LIBOR. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Developments.”

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

Part II. Other Information

Item 1. Legal Proceedings

Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, each of WhiteHorse Finance, WhiteHorse Advisers and WhiteHorse Administration is currently not a party to any material legal proceeding.

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through credit facilities and issuance of public and private notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of March 31, 2021, our total outstanding indebtedness was $339.6 million and our asset coverage was 192.6%.

The amount of leverage that we employ will depend on WhiteHorse Advisers’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under our existing indebtedness or to obtain other credit at all or on terms acceptable to us. For information regarding a reduction in the asset coverage ratio applicable to us, see Item 1A. Risk Factors -- “The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us” in our most recent Annual Report on Form 10-K.

In addition, the terms governing our existing indebtedness and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our ability to be subject to tax as a RIC.

The instruments governing our existing indebtedness contain terms and conditions for senior unsecured notes issued in a private placement, including minimum stockholders’ equity, minimum asset coverage ratio, maximum debt to equity ratio and prohibitions on certain fundamental changes of the Company or any subsidiary guarantor. These instruments also contain customary events of default with customary cure and notice periods, including, without limitation, nonpayment, incorrect representation in any material respect, breach of covenant, cross-default under other indebtedness of the Company or certain significant subsidiaries, certain judgements and orders, and certain events of bankruptcy.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of March 31, 2021, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2021 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2021. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of March 31, 2021 (1)	(20.7)%	(10.9)%	(1.1)%	8.7%	18.5%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(35.5)%	(21.1)%	(6.6)%	7.8%	22.2%

(1)	Assumes $670.5 million in total assets, $339.6 million in debt outstanding and $314.3 million in net assets as of March 31, 2021, and an average cost of funds of 3.9%, which is our weighted average borrowing cost as of March 31, 2021.

(2)	Assumes $959.6 million in total assets, $628.7 million in debt outstanding and $314.3 million in net assets as of March 31, 2021, and an average cost of funds of 3.3%, which would be our weighted average borrowing cost assuming 150% asset coverage as of March 31, 2021.

Based on our outstanding indebtedness of $314.3 million as of March 31, 2021 and an average cost of funds of 2.69%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625%, which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.1% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $959.6 million on an assumed 150% asset coverage ratio and an average cost of funds of 2.69%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625% which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.3% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1

Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, the Company, as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 30, 2021).

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

WhiteHorse Finance, Inc.

Dated: May 10, 2021	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2021	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)