Form 10-Q
period 2021-06-30
WhiteHorse Finance, Inc.
filed 2021-08-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 4, 2021 the Registrant had 20,841,977 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$602,576	$623,777
Non-controlled affiliate company investments	6,008	15,717
Controlled affiliate company investments	61,891	51,241
Total investments, at fair value (amortized cost $678,680 and $695,429, respectively)	670,475	690,735
Cash and cash equivalents	10,329	8,062
Restricted cash and cash equivalents	7,037	7,549
Restricted foreign currency (cost of $378 and $319, respectively)	397	333
Interest and dividend receivable	7,076	6,532
Amounts receivable on unsettled investment transactions	1,021	4,717
Escrow receivable	2,236	—
Prepaid expenses and other receivables	1,154	1,061
Total assets	$699,725	$718,989

Liabilities
Debt	$358,719	$384,880
Distributions payable	7,357	7,294
Management fees payable	3,357	3,354
Incentive fees payable	6,994	6,117
Amounts payable on unsettled investment transactions	—	497
Interest payable	1,848	1,870
Accounts payable and accrued expenses	1,437	1,708
Advances received from unfunded credit facilities	392	372
Total liabilities	380,104	406,092

Commitments and contingencies (See Note 8)

Net assets
Common stock, 20,722,596 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	21
Paid-in capital in excess of par	302,711	300,002
Accumulated earnings	16,889	12,874
Total net assets	319,621	312,897
Total liabilities and total net assets	$699,725	$718,989

Number of shares outstanding	20,722,596	20,546,032
Net asset value per share	$15.42	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Investment income
From non-controlled/non-affiliate company investments
Interest income	$14,148	$12,145	$28,960	$25,284
Fee income	350	539	1,121	830
Dividend income	65	30	109	79
From non-controlled affiliate company investments
Dividend income	717	263	967	538
From controlled affiliate company investments
Interest income	738	606	1,457	1,231
Dividend income	1,325	240	2,699	393
Total investment income	17,343	13,823	35,313	28,355

Expenses
Interest expense	3,811	3,223	7,613	6,891
Base management fees	3,357	2,950	6,701	6,042
Performance-based incentive fees	2,628	1,311	4,670	1,752
Administrative service fees	170	171	341	342
General and administrative expenses	875	730	1,696	1,610
Total expenses	10,841	8,385	21,021	16,637
Net investment income before excise tax	6,502	5,438	14,292	11,718
Excise tax	402	198	592	376
Net investment income after excise tax	6,100	5,240	13,700	11,342

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(555)	(77)	7,605	433
Non-controlled-affiliate company investments	—	—	—	—
Foreign currency transactions	(4)	70	(3)	67
Foreign currency forward contracts	(4)	(6)	(4)	—
Net realized gains (losses)	(563)	(13)	7,598	500
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	4,407	15,841	(2,568)	(6,355)
Non-controlled affiliate company investments	755	871	321	(1,130)
Controlled affiliate company investments	(149)	1,111	(269)	(2,842)
Translation of assets and liabilities in foreign currencies	(40)	(237)	(102)	343
Foreign currency forward contracts	1	(2)	—	(3)
Net change in unrealized appreciation (depreciation)	4,974	17,584	(2,618)	(9,987)
Net realized and unrealized gains (losses) on investments	4,411	17,571	4,980	(9,487)
Net increase in net assets resulting from operations	$10,511	$22,811	$18,680	$1,855

Per Common Share Data
Basic and diluted earnings per common share	$0.51	$1.11	$0.91	$0.09
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	20,626,340	20,546,032	20,589,159	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

			Paid-in	Accumulated
			Capital in	Undistributed
	Common Stock		Excess of	(Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with at-the-market offering	37,803	—	590	—	590
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,600	7,600
Net realized gains (losses) on investments	—	—	—	8,161	8,161
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,592)	(7,592)
Distributions declared	—	—	—	(7,307)	(7,307)
Balance at March 31, 2021	20,583,835	$21	$300,592	$13,736	$314,349
Stock issued in connection with at-the-market offering	124,252	—	1,894	—	1,894
Stock issued in connection with dividend reinvestment plan	14,509	—	225	—	225
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,100	6,100
Net realized gains (losses) on investments	—	—	—	(563)	(563)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,974	4,974
Distributions declared	—	—	—	(7,358)	(7,358)
Balance at June 30, 2021	20,722,596	$21	$302,711	$16,889	$319,621

			Paid-in	Accumulated
			Capital in	Undistributed
	Common Stock		Excess of	(Overdistributed)	Total Net
	Shares	Par amount	Par	Earnings	Assets
Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,102	6,102
Net realized gains (losses) on investments	—	—	—	513	513
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(27,571)	(27,571)
Distributions declared	—	—	—	(7,294)	(7,294)
Balance at March 31, 2020	20,546,032	$21	$300,744	$(16,060)	$284,705

Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	5,240	5,240
Net realized gains (losses) on investments	—	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	17,584	17,584
Distributions declared	—	—	—	(7,294)	(7,294)
Balance at June 30, 2020	20,546,032	$21	$300,744	$(543)	$300,222

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$18,680	$1,855
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Paid-in-kind income	(686)	(483)
Net realized gains on investments	(7,605)	(433)
Net unrealized (appreciation) depreciation on investments	2,517	10,328
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	102	(343)
Net unrealized depreciation on foreign currency forward contracts	—	3
Accretion of discount	(3,505)	(1,461)
Amortization of deferred financing costs	661	511
Acquisition of investments	(190,795)	(66,942)
Proceeds from principal payments and sales of portfolio investments	169,565	54,633
Proceeds for sales of portfolio investments to STRS JV	49,774	46,651
Net changes in operating assets and liabilities:
Interest and dividend receivable	(544)	110
Escrow receivable	(1,241)	—
Prepaid expenses and other receivables	(93)	7,156
Amounts receivable on unsettled investment transactions	3,696	63
Amounts payable on unsettled investment transactions	(497)	4,899
Management fees payable	3	(110)
Incentive fees payable	877	(821)
Accounts payable and accrued expenses	268	(598)
Interest payable	(22)	(359)
Advances received from unfunded credit facilities	20	(125)
Net cash provided by operating activities	40,635	54,534

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	2,483	—
Borrowings	106,818	74,095
Repayments of debt	(133,701)	(120,694)
Deferred financing costs	(46)	—
Distributions paid to common stockholders, net of distributions reinvested	(14,376)	(14,588)
Net cash used in financing activities	(38,822)	(61,187)
Effect of exchange rate changes on cash	4	(7)
Net change in cash, cash equivalents and restricted cash	1,817	(6,660)
Cash, cash equivalents and restricted cash at beginning of period	15,946	27,546
Cash, cash equivalents and restricted cash at end of period	$17,763	$20,886

Supplemental disclosure of cash flow information:
Interest paid	$6,979	$6,753
Non-cash exchanges of investments	10,920	18,411

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	June 30,
	2021	2020
Cash and cash equivalents	$10,329	$2,263
Restricted cash and restricted foreign currency	7,434	18,623
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$17,763	$20,886

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
SmartSign Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50%	08/21/20	10/11/24	7,705	$7,583	$7,705	2.41%
							7,705	7,583	7,705	2.41
Air Freight & Logistics
Access USA Shipping, LLC	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	02/08/19	02/08/24	5,083	5,043	5,083	1.59
							5,083	5,043	5,083	1.59
Application Software
Atlas Purchaser, Inc. (dba Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	9.75%	05/06/21	05/06/29	15,000	14,558	14,558	4.55
Connexity, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.50%	10.00%	05/21/20	05/21/25	9,454	9,234	9,454	2.96
Newscycle Solutions, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	3,229	3,202	3,217	1.01
Newscycle Solutions, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	169	168	168	0.05
TaxSlayer LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/31/20	12/31/26	6,779	6,655	6,655	2.08
TaxSlayer LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	12/31/20	12/31/26	—	—	—	—
							34,631	33,817	34,052	10.65
Automotive Retail
Team Car Care Holdings, LLC(12)	First Lien Secured Term Loan	1.02%	Base rate+ 7.99%	9.01%	02/26/18	02/23/23	15,678	15,561	15,629	4.89
							15,678	15,561	15,629	4.89
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/05/20	11/05/25	7,244	7,115	7,118	2.23
LHS Borrower, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	9,567	9,385	9,496	2.97
LHS Borrower, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	—	—	7	—
							16,811	16,500	16,621	5.20
Cable & Satellite
Bulk Midco, LLC(15)	First Lien Secured Term Loan	1.00%	L+ 7.34%	8.34%	06/08/18	06/08/23	15,000	14,913	14,250	4.46
							15,000	14,913	14,250	4.46
Construction & Engineering
SFP Holding, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	09/01/23	2,295	2,246	2,272	0.71
Tensar Corp.	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/20/20	08/20/25	6,965	6,813	6,930	2.17
							9,260	9,059	9,202	2.88
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/30/20	12/29/25	7,960	7,817	7,846	2.45
Claridge Products and Equipment, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	12/30/20	12/29/25	—	—	3	—
							7,960	7,817	7,849	2.45
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/28/19	10/29/26	11,893	11,671	11,299	3.54
							11,893	11,671	11,299	3.54
Consumer Finance
Maxitransfers Blocker Corp	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	8,757	8,580	8,657	2.71
Maxitransfers Blocker Corp(4)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	—	—	9	—
							8,757	8,580	8,666	2.71
Data Processing & Outsourced Services
Escalon Services Inc	First Lien Secured Term Loan	1.00%	L+ 13.50%	14.50% (13.00% Cash + 1.50% PIK)	12/04/20	12/04/25	8,024	7,394	7,661	2.40
FPT Operating Company, LLC/ TLabs Operating Company, LLC	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.25%	12/23/16	06/07/24	24,312	24,095	24,155	7.56
Geo Logic Systems Ltd.(5)(12)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	12/19/19	12/19/24	6,623	4,982	5,236	1.64
Geo Logic Systems Ltd. (5)(7)(13)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	12/19/19	12/19/24	—	—	(2)	—
E-Phoenix Acquisition Co. Inc. (dba Integreon)	First Lien Secured Term Loan	1.00%	L+ 5.75%	6.75%	06/23/21	06/23/27	9,000	8,888	8,888	2.78
							47,959	45,359	45,938	14.38

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Department Stores
Mills Fleet Farm Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/24/18	10/24/24	13,538	$13,308	$13,538	4.24%
							13,538	13,308	13,538	4.24
Distributors
Crown Brands, LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	4,379	4,287	3,673	1.15
Crown Brands, LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	650	650	545	0.17
							5,029	4,937	4,218	1.32
Diversified Chemicals
Sklar Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	11/13/19	05/13/23	7,451	7,335	7,451	2.33
							7,451	7,335	7,451	2.33
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.50%	L+ 7.00%	8.50%	10/16/18	10/16/23	13,174	13,032	13,174	4.12
							13,174	13,032	13,174	4.12
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	11/26/19	11/26/24	12,232	12,059	12,232	3.83
							12,232	12,059	12,232	3.83
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	6,836	6,704	6,704	2.10
LMG Holdings, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	—	—	—	—
							6,836	6,704	6,704	2.10
Health Care Facilities
Epiphany Dermatology	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	3,483	3,415	3,431	1.07
Epiphany Dermatology(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	—	—	2	—
Epiphany Dermatology(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	—	—	14	—
Grupo HIMA San Pablo, Inc.(8)	First Lien Secured Term Loan A	N/A	L+ 9.00%	9.18%	05/05/19	04/30/19	3,855	3,855	2,146	0.67
Grupo HIMA San Pablo, Inc.(8)	First Lien Secured Term Loan B	1.50%	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	7,521	2.35
Grupo HIMA San Pablo, Inc.(8)	Second Lien Secured Term Loan	N/A	L+ 15.75%	15.75% (13.75% Cash + 2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
							21,877	21,805	13,114	4.09
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 8.50%	10.00%	06/14/19	06/14/24	7,326	7,244	7,325	2.29
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 8.50%	10.00%	10/07/20	06/14/24	901	886	901	0.28
DCA Investment Holding, LLC	First Lien Secured Term Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	7,060	6,959	6,959	2.18
DCA Investment Holding, LLC(7)	First Lien Secured Delayed Draw Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	—	—	—	—
Ivy Rehab Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	8,811	8,660	8,811	2.76
Ivy Rehab Holdings LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	—	—	9	—
Ivy Rehab Holdings LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	377	370	398	0.12
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	1,161	1,141	1,153	0.36
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	5,210	5,188	5,210	1.63
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	11/25/20	11/25/25	16,089	15,770	15,903	4.98
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.75%	8.75%	11/25/20	11/25/25	—	—	10	—
							46,935	46,218	46,679	14.60
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (dba Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/26	11,179	10,956	10,956	3.43
PPS CR Acquisition, Inc. (dba Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.25%	8.25%	06/25/21	06/25/24	104	102	102	0.03
							11,283	11,058	11,058	3.46
Home Furnishings
Sure Fit Home Products, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75%	04/12/21	07/13/23	4,982	4,868	4,434	1.39
							4,982	4,868	4,434	1.39
Household Products
The Kyjen Company, LLC (dba Outward Hound)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	11,460	11,297	11,297	3.53
The Kyjen Company, LLC (dba Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	385	379	379	0.12
							11,845	11,676	11,676	3.65
Interactive Media & Services
What If Media Group, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	10/02/19	10/02/24	17,448	17,194	17,356	5.43
							17,448	17,194	17,356	5.43
Internet & Direct Marketing Retail
BBQ Buyer, LLC	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	08/28/20	08/28/25	12,666	12,396	12,878	4.03
Luxury Brand Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/04/20	06/04/26	5,970	5,863	5,970	1.87
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	18,151	17,905	18,151	5.68
							36,787	36,164	36,999	11.58

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	02/28/19	02/28/24	13,163	$13,093	$13,163	4.12%
							13,163	13,093	13,163	4.12
IT Consulting & Other Services
AST-Applications Software Technology LLC	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00% (8.00% Cash + 1.00% PIK)	01/10/17	01/10/23	3,988	3,965	3,988	1.25
Cennox Holdings Limited(5)(13)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	05/04/21	05/04/26	2,880	3,928	3,906	1.22
Cennox Holdings Limited(5)(7)(12)(13)	First lien Secured Revolving Loan	2.50%	L+ 5.33%	7.83%	05/04/21	05/04/26	432	588	586	0.18
Core BTS, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	02/01/21	08/30/25	3,325	3,264	3,289	1.03
Core BTS, Inc.	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	02/01/21	08/30/25	1,663	1,631	1,628	0.51
							12,288	13,376	13,397	4.19
Leisure Facilities
Honors Holdings, LLC(16)	First Lien Secured Term Loan	1.00%	L+ 7.81%	8.81% (8.31% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	9,300	9,156	2.86
Honors Holdings, LLC(16)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.62%	8.62% (8.04% Cash + 0.58% PIK)	09/06/19	09/06/24	4,649	4,606	4,509	1.41
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	8.50%	06/29/20	06/29/25	5,659	5,589	5,571	1.74
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,219	1,196	1,187	0.37
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,218	0.38
							22,235	21,956	21,641	6.76
Leisure Products
PlayMonster LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	6,000	5,882	5,882	1.84
PlayMonster LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	—	—	—	—
							6,000	5,882	5,882	1.84
Office Services & Supplies
American Crafts, L.C.	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	05/28/21	05/28/26	8,500	8,375	8,373	2.62
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	04/12/19	04/12/24	8,795	8,697	8,795	2.75
							17,295	17,072	17,168	5.37
Packaged Foods & Meats
Lenny & Larry's, LLC(17)	First Lien Secured Term Loan	1.00%	L+ 8.41%	9.41% (7.69% Cash + 1.72% PIK)	05/15/18	05/15/23	11,046	10,966	10,554	3.30
							11,046	10,966	10,554	3.30
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	12,475	12,250	12,250	3.83
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	—	—	—	—
							12,475	12,250	12,250	3.83
Property & Casualty Insurance
Policy Services Company, LLC (5)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	03/06/20	05/31/24	6,062	5,851	5,940	1.86
							6,062	5,851	5,940	1.86
Research & Consulting Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	11/25/19	11/25/24	14,527	14,330	14,091	4.41
Nelson Worldwide, LLC	First Lien Secured Term Loan	1.00%	L+ 10.25%	11.25% (10.25% Cash + 1.00% PIK)	01/09/18	01/09/23	10,639	10,558	10,533	3.30
							25,166	24,888	24,624	7.71
Restaurants
LS GFG Holdings Inc.	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00% (7.00% Cash + 2.00% PIK)	11/30/18	11/19/25	10,842	10,155	10,842	3.39
							10,842	10,155	10,842	3.39
Specialized Consumer Services
True Blue Car Wash, LLC	First Lien Secured Term Loan	1.00%	L+ 7.12%	8.12%	10/17/19	10/17/24	4,293	4,236	4,293	1.34
True Blue Car Wash, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.12%	8.12%	10/17/19	10/17/24	2,943	2,913	2,942	0.92
							7,236	7,149	7,235	2.26
Specialized Finance
Golden Pear Funding Assetco, LLC(5)	Second Lien Secured Term Loan	1.00%	L+ 10.50%	11.50%	09/20/18	03/20/24	10,938	10,829	10,938	3.42
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)	Subordinated Note	N/A	L+ 6.50%	6.59%	07/19/19	N/A	49,809	49,809	49,809	15.58
							60,747	60,638	60,747	19.00
Systems Software
IDIG Parent LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	02/17/21	12/15/26	4,263	4,224	4,223	1.32
IDIG Parent LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	02/17/21	12/15/26	—	—	—	—
IDIG Parent LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	02/17/21	12/15/26	—	—	—	—
							4,263	4,224	4,223	1.32

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Arcstor Midco, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	03/16/21	03/16/27	19,451	$19,081	$19,081	5.97%
Source Code Midco, LLC	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.25%	05/04/18	05/04/23	21,700	21,470	21,700	6.79
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	15,155	14,738	14,882	4.66
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	—	—	14	—
							56,306	55,289	55,677	17.42
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	02/24/21	02/24/26	4,167	4,090	4,090	1.28
LINC Systems, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	02/24/21	02/24/26	—	—	—	—
							4,167	4,090	4,090	1.28

Total Debt Investments							659,445	$649,140	$642,360	200.95%

Equity Investments
Data Processing & Outsourced Services
Escalon Services Inc(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	$476	$482	0.15%
								476	482	0.15
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	225	—	164	0.05
								317	164	0.05
Health Care Services
Lab Logistics(4)	Preferred Units	N/A	N/A	N/A	10/29/19	N/A	2	857	905	0.28
								857	905	0.28
Internet & Direct Marketing Retail
BBQ Buyer, LLC(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	2,728	0.85
Ross-Simons Topco, LP(4)	Preferred Units	N/A	N/A	N/A	12/04/20	N/A	600	600	840	0.26
								1,700	3,568	1.11
Investment Banking & Brokerage
Arcole Holding Corp.(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,008	1.88
								6,944	6,008	1.88
IT Consulting & Other Services
CX Holdco LLC(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	660	660	660	0.21
Keras Holdings, LLC(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	496	0.16
								1,156	1,156	0.37
Leisure Facilities
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,955	184	0.06
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	75	0.02
								2,748	259	0.08
Other Diversified Financial Services
SFS Global Holding Company(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,491	1.09
								2,890	3,491	1.09
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	12,452	12,452	12,082	3.78
								12,452	12,082	3.78

Total Equity Investments								$29,540	$28,115	8.79%

Total Investments								$678,680	$670,475	209.74%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2021

(in thousands)

Forward Currency Contracts

		Currency to be	Currency to be		Unrealized	Unrealized
Counterparty		sold	purchased	Settlement date	appreciation ($)	depreciation ($)
Morgan Stanley	C$	86 CAD	$67 USD	07/28/2021	$—	$—
					$—	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

(2)

The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”), or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month USD LIBOR were 0.1%, 0.1% and 0.2%, respectively, as of June 30, 2021. The one, three and six-month GBP LIBOR were all 0.1% as of June 30, 2021. The CDOR and Prime was 0.4% and 3.25%, respectively, as of June 30, 2021.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.

(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 86.5% of total assets as of the date of the consolidated schedule of investments.

(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.

(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2021. See Note 8.

(8)	The investment is on non-accrual status.

(9)	Security is perpetual with no defined maturity date.

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 209.8% of the Company’s net assets or 95.8% of the Company’s total assets, are subject to legal restrictions on sales.

(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

(12)

The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

(13)	Principal amount is non-USD denominated and is based in Canadian dollars or British Pounds.

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.

(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.

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

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

									Fair Value As A
	Spread Above	Interest		Acquisition	Maturity	Principal/ Share	Amortized	Fair	Percentage of Net
Investment Type(1)	Index(2)	Rate(3)		Date(10)	Date	Amount	Cost	Value(11)	Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		10/24/18	10/24/24	13,543	$13,292	$13,272	4.24%
	(1.00% Floor)
Distributors
Crown Brands, LLC
Second Lien Secured Term Loan(20)	L+ 10.50%	12.00%		12/15/20	01/08/26	4,526	4,420	3,621	1.16
	(1.50% Floor)
Second Lien Secured Delayed Draw Loan(20)	L+ 10.50%	12.00%		12/15/20	01/08/26	671	671	537	0.17
	(1.50% Floor)
						5,197	5,091	4,158	1.33
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%		11/13/19	05/13/23	8,882	8,718	8,834	2.82
	(1.00% Floor)
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00% (4.00	%PIK)	01/11/18	01/11/23	6,564	6,422	6,564	2.10
	(1.00% Floor)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.00% (4.00	%PIK)	07/22/19	12/12/22	379	379	379	0.12
	(1.00% Floor)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%		10/16/18	10/16/23	13,353	13,178	13,284	4.25
	(1.50% Floor)
						20,296	19,979	20,227	6.47
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%		11/26/19	11/26/24	13,649	13,428	13,612	4.35
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00%	16.25% (2.00	%PIK)	8/10/16	08/10/21	21,755	8,612	7,600	2.43
	(0.75% Floor)
Superpriority Secured Debtor-In- Possession Term Loan(4)(18)	L+ 10.00%	11.00%		08/26/20	02/08/21	14,222	5,663	14,222	4.55
	(1.00% Floor)
						35,977	14,275	21,822	6.98
Health Care Facilities
Epiphany Dermatology
First Lien Secured Term Loan	L+ 7.50%	8.50%		12/04/20	12/01/25	3,500	3,414	3,414	1.09
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.50%	8.50%		12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 7.50%	8.50%		12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.22%		05/15/19	04/30/19	3,855	3,855	2,613	0.84
First Lien Secured Term Loan B	L+ 9.00%	10.50%		02/01/13	04/30/19	13,511	13,511	9,161	2.93
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00	%PIK)	02/01/13	07/31/18	1,028	1,024	—	—
						21,894	21,804	15,188	4.86
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 7.75%	9.25%		06/14/19	06/14/24	7,422	7,325	7,422	2.37
	(1.50% Floor)
First Lien Secured Term Loan C	L+ 7.75%	9.25%		10/07/20	06/14/24	912	895	895	0.29
	(1.50% Floor)

See notes to consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

									Fair Value As A
	Spread					Principal/			Percentage
	Above	Interest		Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)		Date(10)	Date	Amount	Cost	Value(11)	Assets
Ivy Rehab Holdings LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%		12/04/20	12/04/24	8,855	$8,682	$8,682	2.77%
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.75%	7.75%		12/04/20	12/04/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.75%	7.75%		12/04/20	12/04/25	—	—	—	—
Loan(7)	(1.00% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 7.25%	8.25%		10/16/19	11/19/25	709	693	694	0.22
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.25%	8.25%		10/16/19	09/25/23	5,236	5,209	5,236	1.67
	(1.00% Floor)
PG Dental New Jersey Parent, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%		11/25/20	11/25/25	16,170	15,813	15,814	5.05
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.75%	8.75%		11/25/20	11/25/25	—	—	—	—
	(1.00% Floor)
						39,304	38,617	38,743	12.37
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75%	10.75%		10/26/18	07/13/22	5,229	5,111	4,019	1.28
	(1.00% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%		10/02/19	10/02/24	12,594	12,405	12,594	4.02
	(1.00% Floor)
Internet & Direct Marketing Retail
BBQ Buyer, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%		08/28/20	08/28/25	10,669	10,421	10,563	3.38
	(1.50% Floor)

First Lien Secured Revolving Loan(7)	L+ 8.00%	9.50%		08/28/20	02/28/21	—	—	8	—
	(1.50% Floor)
Luxury Brand Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%		12/04/20	06/04/26	6,000	5,882	5,882	1.88
	(1.00% Floor)
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.75%		07/03/19	07/03/24	18,390	18,099	18,238	5.83
	(1.50% Floor)
						35,059	34,402	34,691	11.09
Investment Banking & brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 7.25%	8.25%		02/28/19	02/28/24	13,598	13,512	13,598	4.35
	(1.00% Floor)
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.00% (1.00	%PIK)	01/10/17	01/10/23	4,019	3,988	4,019	1.28
	(1.00% Floor)
RCKC Acquisitions LLC (dba KSM Consulting LLC)
First Lien Secured Term Loan	L+ 6.25%	7.25%		12/31/20	12/31/26	11,378	11,150	11,150	3.56
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	7.25%		12/31/20	12/31/26	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.25%	7.25%		12/31/20	12/31/22	—	—	—	—
	(1.00% Floor)
						15,397	15,138	15,169	4.84

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

June 30, 2021

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

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, WhiteHorse Advisers is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on February 24, 2021 and intends to continue to affirm the Exclusion on an annual basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WhiteHorse Finance Warehouse, LLC (“WhiteHorse Warehouse”), WHF PMA Holdco Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2021 and December 31, 2020.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2021 or December 31, 2020. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2017 remain subject to examination by the Internal Revenue Service.

As of June 30, 2021 and December 31, 2020, the cost of investments for federal income tax purposes was $682,367 and $701,493 resulting in net unrealized depreciation of $11,893 and $10,758, respectively. This is comprised of gross unrealized appreciation of $10,193 and $16,954, and gross unrealized depreciation of $22,086 and $27,712, on a tax basis, as of June 30, 2021 and December 31, 2020, respectively.

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

The Company maintains an “opt out” dividend reinvestment plan (“DRIP”) for common stockholders. As a result, if the Company declares a distribution or other dividend, stockholders’ cash distributions will be automatically reinvested in additional shares of common stock, unless they specifically “opt out” of the DRIP so as to receive cash distributions.

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

Reclassifications: Certain amounts in the consolidated financial statements have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Recent Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of June 30, 2021, the guidance did not have a material impact on the consolidated financial statements.

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

The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2021 and 2020:

	For the three	For the six
	months ended	months ended
Risk exposure category	June 30, 2021	June 30, 2021
Realized (loss) on forward currency contracts	$(4)	$(4)
Unrealized appreciation on forward currency contracts	1	—

	For the three	For the six
	months ended	months ended
Risk exposure category	June 30, 2020	June 30, 2020
Realized (loss) on forward currency contracts	$(6)	$—
Unrealized (depreciation) on forward currency contracts	(2)	(3)

The value associated with unrealized loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts as of June 30, 2021 were as follows:

	Currency to be		Currency to be		Unrealized	Unrealized
Counterparty	sold		purchased	Settlement date	appreciation ($)	depreciation ($)
Morgan Stanley	C$	86 CAD	$67 USD	07/28/2021	$—	$—
					$—	$—

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2021.

	As of June 30, 2021
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement (1)	Derivatives Available for Offset	Non-cash Collateral Received(2)	Non-cash Collateral Pledged(2)	Cash Collateral Received(2)	Cash Collateral Pledged(2)	Net Amount of Derivative Assets(3)	Net Amount of Derivative Liabilities(4)
Morgan Stanley	$—	$0	$—	$—	$—	$—	$—	$—	$—
Total	$—	$0	$—	$—	$—	$—	$—	$—	$—

(1)	Derivative liabilities subject to master netting agreement amounts to less than one thousand.
(2)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(3)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(4)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$567,983	$562,837	$588,260	$588,580
Second lien secured loans	31,348	29,714	29,371	27,596
Subordinated Note to STRS JV	49,809	49,809	41,073	41,073
Equity (excluding STRS JV)	17,088	16,033	26,457	23,319
Equity in STRS JV	12,452	12,082	10,268	10,167
Total	$678,680	$670,475	$695,429	$690,735

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	June 30, 2021		December 31, 2020
Advertising	$7,705	1.3%	$15,159	2.4%
Agricultural & Farm Machinery	—	—	9,201	1.4
Air Freight & Logistics	5,083	0.8	5,359	0.8
Application Software	34,052	5.6	28,397	4.4
Automotive Retail	15,629	2.6	22,139	3.5
Broadcasting	—	—	4,844	0.8
Building Products	16,621	2.7	19,751	3.1
Cable & Satellite	14,250	2.3	14,250	2.2
Commodity Chemicals	11,299	1.9	10,818	1.7
Communications Equipment	—	—	15,770	2.5
Construction & Engineering	9,202	1.5	26,229	4.1
Construction Materials	7,849	1.3	7,840	1.2
Consumer Finance	8,666	1.4	9,682	1.5
Data Processing & Outsourced Services	46,420	7.6	36,861	5.8
Department Stores	13,538	2.2	13,272	2.1
Distributors	4,218	0.7	4,158	0.7
Diversified Chemicals	7,451	1.2	8,834	1.4
Diversified Support Services	13,338	2.2	20,241	3.2
Education Services	12,232	2.0	13,612	2.1
Electronic Equipment & Instruments	6,704	1.1	—	—
Food Retail	—	—	21,822	3.4
Health Care Facilities	13,114	2.2	15,188	2.4
Health Care Services	47,584	7.8	39,600	6.2
Heavy Electrical Equipment	11,058	1.8	—	—
Home Furnishings	4,434	0.7	4,019	0.6
Household Products	11,676	1.9	—	—
Interactive Media & Services	17,356	2.9	12,594	2.0
Internet & Direct Marketing Retail	40,567	6.7	36,556	5.7
Investment Banking & Brokerage	19,171	3.2	20,046	3.1
IT Consulting & Other Services	14,553	2.4	15,665	2.5
Leisure Facilities	21,900	3.6	20,745	3.2
Leisure Products	5,882	1.0	—	—
Office Services & Supplies	17,168	2.8	10,489	1.6
Other Diversified Financial Services	3,491	0.6	3,498	0.6
Packaged Foods & Meats	10,554	1.7	10,811	1.7
Personal Products	12,250	2.0	11,270	1.8
Property & Casualty Insurance	5,940	1.0	6,115	1.0
Research & Consulting Services	24,624	4.0	32,631	5.1
Restaurants	10,842	1.8	9,779	1.5
Specialized Consumer Services	7,235	1.2	6,363	1.0
Specialized Finance(1)	10,938	1.8	32,707	5.1
Systems Software	4,223	0.7	7,074	1.1
Technology Hardware, Storage & Peripherals	55,677	9.1	36,106	5.7
Trading Companies & Distributors	4,090	0.7	—	—
Total(1)	$608,584	100.0%	$639,495	100.0%

(1) Excludes investments in STRS JV.

As of June 30, 2021, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Geo Logic Systems Ltd., which are domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of June 30, 2021 and December 31, 2020, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.7 years and 3.6 years, respectively.

As of June 30, 2021 and December 31, 2020, the total fair value of non-accrual loans were $9,667 and $11,620, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2021:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Non-controlled affiliates
Arcole Holdings Corp Shares	Equity	$674	$6,448	$—	$—	$—	$(440)	$6,008
NMFC Senior Loan Program I LLC Units	Equity	293	9,269	—	(10,000)	(30)	761	—
Total Non-controlled affiliates		$967	$15,717	$—	$(10,000)	$(30)	$321	$6,008

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$1,457	$41,073	$8,736	$—	$—	$—	$49,809
WHF STRS Ohio Senior Loan Fund LLC*	Equity	2,699	10,167	2,184	—	—	(269)	12,082
Total Controlled affiliates		$4,156	$51,240	$10,920	$—	$—	$(269)	$61,891

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

In July 2019, STRS JV formally launched operations. As of June 30, 2021 and December 31, 2020, STRS JV had total assets of $219,200 and $181,382, respectively. STRS JV’s portfolio consisted of debt investments in 25 and 20 portfolio companies as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $16,931 and $14,593, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $65,744 and $60,252 as of June 30, 2021 and December 31, 2020, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of June 30, 2021 and December 31, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $12,452 and $10,268 and advances of the subordinated notes of $49,809 and $41,073 as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $2,548 and $10,191 were unfunded, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 were unfunded, respectively.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). On January 27, 2021, the terms of the STRS JV Credit Facility were amended to, among other things, increase the size of the STRS JV Credit Facility from $125,000 to $175,000. On April 28, 2021, the terms of the STRS JV Credit Facility were amended and restated to, among other things, enable borrowings in British Pounds or Euros. As of June 30, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR or CDOR plus 2.55%. The final maturity date of the STRS JV Credit Facility is July 19, 2024. As of June 30, 2021, STRS JV had $115,885 of outstanding borrowings under the STRS JV Credit Facility. At June 30, 2021, the effective interest rate on the STRS JV Credit Facility was 2.72% per annum.

Below is a listing of STRS JV’s individual investments as of June 30, 2021:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/21/19	10/11/24	8,708	$8,594	$8,708
SmartSign Holdings LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	10/21/19	10/11/24	—	—	11
							8,708	8,594	8,721
Application Software
TaxSlayer, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	01/21/21	12/31/26	6,779	6,653	6,654
TaxSlayer, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	01/21/21	12/31/26	—	—	—
							6,779	6,653	6,654
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/09/20	11/05/25	7,244	7,117	7,118
LHS Borrower, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	9,567	9,383	9,496
LHS Borrower, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	7
							16,811	16,500	16,621
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	L+ 5.75%	6.75%	12/31/19	09/18/23	6,458	6,347	6,428
Road Safety Services, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 4.75%	8.00%	12/31/19	09/18/23	93	92	106
SFP Holding, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/13/19	09/01/23	6,455	6,454	6,391
SFP Holding, Inc.	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	12/13/19	09/01/23	9,214	9,177	9,122
SFP Holding, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	12/13/19	09/01/23	—	—	(7)
Tensar Corp.	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/24/20	08/20/25	6,965	6,813	6,930
							29,185	28,883	28,970
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	14,280	10,779	11,289
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	—	—	(5)
							14,280	10,779	11,284
Diversified Support Services
Quest Events, LLC(9)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00% (3.87% Cash + 3.13% PIK)	07/19/19	12/28/24	11,969	11,831	9,731
Quest Events, LLC(9)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	935	923	760
							12,904	12,754	10,491
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	6,836	6,699	6,703
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	—	—	—
							6,836	6,699	6,703
Environmental & Facilities Services
WH Lessor Corp.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	6,228	6,137	6,227
WH Lessor Corp.	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	7
							6,228	6,137	6,234
Human Resource & Employment Services
Pluto Acquisition Topco, LLC(8)	First Lien Secured Term Loan	1.50%	L+ 6.31%	7.81%	05/19/20	01/31/24	11,223	11,105	11,223
							11,223	11,105	11,223
Industrial Machinery
FR Flow Control CB LLC	First Lien Secured Term Loan B	1.00%	L+ 5.50%	6.50%	07/19/19	06/28/26	6,815	6,717	6,815
							6,815	6,717	6,815
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	15,420	15,203	15,385
Marlin DTC-LS Midco 2, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	—	—	13
							15,420	15,203	15,398
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	7,648	7,536	7,648
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	2,690	2,671	2,690
							10,338	10,207	10,338
IT Consulting & Other Services
Cennox, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	4,046	3,965	3,967
Cennox, Inc.	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,060	7,907	7,910
Cennox, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	—	—	1
KSM Consulting LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	11,321	11,111	11,113
KSM Consulting LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	—	—	(29)
KSM Consulting LLC(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	604	593	594
							24,031	23,576	23,556
Packaged Foods & Meats
Mikawaya Holdings, LLC	First Lien Secured Term Loan	1.25%	L+ 5.50%	6.75%	02/18/20	01/29/25	3,042	2,997	3,042
Poultry Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25% (6.75% Cash + 1.50% PIK)	10/21/19	06/28/25	7,808	7,700	7,028
Stella & Chewy's	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/29/20	12/16/25	5,313	5,217	5,218
Stella & Chewy's(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	12/29/20	12/16/25	1,905	1,887	1,860
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 9.00%	10.50% (9.75% Cash + 0.75% PIK)	03/20/20	02/28/25	9,191	9,107	9,007
							27,259	26,908	26,155
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50% (7.00% Cash + 0.50% PIK)	10/21/19	08/13/24	4,816	4,722	4,695
Sunless, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	10/21/19	08/13/24	—	—	(16)
							4,816	4,722	4,679
Systems Software
IDIG Parent LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/25/21	12/15/26	4,262	4,220	4,223
IDIG Parent LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/25/21	12/15/26	—	—	—
							4,262	4,220	4,223
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,385	7,271	7,311
PS Lightwave, Inc.(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	8
							7,385	7,271	7,319
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/22/21	02/24/26	4,167	4,084	4,090
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/22/21	02/24/26	—	—	—
							4,167	4,084	4,090

Total Investments							217,447	$211,012	$209,474

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.1% and 0.2%, respectively, as of June 30, 2021. The CDOR was 0.4% as of June 30, 2021.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,040% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

Below is a listing of STRS JV’s individual investments as of December 31, 2020:

	Spread					Principal/
	Above	Interest		Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)		Date(4)	Date	Amount	Cost	Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		10/21/19	10/11/24	8,753	$8,620	$8,710
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%		10/21/19	10/11/24	545	537	546
	(1.00% Floor)					9,298	9,157	9,256
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%		11/09/20	11/24/25	10,079	9,883	9,882
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%		11/09/20	11/05/25	332	325	325
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%		10/09/20	09/30/25	9,689	9,478	9,543
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.75%	7.75%		10/09/20	09/30/25	—	—	4
	(1.00% Floor)					20,100	19,686	19,754
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%		12/13/19	09/01/22	6,483	6,482	6,389
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	7.25%		12/13/19	09/01/22	6,713	6,711	6,610
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%		12/31/19	09/01/22	—	—	(13)
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%		11/24/20	08/20/25	7,000	6,829	6,829
	(1.00% Floor)					20,196	20,022	19,815
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan(7)	L+ 6.24%	7.25%		01/22/20	12/19/24	14,466	10,894	11,133
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.24%	7.25%		01/22/20	12/19/24	—	—	(3)
	(1.00% Floor)					14,466	10,894	11,130
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%		07/19/19	12/28/24	11,649	11,490	9,470
	(1.00% Floor)	(3.50	%PIK)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%		07/19/19	12/28/24	935	922	760
	(1.00% Floor)	(3.50	%PIK)			12,584	12,412	10,230

	Spread					Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	11/24/25	6,259	$6,155	$6,239
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	9
	(1.00% Floor)				6,259	6,155	6,248
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,549	11,405	11,549
	(1.50% Floor)				11,549	11,405	11,549
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,269	7,154	7,088
	(1.00% Floor)	7.00%	07/19/19	06/28/26
First Lien Secured Term Loan C	L+ 6.00%				2,870	2,825	2,798
	(1.00% Floor)				10,139	9,979	9,886
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/05/19	11/05/24	7,838	7,718	7,838
	(1.00% Floor)				7,838	7,718	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	13,577	13,373	13,501
	(1.00% Floor)	6.50%	07/19/19	07/01/25
First Lien Secured Revolving Loan	L+ 5.50%				—	—	10
	(1.00% Floor)				13,577	13,373	13,511
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	8,194	8,059	8,194
	(1.00% Floor)	8.00%	05/19/20	05/15/25
First Lien Secured Delayed Draw Loan	L+ 7.00%				2,882	2,859	2,882
	(1.00% Floor)				11,076	10,918	11,076
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.00%	02/18/20	01/29/25	3,057	3,007	3,057
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,728	7,606	7,265
	(1.00% Floor)

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
Stella & Chewy's
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/29/20	12/16/25	5,312	$5,206	$5,206
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.50%	7.50%	12/29/20	12/16/25	—	—	—
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.75%	03/20/20	02/28/25	9,234	9,137	9,049
	(1.50% Floor)	(1.00%PIK)			25,331	24,956	24,577
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	4,828	4,734	4,345
	(1.00% Floor)	(0.50%PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	—	—	(113)
	(1.00% Floor)				4,828	4,734	4,232
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/01/24	8,110	8,001	8,110
	(1.00% Floor)				8,110	8,001	8,110
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	7,435	7,306	7,334
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	6
	(1.50% Floor)				7,435	7,306	7,340
Total Investments					182,786	$176,716	$174,552

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31, 2020. The CDOR was 0.5% as of December 31, 2020.

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,030% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.

(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

(7)	Principal is denominated in Canadian dollars.

(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

As of June 30, 2021 and 2020, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $17,545, and $10,862 under delayed draw term loan commitments and undrawn revolvers as of June 30, 2021 and December 31, 2020, respectively.

Below is certain summarized financial information for STRS JV as of June 30, 2021 and December 31, 2020 and for the three and six month periods ended June 30, 2021 and June 30, 2020 (dollars in thousands):

Selected Balance Sheet Information	June 30, 2021	December 31, 2020
Assets:
Investments, at fair value (amortized cost of $211,012 and $176,716, respectively)	$209,474	$174,552
Cash and cash equivalents	8,930	5,947
Other assets	796	883
Total assets	$219,200	$181,382
Liabilities:
Credit facility	$114,130	$94,260
Note payable to members	83,016	68,456
Interest payable on credit facility	222	189
Interest payable on notes to members	1,228	1,136
Other liabilities	470	396
Total liabilities	$199,066	$164,437
Members’ equity	20,134	16,945
Total liabilities and members’ equity	$219,200	$181,382

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest and fee income	$3,980	$3,170	$8,582	$5,547
Total investment income	$3,980	$3,170	$8,582	$5,547
Interest expense on credit facility	971	837	1,958	1,601
Interest expense on notes to members	1,228	1,146	2,426	2,188
Administrative fee	103	77	195	136
Other expenses	112	162	229	274
Total expenses	$2,414	$2,222	$4,808	$4,199
Net investment income	1,566	948	3,774	1,348
Net realized gains/(losses) on investments and foreign currency transactions	8	28	(59)	(16)
Net change in unrealized appreciation/(depreciation) on investments and foreign currency translation	384	1,278	334	(5,413)
Net increase/(decrease) in net assets resulting from operations	$1,958	$2,254	$4,049	$(4,081)

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2021 and year ended December 31, 2020, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$562,837	$562,837
Second lien secured loans	—	—	29,714	29,714
Subordinated Note to STRS JV	—	—	49,809	49,809
Equity (excluding STRS JV)	—	—	16,033	16,033
Equity in STRS JV(1)	—	—	—	12,082
Total investments	$—	$—	$658,393	$670,475

The Company’s investments in forward currency contracts, which were valued at $0 as of June 30, 2021, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$589,717	$589,717
Second lien secured loans	—	—	27,059	27,059
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	22,719	22,719
Equity in STRS JV(1)	—	—	—	10,167
Total investments	$—	$—	$680,568	$690,735

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$522,620	$15,028	$—	$44,529	$23,899	$606,076
Funding of investments	103,195	14,550	—	5,280	660	123,685
Non-cash interest income	191	1	—	—	—	192
Accretion of discount	944	25	—	—	(25)	944
Proceeds from paydowns and sales	(66,590)	(85)	—	—	(9,442)	(76,117)
Realized gains (losses)	8	—	—	—	(563)	(555)
Net unrealized appreciation (depreciation)	2,469	195	—	—	1,504	4,168
Fair value, end of period	$562,837	$29,714	$—	$49,809	$16,033	$658,393
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2021	$2,601	$194	$—	$—	$1,043	$3,838

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	175,252	14,550	331	8,736	660	199,529
Non-cash interest income	684	2	—	—	—	686
Accretion of discount	3,434	96	—	—	(25)	3,505
Proceeds from paydowns and sales	(207,816)	(12,670)	(331)	—	(9,442)	(230,259)
Realized gains (losses)	8,168	—	—	—	(563)	7,605
Net unrealized (depreciation) appreciation	(5,465)	140	—	—	2,084	(3,241)
Fair value, end of period	$562,837	$29,714	$—	$49,809	$16,033	$658,393
Change in unrealized appreciation (depreciation)on investments still held as of June 30, 2021	$3,901	$195	$—	$—	$1,323	$5,419

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended June 30, 2020:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$447,991	$53,786	$36,537	$13,257	$551,571
Funding of investments	36,497	—	4,536	2,808	43,841
Non-cash interest income	175	—	—	—	175
Accretion of discount	750	27	—	—	777
Proceeds from paydowns and sales	(48,597)	(24,794)	—	—	(73,391)
Realized losses	(77)	—	—	—	(77)
Net unrealized appreciation (depreciation)	16,982	949	—	(1,219)	16,712
Fair value, end of period	$453,721	$29,968	$41,073	$14,846	$539,608
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2020	$14,736	$453	$—	$(1,219)	$13,970

The following table presents the changes in investments measured at fair value using Level 3 inputs for the six months ended June 30, 2020:

	First Lien	Second Lien	Subordinated
	Secured	Secured	Notes to STRS		Total
	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$477,875	$62,155	$26,344	$15,898	$582,272
Funding of investments	64,137	—	14,729	2,808	81,674
Non-cash interest income	483	—	—	—	483
Accretion of discount	1,329	114	—	18	1,461
Proceeds from paydowns and sales	(86,558)	(32,404)	—	(18)	(118,980)
Realized gains	277	—	—	—	277
Net unrealized (depreciation) appreciation	(3,822)	103	—	(3,860)	(7,579)
Fair value, end of period	$453,721	$29,968	$41,073	$14,846	$539,608
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2020	$(3,825)	$105	$—	$(3,860)	$(7,580)

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

Quantitative information about Level 3 fair value measurements is as follows:

Investment Type	Fair Value as of June 30, 2021	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
First lien secured loans	$315,581	Discounted cash flows	Discount rate	4.7% – 18.6% (8.7%)
			Exit EBITDA multiple	5.5x – 15.0x (8.0x)
	9,667	Guideline public companies	LTM EBITDA multiple	4.0x
	137,716	Recent transaction	Transaction price	97.2 – 99.3 (98.3)
	89,031	Discounted cash flows, recent transaction, guideline public companies and consensus market pricing	Discount rate	6.3% – 16.6% (9.3%)
			Market pricing	100.5
			Transaction price	92.9 – 98.5 (97.7)
			Exit EBITDA multiple	6.0x – 14.1x (8.7x)
	10,842	Expected repayment
	$562,837

Second lien secured loans	$15,156	Discounted cash flows	Discount rate	10.4% – 19.7% (13.3%)
			Exit EBITDA multiple	6.5x
	14,558	Recent transaction	Transaction price	97.1
	$29,714

Subordinated Note to STRS JV	$49,809	Enterprise value	–	–
	$49,809

Preferred Equity	$905	Similar transactions	LTM EBITDA multiple	8.0x
	840	Discounted cash flows and Guideline public companies	Discount rate	16.0%
			Exit EBITDA Multiple	8.3x
			LTM EBITDA Multiple	11.8x
			NFY EBITDA Multiple	8.6x
			Discount for lack of marketability	12.5%
	$1,745

Common Equity	$2,912	Discounted cash flows	Discount rate	15.8% – 20.4% (16.1%)
			Exit EBITDA Multiple	8.2x – 8.6x (8.2x)
			Discount for lack of marketability	10.0% – 15.0% (10.3%)
	6,008	Discounted cash flows and Guideline public companies	Discount rate	20.0%
			Exit EBITDA Multiple	10.0x
			NFY EBITDA Multiple	9.4x
	164	Similar transactions	LTM EBITDA Multiple	6.0x
	1,156	Recent transaction	Transaction price	$1.00 per share
	$10,240

Warrant	$4,048	Discounted cash flows, Recent transaction and Option-pricing method	Discount rate	20.4% – 41.9% (28.8%)
			Exit EBITDA multiple	5.5x – 8.6x (5.7x)
			Volatility	3.3% – 7.1% (3.4%)
			Discount for lack of marketability	10.0% – 15.0% (10.7%)
			Transaction price	$0.67 per share
	$4,048

Total Level 3 Investments	$658,393

	Fair Value at
	December 31,	Valuation	Unobservable
Investment Type	2020	Techniques	Inputs	Range (Weighted Average)
First lien secured loans	$391,704	Discounted cash flows	Discount rate	7.2% – 16.6% (9.7)%
			Exit EBITDA
			multiple	3.0x – 15.0x (7.5x)
		Guideline public companies	LTM EBITDA
	11,774		multiple	6.3 x
	142,031	Recent transaction	Transaction price	97.0 – 99.0 (97.9)
		Discounted cash flows,
		recent transaction, guideline
		public companies and
	20,870	consensus market pricing	Discount rate	7.1% – 16.5% (9.6)%
			Market pricing	100.2 – 100.6 (100.4)
			Transaction price	100.0
			Exit EBITDA
			multiple	7.0x – 12.0x (9.3x)
		Other (asset coverage and
	22,201	expected repayment)	—	—
	$588,580
Second lien secured loans	$15,096	Discounted cash flows	Discount rate	12.1% – 20.9% (14.9)%
			Exit EBITDA
			multiple	6.5 x
	12,500	Other (expected repayment)	—	—
	$27,596
Subordinated Note to STRS JV	$41,073	Enterprise value	—	—
	$41,073
			LTM EBITDA
Preferred Equity	$857	Similar transactions	multiple	8.0 x
	600	Recent transaction	Transaction price	$1.0 /s
	$1,457
Common Equity	$10,816	Discounted cash flows	Discount rate	12.5% – 19.8% (13.5)%
			Exit EBITDA
			Multiple	6.7x – 8.6x (7.1x)
			Discount for lack of marketability	2.0% – 15.0% (3.8)%
		Discounted cash flows and
	6,448	Guideline public companies	Discount rate	15.5%
			Exit EBITDA
			Multiple	8.0 x
			Discount for lack
			of marketability	10.0%
			Exit EBITDA
	14	Similar transactions	Multiple	6.0 x
			Discount for lack
			of marketability	15.0%
	496	Recent transaction	Transaction price	$1.0 /s
	$17,774
Warrant	$3,612	Discounted cash flows and	Discount rate	19.1% – 24.7% (24.5)%
			Exit EBITDA
		Option-pricing method	multiple	5.5x – 8.6x (5.6x)
			Volatility	3.0% – 7.8% (3.2)%
			Discount for lack
			of marketability	10.0% – 15.0% (10.2)%
	476	Recent transaction	Transaction price	$1.0 /s
	$4,088
Total Level 3 Investments	$680,568

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

The following table presents the par and fair value of the Company’s borrowings as of June 30, 2021 and December 31, 2020. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “2023 Private Notes”), the 5.375% private notes due 2025 (the “2025 Private Notes”), the 5.375% private notes due 2026 (the “2026 Private Notes”) and the 5.625% private notes due 2027 (the “2027 Private Notes”) were estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Public Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

	Fair	June 30, 2021		December 31, 2020
	Value Level	Par	Fair Value	Par	Fair Value
JPM Credit Facility	3	$238,470	$248,537	$265,246	$272,570
2023 Private Notes	3	30,000	32,234	30,000	32,389
2025 Private Notes	3	40,000	41,135	40,000	41,110
2026 Private Notes	3	10,000	10,236	10,000	10,260
2027 Private Notes	3	10,000	10,268	10,000	10,324
2025 Public Notes	2	35,000	35,824	35,000	36,000
		$363,470	$378,234	$390,246	$402,653

NOTE 6 - BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2021, and December 31, 2020, the Company’s asset coverage for borrowed amounts was 187.9% and 180.2%, respectively.

Total borrowings outstanding and available as of June 30, 2021, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$238,470	$46,530
2023 Private Notes	2023	6.00%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.50%	35,000	—
Total debt			363,470	$46,530
Debt issuance cost			(4,751)
Total debt net issuance cost			$358,719

Total borrowings outstanding and available as of December 31, 2020, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$265,246	$19,754
2023 Private Notes	2023	6.00%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.50%	35,000	—
Total debt			390,246	$19,754
Debt issuance cost			(5,366)
Total debt net issuance cost			$384,880

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

(ii) (iii) increase the size of the facility from $200,000 to $250,000 with an additional $100,000 accordion feature, which allows for the expansion of the borrowing limit, exercisable in increments of at least $35,000 (the “Commitment”); (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.

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

On April 28, 2021, the terms of the Credit Facility were amended and restated to, among other things, enable WhiteHorse Credit to borrow in British Pounds or Euros.

The Credit Facility bears interest at LIBOR plus 2.50% on outstanding USD denominated borrowings. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA, for GBP denominated, plus a spread on outstanding borrowings of 2.50%, 2.55% and 2.55%, respectively. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $200,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $592,542 as of June 30, 2021 as collateral. The Credit Facility has a maturity date of November 22, 2024.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2021, the Company had $238,470 in outstanding borrowings and $46,530 undrawn under the Credit Facility. Weighted average outstanding borrowings were $228,236 and $226,291 at a weighted average interest rate of 2.68% and 2.70%, respectively, for the three and six months ended June 30, 2021. As of June 30, 2021, the interest rate in effect on outstanding borrowings was 2.63%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of June 30, 2021, $46,530 was available to be drawn by the Company based on these requirements.

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

2025 Public Notes: On November 13, 2018, the Company completed a public offering of $35,000 of aggregate principal amount of 2025 Public Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Interest on the 2025 Public Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at an annual rate of 6.50%. The 2025 Public Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after November 30, 2021. The 2025 Public Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank equally in right of payment with the Company’s other outstanding and future unsecured, unsubordinated indebtedness, including the 2023, 2025, 2026 and 2027 Private Notes. The 2025 Public Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFBZ.”

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on August 4, 2021. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated Investment Advisory Agreement. The Investment Advisory Agreement was amended and restated to reduce the base management fee on assets financed using leverage over 200% asset coverage (over 1.0x debt to equity) as further discussed below. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

During the three and six months ended June 30, 2021, the Company incurred base management fees of $3,357 and $6,701, respectively. During the three and six months ended June 30, 2020, the Company incurred base management fees of $2,950 and $6,042, respectively.

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and six months ended June 30, 2021, the Company accrued Capital Gains Incentive Fees of $882 and $996, respectively. For the three and six months ended June 30, 2020, the Company reversed previously accrued Capital Gains Incentive Fees of $0 and $626, respectively. As of June 30, 2021 and December 31, 2020, included in incentive fees payable on the consolidated statements of assets and liabilities were $3,128 and $2,132, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and six months ended June 30, 2021, the Company incurred total performance-based incentive fees of $2,628 and $4,670, respectively. During the three and six months ended June 30, 2020, the Company incurred total performance-based incentive fees of $1,311 and $1,752, respectively. As of June 30, 2021 and December 31, 2020, incentive fees payable on the consolidated statements of assets and liabilities were $6,994 and $6,117, respectively.

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

During the three and six months ended June 30, 2021, the Company incurred allocated administrative service fees of $170 and $341, respectively. During the three and six months ended June 30, 2020, the Company incurred allocated administrative service fees of $171 and $342, respectively.

Co-investments with Related Parties: As of June 30, 2021 and December 31, 2020, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of June 30, 2021 and December 31, 2020, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $3,341,047 and $3,191,269, respectively.

STRS JV: For the three and six months ended June 30, 2021, the Company sold $31,751and $60,694 of investments to STRS JV at fair value. For the three and six months ended June 30, 2021, the Company recognized net realized losses of $26 and net realized gains of $157, respectively. For the three and six months ended June 30, 2020, the Company sold $36,604 and $65,062 of investments to STRS JV at fair value and recognized net realized losses of $37 and $3, respectively.

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

The balance of unfunded commitments to extend credit was approximately $23,843 and $19,554 as of June 30, 2021 and December 31, 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The following table summarizes the Company’s unfunded commitments as of June 30, 2021 and December 31, 2020:

Unfunded Commitment ($ in thousands)	As of June 30, 2021	As of December 31, 2020
Revolving Loan Commitments:
BBQ Buyer, LLC	$—	$823
Cennox Holdings Limited	597	—
Claridge Products and Equipment, LLC	702	702
Comniscient Technologies LLC	—	341
Drew Foam Companies Inc	—	534
Epiphany Dermatology	438	438
Geo Logic Systems Ltd.	329	321
IDIG Parent LLC	271	—
ImageOne Industries, LLC	—	408
Inspired Beauty Brands, Inc.	531	531
Ivy Rehab Holdings LLC	545	545
LHS Borrower, LLC	560	560
LINC Systems, LLC	336	—
LMG Holdings, Inc.	414	—
Maxitransfers Blocker Corp	1,038	—
Newscycle Solutions, Inc.	132	120
The Kyjen Company, LLC (dba Outward Hound)	554	—
PG Dental New Jersey Parent, LLC	1,167	1,166
Power Plant Services	3,030	—
RCKC Acquisitions LLC (dba KSM Consulting)	—	1,422
Road Safety Services, Inc.	—	875
TaxSlayer LLC	774	1,548
Telestream Holdings Corporation	1,324	1,324
	12,742	11,658

Delayed Draw Loan Commitments:
DCA Investment Holding,LLC	1,740	—
Epiphany Dermatology	3,063	3,063
IDIG Parent LLC	1,411	—
Ivy Rehab Holdings LLC	1,256	1,633
PlayMonster LLC	3,091	—
RCKC Acquisitions LLC (dba KSM Consulting)	—	3,200
True Blue Car Wash, LLC	540	—
	11,101	7,896
Total	$23,843	$19,554

As of June 30, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $2,548 and $10,191 was unfunded, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three and six months ended June 30, 2021 and subsequent to June 30, 2021, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies have been adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - STOCKHOLDERS’ EQUITY

The following table summarizes the total shares issued and proceeds received relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to at-the-market offerings from time to time (the “ATM Program”) (net offering costs) for the six months ended June 30, 2021.

	Six months ended June 30,
($ in thousands except share and per share amounts)	2021	2020
Shares Issued from ATM Program	162,055	—
Shares Issued from DRIP	14,509	—
Net Proceeds	$2,709	$—
Average Price Per Share	$15.34	$—

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2021	2020
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.23

Net investment income	0.66	0.55
Net realized and unrealized gains(losses) on investments	0.24	(0.46)
Net increase in net assets resulting from operations	0.90	0.09
Issuance of common stock(5)	—	—
Distributions declared from net investment income	(0.71)	(0.71)
Net asset value, end of period	$15.42	$14.61
Total annualized return based on market value(2)	19.11%	(49.91)%
Total annualized return based on net asset value	11.85%	1.25%
Net assets, end of period	$319,621	$300,222
Per share market value at end of period	$14.90	$10.30
Shares outstanding end of period	20,722,596	20,546,032
Ratios/Supplemental data:(3)
Ratio of expenses before incentive fees to average net assets(4)	13.71%	10.28%
Ratio of incentive fees to average net assets	2.96%	1.18%
Ratio of total expenses to average net assets(4)	10.75%	11.46%
Ratio of net investment income to average net assets(4)	8.69%	7.64%
Portfolio turnover ratio	28.93%	11.85%

(1)	Calculated using the average shares outstanding method.

(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.

(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.

(4)	Calculated using total expenses, including income tax provision.

(5)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the ATM Program and DRIP. The issuance of common stock at a price, net of commissions, that is greater than the net asset value per share results in an increase in net asset value per share. The impact of the Company’s issuance of common stock on net asset value was less than $0.01 per share during the six months ended June 30, 2021.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three months ended June 30,		Six months ended June 30,
($ in thousands except share and per share amounts)	2021	2020	2021	2020
Net increase in net assets resulting from operations	$10,511	$22,811	$18,680	$1,855
Weighted average shares outstanding	20,626,340	20,546,032	20,589,159	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$0.51	$1.11	$0.91	$0.09

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and other than the items discussed below, the Company has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On July 15, 2021, the terms of the Credit Facility were amended to, among other things, allow WhiteHorse Credit to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from November 22, 2021 to November 22, 2022, extend the end of the reinvestment period from November 22, 2023 to November 22, 2024 and extend the scheduled termination date from November 22, 2024, to November 22, 2025.

On July 15, 2021, the terms of the STRS JV Credit Facility were amended to, among other things, allow STRS JV to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from January 19, 2022 to January 19, 2023, extend the end of the reinvestment period from July 19, 2022 to July 19, 2023 and extend the scheduled termination date from July 19, 2024, to July 19, 2025.

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

We cannot predict the full impact of COVID-19, including the length of the global economic recovery and the uncertainty surrounding the efficiency and success of the global vaccination efforts and more contagious strains of the virus that have emerged in the United States and worldwide, including the extent to which the available vaccines prove to be ineffective against any new COVID-19 variants (particularly the "Delta" variant). In addition, countries around the world, including the United States, have seen significant increases in rates of COVID-19 infections, which was a result of, among other things, the rapid spread of COVID-19 variants (including the Delta variant), more frequent social gatherings after businesses start to re-open and a reduction in the use of masks and social distancing. These developments, in conjunction with the potential adverse reactions to the vaccine, the politicization of the vaccine rollout and the general public distrust of the safety and efficacy of the vaccine may adversely affect the success and duration of business re-openings and slow down the rate of economic recovery, further exacerbating the risk that the pandemic will continue for an extended period of time. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our business and our portfolio companies’ operating results and financial condition is uncertain. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Some of our portfolio companies have curtailed their business operations, furloughed or laid off employees, terminated relationships with service providers and deferred capital expenditures and may continue to do so for the duration of the pandemic. Such developments could permanently impair the business operations of our portfolio companies and may result in a decrease in the value of our investment in any such portfolio companies.

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

WhiteHorse Advisers’ credit team continues to be in close contact with the owners and management teams of each of our portfolio companies. With the rapid onset of the crisis, these owners and management teams have been actively assessing the impacts to their businesses and are continuing to coordinate with us to guide their companies through the recovery. We are operating under a philosophy that we will work hand in hand with our borrowers to support them, allowing flexibility in our terms as appropriate, and we expect owners to support their businesses with additional equity where possible.

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of June 30, 2021, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2021, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

We will continue to monitor the rapidly evolving situation relating to the COVID-19 pandemic, including the spread of the Delta variant, and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future. However, we do expect that it will continue to have a negative impact on cash flows earned by us during the third quarter of 2021, which would result in a material adverse effect on our future net investment income, the fair value of our portfolio investments, and the results of operations and financial condition of our portfolio companies.

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

Recent Developments

On July 15, 2021, the terms of the Credit Facility were amended to, among other things, allow WhiteHorse Credit to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from November 22, 2021 to November 22, 2022, extend the end of the reinvestment period from November 22, 2023 to November 22, 2024 and extend the scheduled termination date from November 22, 2024, to November 22, 2025.

On July 15, 2021, the terms of the STRS JV Credit Facility were amended to, among other things, allow STRS JV to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from January 19, 2022 to January 19, 2023, extend the end of the reinvestment period from July 19, 2022 to July 19, 2023 and extend the scheduled termination date from July 19, 2024, to July 19, 2025.

For the period July 1, 2021 through August 9, 2021, we contributed an additional set of assets, which included two  existing issuers of senior secured debt facilities to STRS JV.

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

Investment Income

Investment income for the three and six months ended June 30, 2021 totaled $17.3 million and $35.3 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. Investment income for the three and six months ended June 30, 2020 totaled $13.8 million and $28.4 million, respectively. The increase in net investment income for the year-over-year period was primarily attributable to higher accelerated accretion income recognized due to higher repayment activity and higher investment income generated from STRS JV. Investment income for the three and six months ended June 30, 2021 included $0.2 million and $0.9 million of non-recurring fee income, respectively. Investment income for the three and six months ended June 30, 2020 included $0.4 million and $0.7 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, excluding excise tax, totaled $10.8 million and $21.0 million for the three and six months ended June 30, 2021, respectively. This compares to expenses, excluding excise tax, of $8.4 million and $16.6 million for the three and six months ended June 30, 2020, respectively.

Interest expense totaled $3.8 million and $7.6 million for the three and six months ended June 30, 2021, respectively. This compares to interest expense of $3.2 million and $6.9 million for the three and six months ended June 30, 2020, respectively. The increase in interest expense for the three and six months ended June 30, 2021, from the three and six months ended June 30, 2020, was primarily due to higher borrowing base, partially offset by lower interest rates resulting from a decrease in LIBOR.

Base management fees totaled $3.4 million and $6.7 million for the three and six months ended June 30, 2021, respectively. Base management fees totaled $3.0 million and $6.0 million for the three and six months ended June 30, 2020, respectively. The increase management fees for the three and six months ended June 30, 2021, from the three and six months ended June 30, 2020, was primarily due to higher gross assets.

Performance-based incentive fees totaled $2.6 million and $4.7 million for the three and six months ended June 30, 2021, respectively. Performance-based incentive fees totaled $1.3 million and $1.8 million for the three and six months ended June 30, 2020, respectively. The increase in performance-based incentive fees for the three and six months ended June 30, 2021, from the three and six months ended June 30, 2020, was mainly attributable to an increase in pre-incentive fee net investment income as well as capital gains incentive fee accrual of $0.9 million and $1.0 million, respectively, which was driven by gains recognized in the portfolio in the current period.

Administrative service fees for the three and six months ended June 30, 2021 totaled $0.2 million and $0.3 million, respectively. This compares to administrative service fees for the three and six months ended June 30, 2020, which totaled $0.2 million and $0.3 million, respectively.

General and administrative expenses were $0.9 million and $1.7 million for the three and six months ended June 30, 2021, respectively. This compares to general and administrative expenses of $0.7 million and $1.6 million for the three and six months ended June 30, 2020, respectively.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2021, we accrued a net federal excise tax expense of $0.4 million and $0.6 million, respectively. For the three and six months ended June 30, 2020, we accrued a net federal excise tax expense of $0.2 million and $0.4 million, respectively. The increase in excise tax for the three and six months ended June 30, 2021, from the three and six months ended June 30, 2020, was primarily as a result of higher net investment income and realized gains.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2021 and 2020:

	Three months ended		Six months ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
AG Kings Holdings Inc.(1)	$—	$—	$7.5	$—
BW Gas & Convenience Holdings, LLC	—	—	0.2	—
Drew Foam Companies Inc	—	—	(0.1)	—
Fluent, LLC	—	—	—	0.2
Vero Parent, Inc.	—	—	0.5	0.3
Vessco Holdings, LLC	(0.6)	—	(0.6)	—
Other(2)	—	(0.1)	0.1	(0.1)
Total realized (losses)/gains	$(0.6)	$(0.1)	$7.6	$0.4

(1) Escrow receivable amounts were recognized in connection with realization events.

(2) Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross unrealized appreciation on investments (1)	$5.4	$19.4	$9.6	$9.7
Gross unrealized depreciation on investments	(0.7)	(1.4)	(3.6)	(19.5)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	0.3	(0.2)	(8.5)	(0.5)
Total	$5.0	$17.8	$(2.5)	$(10.3)

(1) Includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $1.0 million.

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

Our operating activities provided cash and cash equivalents of $40.6 million during the six months ended June 30, 2021, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $38.8 million during the six months ended June 30, 2021, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders, offset by proceeds from sales of common stock.

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

As of June 30, 2021, we had cash and cash equivalent resources of $17.8 million, including $7.4 million of restricted cash. As of June 30, 2021, we had approximately $46.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2020, we had cash and cash equivalent resources of $15.9 million, including $7.9 million of restricted cash. As of December 31, 2020, we had $19.8 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of June 30, 2021, STRS JV had total assets of $219.2 million. STRS JV’s portfolio consisted of debt investments in 25 portfolio companies as of June 30, 2021. As of June 30, 2021, the five largest investments in portfolio companies in STRS JV’s portfolio totaled $65.7 million. STRS JV invests in portfolio companies in the same industries in which we may directly invest.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests, and subordinated notes. As of June 30, 2021, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $12.5 million and $49.8 million as of June 30, 2021, respectively. As of June 30, 2021, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $2.5 million and $10.2 million was unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV’s portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Total investments(1)	$209,474	$174,552
Weighted average effective yield on total portfolio(2)	8.1%	7.9%
Number of portfolio companies in STRS JV	25	20
Largest portfolio company investment(1)	15,505	$13,511
Total of five largest portfolio company investments (1)	65,744	$60,252

(1)	At fair value.

(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

 Investments consisted of the following:

	As of June 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$211,012	$209,474	$176,716	$174,552
Total	$211,012	$209,474	$176,716	$174,552

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2021		As of December 31, 2020
Advertising	$8,721	4.2%	$9,256	5.3%
Application Software	6,654	3.2	—	—
Building Products	16,621	7.9	19,754	11.3
Construction & Engineering	28,970	13.8	19,815	11.4
Data Processing & Outsourced Services	11,284	5.4	11,130	6.4
Diversified Support Services	10,491	5.0	10,230	5.9
Electronic Equipment & Instruments	6,703	3.2	—	—
Environmental & Facilities Services	6,234	3.0	6,248	3.6
Human Resource & Employment Services	11,223	5.4	11,549	6.6
Industrial Machinery	6,815	3.3	9,886	5.7
Insurance Brokers	—	—	7,838	4.5
Internet & Direct Marketing Retail	15,398	7.4	13,511	7.7
Investment Banking & Brokerage	10,338	4.9	11,076	6.3
IT Consulting & Other Services	23,556	11.2	—	—
Packaged Foods & Meats	26,155	12.5	24,577	14.1
Personal Products	4,679	2.2	4,232	2.4
Systems Software	4,223	2.0	8,110	4.6
Technology Hardware, Storage & Peripherals	7,319	3.5	7,340	4.2
Trading Companies & Distributors	4,090	1.9	—	—
Total	$209,474	100.0%	$174,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2021 and December 31, 2020 and selected statement of operations information for the three and six months ended June 30, 2021 and June 30, 2020.

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

On November 22, 2019, the terms of the Credit Facility were amended to, among other things, (i) extend the maturity date from December 29, 2021 to November 22, 2024;(ii) increase the size of the facility from $200 million to $250 million with an additional $100 million accordion feature, which allows for the expansion of the borrowing limit, exercisable in increments of at least $35 million, or the Commitment; (iii) reduce the interest rate spread applicable on outstanding borrowings from 2.75% to 2.50%; (iv) change the minimum borrowing amount from 77.5% to 70.0% of the Commitment; (v) increase the advance rate from 57% to 60%; and (vi) extend the non-call period from October 29, 2019 to November 22, 2021.

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

On April 28, 2021, the terms of the Credit Facility were amended and restated to, among other things, enable WhiteHorse Credit to borrow in British Pounds or Euros.

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

Advances under the Credit Facility are based on the three-month LIBOR for USD denominated borrowings plus an annual spread of 2.50%. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA, for GBP denominated, plus a spread on outstanding borrowings of 2.50%, 2.55% and 2.55%, respectively. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2024.

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

As of June 30, 2021, there was $238.5 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $46.5 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $592.5 million as of June 30, 2021.

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

2025 Public Notes

On November 13, 2018, we completed a public offering of $35 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 2025 Public Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Public Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Public Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 2023 Private Notes, the 2025 Private Notes, the 2026 Private Notes and the 2027 Private Notes. The 2025 Public Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility. The 2025 Public Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFBZ.”

At-the-Market Offering

On March 15, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $35 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us, or the ATM Offering. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes.

Portfolio Investments and Yield

As of June 30, 2021, our investment portfolio consisted primarily of senior secured loans across 97 positions in 67 companies with an aggregate fair value of $670.5 million. As of June 30, 2021, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with two fixed-rate loan investments representing 0.4% based on fair value. As of June 30, 2021, our portfolio had an average investment size of $6.4 million based on fair value (average debt investment size of $7.1 million), with investment sizes ranging from zero to $24.2 million and a weighted average effective yield of 9.7% (and a weighted average effective yield on income-producing debt investments of 9.5%).

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

For the six months ended June 30, 2021, we invested $190.8 million in new and existing portfolio companies, offset by repayments and sales of $219.3 million. Proceeds from sales totaled $87.8 million while repayments included $6.0 million of scheduled repayments and $125.5 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of June 30, 2021		As of December 31, 2020
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$152.0	22.7%	$153.3	22.2%
2	451.3	67.3	422.1	61.1
3	57.5	8.6	103.7	15.0
4	9.7	1.4	4.0	0.6
5	—	—	7.6	1.1
Total Portfolio	$670.5	100.0%	$690.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2021 and December 31, 2020, we had commitments to fund approximately $23.8 million and $19.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and six months ended June 30, 2021 we declared to stockholders distributions of $0.355 and $0.71 per share, respectively for total distributions of $7.4 million and $14.7 million, respectively. During the three and six months ended June 30, 2020 we declared to stockholders distributions of $0.355 and $0.71 per share, respectively for total distributions of $7.3 million and $14.6 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2021, we estimate that distributions to stockholders included $14.7 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2020 and current earnings for the six months ended June 30, 2021. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2021 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

We have adopted an “opt out” dividend reinvestment plan, or the DRIP, for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock unless a stockholder specifically “opts out” of our DRIP. If a stockholder opts out, that stockholder receives cash distributions. Although distributions paid in the form of additional shares of our common stock will generally be subject to U.S. federal, state and local taxes in the same manner as cash distributions, stockholders participating in our DRIP will not receive any corresponding cash distributions with which to pay any such applicable taxes.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2021 is as follows:

	Payments Due by Period
		Less Than			More Than
($ in millions)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Credit Facility	$238.5	$—	$—	$238.5	$—
2023 Private Notes	30.0	—	30.0	—	—
2025 Private Notes	40.0	—	—	40.0	—
2026 Private Notes	10.0	—	—	—	10.0
2027 Private Notes	10.0	—	—	—	10.0
2025 Public Notes	35.0	—	—	35.0	—
Total contractual obligations	$363.5	$—	$30.0	$313.5	$20.0

As of June 30, 2021, we had $46.5 million of unused borrowing capacity under the Credit Facility.

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended on November 1, 2018. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2.0% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 7 to the consolidated financial statements.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit and WhiteHorse Finance Warehouse, LLC, WhiteHorse Warehouse, WHF PMA Holdco Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse Warehouse, WHF PMA Holdco Blocker, LLC, WhiteHorse RCKC Holdings LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase(Decrease) in	Increase(Decrease) in
	Interest	Interest	Net
Basis Point Increase(Decrease)	Income	Expense	Increase(Decrease)
(100)	$(473)	$(348)	$(125)
100	1,367	2,385	(1,018)
200	7,449	4,769	2,680
300	13,835	7,154	6,681
400	20,221	9,539	10,682
500	26,606	11,923	14,683

As of June 30, 2021, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. During the three and six months ended June 30, 2021, we recognized a realized loss of $4,000 and an unrealized gain of $1,000 and $0, respectively, in the statement of operations relating to forward currency exchange contracts held during the year. During the three and six months ended June 30, 2020, we recognized a realized loss of $6,000 and $0 and an unrealized loss of $2,000 and $3,000, respectively, in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our Notes to consolidated financial statements.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of June 30, 2021, our total outstanding indebtedness was $363.5 million and our asset coverage was 187.9%.

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

The reduction of our asset coverage requirement from 200% to 150% increases the amount of debt that we are permitted to incur, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). Increased leverage could amplify the risks associated with investing in the Company. For example, if the value of the Company’s assets decreases, although the asset base and expected revenues would be larger because increased leverage would permit the Company to acquire additional assets, leverage will cause the Company’s net asset value to decline more sharply than it otherwise would have without leverage or with lower leverage. Any decrease in the Company’s revenue would cause its net income to decline more sharply, on a relative basis, than it would have if the Company had not borrowed or had borrowed less.

The following table illustrates the effect of leverage on returns from an investment in our common stock as of June 30, 2021, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2021 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2021. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

		Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2021 (1)	(25.3)%	(14.8)%	(4.4)%	6.1%	16.6%
Corresponding return to common stockholder assuming 150% asset coverage (2)	(36.1)%	(21.3)%	(6.5)%	8.3%	23.1%

(1)	Assumes $699.7 million in total assets, $363.5 million in debt outstanding and $319.6 million in net assets as of June 30, 2021, and an average cost of funds of 3.7%, which is our weighted average borrowing cost as of June 30, 2021.

(2)	Assumes $975.5 million in total assets, $639.2 million in debt outstanding and $319.6 million in net assets as of June 30, 2021, and an average cost of funds of 3.3%, which would be our weighted average borrowing cost assuming 150% asset coverage as of June 30, 2021.

Based on our outstanding indebtedness of $363.5 million as of June 30, 2021 and an average cost of funds of 2.63%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625%, which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $639.2 million on an assumed 150% asset coverage ratio and an average cost of funds of 2.63%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625% which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1	First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 21, 2021).
10.2	Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, the Company, as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on April 30, 2021).
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: August 9, 2021	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2021	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)