Form 10-Q
period 2021-09-30
WhiteHorse Finance, Inc.
filed 2021-11-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ◻ No ⌧

As of November 5, 2021 the Registrant had 23,148,594 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$608,213	$623,777
Non-controlled affiliate company investments	6,800	15,717
Controlled affiliate company investments	72,110	51,241
Total investments, at fair value (amortized cost $695,047 and $695,429, respectively)	687,123	690,735
Cash and cash equivalents	9,579	8,062
Restricted cash and cash equivalents	6,749	7,549
Restricted foreign currency (cost of $241 and $319, respectively)	241	333
Interest and dividend receivable	7,227	6,532
Amounts receivable on unsettled investment transactions	15,489	4,717
Escrow receivable	1,827	—
Prepaid expenses and other receivables	1,162	1,061
Unrealized appreciation on foreign currency forward contracts	186	—
Total assets	$729,583	$718,989

Liabilities
Debt	$379,757	$384,880
Distributions payable	7,433	7,294
Management fees payable	3,508	3,354
Incentive fees payable	7,404	6,117
Amounts payable on unsettled investment transactions	3,380	497
Interest payable	2,201	1,870
Accounts payable and accrued expenses	1,680	1,708
Advances received from unfunded credit facilities	496	372
Total liabilities	405,859	406,092

Commitments and contingencies (See Note 8)

Net assets
Common stock, 20,936,874 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	21
Paid-in capital in excess of par	305,972	300,002
Accumulated earnings	17,731	12,874
Total net assets	323,724	312,897
Total liabilities and total net assets	$729,583	$718,989
Number of shares outstanding	20,936,874	20,546,032
Net asset value per share	$15.46	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Investment income
From non-controlled/non-affiliate company investments
Interest income	$15,199	$14,222	$44,159	$39,506
Fee income	1,224	741	2,344	1,571
Dividend income	35	21	144	101
From non-controlled affiliate company investments
Dividend income	76	263	1,042	800
From controlled affiliate company investments
Interest income	905	682	2,362	1,913
Dividend income	939	568	3,638	961
Total investment income	18,378	16,497	53,689	44,852
Expenses
Interest expense	3,842	2,770	11,456	9,661
Base management fees	3,508	3,069	10,209	9,110
Performance-based incentive fees	2,069	3,819	6,739	5,571
Administrative service fees	171	171	512	512
General and administrative expenses	896	601	2,592	2,212
Total expenses	10,486	10,430	31,508	27,066
Net investment income before excise tax	7,892	6,067	22,181	17,786
Excise tax	253	137	845	513
Net investment income after excise tax	7,639	5,930	21,336	17,273

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	109	635	7,714	1,069
Non-controlled affiliate company investments	—	—	—	—
Foreign currency transactions	(206)	(1)	(209)	66
Foreign currency forward contracts	1	(25)	(3)	(25)
Net realized gains (losses)	(96)	609	7,502	1,110
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(1,370)	12,659	(3,937)	6,303
Non-controlled affiliate company investments	792	999	1,112	(131)
Controlled affiliate company investments	860	1,526	591	(1,316)
Translation of assets and liabilities in foreign currencies	263	(92)	161	251
Foreign currency forward contracts	187	3	186	—
Net change in unrealized appreciation (depreciation)	732	15,095	(1,887)	5,107
Net realized and unrealized gains (losses) on investments and foreign currency transactions	636	15,704	5,615	6,217
Net increase in net assets resulting from operations	$8,275	$21,634	$26,951	$23,490

Per Common Share Data
Basic and diluted earnings per common share	$0.40	$1.06	$1.30	$1.15
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	20,851,435	20,546,032	20,677,545	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Underdistributed/ (Overdistributed) Earnings	Total Net Assets
Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with at-the-market offering	37,803	—	590	—	590
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,600	7,600
Net realized gains (losses) on investments	—	—	—	8,161	8,161
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,592)	(7,592)
Distributions declared	—	—	—	(7,307)	(7,307)
Balance at March 31, 2021	20,583,835	$21	$300,592	$13,736	$314,349
Stock issued in connection with at-the-market offering	124,252	—	1,894	—	1,894
Stock issued in connection with dividend reinvestment plan	14,509	—	225	—	225
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,100	6,100
Net realized gains (losses) on investments	—	—	—	(563)	(563)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,974	4,974
Distributions declared	—	—	—	(7,358)	(7,358)
Balance at June 30, 2021	20,722,596	$21	$302,711	$16,889	$319,621
Stock issued in connection with at-the-market offering	94,897	—	1,438	—	1,438
Stock issued in connection with dividend reinvestment plan	119,381	—	1,823	—	1,823
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,639	7,639
Net realized gains (losses) on investments	—	—	—	(96)	(96)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	732	732
Distributions declared	—	—	—	(7,433)	(7,433)
Balance at September 30, 2021	20,936,874	$21	$305,972	$17,731	$323,724

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Underdistributed/ (Overdistributed) Earnings	Total Net Assets
Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,102	6,102
Net realized gains (losses) on investments	—	—	—	513	513
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(27,571)	(27,571)
Distributions declared	—	—	—	(7,294)	(7,294)
Balance at March 31, 2020	20,546,032	$21	$300,744	$(16,060)	$284,705
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	5,240	5,240
Net realized gains (losses) on investments	—	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	17,584	17,584
Distributions declared	—	—	—	(7,294)	(7,294)
Balance at June 30, 2020	20,546,032	$21	$300,744	$(543)	$300,222
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	5,930	5,930
Net realized gains (losses) on investments	—	—	—	609	609
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,095	15,095
Distributions declared	—	—	—	(7,293)	(7,293)
Balance at September 30, 2020	20,546,032	$21	$300,744	$13,798	$314,563

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$26,951	$23,490
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Paid-in-kind income	(860)	(681)
Net realized gains on investments	(7,714)	(1,069)
Net unrealized depreciation (appreciation) on investments	2,234	(4,856)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(161)	(251)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(186)	—
Accretion of discount	(5,649)	(2,169)
Amortization of deferred financing costs	976	767
Acquisition of investments	(328,735)	(126,255)
Proceeds from principal payments and sales of portfolio investments	257,197	81,438
Proceeds from sales of portfolio investments to STRS JV	86,143	47,985
Net changes in operating assets and liabilities:
Interest and dividend receivable	(695)	(135)
Escrow receivable	(832)	—
Prepaid expenses and other receivables	(101)	6,993
Amounts receivable on unsettled investment transactions	(10,772)	(455)
Amounts payable on unsettled investment transactions	2,883	—
Management fees payable	154	1,808
Incentive fees payable	1,287	(725)
Accounts payable and accrued expenses	(25)	—
Interest payable	331	(821)
Advances received from unfunded credit facilities	124	(104)
Net cash provided by operating activities	22,550	24,960

Cash flows from financing activities
Proceeds from sales of common stock, net of offering costs	3,922	—
Borrowings	160,599	133,695
Repayments of debt	(166,047)	(141,393)
Deferred financing costs	(474)	—
Distributions paid to common stockholders, net of distributions reinvested	(19,911)	(21,882)
Net cash (used in) financing activities	(21,911)	(29,580)
Effect of exchange rate changes on cash	(14)	(2)
Net change in cash, cash equivalents and restricted cash	625	(4,622)
Cash, cash equivalents and restricted cash at beginning of period	15,944	27,546
Cash, cash equivalents and restricted cash at end of period	$16,569	$22,924

Supplemental disclosure of cash flow information:
Interest paid	$10,132	$9,728
Non-cash exchanges of investments	20,280	18,411

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$9,579	$8,863
Restricted cash and restricted foreign currency	6,990	14,061
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$16,569	$22,924

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
SmartSign Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50%	08/21/20	10/11/24	7,686	$7,573	$7,686	2.37%
							7,686	7,573	7,686	2.37
Air Freight & Logistics
Access USA Shipping, LLC	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	02/08/19	02/08/24	5,010	4,975	5,010	1.55
Motivational Marketing, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	11,818	11,592	11,590	3.58
Motivational Marketing, LLC(7)(12)	First Lien Secured Revolving Loan	1.75%	L+ 5.92%	7.67%	07/12/21	07/12/26	906	889	888	0.27
							17,734	17,456	17,488	5.40
Application Software
Atlas Purchaser, Inc (dba Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	9.75%	05/03/21	05/07/29	15,000	14,572	14,700	4.54
Newscycle Solutions, Inc	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	3,221	3,198	3,208	0.99
Newscycle Solutions, Inc(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	169	168	168	0.05
TaxSlayer LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/31/20	12/31/26	6,762	6,643	6,666	2.06
TaxSlayer LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/31/20	12/31/26	—	—	3	—
							25,152	24,581	24,745	7.64
Automotive Retail
Team Car Care Holdings, LLC(12)	First Lien Secured Term Loan	1.03%	Base rate+ 7.99%	9.02%	02/16/18	06/28/24	15,516	15,413	15,392	4.75
							15,516	15,413	15,392	4.75
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	11/05/20	11/05/25	7,225	7,104	7,153	2.21
LHS Borrower, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	9,506	9,336	9,436	2.91
LHS Borrower, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	—	—	6	—
Trimlite Buyer LLC(5)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	07/27/21	07/27/26	23,122	18,070	17,900	5.53
Trimlite Buyer LLC(5)(7)(13)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	07/27/21	07/27/26	—	—	—	—
							39,853	34,510	34,495	10.65
Cable & Satellite
Bulk Midco, LLC(15)	First Lien Secured Term Loan	1.00%	L+ 7.34%	8.34%	06/08/18	06/08/23	15,000	14,924	14,419	4.45
							15,000	14,924	14,419	4.45
Construction & Engineering
Tensar Corp	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/20/20	08/20/25	6,948	6,805	6,948	2.15
							6,948	6,805	6,948	2.15
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/30/20	12/29/25	7,659	7,529	7,521	2.32
Claridge Products and Equipment, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	12/30/20	12/29/25	—	—	—	—
							7,659	7,529	7,521	2.32
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50% (8.00% Cash + 0.50% PIK)	10/28/19	10/29/26	15,742	15,038	15,191	4.69
							15,742	15,038	15,191	4.69
Consumer Finance
Maxitransfers Blocker Corp	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	8,701	8,535	8,701	2.69
Maxitransfers Blocker Corp(4)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	—	—	20	0.01
							8,701	8,535	8,721	2.70
Data Processing & Outsourced Services
Escalon Services Inc	First Lien Secured Term Loan	1.00%	L+ 13.50%	14.50% (13.00% Cash + 1.50% PIK)	12/04/20	12/04/25	8,035	7,442	7,932	2.45
FPT Operating Company, LLC/ TLabs Operating Company, LLC	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.25%	12/23/16	06/07/24	24,156	23,953	24,028	7.42
							32,191	31,395	31,960	9.87

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Department Stores
Mills Fleet Farm Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	10/24/18	10/24/24	13,538	$13,320	$13,538	4.18%
							13,538	13,320	13,538	4.18
Distributors
Crown Brands, LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	4,380	4,293	3,504	1.08
Crown Brands, LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	650	650	520	0.16
							5,030	4,943	4,024	1.24
Diversified Chemicals
Sklar Holdings, Inc	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	11/13/19	05/13/23	7,429	7,323	7,429	2.29
							7,429	7,323	7,429	2.29
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	08/27/21	08/27/26	11,667	11,524	11,522	3.56
							11,667	11,524	11,522	3.56
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/14/26	13,385	13,119	13,118	4.05
EducationDynamics, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/14/26	—	—	—	—
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/14/26	—	—	—	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
							13,552	13,286	13,285	4.10
Electronic Equipment & Instruments
LMG Holdings, Inc	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	6,819	6,694	6,704	2.07
LMG Holdings, Inc(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	—	—	1	—
							6,819	6,694	6,705	2.07
Health Care Facilities
Epiphany Dermatology	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	3,474	3,415	3,446	1.06
Epiphany Dermatology(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	—	—	4	—
Epiphany Dermatology(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	1,195	1,175	1,202	0.37
Grupo HIMA San Pablo, Inc(8)	First Lien Secured Term Loan A	N/A	L+ 9.00%	9.13%	05/05/19	04/30/19	3,855	3,855	1,927	0.60
Grupo HIMA San Pablo, Inc(8)	First Lien Secured Term Loan B	1.50%	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	6,756	2.09
Grupo HIMA San Pablo, Inc(8)	Second Lien Secured Term Loan	N/A	L+ 15.75%	15.75% (13.75% Cash + 2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
							23,063	22,980	13,335	4.12
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	06/14/19	06/14/24	7,281	7,206	7,281	2.25
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	10/07/20	06/14/24	895	882	895	0.28
DCA Investment Holding, LLC	First Lien Secured Term Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	7,042	6,946	6,944	2.15
DCA Investment Holding, LLC(7)	First Lien Secured Delayed Draw Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	340	337	337	0.10
IvyRehab Intermediate II, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	17,410	17,143	17,280	5.34
IvyRehab Intermediate II, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	1,553	1,529	1,553	0.48
IvyRehab Intermediate II, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	—	—	9	—
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	1,158	1,141	1,155	0.36
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	5,197	5,177	5,197	1.61
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 9.00%	10.00% (8.75% Cash + 1.25% PIK)	11/25/20	11/25/25	15,398	15,110	14,782	4.57
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 9.00%	10.00% (8.75% Cash + 1.25% PIK)	11/25/20	11/25/25	—	—	(20)	(0.01)
							56,274	55,471	55,413	17.13

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Heavy Electrical Equipment
PPS CR Acquisition, Inc (dba Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/26	11,151	$10,940	$10,940	3.38%
PPS CR Acquisition, Inc (dba Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/24	104	103	100	0.03
							11,255	11,043	11,040	3.41
Home Furnishings
Sure Fit Home Products, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75%	04/12/21	07/13/23	4,947	4,848	4,419	1.37
							4,947	4,848	4,419	1.37
Household Products
The Kyjen Company, LLC (dba Outward Hound)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	11,432	11,277	11,348	3.51
The Kyjen Company, LLC (dba Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	385	380	385	0.12
							11,817	11,657	11,733	3.63
Interactive Media & Services
What If Media Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/02/19	10/02/24	18,972	18,709	18,857	5.83
							18,972	18,709	18,857	5.83
Internet & Direct Marketing Retail
BBQ Buyer, LLC	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	08/28/20	08/28/25	12,634	12,382	12,846	3.97
Luxury Brand Holdings, Inc	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/04/20	06/04/26	5,955	5,854	5,955	1.84
Marlin DTC-LS Midco 2, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/06/21	07/01/25	4,277	4,194	4,193	1.30
Potpourri Group, Inc	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	17,263	17,048	17,263	5.33
							40,129	39,478	40,257	12.44
Investment Banking & Brokerage
JVMC Holdings Corp (f/k/a RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	02/28/19	02/28/24	12,946	12,884	12,946	4.00
							12,946	12,884	12,946	4.00
IT Consulting & Other Services
AST-Applications Software Technology LLC	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00% (8.00% Cash + 1.00% PIK)	01/10/17	01/10/23	3,973	3,954	3,973	1.23
Core BTS, Inc	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	02/01/21	08/30/25	3,317	3,260	3,279	1.01
Core BTS, Inc	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	02/01/21	08/30/25	1,658	1,627	1,623	0.50
							8,948	8,841	8,875	2.74
Leisure Facilities
Honors Holdings, LLC(16)	First Lien Secured Term Loan	1.00%	L+ 7.81%	8.81% (8.31% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	9,307	9,213	2.85
Honors Holdings, LLC(16)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.60%	8.60% (8.10% Cash + 0.50% PIK)	09/06/19	09/06/24	4,649	4,609	4,537	1.40
Lift Brands, Inc (aka Snap Fitness Holdings, Inc)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	8.50%	06/29/20	06/29/25	5,645	5,579	5,556	1.72
Lift Brands, Inc (aka Snap Fitness Holdings, Inc)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,249	1,227	1,227	0.38
Lift Brands, Inc (aka Snap Fitness Holdings, Inc)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,218	0.38
							22,251	21,987	21,751	6.73
Leisure Products
PlayMonster LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	6,000	5,888	5,580	1.72
PlayMonster LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	—	—	(158)	(0.05)
							6,000	5,888	5,422	1.67

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	05/28/21	05/28/26	8,392	$8,280	$8,278	2.56%
Empire Office, Inc	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	04/12/19	04/12/24	12,868	12,700	12,786	3.95
Empire Office, Inc(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	08/17/21	04/12/24	—	—	(2)	—
							21,260	20,980	21,062	6.51
Packaged Foods & Meats
Lenny & Larry's, LLC(17)	First Lien Secured Term Loan	1.00%	L+ 8.40%	9.40% (7.68% Cash + 1.72% PIK)	05/15/18	05/15/23	11,094	11,025	10,814	3.34
							11,094	11,025	10,814	3.34
Personal Products
Inspired Beauty Brands, Inc	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	12,397	12,185	12,397	3.83
Inspired Beauty Brands, Inc(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	—	—	9	—
							12,397	12,185	12,406	3.83
Property & Casualty Insurance
Policy Services Company, LLC (5)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	03/06/20	05/31/24	6,046	5,854	5,562	1.72
							6,046	5,854	5,562	1.72
Research & Consulting Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/25/19	11/25/24	14,372	14,191	14,134	4.37
Nelson Worldwide, LLC	First Lien Secured Term Loan	1.00%	L+ 10.25%	11.25% (10.25% Cash + 1.00% PIK)	01/09/18	01/09/23	10,333	10,268	10,230	3.16
							24,705	24,459	24,364	7.53
Specialized Consumer Services
HC Salon Holdings, Inc	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00%	09/30/21	09/24/26	11,667	11,433	11,433	3.53
HC Salon Holdings, Inc(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.00%	9.00%	09/30/21	09/24/26	—	—	—	—
True Blue Car Wash, LLC	First Lien Secured Term Loan	1.00%	L+ 6.82%	7.82%	10/17/19	10/17/24	8,256	8,129	8,181	2.53
True Blue Car Wash, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.82%	7.82%	10/17/19	10/17/24	2,924	2,896	2,922	0.90
							22,847	22,458	22,536	6.96
Specialized Finance
Golden Pear Funding Assetco, LLC(5)	Second Lien Secured Term Loan	1.00%	L+ 10.50%	11.50%	09/20/18	03/20/24	10,938	10,839	10,938	3.38
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)	Subordinated Note	N/A	L+ 6.50%	6.58%	07/19/19	N/A	57,297	57,297	57,297	17.70
							68,235	68,136	68,235	21.08
Systems Software
Arcstor Midco, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	03/16/21	03/16/27	19,403	19,050	19,179	5.92
							19,403	19,050	19,179	5.92
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/30/21	07/30/27	7,648	7,500	7,499	2.32
Source Code Midco, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.00%	07/30/21	07/30/27	—	—	—	—
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	15,117	14,725	14,966	4.62
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	371	361	382	0.12
							23,136	22,586	22,847	7.06

Total Debt Investments							675,942	$661,368	$652,122	201.45%

Equity Investments
Air Freight & Logistics
Motivational CIV, LLC (dba Motivational Marketing, LLC)(4)	Class B Units	N/A	N/A	N/A	07/12/21	N/A	1,250	$1,250	$1,250	0.39%
								1,250	1,250	0.39

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Data Processing & Outsourced Services
Escalon Services Inc(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	$476	$914	0.28%
								476	914	0.28
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	225	—	164	0.05
								317	164	0.05
Education Services
EducationDynamics, LLC(4)	Preferred Units	N/A	N/A	N/A	09/15/21	N/A	167	167	167	0.05
								167	167	0.05
Health Care Services
Lab Logistics(4)(20)	Preferred Units	N/A	14.00%	14.00% PIK	10/29/19	N/A	2	857	934	0.29
								857	934	0.29
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	07/02/21	N/A	8	850	850	0.26
								850	850	0.26
Internet & Direct Marketing Retail
BBQ Buyer, LLC(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	3,311	1.02
Ross-Simons Topco, LP(4)	Preferred Units	N/A	N/A	N/A	12/04/20	N/A	600	600	840	0.26
								1,700	4,151	1.28
Investment Banking & Brokerage
Arcole Holding Corp.(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,800	2.10
								6,944	6,800	2.10
IT Consulting & Other Services
CX Holdco LLC(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	660	660	660	0.20
Keras Holdings, LLC(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	546	0.17
								1,156	1,206	0.37
Leisure Facilities
Lift Brands, Inc (aka Snap Fitness Holdings, Inc)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,955	184	0.06
Lift Brands, Inc (aka Snap Fitness Holdings, Inc)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	75	0.02
								2,748	259	0.08
Other Diversified Financial Services
SFS Global Holding Company(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,493	1.08
								2,890	3,493	1.08
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	14,324	14,324	14,813	4.58
								14,324	14,813	4.58

Total Equity Investments								$33,679	$35,001	10.81%

Total Investments								$695,047	$687,123	212.26%

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	24,385 CAD	$19,440 USD	10/28/21	$186	$—
Total					$186	$—

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2021

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”), or the U.S. Prime Rate as published by the Wall Street Journal (“Prime” or “P”). The one, three and six-month USD LIBOR were 0.08%, 0.13% and 0.16%, respectively, as of September 30, 2021. The CDOR and Prime was 0.45% and 3.25%, respectively, as of September 30, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 84.5% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2021. See Note 8.
(8)	The investment is on non-accrual status.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 212.3% of the Company’s net assets or 94.2% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	Investment earns 14.00% that converts to PIK on an annual basis and is recorded in interest and dividend receivable in the consolidated statements of assets and liabilities.

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
	(1.00% Floor)
Communications Equipment
Ribbon Communications Operating
Company, Inc.
First Lien Secured Term Loan(5)	L+ 7.50%	7.65%	08/14/20	03/03/26	12,438	12,002	12,313	3.94%
	(0.00% Floor)
Sorenson Communications, LLC
First Lien Secured Term Loan	L+ 6.50%	6.75%	03/15/19	04/29/24	3,462	3,393	3,457	1.10
	(0.00% Floor)
					15,900	15,395	15,770	5.04
Construction & Engineering
Atlas Intermediate Holdings LLC
First Lien Secured Term Loan	L+ 6.25%	7.25%	05/26/20	02/13/26	15,073	14,259	14,922	4.77
	(1.00% Floor)
Road Safety Services, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	12/31/20	09/18/23	4,550	4,459	4,461	1.43
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.00%	7.00%	12/31/20	09/18/23	—	—	17	0.01
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%	11/20/20	08/20/25	7,000	6,829	6,829	2.18
	(1.00% Floor)
					26,623	25,547	26,229	8.39
Construction Materials

Claridge Products and Equipment, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/30/20	12/29/25	8,000	7,840	7,840	2.51
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.50%	7.50%	12/30/20	12/29/25	—	—	—	—
	(1.00% Floor)
					8,000	7,840	7,840	2.51
Consumer Finance
Maxitransfers Blocker Corp
First Lien Secured Term Loan	L+ 9.00%	10.00%	10/07/20	10/07/25	8,869	8,668	8,668	2.77
	(1.00% Floor)
First Lien Secured Revolving Loan(4)	L+ 9.00%	10.00%	10/07/20	10/07/25	1,038	1,014	1,014	0.32
	(1.00% Floor)
					9,907	9,682	9,682	3.09
Data Processing & Outsourced Services
Escalon Services Inc
First Lien Secured Term Loan	P+12.50%	15.75%	12/04/20	12/04/25	8,000	7,295	7,763	2.48
	(0.75% Floor)	(1.50%PIK)

FPT Operating Company, LLC/
TLabs Operating Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.25%	12/23/16	06/07/24	24,467	24,225	23,460	7.50
	(1.00% Floor)	(0.50%PIK)
Geo Logic Systems Ltd.(5)
First Lien Secured Term Loan(13)	C +6.25%	7.25%	12/19/19	12/19/24	6,709	5,035	5,164	1.65
	(1.00% Floor)
First Lien Secured Revolving Loan(7) (13)	C +6.25%	7.25%	12/19/19	12/19/24	—	—	(2)	—
	(1.00% Floor)
					39,176	36,555	36,385	11.63

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/24/18	10/24/24	13,543	$13,292	$13,272	4.24%
	(1.00% Floor)
Distributors
Crown Brands, LLC
Second Lien Secured Term Loan(20)	L+ 10.50%	12.00%	12/15/20	01/08/26	4,526	4,420	3,621	1.16
	(1.50% Floor)
Second Lien Secured Delayed Draw Loan(20)	L+ 10.50%	12.00%	12/15/20	01/08/26	671	671	537	0.17
	(1.50% Floor)
					5,197	5,091	4,158	1.33
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/13/19	05/13/23	8,882	8,718	8,834	2.82
	(1.00% Floor)
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00% (4.00%PIK)	01/11/18	01/11/23	6,564	6,422	6,564	2.10
	(1.00% Floor)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.00% (4.00%PIK)	07/22/19	12/12/22	379	379	379	0.12
	(1.00% Floor)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%	10/16/18	10/16/23	13,353	13,178	13,284	4.25
	(1.50% Floor)
					20,296	19,979	20,227	6.47
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/26/19	11/26/24	13,649	13,428	13,612	4.35
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00%	16.25% (2.00%PIK)	8/10/16	08/10/21	21,755	8,612	7,600	2.43
	(0.75% Floor)
Superpriority Secured Debtor-In- Possession Term Loan(4)(18)	L+ 10.00%	11.00%	08/26/20	02/08/21	14,222	5,663	14,222	4.55
	(1.00% Floor)
					35,977	14,275	21,822	6.98
Health Care Facilities
Epiphany Dermatology
First Lien Secured Term Loan	L+ 7.50%	8.50%	12/04/20	12/01/25	3,500	3,414	3,414	1.09
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.50%	8.50%	12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 7.50%	8.50%	12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.22%	05/15/19	04/30/19	3,855	3,855	2,613	0.84
First Lien Secured Term Loan B	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	9,161	2.93
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00%PIK)	02/01/13	07/31/18	1,028	1,024	—	—
					21,894	21,804	15,188	4.86
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 7.75%	9.25%	06/14/19	06/14/24	7,422	7,325	7,422	2.37
	(1.50% Floor)
First Lien Secured Term Loan C	L+ 7.75%	9.25%	10/07/20	06/14/24	912	895	895	0.29
	(1.50% Floor)

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Ivy Rehab Holdings LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	12/04/20	12/04/24	8,855	$8,682	$8,682	2.77%
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.75%	7.75%	12/04/20	12/04/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw	L+ 6.75%	7.75%	12/04/20	12/04/25	—	—	—	—
Loan(7)	(1.00% Floor)
Lab Logistics, LLC
First Lien Secured Term Loan	L+ 7.25%	8.25%	10/16/19	11/19/25	709	693	694	0.22
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.25%	8.25%	10/16/19	09/25/23	5,236	5,209	5,236	1.67
	(1.00% Floor)
PG Dental New Jersey Parent, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/25/20	11/25/25	16,170	15,813	15,814	5.05
	(1.00% Floor)
First Lien Secured Revolving Loan (7)	L+ 7.75%	8.75%	11/25/20	11/25/25	—	—	—	—
	(1.00% Floor)
					39,304	38,617	38,743	12.37
Home Furnishings
Sure Fit Home Products, LLC
First Lien Secured Term Loan(8)	L+ 9.75%	10.75%	10/26/18	07/13/22	5,229	5,111	4,019	1.28
	(1.00% Floor)
Interactive Media & Services
What If Media Group, LLC
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/02/19	10/02/24	12,594	12,405	12,594	4.02
	(1.00% Floor)
Internet & Direct Marketing Retail
BBQ Buyer, LLC
First Lien Secured Term Loan	L+ 8.00%	9.50%	08/28/20	08/28/25	10,669	10,421	10,563	3.38
	(1.50% Floor)

First Lien Secured Revolving Loan(7)	L+ 8.00%	9.50%	08/28/20	02/28/21	—	—	8	—
	(1.50% Floor)
Luxury Brand Holdings, Inc.
First Lien Secured Term Loan	L+ 7.00%	8.00%	12/04/20	06/04/26	6,000	5,882	5,882	1.88
	(1.00% Floor)
Potpourri Group, Inc.
First Lien Secured Term Loan	L+ 8.25%	9.75%	07/03/19	07/03/24	18,390	18,099	18,238	5.83
	(1.50% Floor)
					35,059	34,402	34,691	11.09
Investment Banking & brokerage
JVMC Holdings Corp. (f/k/a RJO Holdings Corp)
First Lien Secured Term Loan	L+ 7.25%	8.25%	02/28/19	02/28/24	13,598	13,512	13,598	4.35
	(1.00% Floor)
IT Consulting & Other Services
AST-Applications Software Technology LLC
First Lien Secured Term Loan	L+ 8.00%	9.00% (1.00%PIK)	01/10/17	01/10/23	4,019	3,988	4,019	1.28
	(1.00% Floor)
RCKC Acquisitions LLC (dba KSM Consulting LLC)
First Lien Secured Term Loan	L+ 6.25%	7.25%	12/31/20	12/31/26	11,378	11,150	11,150	3.56
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.25%	7.25%	12/31/20	12/31/26	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 6.25%	7.25%	12/31/20	12/31/22	—	—	—	—
	(1.00% Floor)
					15,397	15,138	15,169	4.84

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Specialized Finance
Golden Pear Funding Assetco, LLC(5)
Second Lien Secured Term Loan	L+10.50%	11.50%	09/20/18	03/20/24	10,938	$10,810	$10,938	3.50%
	(1.00%Floor)
Oasis Legal Finance, LLC(5)
Second Lien Secured Term Loan	L+10.75%	11.75%	09/09/16	03/09/22	12,500	12,446	12,500	3.99
	(1.00%Floor)
WHF STRS Ohio Senior Loan Fund LLC
Subordinated Note(4)(5)(7)(9)(14)	L+6.50%	6.65%	07/19/19	N/A	41,073	41,073	41,073	13.13
					64,511	64,329	64,511	20.62
Specialty Chemicals
Flexitallic Group SAS
First Lien Secured Term Loan	L+6.50%	7.50%	10/28/19	10/29/26	11,632	11,389	10,818	3.46
	(1.00%Floor)
Systems Software
Vero Parent, Inc.
First Lien Secured Term Loan	L+6.00%	7.00%	11/06/19	08/16/24	7,074	6,613	7,074	2.26
	(1.00%Floor)
Technology Hardware, Storage & Peripherals
Source Code Midco, LLC
First Lien Secured Term Loan	L+8.25%	9.25%	05/04/18	05/04/23	22,322	22,022	22,322	7.13
	(1.00%Floor)
Telestream Holdings Corporation
First Lien Secured Term Loan	L+8.75%	9.75%	10/15/20	10/15/25	14,037	13,608	13,769	4.40
	(1.00%Floor)
First Lien Secured Revolving Loan(7)	L+8.75%	9.75%	10/15/20	10/15/25	—	—	15	—
	(1.00%Floor)
					36,359	35,630	36,106	11.54
Total Debt Investments					694,114	658,704	657,249	210.03
Equity Investments
Data Processing & Outsourced Services
Escalon Services Inc Warrants(4)	N/A	N/A	12/04/20	N/A	709	476	476	0.15
Diversified Support Services
Quest Events, LLC Preferred Units(4)	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC Common A Units(4)	N/A	N/A	09/20/19	N/A	225	—	—
					542	317	14	—
Health Care Services
Lab Logistics Preferred Units(4)	N/A	N/A	10/29/19	N/A	2	857	857	0.27

Internet & Direct Marketing Retail
BBQ Buyer, LLC Shares(4)	N/A	N/A	08/28/20	N/A	1,100	1,100	1,265	0.40
Ross-Simons Topco, LP Preferred Units(4)	N/A	N/A	12/04/20	N/A	600	600	600	0.19
					1,700	1,700	1,865	0.59
Investment Banking & Brokerage	N/A	N/A	10/01/20	N/A	—	6,944	6,448	2.06
Arcole Holding Corp. Shares(4)(5)(6)(19)
IT Consulting & Other Services
Keras Holdings, LLC Shares(dba KSM Consulting LLC)(4)	N/A	N/A	12/31/20	N/A	496	496	496	0.16

Leisure Facilities
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Class A Common Stock(4)	N/A	N/A	06/29/20	N/A	2	1,955	282	0.09
Lift Brands, Inc. (aka Snap Fitness Holdings, Inc.) Warrants(4)	N/A	N/A	06/29/20	06/28/28	1	793	114	0.04
					3	2,748	396	0.13

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

September 30, 2021

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2021 and December 31, 2020.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2021 or December 31, 2020. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2018 remain subject to examination by the Internal Revenue Service.

As of September 30, 2021 and December 31, 2020, the cost of investments for federal income tax purposes was $697,591 and $701,493 resulting in net unrealized depreciation of $10,468 and $10,758, respectively. This is comprised of gross unrealized appreciation of $10,965 and $16,954, and gross unrealized depreciation of $21,433 and $27,712, on a tax basis, as of September 30, 2021 and December 31, 2020, respectively.

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

Recent Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. As of September 30, 2021, the guidance did not have a material impact on the Company’s consolidated financial statements.

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

The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
Realized gain (loss) on forward currency contracts	$1	$(3)
Unrealized appreciation (deprectiation) on forward currency contracts	187	186
Total net realized and unrealized gains (losses) on forward currency contracts	$188	$183

	For the three months ended	For the nine months ended
	September 30, 2020	September 30, 2020
Realized (loss) on forward currency contracts	$(25)	$(25)
Unrealized appreciation (depreciation) on forward currency contracts	3	—
Total net realized and unrealized gains (losses) on forward currency contracts	$(22)	$(25)

The value associated with unrealized loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts as of September 30, 2021 were as follows:

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	24,385 CAD	$19,440 USD	10/28/21	$186	$—
Total					$186	$—

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2021.

	As of September 30, 2021
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley	$186	$—	$—	$—	$—	$—	$—	$186	$—
Total	$186	$—	$—	$—	$—	$—	$—	$186	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of September 30, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$572,526	$564,996	$588,260	$588,580
Second lien secured loans	31,379	29,662	29,371	27,596
Subordinated unsecured loans	167	167	—	—
Subordinated Note to STRS JV	57,297	57,297	41,073	41,073
Equity (excluding STRS JV)	19,354	20,188	26,457	23,319
Equity in STRS JV	14,324	14,813	10,268	10,167
Total	$695,047	$687,123	$695,429	$690,735

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2021		As of December 31, 2020
Advertising	$7,686	1.2%	$15,159	2.4%
Agricultural & Farm Machinery	—	—	9,201	1.4
Air Freight & Logistics	18,738	3.0	5,359	0.8
Application Software	24,745	4.0	28,397	4.4
Automotive Retail	15,392	2.5	22,139	3.5
Broadcasting	—	—	4,844	0.8
Building Products	34,495	5.6	19,751	3.1
Cable & Satellite	14,419	2.3	14,250	2.2
Commodity Chemicals	15,191	2.5	10,818	1.7
Communications Equipment	—	—	15,770	2.5
Construction & Engineering	6,948	1.1	26,229	4.1
Construction Materials	7,521	1.2	7,840	1.2
Consumer Finance	8,721	1.4	9,682	1.5
Data Processing & Outsourced Services	32,874	5.3	36,861	5.8
Department Stores	13,538	2.2	13,272	2.1
Distributors	4,024	0.7	4,158	0.7
Diversified Chemicals	7,429	1.2	8,834	1.4
Diversified Support Services	11,686	1.9	20,241	3.2
Education Services	13,452	2.2	13,612	2.1
Electronic Equipment & Instruments	6,705	1.1	—	—
Food Retail	—	—	21,822	3.4
Health Care Facilities	13,335	2.2	15,188	2.4
Health Care Services	56,347	9.2	39,600	6.2
Heavy Electrical Equipment	11,040	1.8	—	—
Home Furnishings	4,419	0.7	4,019	0.6
Household Products	11,733	1.9	—	—
Interactive Media & Services	19,707	3.2	12,594	2.0
Internet & Direct Marketing Retail	44,408	7.2	36,556	5.7
Investment Banking & Brokerage	19,746	3.2	20,046	3.1
IT Consulting & Other Services	10,081	1.6	15,665	2.5
Leisure Facilities	22,010	3.6	20,745	3.2
Leisure Products	5,422	0.9	—	—
Office Services & Supplies	21,062	3.4	10,489	1.6
Other Diversified Financial Services	3,493	0.6	3,498	0.6
Packaged Foods & Meats	10,814	1.8	10,811	1.7
Personal Products	12,406	2.0	11,270	1.8
Property & Casualty Insurance	5,562	0.9	6,115	1.0
Research & Consulting Services	24,364	4.0	32,631	5.1
Restaurants	—	—	9,779	1.5
Specialized Consumer Services	22,536	3.7	6,363	1.0
Specialized Finance(1)	10,938	1.8	32,707	5.1
Systems Software	19,179	3.1	7,074	1.1
Technology Hardware, Storage & Peripherals	22,847	3.7	36,106	5.7
Total(1)	$615,013	100.0%	$639,495	100.0%

(1)	Excludes investments in STRS JV.

As of September 30, 2021, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Trimlite Buyer, LLC, which are domiciled in Canada. As of September 30, 2021 and December 31, 2020, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.7 years and 3.6 years, respectively.

As of September 30, 2021 and December 31, 2020, the total fair value of non-accrual loans were $8,683 and $11,620, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2021:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Non-controlled affiliates
Arcole Holding Corp Shares	Equity	$749	$6,448	$—	$—	$—	$352	$6,800
NMFC Senior Loan Program I LLC Units	Equity	293	9,269	—	(10,000)	—	731	—
Total Non-controlled affiliates		$1,042	$15,717	$—	$(10,000)	$—	$1,083	$6,800

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$2,362	$41,073	$16,224	$—	$—	$—	$57,297
WHF STRS Ohio Senior Loan Fund LLC*	Equity	3,638	10,167	4,056	—	—	590	14,813
Total Controlled affiliates		$6,000	$51,240	$20,280	$—	$—	$590	$72,110

The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2020:

		Amount of
		dividends and	Beginning Fair				Net Change in	Ending Fair
		interest	Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Non-controlled affiliates
Arcole Holding Corp Shares	Equity	$114	$—	$6,944	$—	$—	$(496)	$6,448
NMFC Senior Loan Program I LLC Units	Equity	1,069	9,651	—	—	—	(382)	9,269
Total Non-controlled affiliates		$1,183	$9,651	$6,944	$—	$—	$(878)	$15,717

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2019	Purchases	Sales	Gain (Loss)	(Depreciation)	2020
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$2,595	$26,344	$14,729	$—	$—	$—	$41,073
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,761	6,949	3,682	—	—	(464)	10,167
Total Controlled affiliates		$4,356	$33,293	$18,411	$—	$—	$(464)	$51,240

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

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.WHF STRS Ohio Senior Loan Fund LLC

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

In July 2019, STRS JV formally launched operations. As of September 30, 2021 and December 31, 2020, STRS JV had total assets of $246,765 and $181,382, respectively. STRS JV’s portfolio consisted of debt investments in 27 and 20 portfolio companies as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,003 and $14,593, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $72,488 and $60,252 as of September 30, 2021 and December 31, 2020, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of September 30, 2021 and December 31, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $14,324 and $10,268 and advances of the subordinated notes of $57,297 and $41,073 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $676 and $2,703 were unfunded, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 were unfunded, respectively.

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

As of September 30, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR, Sterling Overnight Index Average (“SONIA”) or CDOR plus 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of September 30, 2021, STRS JV had $126,189 of outstanding borrowings and an effective interest rate of 2.51% per annum under the STRS JV Credit Facility.

Below is a listing of STRS JV’s individual investments as of September 30, 2021:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/21/19	10/11/24	8,686	$8,581	$8,686
SmartSign Holdings LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	10/21/19	10/11/24	—	—	11
							8,686	8,581	8,697
Application Software
TaxSlayer, LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	6,762	6,642	6,666
TaxSlayer, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	—	—	3
							6,762	6,642	6,669
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	11/09/20	11/05/25	7,225	7,106	7,153
LHS Borrower, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	9,506	9,334	9,436
LHS Borrower, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	6
							16,731	16,440	16,595
Construction & Engineering
Road Safety Services, Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/31/19	09/18/23	6,443	6,344	6,421
Road Safety Services, Inc	First Lien Secured Revolving Loan	3.25%	P+ 5.00%	8.25%	12/31/19	09/18/23	432	425	438
Tensar Corp	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/24/20	08/20/25	6,948	6,805	6,948
							13,823	13,574	13,807
Data Processing & Outsourced Services
Geo Logic Systems Ltd(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	20,768	15,850	16,232
Geo Logic Systems Ltd(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	—	—	5
							20,768	15,850	16,237
Diversified Support Services
Quest Events, LLC(9)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00% (5.46% Cash + 1.54% PIK)	07/19/19	12/28/24	11,994	11,866	9,751
Quest Events, LLC(9)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	935	924	760
							12,929	12,790	10,511
Electronic Equipment & Instruments
LMG Holdings, Inc	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	6,819	6,690	6,704
LMG Holdings, Inc	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	—	—	1
							6,819	6,690	6,705
Environmental & Facilities Services
WH Lessor Corp	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	6,888	6,790	6,874
WH Lessor Corp	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	7
							6,888	6,790	6,881
Human Resource & Employment Services
Pluto Acquisition Topco, LLC(8)	First Lien Secured Term Loan	1.50%	L+ 6.31%	7.81%	05/19/20	01/31/24	11,115	11,010	11,115
							11,115	11,010	11,115
Industrial Machinery
FR Flow Control CB LLC	First Lien Secured Term Loan B	1.00%	L+ 5.50%	6.50%	07/19/19	06/28/26	6,815	6,722	6,815
							6,815	6,722	6,815
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	15,381	15,178	15,381
Marlin DTC-LS Midco 2, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	—	—	12
							15,381	15,178	15,393
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	7,543	7,440	7,543
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	2,653	2,636	2,653
							10,196	10,076	10,196

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
IT Consulting & Other Services
Cennox, Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	4,035	$3,959	$3,995
Cennox, Inc	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,649	8,487	8,564
Cennox, Inc	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	125	122	131
Cennox Holdings Limited(7)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	2,873	3,894	3,833
Cennox Holdings Limited(7)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	749	1,016	1,000
KSM Consulting LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/27/21	12/31/26	11,292	11,092	11,293
KSM Consulting LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	01/27/21	12/31/26	—	—	28
KSM Consulting LLC(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/27/21	12/31/26	889	873	898
Turnberry Solutions, Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	08/10/21	09/02/26	5,806	5,694	5,693
Turnberry Solutions, Inc	First Lien Secured Revolving Loan	3.25%	P+ 5.00%	8.25%	08/10/21	09/02/26	86	84	84
							34,504	35,221	35,519
Packaged Foods & Meats
Mikawaya Holdings, LLC	First Lien Secured Term Loan	1.25%	L+ 5.50%	6.75%	02/18/20	01/29/25	3,034	2,993	3,034
Poultry Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25% (6.75% Cash + 1.50% PIK)	10/21/19	06/28/25	7,789	7,688	7,010
Stella & Chewy's	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/29/20	12/16/25	5,313	5,222	5,100
Stella & Chewy's(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	12/29/20	12/16/25	1,898	1,881	1,782
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 9.00%	10.50% (9.75% Cash + 0.75% PIK)	03/20/20	02/28/25	9,151	9,073	8,968
							27,185	26,857	25,894
Personal Products
Sunless, Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	4,271	4,193	4,229
Sunless, Inc(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	—	—	2
							4,271	4,193	4,231
Research & Consulting Services
E-Phoenix Acquisition Co. Inc (dba Integreon)	First Lien Secured Term Loan	1.00%	L+ 5.75%	6.75%	07/15/21	06/23/27	8,977	8,869	8,869
							8,977	8,869	8,869
Systems Software
IDIG Parent LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,504	8,421	8,504
IDIG Parent LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,411	1,397	1,411
IDIG Parent LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5
							9,915	9,818	9,920
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,365	7,259	7,292
PS Lightwave, Inc(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	6
Source Code Midco, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	7,648	7,499	7,499
Source Code Midco, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	—
							15,013	14,758	14,797
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	10,158	9,966	10,123
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	—	—	13
							10,158	9,966	10,136

Total Investments							246,936	$240,025	$238,987

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, CDOR or Prime. The one, three and six-month LIBOR were 0.08%, 0.13% and 0.16%, respectively, as of September 30, 2021. The one, three and six-month GBP LIBOR were 0.05%, 0.08% and 0.17%, respectively, as of September 30, 2021. The CDOR and Prime were 0.45% and 3.25%, respectively, as of September 30, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 968% of STRS JV’s net assets or 97% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is non-USD denominated and is based in Canadian dollars or British Pounds.
(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(9)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

Below is a listing of STRS JV’s individual investments as of December 31, 2020:

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
North America
Debt Investments
Advertising
SmartSign Holdings LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	8,753	$8,620	$8,710
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	10/21/19	10/11/24	545	537	546
	(1.00% Floor)				9,298	9,157	9,256
Building Products
Drew Foam Companies Inc
First Lien Secured Term Loan	L+ 6.50%	7.50%	11/09/20	11/24/25	10,079	9,883	9,882
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	11/09/20	11/05/25	332	325	325
	(1.00% Floor)
LHS Borrower, LLC
First Lien Secured Term Loan	L+ 6.75%	7.75%	10/09/20	09/30/25	9,689	9,478	9,543
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	4
	(1.00% Floor)				20,100	19,686	19,754
Construction & Engineering
SFP Holding, Inc.
First Lien Secured Term Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	6,483	6,482	6,389
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.25%	7.25%	12/13/19	09/01/22	6,713	6,711	6,610
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.25%	7.25%	12/31/19	09/01/22	—	—	(13)
	(1.00% Floor)
Tensar Corp.
First Lien Secured Term Loan	L+ 6.75%	7.75%	11/24/20	08/20/25	7,000	6,829	6,829
	(1.00% Floor)				20,196	20,022	19,815
Data Processing & Outsourced Services
Geo Logic Systems Ltd.
First Lien Secured Term Loan(7)	L+ 6.24%	7.24%	01/22/20	12/19/24	14,466	10,894	11,133
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 6.24%	7.24%	01/22/20	12/19/24	—	—	(3)
	(1.00% Floor)				14,466	10,894	11,130
Diversified Support Services
Quest Events, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	11,649	11,490	9,470
	(1.00% Floor)	(3.50%PIK)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	07/19/19	12/28/24	935	922	760
	(1.00% Floor)	(3.50%PIK)			12,584	12,412	10,230
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	11/24/25	6,259	6,155	6,239
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	9
	(1.00% Floor)				6,259	6,155	6,248
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,549	11,405	11,549
	(1.50% Floor)				11,549	11,405	11,549

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,269	$7,154	$7,088
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%	07/19/19	06/28/26	2,870	2,825	2,798
	(1.00% Floor)				10,139	9,979	9,886
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/05/19	11/05/24	7,838	7,718	7,838
	(1.00% Floor)				7,838	7,718	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	13,577	13,373	13,501
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	—	—	10
	(1.00% Floor)				13,577	13,373	13,511
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	8,194	8,059	8,194
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	2,882	2,859	2,882
	(1.00% Floor)				11,076	10,918	11,076
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.00%	02/18/20	01/29/25	3,057	3,007	3,057
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,728	7,606	7,265
	(1.00% Floor)
Stella & Chewy's
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/29/20	12/16/25	5,312	5,206	5,206
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.50%	7.50%	12/29/20	12/16/25	—	—	—
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.75%	03/20/20	02/28/25	9,234	9,137	9,049
	(1.50% Floor)	(1.00%PIK)			25,331	24,956	24,577
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	4,828	4,734	4,345
	(1.00% Floor)	(0.50%PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	—	—	(113)
	(1.00% Floor)				4,828	4,734	4,232
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/01/24	8,110	8,001	8,110
	(1.00% Floor)				8,110	8,001	8,110
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	7,435	7,306	7,334
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	6
	(1.50% Floor)				7,435	7,306	7,340
Total Investments					182,786	$176,716	$174,552

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31, 2020. The CDOR was 0.5% as of December 31, 2020.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,030% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal is denominated in Canadian dollars.
(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

As of September 30, 2021, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of September 30, 2021 and December 31, 2020, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $18,740, and $12,192 under delayed draw term loan commitments and undrawn revolvers as of September 30, 2021 and December 31, 2020, respectively.

Below is certain summarized financial information for STRS JV as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

Selected Balance Sheet Information	September 30, 2021	December 31, 2020
Assets:
Investments, at fair value (amortized cost of $240,025 and $176,716, respectively)	$238,987	$174,552
Cash and cash equivalents	6,566	5,947
Other assets	1,212	883
Total assets	$246,765	$181,382
Liabilities:
Credit facility	$124,299	$94,260
Note payable to members	95,496	68,456
Interest payable on credit facility	236	189
Interest payable on notes to members	1,511	1,136
Other liabilities	536	396
Total liabilities	222,078	164,437
Members’ equity	24,687	16,945
Total liabilities and members’ equity	$246,765	$181,382

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income	$4,972	$3,402	$13,554	$8,948
Total investment income	$4,972	$3,402	$13,554	$8,948
Interest expense on credit facility	1,079	806	3,037	2,407
Interest expense on notes to members	1,511	1,140	3,937	3,328
Administrative fee	117	84	312	219
Other expenses	150	40	379	314
Total expenses	$2,857	$2,070	$7,665	$6,268
Net investment income	2,115	1,332	5,889	2,680
Net realized gains (losses) on investments	8	(2)	(51)	(17)
Net change in unrealized appreciation (depreciation) on investments	874	2,158	1,209	(3,254)
Net increase (decrease) in net assets resulting from operations	$2,997	$3,488	$7,047	$(591)

NOTE 5 – FAIR VALUE MEASUREMENTS

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2021 and year ended December 31, 2020, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$564,996	$564,996
Second lien secured loans	—	—	29,662	29,662
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	57,297	57,297
Equity (excluding STRS JV)	—	—	20,188	20,188
Equity in STRS JV(1)	—	—	—	14,813
Total investments	$—	$—	$672,310	$687,123

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s investments in forward currency contracts, which were valued at $186 as of September 30, 2021, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$589,717	$589,717
Second lien secured loans	—	—	27,059	27,059
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	22,719	22,719
Equity in STRS JV(1)	—	—	—	10,167
Total investments	$—	$—	$680,568	$690,735

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended September 30, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$562,837	$29,714	$—	$49,809	$16,033	$658,393
Funding of investments	135,497	—	167	7,488	2,278	145,430
Non-cash interest income	173	1	—	—	—	174
Accretion of discount	2,115	29	—	—	—	2,144
Proceeds from paydowns and sales	(133,361)	—	—	—	—	(133,361)
Realized gains (losses)	120	—	—	—	(11)	109
Net unrealized (depreciation) appreciation	(2,385)	(82)	—	—	1,888	(579)
Fair value, end of period	$564,996	$29,662	$167	$57,297	$20,188	$672,310
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2021	$216	$112	$—	$—	$2,931	$3,259

The following table presents the changes in investments measured at fair value using Level 3 inputs for the nine months ended September 30, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	310,749	14,550	498	16,224	2,938	344,959
Non-cash interest income	857	3	—	—	—	860
Accretion of discount (premium)	5,549	125	—	—	(25)	5,649
Proceeds from paydowns and sales	(341,177)	(12,670)	(331)	—	(9,442)	(363,620)
Realized gains (losses)	8,288	—	—	—	(574)	7,714
Net unrealized (depreciation) appreciation	(7,850)	58	—	—	3,972	(3,820)
Fair value, end of period	$564,996	$29,662	$167	$57,297	$20,188	$672,310
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2021	$1,516	$113	$—	$—	$3,211	$4,840

The following table presents the changes in investments measured at fair value using Level 3 inputs for the the three months ended September 30, 2020:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$453,721	$29,968	$—	$41,073	$14,846	$539,608
Funding of investments	57,920	—	291	—	1,100	59,311
Non-cash interest income	198	—	—	—	—	198
Accretion of discount	680	28	—	—	—	708
Proceeds from paydowns and sales	(27,507)	—	—	—	(632)	(28,139)
Realized gains	4	—	—	—	632	636
Net unrealized (depreciation) appreciation	9,850	4	—	—	3,804	13,658
Fair value, end of period	$494,866	$30,000	$291	$41,073	$19,750	$585,980
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2020	$9,980	$4	$—	$—	$3,804	$13,788

The following table presents the changes in investments measured at fair value using Level 3 inputs for the the nine months ended September 30, 2020:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$477,875	$62,155	$—	$26,344	$15,898	$582,272
Funding of investments	122,057	—	291	14,729	3,908	140,985
Non-cash interest income	681	—	—	—	—	681
Accretion of discount	2,009	142	—	—	18	2,169
Proceeds from paydowns and sales	(114,065)	(32,404)	—	—	(650)	(147,119)
Realized gains	281	—	—	—	632	913
Net unrealized (depreciation) appreciation	6,028	107	—	—	(56)	6,079
Fair value, end of period	$494,866	$30,000	$291	$41,073	$19,750	$585,980
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2020	$6,090	$109	$—	$—	$(56)	$6,143

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

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	September 30, 2021	Techniques	Inputs	(Weighted Average)
First lien secured loans	$317,512	Discounted cash flows	Discount rate	4.4% – 19.2% (9.5%)
			Exit EBITDA multiple	5.1x – 15.0x (8.2x)
	120,535	Recent transaction	Transaction price	98.0 – 99.3 (98.2)
	126,949	Discounted cash flows, Recent transaction, Guideline public companies and Consensus market pricing	Discount rate	5.5% – 10.5% (8.2%)
			Market pricing	100.8
			Transaction price	97.4 – 99.2 (98.3)
			Exit EBITDA multiple	6.6x – 11.0x (9.4x)
	$564,996

Second lien secured loans	$14,962	Discounted cash flows	Discount rate	10.7% – 22.0% (14.3%)
			Exit EBITDA multiple	6.5x
	14,700	Discounted cash flows and Recent transaction	Discount rate	11.0%
			Exit EBITDA multiple	8.5x
			Transaction price	97.1
	$29,662

Subordinated Notes	$57,297	Enterprise value	–	–
	167	Recent transaction	Transaction price	100.0
	$57,464

Preferred Equity	$934	Similar transactions	LTM EBITDA multiple	8.0x
	840	Discounted cash flows and Guideline public companies	Discount Rate	18.0%
			Exit EBITDA Multiple	8.3x
			LTM EBITDA Multiple	8.9x
			NFY EBITDA Multiple	8.2x
			Discount for lack of marketability	12.5%
	167	Recent transaction	Transaction price	$1.00 per share
	$1,941

Common Equity	$184	Discounted cash flows	Discount rate	20.8%
			Exit EBITDA Multiple	8.6x
			Discount for lack of marketability	15.0%
	10,111	Discounted cash flows, Guideline public companies and Expected repayment	Discount rate	14.4% – 19.4% (17.7%)
			Exit EBITDA Multiple	8.2x – 11.0x (10.1x)
			NFY EBITDA Multiple	8.6x
			Discount for lack of marketability	10.0%
	710	Similar transactions	LTM EBITDA Multiple	6.0x – 13.3x (11.6x)
	2,760	Recent transaction	Transaction price	$1.00 – $104.05 ($32.74) per share
	$13,765

Warrant	4,482	Discounted cash flows, Recent transaction and Option-pricing method	Discount rate	20.8% – 28.7% (28.3%)
			Exit EBITDA multiple	5.5x – 8.6x (5.9x)
			Volatility	3.4% – 8.4% (3.5%)
			Discount for lack of marketability	10.0% – 15.0% (11.1%)
	$4,482

Total Level 3 Investments	$672,310

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2020	Techniques	Inputs	(Weighted Average)
First lien secured loans	$391,704	Discounted cash flows	Discount rate	7.2% – 16.6% (9.7)%
			Exit EBITDA multiple	3.0x – 15.0x (7.5x)
	11,774	Guideline public companies	LTM EBITDA multiple	6.3 x
	142,031	Recent transaction	Transaction price	97.0 – 99.0 (97.9)
	20,870	Discounted cash flows, recent transaction, guideline public companies and consensus market pricing	Discount rate	7.1% – 16.5% (9.6)%
			Market pricing	100.2 – 100.6 (100.4)
			Transaction price	100.0
			Exit EBITDA multiple	7.0x – 12.0x (9.3x)
	22,201	Other (asset coverage and expected repayment)	—	—
	$588,580

Second lien secured loans	$15,096	Discounted cash flows	Discount rate	12.1% – 20.9% (14.9)%
			Exit EBITDA multiple	6.5 x
	12,500	Other (expected repayment)	—	—
	$27,596

Subordinated Note to STRS JV	$41,073	Enterprise value	—	—

	$41,073

Preferred Equity	$857	Similar transactions	LTM EBITDA multiple	8.0 x
	600	Recent transaction	Transaction price	$1.0 /s
	$1,457

Common Equity	$10,816	Discounted cash flows	Discount rate	12.5% – 19.8% (13.5)%
			Exit EBITDA Multiple	6.7x – 8.6x (7.1x)
			Discount for lack of marketability	2.0% – 15.0% (3.8)%
	6,448	Discounted cash flows and Guideline public companies	Discount rate	15.5%
			Exit EBITDA Multiple	8.0 x
			Discount for lack of marketability	10.0%
	14	Similar transactions	Exit EBITDA Multiple	6.0 x
			Discount for lack of marketability	15.0%
	496	Recent transaction	Transaction price	$1.0 /s
	$17,774

Warrant	$3,612	Discounted cash flows and	Discount rate	19.1% – 24.7% (24.5)%
		Option-pricing method	Exit EBITDA multiple	5.5x – 8.6x (5.6x)
			Volatility	3.0% – 7.8% (3.2)%
			Discount for lack of marketability	10.0% – 15.0% (10.2)%
	476	Recent transaction	Transaction price	$1.0 /s
	$4,088
Total Level 3 Investments	$680,568

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

The following table presents the par and fair value of the Company’s borrowings as of September 30, 2021 and December 31, 2020. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.0% private notes due 2023 (the “2023 Private Notes”), the 5.375% private notes due 2025 (the “2025 Private Notes”), the 5.375% private notes due 2026 (the “2026 Private Notes”) and the 5.625% private notes due 2027 (the “2027 Private Notes”) were estimated using discounted future cash flows to the valuation date. The fair value of the 6.5% notes due 2025, (the “2025 Public Notes”) was estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		As of September 30, 2021		As of December 31, 2020
	Fair
	Value Level	Par	Fair Value	Par	Fair Value
JPM Credit Facility	3	$259,620	$269,431	$265,246	$272,570
2023 Private Notes	3	30,000	31,642	30,000	32,389
2025 Private Notes	3	40,000	41,662	40,000	41,110
2026 Private Notes	3	10,000	10,363	10,000	10,260
2027 Private Notes	3	10,000	10,397	10,000	10,324
2025 Public Notes	2	35,000	35,449	35,000	36,000
		$384,620	$398,944	$390,246	$402,653

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage for borrowed amounts was 184.2% and 180.2%, respectively.

Total borrowings outstanding and available as of September 30, 2021, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2025	L+2.35%	$259,620	$25,380
2023 Private Notes	2023	6.00%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.50%	35,000	—
Total debt			384,620	$25,380
Debt issuance cost			(4,863)
Total debt net issuance cost			$379,757

Total borrowings outstanding and available as of December 31, 2020, were as follows:

	Maturity	Rate	Face Amount	Available
JPM Credit Facility	2024	L+2.50%	$265,246	$19,754
2023 Private Notes	2023	6.00%	30,000	—
2025 Private Notes	2025	5.375%	40,000	—
2026 Private Notes	2026	5.375%	10,000	—
2027 Private Notes	2027	5.625%	10,000	—
2025 Public Notes	2025	6.50%	35,000	—
Total debt			390,246	$19,754
Debt issuance cost			(5,366)
Total debt net issuance cost			$384,880

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

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $200,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $594,638 as of September 30, 2021 as collateral. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2021, the Company had $259,620 in outstanding borrowings and $25,380 undrawn under the Credit Facility. Weighted average outstanding borrowings were $256,274 and $236,396 at a weighted average interest rate of 2.50% and 2.63%, respectively, for the three and nine months ended September 30, 2021. As of September 30, 2021, the interest rate in effect on outstanding borrowings was 2.47%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of September 30, 2021, $25,380 was available to be drawn by the Company based on these requirements.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on August 4, 2021. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

●	determines the composition of the investment portfolio, the nature and timing of the changes to the portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments the Company makes (including performing due diligence on the Company’s prospective portfolio companies); and
●	closes, monitors and administers the investments the Company makes, including the exercise of any voting or consent rights.

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

During the three and nine months ended September 30, 2021, the Company incurred base management fees of $3,508 and $10,209, respectively. During the three and nine months ended September 30, 2020, the Company incurred base management fees of $3,069 and $9,110, respectively.

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

The operation of the first component of the incentive fee for each quarter is as follows:

●	no incentive fee is payable to the Company’s investment adviser in any calendar quarter in which Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);
●	100% of Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter

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
●	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to the Company’s investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

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

In accordance with GAAP, the Company is also required to include the aggregate unrealized capital appreciation on investments in the calculation and accrue a capital gains incentive fee on a quarterly basis if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Advisory Agreement. If the Capital Gains Incentive Fee Base, adjusted as required by GAAP to include unrealized capital appreciation, is positive at the end of a reporting period, then GAAP requires the Company to accrue a Capital Gains Incentive Fee equal to 20% of such amount, less the aggregate amount of any Capital Gains Incentive Fees previously paid and Capital Gains Incentive Fees accrued under GAAP in all prior periods. If such amount is negative, then there is no accrual for such period. The resulting accrual under GAAP in a given period may result in either additional expense (if such cumulative amount is greater than in the prior period) or a reversal of previously recorded expense (if such cumulative amount is less than in the prior period). There can be no assurance that such unrealized capital appreciation will be realized in the future. For the three and nine months ended September 30, 2021, the Company accrued Capital Gains Incentive Fees of $127 and $1,123, respectively. For the three and nine months ended September 30, 2020, the Company reversed previously accrued Capital Gains Incentive Fees of $1,870 and $1,243, respectively. As of September 30, 2021 and December 31, 2020, incentive fees payable on the consolidated statements of assets and liabilities were $3,255 and $2,132, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and nine months ended September 30, 2021, the Company incurred total performance-based incentive fees of $2,069 and $6,739, respectively. During the three and nine months ended September 30, 2020, the Company incurred total performance-based incentive fees of $3,819 and $5,571, respectively. As of September 30, 2021 and December 31, 2020, incentive fees payable on the consolidated statements of assets and liabilities were $7,404 and $6,117, respectively.

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

During both the three and nine months ended September 30, 2021 and 2020, the Company incurred allocated administrative service fees of $171 and $512, respectively.

Co-investments with Related Parties: As of September 30, 2021 and December 31, 2020, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of September 30, 2021 and December 31, 2020, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $3,667,522 and $3,191,269, respectively.

STRS JV: For the three and nine months ended September 30, 2021, the Company sold $45,729 and $106,423 of investments to STRS JV at fair value. For the three and nine months ended September 30, 2021, the Company recognized net realized gains of $120 and $277, respectively. For the three and nine months ended September 30, 2020, the Company sold $1,335 and $66,397 of investments to STRS JV at fair value and recognized net realized losses of $0 and $3, respectively.

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

The balance of unfunded commitments to extend credit was $33,123 and $19,554 as of September 30, 2021 and December 31, 2020, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of September 30, 2021 and December 31, 2020:

Unfunded Commitment ($ in thousands)	As of September 30, 2021	As of December 31, 2020
Revolving Loan Commitments:
BBQ Buyer, LLC	$—	$823
Claridge Products and Equipment, LLC	702	702
Comniscient Technologies LLC	—	341
Drew Foam Companies Inc	—	534
EducationDynamics, LLC	1,199	—
Epiphany Dermatology	438	438
Geo Logic Systems Ltd.	—	321
ImageOne Industries, LLC	—	408
HC Salon Holdings, Inc.	700	—
Inspired Beauty Brands, Inc.	531	531
Ivy Rehab Holdings LLC	545	545
LHS Borrower, LLC	560	560
LMG Holdings, Inc.	414	—
Maxitransfers Blocker Corp	1,038	—
Motivational Marketing, LLC	276	—
Newscycle Solutions, Inc.	132	120
The Kyjen Company, LLC (dba Outward Hound)	554	—
PG Dental New Jersey Parent, LLC	933	1,166
Power Plant Services	3,030	—
RCKC Acquisitions LLC (dba KSM Consulting)	—	1,422
Road Safety Services, Inc.	—	875
TaxSlayer LLC	774	1,548
Telestream Holdings Corporation	954	1,324
Trimlite Buyer LLC	1,636	—
Total unfunded revolving loan commitments	14,416	11,658

Delayed Draw Loan Commitments:
DCA Investment Holding,LLC	1,400	—
EducationDynamics, LLC	1,709	—
Empire Office, Inc.	4,926	—
Epiphany Dermatology	1,864	3,063
Ivy Rehab Holdings LLC	2,189	1,633
PlayMonster LLC	3,091	—
RCKC Acquisitions LLC (dba KSM Consulting)	—	3,200
Source Code Holdings, LLC	2,185	—
True Blue Car Wash, LLC	1,343	—
Total unfunded delayed draw loan commitments	18,707	7,896
Total	$33,123	$19,554

As of September 30, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $676 and $2,703 was unfunded, respectively. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three and nine months ended September 30, 2021 and subsequent to September 30, 2021, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies were and may continue to be adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - STOCKHOLDERS’ EQUITY

On March 15, 2021, the Company launched an "at-the-market" offering (the "ATM Program") by entering into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may offer and sell, from time to time, through Raymond James & Associates, Inc., as the sales agent, shares of its common stock having an aggregate offering amount of up to $35,000.

During the three months ended September 30, 2021, the Company sold 94,897 shares of its common stock under the ATM Program at a weighted-average price of $15.78 per share, which amounts to $1,497 in gross proceeds. The Company received net proceeds of $1,467 after deducting commissions to the sales agent. During the nine months ended September 30, 2021, the Company sold 256,952 shares of its common stock under the ATM Program at a weighted-average price of $15.82 per share, which amounts to $4,064 in gross proceeds. The Company received net proceeds of $3,983 million after deducting commissions to the sales agent.

To date, the Company has sold 256,952 shares of its common stock under the ATM Program at a weighted-average price of $15.82, which amounts to $4,064 gross proceeds and received net proceeds of $3,983 after deducting commissions to the sales agent. As of September 30, 2021, the Company had $30,936 available under the ATM Program.

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the nine months ended September 30, 2021 and September 30, 2020.

	Nine months ended September 30,
($ in thousands except share and per share amounts)	2021	2020
Shares Issued from ATM Program	256,952	—
Shares Issued from DRIP	133,890	—
Net Proceeds	$5,970	$—
Average Price Per Share	$15.27	$—

NOTE 10 - FINANCIAL HIGHLIGHTS

 The following is a schedule of financial highlights:

	Nine months ended September 30,
	2021	2020
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.23
Investment operations:
Net investment income	1.03	0.84
Net realized and unrealized gains(losses) on investments	0.27	0.31
Net increase in net assets resulting from operations	1.30	1.15
Issuance of common stock(5)	—	—
Distributions declared from net investment income	(1.07)	(1.07)
Net asset value, end of period	$15.46	$15.31
Total annualized return based on market value(2)	15.82%	(38.12)%
Total annualized return based on net asset value	11.26%	10.37%
Net assets, end of period	$323,724	$314,563
Per share market value at end of period	$15.22	$9.79
Shares outstanding end of period	20,936,874	20,546,032
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	10.70%	9.72%
Ratio of incentive fees to average net assets	2.81%	2.46%
Ratio of total expenses to average net assets(4)	13.51%	12.18%
Ratio of net investment income to average net assets(4)	8.91%	7.63%
Portfolio turnover ratio	49.34%	22.06%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.
(5)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the ATM Program and DRIP. The issuance of common stock at a price, net of commissions, that is greater than the net asset value per share results in an increase in net asset value per share. The impact of the Company’s issuance of common stock on net asset value was less than $0.01 per share during the the nine months ended September 30, 2021.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2021	2020	2021	2020
Net increase in net assets resulting from operations	$8,275	$21,634	$26,951	$23,490
Weighted average shares outstanding	20,851,435	20,546,032	20,677,545	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$0.40	$1.06	$1.30	$1.15

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and other than the items discussed below, the Company has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On October 4, 2021, the terms of the Credit Facility were amended to, among other things, establish a temporary upsize to the borrowing capacity under the Credit Facility, which allows WhiteHorse Credit to borrow up to $335,000 for a three-month period beginning on October 4, 2021.

On October 14, 2021, the Company declared a special distribution of $0.135 per share, which will be payable on December 10, 2021 to stockholders of record as of October 29, 2021.

On October 25, 2021, the Company completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. In connection with the offering, the Company granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of the Company’s common stock. The issuance of 1,900,000 shares resulted in net proceeds to the Company of approximately $29,374, inclusive of underwriting discounts and commissions and before offering expenses. On November 3, 2021, the Company raised an additional $4,326 from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of the 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to the Company of approximately $33,700 before offering expenses, which was at or above the Company’s net asset value per share at the time of the offering and the overallotment option.

Subsequent to the quarter ended September 30, 2021, the Company received financial information related to its investment in Grupo Hima San Pablo, Inc. Based on the information currently available, the Company expects to reduce the fair value mark of its first lien secured term loan investment from 50% to within a range of between approximately 35% and 45% of face value during the fourth quarter, but this conclusion is subject to change based on additional information which may become available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, the “Company”, “we”, “us”, “our” and “WhiteHorse Finance” refer to WhiteHorse Finance, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	our ability to continue to effectively manage our business due to the significant disruptions caused by the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);
●	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current COVID-19 pandemic;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the current COVID-19 pandemic;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

COVID-19 Developments

The ongoing COVID-19 pandemic and its effects on the U.S. and global economy had adverse consequences on the business operations of some of our portfolio companies and adversely affected, and may continue to adversely affect, our operations and the operations of our investment adviser. Our investment adviser is continuing to monitor the COVID-19 pandemic and its impact on our business and the business of our portfolio companies and has been focused on proactively engaging with our portfolio companies in order to collaborate with the management teams of certain portfolio companies to evaluate their response to the impacts of COVID-19.

We cannot predict the full impact of COVID-19 and the uncertainty surrounding the continuing effects of more contagious strains of the virus that have emerged in the United States and worldwide, including the extent to which the available vaccines prove to be ineffective against any new COVID-19 variants (particularly the “Delta” variant). In addition, countries around the world, including the United States, have seen significant increases in rates of COVID-19 infections, which was a result of, among other things, the rapid spread of COVID-19 variants (including the Delta variant), more frequent social gatherings and a reduction in the use of masks and social distancing. These developments, in conjunction with the potential adverse reactions to the vaccine, the politicization of vaccine mandates and the general public distrust of the safety and efficacy of the available vaccines may further increase the likelihood that the pandemic will continue for an extended period of time. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our business and our portfolio companies’ operating results and financial condition is uncertain. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Such developments could impair the business operations of our portfolio companies and may result in a decrease in the value of our investment in any such portfolio companies.

In connection with the adverse effects of the COVID-19 pandemic, we have restructured and may need to restructure additional investments in some of our portfolio companies, which has resulted in and could result in additional diminished interest payments or in permanent impairments on our investments. The effects of the COVID-19 pandemic discussed above may increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to distribution payments to stockholders and to servicing our existing debt under our revolving credit facility, or the Credit Facility, with JPMorgan Chase Bank, National Association, as administrative agent and lender, or the Lender.

WhiteHorse Advisers’ credit team continues to be in close contact with the owners and management teams of each of our portfolio companies. Since the onset of the crisis, some of these owners and management teams have assessed the impacts to their businesses and are continuing to coordinate with us to guide their companies through the recovery. We are operating under a philosophy that we will work hand in hand with our borrowers to support them, allowing flexibility in our terms as appropriate, and we expect owners to support their businesses with additional equity where possible.

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of September 30, 2021, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2021, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

We will continue to monitor the ongoing effects of the COVID-19 pandemic, including the spread of the Delta variant, and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future.

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

We bear all other costs and expenses of our operations and transactions, including:

●	our organization;
●	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);
●	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

●	the costs of all future offerings of common shares and other securities, and other incurrences of debt;
●	the base management fee and any incentive fee;
●	distributions on our shares;
●	transfer agent and custody fees and expenses;
●	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
●	brokerage fees and commissions;
●	registration fees;
●	listing fees;
●	taxes;
●	independent directors’ fees and expenses;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
●	costs of holding stockholder meetings;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance and any other insurance premiums;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	direct costs and expenses of administration and operation, including audit and legal costs;
●	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;
●	dues, fees and charges of any trade association of which we are a member; and
●	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

WhiteHorse Advisers or WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

Recent Developments

On October 4, 2021, the terms of the Credit Facility were amended to, among other things, establish a temporary upsize to the borrowing capacity under the Credit Facility, which allows WhiteHorse Credit to borrow up to $335.0 million for a three-month period beginning on October 4, 2021.

On October 14, 2021, we declared a special distribution of $0.135 per share, which will be payable on December 10, 2021 to stockholders of record as of October 29, 2021.

On October 25, 2021, we completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. In connection with the offering, we granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of our common stock. The issuance of 1,900,000 shares resulted in net proceeds to us of approximately $29.4 milion, inclusive of underwriting discounts and commissions and before offering expenses. On November 3, 2021, we raised an additional $4.3 million from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of the 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to us of approximately $33.7 million before offering expenses, which was at or above our net asset value per share at the time of the offering and the overallotment option.

For the period October 1, 2021 through November 9, 2021, we contributed one additional asset, which included one existing issuer of senior secured debt facilities to the STRS JV.

Subsequent to the quarter ended September 30, 2021, we received financial information related to our investment in Grupo Hima San Pablo, Inc. Based on the information currently available, we expect to reduce the fair value mark of the first lien secured term loan investment from 50% to within a range of between approximately 35% and 45% of face value during the fourth quarter, but this conclusion is subject to change based on additional information which may become available.

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

Investment Income

Investment income for the three and nine months ended September 30, 2021 totaled $18.4 million and $53.7 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. Investment income for the three and nine months ended September 30, 2020 totaled $16.5 million and $44.9 million, respectively, and was primarily attributable to interest, dividends and fees earned from investments in portfolio companies. The increase in net investment income for the year-over-year period was primarily attributable to higher accelerated accretion income recognized due to higher repayment activity and higher investment income generated from STRS JV. Investment income for the three and nine months ended September 30, 2021 included $1.1 million and $2.0 million of non-recurring fee income, respectively. Investment income for the three and nine months ended September 30, 2020 included $0.6 million and $1.3 million of non-recurring fee income, respectively. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

Expenses, excluding excise tax, totaled $10.5 million and $31.5 million for the three and nine months ended September 30, 2021, respectively. This compares to expenses, excluding excise tax, of $10.4 million and $27.1 million for the three and nine months ended September 30, 2020, respectively.

Interest expense totaled $3.8 million and $11.5 million for the three and nine months ended September 30, 2021, respectively. This compares to interest expense of $2.8 million and $9.7 million for the three and nine months ended September 30, 2020, respectively. The increase in interest expense for the three and nine months ended September 30, 2021, from the three and nine months ended September 30, 2020, was primarily due to higher borrowing base, partially offset by lower interest rates resulting from a decrease in LIBOR and spread.

Base management fees totaled $3.5 million and $10.2 million for the three and nine months ended September 30, 2021, respectively. Base management fees totaled $3.1 million and $9.1 million for the three and nine months ended September 30, 2020, respectively. The increase in management fees for the three and nine months ended September 30, 2021, from the three and nine months ended September 30, 2020, was primarily due to higher gross assets.

Performance-based incentive fees totaled $2.1 million and $6.7 million for the three and nine months ended September 30, 2021, respectively. Performance-based incentive fees totaled $3.8 million and $5.6 million for the three and nine months ended September 30, 2020, respectively. The decrease in performance-based incentive fees for the three months ended September 30, 2021, from the three months ended September 30, 2020, was mainly attributable to lower capital gains incentive fee accrual of $0.1 million compared with $1.8 million, respectively. The increase in performance-based incentive fees for the nine months ended September 30, 2021, from the nine months ended September 30, 2020, was mainly attributable to higher pre-incentive fee net investment income of $5.6 million compared with $4.3 million, respectively.

Administrative service fees for both the three and nine months ended September 30, 2021 and 2020 totaled $0.2 million and $0.5 million, respectively.

General and administrative expenses were $0.9 million and $2.6 million for the three and nine months ended September 30, 2021, respectively. This compares to general and administrative expenses of $0.6 million and $2.2 million for the three and nine months ended September 30, 2020, respectively. The increase in general and administrative expense for the three and nine months ended September 30, 2021, from the three and nine months ended September 30, 2020, was primarily due to higher professional fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year distributions into the next tax year in an amount less than what would trigger payments of U.S. federal income tax under Subchapter M of the Code. We may then be required to incur a 4% excise tax on such income. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2021, we accrued a net federal excise tax expense of $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2020, we accrued a net federal excise tax expense of $0.1 million and $0.5 million, respectively. The increase in excise tax for the three and nine months ended

September 30, 2021, from the three and nine months ended September 30, 2020, was primarily as a result of higher net investment income and realized gains.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
($in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
AG Kings Holdings Inc.(1)	$—	$—	$7.5	$—
BW Gas & Convenience Holdings, LLC	—	—	0.2	—
Drew Foam Companies Inc	—	—	(0.1)	—
Fluent, LLC	—	—	—	0.2
Geo Logic Systems Ltd.	0.2	—	0.2	—
PMA Holdco, LLC (HDG)	—	0.6	—	0.6
Vero Parent, Inc.	—	—	0.5	0.3
Vessco Holdings, LLC	—	—	(0.6)	—
Other(2)	(0.1)	—	—	—
Total net realized gains	$0.1	$0.6	$7.7	$1.1

(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and nine months ended September 30, 2021 and 2020:

	Three months ended		Nine months ended
($in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Gross unrealized appreciation on investments (1)	$5.0	$18.1	$11.5	$21.0
Gross unrealized depreciation on investments	(3.6)	(2.3)	(5.5)	(15.1)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(1.1)	(0.6)	(8.2)	(1.0)
Total unrealized appreciation (depreciation) on investments	$0.3	$15.2	$(2.2)	$4.9

(1)	The nine months ended September 2021 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $1.0 million.

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

Our operating activities provided cash and cash equivalents of $22.6 million during the nine months ended September 30, 2021, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $21.9 million during the nine months ended September 30, 2021, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders, offset by proceeds from sales of common stock.

Our operating activities provided cash and cash equivalents of $25.0 million during the the nine months ended September 30, 2020, primarily from the net proceeds received from realizations and repayments on our investments as well as cash provided from the net change in working capital. Our financing activities used cash and cash equivalents of $30.0 million during the nine months ended September 30, 2020, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

As of September 30, 2021, we had cash and cash equivalent resources of $16.6 million, including $7.0 million of restricted cash. As of September 30, 2021, we had approximately $25.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2020, we had cash and cash equivalent resources of $15.9 million, including $7.9 million of restricted cash. As of December 31, 2020, we had $19.8 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of September 30, 2021, STRS JV had total assets of $246.8 million. As of December 31, 2021, STRS JV had total assets of $181.4 million.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests, and subordinated notes. As of September 30, 2021, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. Our investment in STRS JV consisted of equity contributions and subordinated note advances of $14.3 million and $57.3 million as of September 30, 2021, respectively. As of September 30, 2021, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, of which $0.7 million and $2.7 million was unfunded, respectively. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV’s portfolio as of September 30, 2021 and December 31, 2020:

($ in thousands)	As of September 30, 2021	As of December 31, 2020
Total investments(1)	$238,987	$174,552
Weighted average effective yield on total portfolio(2)	8.0%	7.9%
Number of portfolio companies in STRS JV	27	20
Largest portfolio company investment(1)	17,523	13,511
Total of five largest portfolio company investments(1)	72,488	60,252

(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

 Investments consisted of the following:

	As of September 30, 2021		As of December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$240,025	$238,987	$176,716	$174,552
Total	$240,025	$238,987	$176,716	$174,552

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2021		As of December 31, 2020
Advertising	$8,697	3.6%	$9,256	5.3%
Application Software	6,669	2.8	—	—
Building Products	16,595	6.9	19,754	11.3
Construction & Engineering	13,807	5.8	19,815	11.4
Data Processing & Outsourced Services	16,237	6.8	11,130	6.4
Diversified Support Services	10,511	4.4	10,230	5.9
Electronic Equipment & Instruments	6,705	2.8	—	—
Environmental & Facilities Services	6,881	2.9	6,248	3.6
Human Resource & Employment Services	11,115	4.7	11,549	6.6
Industrial Machinery	6,815	2.9	9,886	5.7
Insurance Brokers	—	—	7,838	4.5
Internet & Direct Marketing Retail	15,393	6.4	13,511	7.7
Investment Banking & Brokerage	10,196	4.3	11,076	6.3
IT Consulting & Other Services	35,519	14.9	—	—
Packaged Foods & Meats	25,894	10.8	24,577	14.1
Personal Products	4,231	1.7	4,232	2.4
Research & Consulting Services	8,869	3.7	—	—
Systems Software	9,920	4.2	8,110	4.6
Technology Hardware, Storage & Peripherals	14,797	6.2	7,340	4.2
Trading Companies & Distributors	10,136	4.2	—	—
Total	$238,987	100.0%	$174,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2021 and December 31, 2020 and selected statement of operations information for the three and nine months ended September 30, 2021 and 2020.

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

Advances under the Credit Facility are based on the three-month LIBOR for USD denominated borrowings plus an annual spread of 2.35%. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, Sterling Overnight Index Average, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

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

As of September 30, 2021, there was $259.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $25.4 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $594.6 million as of September 30, 2021.

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

At-the-Market Offering

On March 15, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us, or the ATM Offering. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. As of September 30, 2021, gross proceeds of $4.1 million have been raised from the ATM Offering.

Portfolio Investments and Yield

As of September 30, 2021, our investment portfolio consisted primarily of senior secured loans across 99 positions in 65 companies with an aggregate fair value of $687.1 million. As of September 30, 2021, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with three fixed-rate loan investments representing 0.4% based on fair value. As of September 30, 2021, our portfolio had an average investment size of $6.3 million based on fair value (average debt investment size of $7.3 million), with investment sizes ranging from zero to $24.0 million and a weighted average effective yield of 9.1% (and a weighted average effective yield on income-producing debt investments of 9.3%).

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

For the nine months ended September 30, 2021, we invested $328.7 million in new and existing portfolio companies, offset by repayments and sales of $343.3 million. Proceeds from sales totaled $125.7 million while repayments included $8.3 million of scheduled repayments and $209.3 million of unscheduled repayments.

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

We believe that consistent, active monitoring of individual companies and the broader market is integral to portfolio management and a critical component of our investment process. Our investment adviser uses several methods to evaluate and monitor the performance and fair value of our investments, which may include the following:

●	frequent discussions with management and sponsors, including board observation rights where possible;
●	comparing/analyzing financial performance to the portfolio company’s business plan, as well as our internal projections developed at underwriting;
●	tracking portfolio company compliance with covenants as well as other metrics identified at initial investment stage, such as acquisitions, divestitures, product development and specified management hires; and
●	periodic review by the investment committee of each asset in the portfolio and more rigorous monitoring of “watch list” positions.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of September 30, 2021		As of December 31, 2020
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$148.4	21.6%	$153.3	22.2%
2	462.6	67.3	422.1	61.1
3	67.4	9.8	103.7	15.0
4	8.7	1.3	4.0	0.6
5	—	—	7.6	1.1
Total Portfolio	$687.1	100.0%	$690.7	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our consolidated financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2021 and December 31, 2020, we had commitments to fund approximately $33.1 million and $19.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

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

During the three and nine months ended September 30, 2021 we declared to stockholders distributions of $0.355 and $1.065 per share, respectively for total distributions of $7.4 million and $22.1 million, respectively. During the three and nine months ended September 30, 2020 we declared to stockholders distributions of $0.355 and $1.065 per share, respectively for total distributions of $7.3 million and $21.9 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2021, we estimate that distributions to stockholders included $21.6 million of ordinary income and $0.5 million of long term capital gains, for tax purposes, based on earnings for the fiscal year ended December 31, 2020 and current earnings for the the nine months ended September 30, 2021. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2021 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2021 is as follows:

	Payments Due by Period
		Less Than			More Than
($ in millions)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Credit Facility	$259.6	$—	$—	$259.6	$—
2023 Private Notes	30.0	—	30.0	—	—
2025 Private Notes	40.0	—	—	40.0	—
2026 Private Notes	10.0	—	—	—	10.0
2027 Private Notes	10.0	—	—	—	10.0
2025 Public Notes	35.0	—	—	35.0	—
Total contractual obligations	$384.6	$—	$30.0	$334.6	$20.0

As of September 30, 2021, we had $25.4 million of unused borrowing capacity under the Credit Facility.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	WhiteHorse Advisers manages our day-to-day operations and provides investment management services to us pursuant to the Investment Advisory Agreement.
●	WhiteHorse Administration and certain of its affiliates provide us with the office facilities and administrative services, including access to the resources necessary for us to perform our obligations towards certain portfolio companies, pursuant to the Administration Agreement.
●	We have entered into a license agreement with an affiliate of H.I.G. Capital pursuant to which we have been granted a non-exclusive, royalty-free license to use the “WhiteHorse” name.

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

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our investment adviser responsible for credit monitoring in accordance with our valuation procedures.
●	Preliminary valuation conclusions are then documented and discussed with our investment committee and our investment adviser.
●	The audit committee of our board of directors reviews these preliminary valuations, and on a quarterly basis, reviews the bases of the valuations by our investment adviser and the independent valuation firms.
●	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.
●	Our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)
(100)	$(537)	$(338)	$(199)
100	1,536	2,596	(1,060)
200	7,792	5,192	2,600
300	14,292	7,789	6,503
400	20,792	10,385	10,407
500	27,292	12,981	14,311

As of September 30, 2021, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. During the three and nine months ended September 30, 2021, we recognized a realized gain of $1,000 and realized loss of $3,000, respectively and during the three and nine months ended September 30, 2021, we recognized an unrealized gain of $187,000 and $186,000, respectively , in the statement of operations relating to forward currency exchange contracts held during the year. During the three and nine months ended September 30, 2020, we recognized a realized loss of $25,000 and during the three months ended September 30, 2020, we recognized an unrealized gain of 3,000, respectively, in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our Notes to consolidated financial statements.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of September 30, 2021, our total outstanding indebtedness was $384.6 million and our asset coverage was 184.2%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2021, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2021 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2021. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(25.5)%	(14.9)%	(4.3)%	6.3%	16.9%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(35.6)%	(20.9)%	(6.2)%	8.4%	23.1%

(1)	Assumes $729.6 million in total assets, $384.6 million in debt outstanding and $323.7 million in net assets as of September 30, 2021, and an average cost of funds of 3.6%, which is our weighted average borrowing cost as of September 30, 2021.
(2)	Assumes $992.4 million in total assets, $647.4 million in debt outstanding and $323.7 million in net assets as of September 30, 2021, and an average cost of funds of 3.1%, which would be our weighted average borrowing cost assuming 150% asset coverage as of September 30, 2021.

Based on our outstanding indebtedness of $384.6 million as of September 30, 2021 and an average cost of funds of 2.47%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625%, which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $647.4 million on an assumed 150% asset coverage ratio and an average cost of funds of 2.47%, 6.00%, 6.50%, 5.375%, 5.375% and 5.625%, which were the effective annualized interest rates of the Credit Facility, 2023 Private Notes, 2025 Public Notes, 2025 Private Notes, 2026 Private Notes and 2027 Private Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.1% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1

First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00967), filed on July 21, 2021).

10.2

Second Amendment to Fifth Amended and Restated Loan Agreement, dated October 4, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 814-00967), filed on October 8, 2021).

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

WhiteHorse Finance, Inc.

Dated: November 9, 2021	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2021	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)