Form 10-K
period 2021-12-31
WhiteHorse Finance, Inc.
filed 2022-03-04
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(305) 381-6999

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	Trading Symbol(s)	Registered
Common Stock, par value $0.001 per share	WHF	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2021 based on the closing price on that date of $14.90 on the Nasdaq Global Select Market was approximately $308.8 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 23,194,735 shares of the registrant’s common stock outstanding as of February 28, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

●	“we,” “us,” “our,” the “Company” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below), WhiteHorse California (as defined below). and WhiteHorse Finance Warehouse, LLC;
●	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
●	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
●	“WhiteHorse California” refers to WhiteHorse Finance (CA), LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Credit;
●	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“6.000% 2023 Notes” refer to the $30 million aggregate principal amount of 6.00% unsecured notes due 2023 privately issued on August 7, 2018 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2023 Note Purchase Agreement” refers to the note purchase agreement, dated July 13, 2018, governing the issuance and sale of the 6.000% 2023 Notes;
●	“5.375% 2025 Notes” refer to the $40 million aggregate principal amount of 5.375% unsecured notes due 2025 privately issued on October 20, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2025 Note Purchase Agreement” refers to the note purchase agreement, dated October 20, 2020, governing the issuance and sale of the 5.375% 2025 Notes;
●	“5.375% 2026 Notes” refer to the $10 million aggregate principal amount of 5.375% unsecured notes due 2026 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2026 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.375% 2026 Notes;
●	“5.625% 2027 Notes” refer to the $10 million aggregate principal amount of 5.625% unsecured notes due 2027 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2027 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.625% 2027 Notes;

●	“4.250% 2028 Notes” refer to the $25 million aggregate principal amount of 4.25% unsecured notes due 2028 privately issued on December 6, 2021 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2028 Note Purchase Agreement” refers to the note purchase agreement, dated December 6, 2021, governing the issuance and sale of the 4.25% 2028 Notes
●	“2025 Public Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018;
●	“4.000% 2026 Notes” refer to the $75 million aggregate principal amount of 4.00% unsecured notes due 2026 issued on November 24, 2021;
●	“Note Purchase Agreements” refers (unless the context otherwise requires) collectively to the 2023 Note Purchase Agreement, the 2025 Note Purchase Agreement, the 2026 Note Purchase Agreement, the 2027 Note Purchase Agreement and the 2028 Note Purchase Agreement;
●	“Private Notes” refers (unless the context otherwise requires) collectively to the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes; and
●	“Credit Facility” refers to the $285 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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

As of December 31, 2021, our investment portfolio consisted primarily of senior secured loans across 127 positions in 76 companies with an aggregate fair value of approximately $819.2 million. As of December 31, 2020, our investment portfolio consisted primarily of senior secured loans across 98 positions in 67 companies with an aggregate fair value of approximately $690.7 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We are subject to substantial regulation, including regulations governing our operation as a business development company and RIC. The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective and affect our ability to, and the way in which we, raise additional debt or equity capital.
●	We are highly dependent upon our Investment Adviser, H.I.G. Capital and their respective affiliates for our future success, including their key personnel, proprietary deal-flow network of potential deal sources and expertise.
●	The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.
●	Our returns will be reduced by any corporate income tax that our subsidiaries pay.
●	We finance our investments with borrowed money, which will increase the potential for gain or loss on amounts invested and may increase the risk of investing in us. Additionally, the SBCAA allows us to incur additional leverage, which may further magnify the risks of investing with us.
●	We may expose ourselves to risks by engaging in hedging transactions.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

●	There are significant potential conflicts of interest that could affect our investment returns, particularly conflicts of interests of our Investment Adviser and its affiliates.
●	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
●	A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.
●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Provisions of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation and bylaws, and documents governing our indebtedness could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.
●	Each of our Investment Adviser and our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.
●	Our investments in portfolio companies may be risky, and we could lose all or parts of our investments. Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	We may invest through joint ventures, partnerships or other special purpose vehicles, and our investments through these vehicles may entail greater risks; investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
●	We are subject risks related to indebtedness, including indebtedness under Credit Facility and our public and private notes, which may have a material adverse effect on our business, financial condition and results of operations.
●	The trading market or market value of our publicly issued debt and equity securities may fluctuate.
●	Our credit ratings may not reflect all risks of an investment in our debt securities.
●	If we receive stockholder approval, we may issue shares of our common stock at a price below the then current net asset value, or NAV, per share of our common stock, which could materially dilute your interest in our common stock and reduce our NAV per share.
●	Investing in our equity securities may involve an above average degree of risk, including the risk that our shares may trade at a discount to their NAV, the risk that you may not receive distributions, the risk that you could experience dilution in your ownership percentage if you do not participate in our distribution reinvestment plan, and the risk that you may receive shares of our common stock as dividends.

●	We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
●	Global economic, political and market conditions, including those caused by the novel coronavirus causing respiratory illness (“COVID-19”), may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
●	The COVID-19 pandemic and related government actions have adversely affected, and in the future, could further adversely affect, our business, results of operations and financial condition as well as those of our portfolio companies.
●	Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
●	We and our Investment Adviser could be the target of litigation.
●	We are subject to risks related to corporate social responsibility.

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

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2021, H.I.G. Capital managed approximately $46 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 500 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

Target businesses will typically exhibit some or all of the following characteristics:

●	enterprise value of between $50 million and $350 million;
●	organized in the United States;
●	experienced management team;
●	stable and predictable free cash flows;
●	discernible downside protection through recurring revenue or strong tangible asset coverage;
●	products and services with distinctive competitive advantages or other barriers to entry;
●	low technology and market risk; and
●	strong customer relationships.

None of these investment policies is fundamental, and they may be changed without stockholder approval.

We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies, to the extent permissible under the 1940 Act.

Investment Process Overview

Sourcing. Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s existing and extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 27 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for all of its approximately 500 investment professionals throughout its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence. We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 27 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

●	a thorough review of historical and pro forma financial information;
●	on-site visits with management;
●	a review of loan documents and material contracts;
●	third-party “quality of earnings” accounting due diligence, when appropriate;
●	research relating to the company’s business, industry, markets, products and services of competitors;
●	background checks on key managers; and
●	the commission of third-party market studies, when appropriate.

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

We believe that consistent, active monitoring of individual companies and the broader market is integral to portfolio management and a critical component of our investment process. Our investment adviser uses several methods to evaluate and monitor the performance and fair value of our investments, which may include the following:

●	frequent discussions with management and sponsors, including board observation rights where possible;
●	comparing/analyzing financial performance to the portfolio company’s business plan, as well as our internal projections developed during the underwriting process;
●	tracking portfolio company compliance with covenants as well as other metrics identified at the initial investment stage, such as acquisitions, divestitures, product development and specified management hires; and
●	periodic review by the Investment Committee of each asset in the portfolio and rigorous monitoring of “watch list” positions.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2021 and 2020.

	As of December 31, 2021		As of December 31, 2020
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$125.8	15.4%	$153.3	22.2%
2	611.9	74.7	422.1	61.1
3	73.2	8.9	103.7	15.0
4	8.3	1.0	4.0	0.6
5	—	—	7.6	1.1
Total Portfolio	$819.2	100.0%	$690.7	100.0%

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

WHF STRS Ohio Senior Loan Fund

In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2021 and 2020, STRS JV had $273.5 and $181.3 million in total assets, respectively.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2021, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

MANAGEMENT AGREEMENTS

Investment Advisory Agreement

WhiteHorse Advisers serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Subject to the overall supervision of our board of directors, our investment adviser manages our day-to-day operations and provides investment management services to us. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
●	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

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

The operation of the first component of the incentive fee for each quarter is as follows:

●	no incentive fee is payable to our investment adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the “Hurdle Rate” of 1.75% (7.00% annualized);
●	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the catch-up is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our investment adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and
●	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our investment adviser (once the Hurdle Rate is reached and the catch-up is achieved, 20% of all Pre-Incentive Fee Net Investment Income).

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

Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

Year 3: We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses

Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive	Capital Gains Related
	Fee Accrued Before	Incentive Fee Accrued
	Application of Incentive	Before Application of
	Fee Cap and Deferral	Incentive Fee Cap and		Incentive Fees Paid and
	Mechanism	Deferral Mechanism	Incentive Fee Cap	Deferred
Year 1	$8.0 million	None	$8.0 million (20% of	Incentive fees of
	($40.0 million		Cumulative Pre-	$8.0 million paid; no
	multiplied by 20%)		Incentive Fee Net	incentive fees deferred
Return during
Incentive Fee Look-
back Period of
$120.0 million less
$16.0 million of
cumulative incentive
fees paid)
Year 2	$8.0 million	$6.0 million (20% of	$14.0 million (20% of	Incentive fees of
	($40.0 million	$30.0 million)	Cumulative Pre-	$14.0 million paid; no
	multiplied by 20%)		Incentive Fee Net	incentive fees deferred
Return during
Incentive Fee Look-
back Period of
$150.0 million
($120.0 million plus
$30.0 million) less
$16.0 million of
cumulative incentive
fees paid)
Year 3	$8.0 million	None (20% of	$7.0 million (20% of	Incentive fees of
	($40.0 million	cumulative net capital	Cumulative Pre-	$7.0 million paid;
	multiplied by 20%)	gains of $25.0 million	incentive Fee Net	$8.0 million of
		($30.0 million in	Return during	incentive fees accrued
		cumulative realized	Incentive Fee Look-	but payment restricted
		gains less $5.0 million	back Period of	to $7.0 million by the
		in cumulative	$145.0 million	Incentive Fee Cap;
		unrealized capital	($120.0 million plus	$1.0 million of
		depreciation) less	$25.0 million) less	incentive fees deferred
		$6.0 million of capital	$22.0 million of
		gains fee paid in	cumulative incentive
		Year 2)	fees paid)
Year 4	$8.0 million	$0.2 million (20% of	$9.2 million (20% of	Incentive fees of
	($40.0 million	cumulative net capital	Cumulative Pre-	$9.2 million paid
	multiplied by 20%)	gains of $31.0 million	Incentive Fee Net	($8.2 million of
		($36.0 million	Return during	incentive fees accrued
		cumulative realized	Incentive Fee Look-	in Year 4 plus
		capital gains less	back Period of	$1.0 million of
		$5.0 million	$151.0 million	deferred incentive
		cumulative unrealized	($120.0 million plus	fees); no incentive fees
		capital depreciation)	$31.0 million) less	deferred
		less $6.0 million of	$21.0 million of
		capital gains fee paid	cumulative incentive
		in Year 2)	fees paid)

Payment of Our Expenses

WhiteHorse Advisers provides and pays for all investment professionals of WhiteHorse Advisers and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services. From time to time, our investment adviser may pay expenses on our behalf and be reimbursed by us in respect thereof. For a discussion of other costs and expenses of our operations and transactions that we bear, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012 and subsequently amended and restated on August 1, 2018, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on August 4, 2021. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On August 4, 2021, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching its decision to re-approve the Investment Advisory Agreement our board of directors considered information it received relating to:

●	the nature, quality and extent of the advisory and other services to be provided to us by our Investment Adviser;
●	comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives;
●	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
●	any existing and potential sources of indirect income to our investment adviser or WhiteHorse Administration from their relationships with us and the profitability of those relationships;
●	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
●	the organizational capability and financial condition of our Investment Adviser and its affiliates;
●	our investment adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to our investment adviser; and
●	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

In connection with their consideration of the renewal of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held remotely on August 4, 2021 pursuant to relief granted by the SEC, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and re-approved to the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others, including the reimbursement by us of amounts paid by the Administration on our behalf. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors in October 2019. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. On January 23, 2020, the Investment Adviser claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us, or the Exclusion. Therefore, the Investment Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2022.

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
(c)	satisfies any of the following:
●	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a maximum market capitalization of $250 million; or
●	is controlled by a business development company or a group of companies including a business development company, and the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

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

Introduction

As an investment adviser registered under the Advisers Act, our Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that the Investment Adviser must vote our securities in a timely manner free of conflicts of interest and in the best interests of its clients.

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

Taxation as a RIC

If we:

●	qualify as a RIC; and
●	satisfy the Annual Distribution Requirement;

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must:

●	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive at least 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
●	diversify our holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (together, the Diversification Tests).

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

Our ability to achieve our investment objective depends on our ability to manage our business and to grow our business. This depends, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of H.I.G. Capital’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of H.I.G. Capital who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies. These and other demands on their time could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could reduce our rate of investment. Any failure to manage our business could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A number of entities continue to compete with us to make investments in lower middle market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, specialty finance companies, hedge funds and, to the extent they provide an alternative form of financing, private equity funds. In recent years, these entities have attracted substantial amounts of new investment capital. Additionally, as competition for investment opportunities has increased, alternative investment vehicles, such as hedge funds and collateralized loan obligations, have invested in lower middle market companies. As a result of this additional capital and these new entrants, competition for investment opportunities in lower middle market companies has intensified. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, tolerate looser covenants and other investment protections, and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not intend to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of credit losses.

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

We also may be required to include in income certain other amounts that we do not receive in cash. In addition, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if we do not meet certain coverage tests under the Credit Facility, the Private Notes, or the 2026 Public Notes or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the 2026 Public Notes.

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

If we do not remain a business development company, we would be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and, correspondingly, decrease our operating flexibility.

The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.

As a business development company, we are permitted under the 1940 Act to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018. These actions increased our maximum debt to equity ratio from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2021, our asset coverage for borrowed amounts was 172.6%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of December 31, 2021, our total outstanding indebtedness was $481.6 million and our asset coverage was 172.6%.

The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under our existing indebtedness or to obtain other credit at all or on terms acceptable to us. For information regarding a reduction in the asset coverage ratio applicable to us, see Item 1A. Risk Factors - “The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us”.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2021, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2021 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2021. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(27.6)%	(15.8)%	(4.1)%	7.6%	19.3%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(36.0)%	(21.2)%	(6.3)%	8.5%	23.3%

(1)	Assumes $851.0 million in total assets, $481.6 million in debt outstanding and $349.7 million in net assets as of December 31, 2021, and an average cost of funds of 3.4%, which is our weighted average borrowing cost as of December 31, 2021.
(2)	Assumes $1,068.9 million in total assets, $699.5 million in debt outstanding and $349.7 million in net assets as of December 31, 2021, and an average cost of funds of 3.2%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2021.

Based on our outstanding indebtedness of $481.6 million as of December 31, 2021 and an average cost of funds of 2.55%, 6.000%, 5.375%, 5.375%, 4.00%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes,  5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.0% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $699.5 million (equal to an assumed 150% asset coverage ratio) and an average cost of funds of 2.55%, 6.000%, 5.375%, 5.375%, 4.00%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.1% to cover annual interest payments on our outstanding indebtedness.

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

Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions also is limited by rules adopted by the CFTC. On January 23, 2020, our Investment Adviser claimed Exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2022.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. On November 30, 2020, the ICE Benchmark Administration Limited, or the IBA, the administrator of LIBOR, announced that it will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. On March 2021, the FCA and the IBA announced that (i)  1-week and 2-month U.S. dollar LIBOR and non-U.S. LIBOR will cease at the end of 2021 and (ii)  the remaining U.S. dollar LIBOR tenors will cease after June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Liquidity in SOFR-

linked products has increased significantly this year after the implementation of the SOFR First best practice as recommended by the Market Risk Advisory Committee of the Commodity Futures Trading Commission. In addition, for contracts that are governed by New York state law, recent New York state legislation effectively codified the use of SOFR as the alternative in the absence of another chosen replacement rate. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether any of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined, and the future of LIBOR at this time is uncertain.

Upon the cessation of LIBOR, we will need to utilize a new standard that is established in credit agreement with portfolio companies as well as other instruments to replace LIBOR. Our Credit Facility and certain of the loan agreements with our portfolio companies have been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

Changes relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or issued by us.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

Rising interest rates could make it more difficult for portfolio companies to make periodic payments on their loans.

Interest rate risk refers to the risk of market changes in interest rates. Interest rate changes affect the value of debt. In general, rising interest rates will negatively impact the price of fixed rate debt, and falling interest rates will have a positive effect on price. Adjustable rate debt also reacts to interest rate changes in a similar manner, although generally to a lesser degree. Interest rate sensitivity is generally larger and less predictable in debt with uncertain payment or prepayment schedules. Further, rising interest rates make it more difficult for borrowers to repay debt, which could increase the risk of payment defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, our cost of funds will increase to the extent we access any credit facility with a floating interest rate, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

In December 2020, the SEC published Release No. IC 34084 (the “Release”) Use of Derivatives by Registered Investment Companies and Business Development Companies, announcing its adoption of rules amending Rule

18f-4 and Rule 6c-11 to provide an updated, comprehensive approach to the regulation of business development companies’ use of derivatives and address investor protection concerns. In part, the rules adopted pursuant to the Release require that funds using derivatives generally will have to adopt a derivatives risk management program that a derivatives risk manager administers, and that the fund’s board of directors oversees, and comply with an outer limit on fund leverage. Funds that use derivatives only in a limited manner will not be subject to these requirements, but they will have to adopt and implement policies and procedures reasonably designed to manage the fund’s derivatives risks. Funds also will be subject to reporting and recordkeeping requirements regarding their derivatives use. As the Company expects to be a limited user of derivatives, the impact of the adoption of these rules on our business, financial condition and results of operations is not expected to be material.

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

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser. The incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our consolidated gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our consolidated gross assets, our Investment Adviser benefits when we incur debt or use leverage. The use of leverage increases the likelihood of default, which disfavors the holders of our common stock.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The new rule went into effect on March 8, 2021 and has a compliance date of September 8, 2022. We will continue to review the new rule and its impact on us and our valuation policies.

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

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates,” all of our investments (other than cash and cash equivalents) are classified as Level 3 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.

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

In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements in both the United States and in the European Union can adversely affect certain amendments to or new issuances by the Credit Facility and may prevent us from entering into certain securitization transactions. These risk retention rules may increase our cost of funds or may prevent us from completing future securitization transactions or certain amendments to our existing debt securitizations.

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

The DGCL contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our board of directors may adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our board of directors, including approval by a majority of our directors who are not “interested persons.” If the resolution exempting business combinations is repealed or our board of directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

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

Like many businesses in Puerto Rico, our portfolio company Grupo HIMA San Pablo, Inc., or Grupo HIMA, has been adversely affected by Puerto Rico’s troubled economy, including high unemployment, population decline and high government debt. Grupo HIMA’s management engaged an adviser to explore financing and strategic options designed to improve its finances and operations. We are monitoring the status of Grupo HIMA’s operations and the impact of this strategic review on our investments in securities issued by Grupo HIMA. As of December 31, 2021, the fair value of our investment in securities issued by Grupo HIMA was approximately $7.5 million.

Our investments in the health care sector face considerable uncertainties including substantial regulatory challenges.

As of December 31, 2021, our investments in portfolio companies that operate in the health care sector represented 7.8% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Risks Relating to our Other Indebtedness

The Private Notes and the 4.000% 2026 Notes are unsecured and therefore effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 6.000% 2023 Notes mature on August 7, 2023 and bear interest at an annual rate of 6.00%.The 5.375% 2025 Notes mature on October 20, 2025 and bear interest at an annual rate of 5.375%. The 5.375% 2026 Notes mature on December 4, 2026 and bear interest at an annual rate of 5.375%. The 5.625% 2027 Notes mature on December 4, 2027 and bear interest at an annual rate of 5.625%. The 4.250% 2028 Notes mature on December 6, 2028 and bear interest at an annual rate of 4.25%. The 4.000% 2026 Notes mature on December 15, 2026 and bear interest at an annual rate of 4.00%. The Private Notes and the 4.000% 2026 Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Private Notes and the 4.000% 2026 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Private Notes and the 4.000% 2026 Notes.

The Private Notes and the 4.000% 2026 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Private Notes and the 4.000% 2026 Notes are obligations exclusively of WhiteHorse Finance, Inc. and not of any of our subsidiaries. None of our subsidiaries currently is or acts as a guarantor of the Private Notes and the 4.000% 2026 Notes, although any subsidiary that guarantees or otherwise becomes liable at any time for any indebtedness under a material credit facility in the future (other than the Credit Facility or any replacement of the

Credit Facility) will be required to guarantee the Private Notes and 4.000% 2026 Notes. Such guaranty must rank equally in right of payment with all other unsecured and unsubordinated indebtedness of us and our subsidiaries.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Private Notes and the 4.000% 2026 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Private Notes and the 4.000% 2026 Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Private Notes and the 4.000% 2026 Notes.

We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.

The 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes will mature on August 7, 2023 October 20, 2025, December 4, 2026, December 4, 2027, and December 6, 2028, respectively, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 4.000% 2026 Notes will mature on December 15, 2026, unless redeemed prior to such date by us or our affiliates in accordance with their terms. There are several circumstances under which an event of default may occur under the Note Purchase Agreements for the Private Notes or the indenture for the 4.000% 2026 Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

Upon the occurrence of an event of default, our lenders may exercise customary remedies, including declaring all amounts immediately due and payable. Any of these developments would have a material adverse effect on our business, financial condition and results of operations.

The indenture for the 4.000% 2026 Notes contains limited protection for holders of the 4.000% 2026 Notes.

The indenture for the 4.000% 2026 Notes offers limited protection to holders of the 4.000% 2026 Notes. The terms of the applicable indenture for the 4.000% 2026 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 4.000% 2026 Notes. In particular, the terms of the applicable indenture pursuant to which the 4.000% 2026 Notes were issued do not place any restrictions on our or our subsidiaries’ ability to:

• issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 4.000% 2026 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 4.000% 2026 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 4.000% 2026 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 4.000% 2026 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of the asset coverage requirement under Section 18(a)(1)(A), as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 4.000% 2026 Notes;

• sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

• create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

• make investments; or

• create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 4.000% 2026 Notes in connection with a change of control or any other event, except in limited circumstances.

Furthermore, the terms of the indenture for the 4.000% 2026 Notes do not protect holders of the 4.000% 2026 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except in limited circumstances as set forth in the indenture and as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 4.000% 2026 Notes may have important consequences for you as a holder of the 4.000% 2026 Notes, including making it more difficult for us to satisfy our obligations with respect to the 4.000% 2026 Notes or negatively affecting the trading value of the 4.000% 2026 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 4.000% 2026 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the applicable indenture for the 4.000% 2026 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 4.000% 2026 Notes.

We may not be able to prepay the Private Notes upon a change in control.

The Note Purchase Agreement governing the respective Private Notes requires us to offer to prepay all of the issued and outstanding Private Notes upon a change in control and election by the holders, which could have a material adverse effect on our business, financial condition and results of operations. A change in control under each Note Purchase Agreement occurs upon (i) the direct or indirect transfer or other disposition of all of the property or assets held by us and our subsidiaries, subject to certain exceptions (ii) the consummation of a transaction which results in a “person” or “group” (as those terms are used in Section 13(d)(3) of the Securities Exchange Act of 1984, as amended, or the Exchange Act) becoming the beneficial owner of more than 50% of our outstanding voting stock or (iii) the approval by our stockholders of any plan or proposal relating to the liquidation of the Company.

Upon a change in control event, holders of each of the Private Notes may require us to prepay for cash some or all of the respective Private Notes at a prepayment price equal to 100% of the aggregate principal amount of the 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

We may choose to prepay the Private Notes and the 4.000% 2026 Notes when prevailing interest rates are relatively low.

At any time on or after February 7, 2023, April 20, 2025, June 4, 2026, June 4, 2027 and March 6, 2028 (each a Prepayment Date), the 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 5.625% 2027 Notes and

4.250% 2028 Notes may be prepaid, respectively, at our option, at 100% of the principal amount, together with accrued and unpaid interest to the Prepayment Date. Prior to each respective Prepayment Date, we may prepay all or any principal amount of the respective Private Notes, together with accrued and unpaid interest, subject a make-whole premium.

The 4.000% 2026 Notes may be redeemed, at our option, in whole or in part, at a redemption of the greater of 100% of the principal amount of the 4.000% 2026 Notes to be redeemed, or the sum of the present values of the remaining scheduled payments of principal and interest (exclusive of accrued and unpaid interest to the redemption date) on the 4.000% 2026 Notes to be redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) using the applicable treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

We may choose to prepay the Private Notes and redeem the 4.000% 2026 Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the respective Private Notes and the 4.000% 2026 Notes. If prevailing rates are lower at the time of prepayment, holders would not be able to reinvest the proceeds in a comparable security at an effective interest rate as high as the interest rate on the Private Notes being repaid and the 4.000% 2026 Notes being redeemed. Our prepayment and redemption right may adversely impact holders’ ability to sell the Private Notes and 4.000% 2026 Notes as the applicable prepayment date and redemption date approaches. If we choose to prepay the Private Notes prior to their respective dates of maturity and/or redeem the 4.000% 2026 Notes prior to the date of maturity on December 15, 2026, we will need to obtain sufficient liquidity, through available cash, refinancings of our existing indebtedness or otherwise, to repay the principal or redemption price, together with any accrued and unpaid interest and applicable make-whole premiums, on the Private Notes and the 4.000% 2026 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Private Notes and the 4.000% 2026 Notes

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, any indenture or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Private Notes and the 4.000% 2026 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to the Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the Private Notes and the 4.000% 2026 Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Private Notes and the 4.000% 2026 Notes.

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

• market rates of interest higher or lower than rates borne by the debt securities; and

•the length and duration of the COVID-19 pandemic in the United States and worldwide and the magnitude of the economic impact of such pandemic.

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

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility, the Private Notes or the 4.000% 2026 Notes or if an event of default and acceleration occurs under the Credit Facility, the Private Notes or the 4.000% 2026 Notes, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the 4.000% 2026 Notes, as applicable. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

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

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

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

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

We are currently operating in a period of severe capital markets disruptions and economic uncertainty which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of a strain of COVID-19 that emerged in December 2019, which resulted in a temporary economic downturn and continues to depress economic activity. Even as the world begins to recover from the COVID-19 pandemic, many major economies, including the U.S. economy, may experience a recession. The COVID-19 pandemic continues to have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Periods of market volatility have occurred and may in the future occur in response to pandemics or other events that are beyond our control. These types of events have adversely affected and could continue to adversely affect our operating results and the operating results of our portfolio companies. COVID-19 emerged in December 2019 and has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global economic activity and has contributed to substantial instability in financial markets. In response, governmental authorities in affected jurisdictions, including the United States, have implemented drastic measures, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). COVID-19 has effectively resulted in the cessation of all “non-essential” business activities for a period of time. While state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders due to a resurgence of COVID-19 cases and the emergence of more contagious strains of the virus.

The COVID-19 pandemic and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which directly impacts the valuation of our investments. Local, state and federal governmental authorities in the United States and around the world have imposed travel restrictions, business closures or limited business operations and other quarantine measures on businesses and individuals, some of which remain in effect as of the date of this annual report on Form 10-K. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. We will also be adversely impacted in the event that the operations of our Investment Adviser or our portfolio companies (or any of their key personnel or service providers) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-

home orders or other related interruptions to business operations. We continue to closely monitor the developments of COVID-19 and assess the potential impact on our business and the business of our portfolio companies, including the impact of the closures and restrictions described above. Depending on the duration and magnitude of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in impacted industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers.

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

Continued uncertainty surrounding geopolitical and economic conditions could have a material adverse effect on our business, results of operations and financial condition.

International security issues and adverse developments in respect thereof such as the current political tension between Russia, Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity. At the end of 2021 and into January 2022, tensions between the U.S. and Russia escalated when Russia assembled large numbers of military ground forces on the Ukraine-Russia border.  In February 2022, Russia invaded Ukraine. The invasion of Ukraine and any retaliatory measures that have already been, or may in the future be taken by the U.S. and NATO have created global security concerns that could have a lasting impact on regional and global economies.

In addition to the increase geopolitical risk in Ukraine, economic conditions across the world face continued uncertainty due to among other things, COVID-19 pandemic fluctuations, global supply chain challenges, employment pressures in services sectors, and heightened volatility in key emerging market economies. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks, particularly as many global central banks begin to withdraw stimulus measures deployed during the peak of the COVID-19 pandemic or implement differing monetary policy. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, or may in the future operate, including Europe and Asia.

Continuing uncertainties and challenging conditions in the global economy and in the countries in which we operate, or may in the future operate, may adversely impact our business, financial condition and results of operations.

The current macroeconomic environment is highly volatile, and continuing instability in global markets, including ongoing trade negotiations, uncertainty over inflation and energy price fluctuations, have contributed to a challenging global economic environment. Future developments are dependent upon a number of political and economic factors, including the additional borrowing incurred by countries since the start of the pandemic and the potential for low growth expectations as social restrictions are lifted. As a result, we cannot predict how long challenging conditions will exist or the extent to which the markets in which we operate, or may in the future operate, may deteriorate.

The COVID-19 pandemic has caused severe disruptions in the global economy, including supply chain disruptions, which have had, and may continue to have, a negative impact on our portfolio companies and our business and operations.

The impact of the pandemic and the global response thereto has, among other things, significantly disrupted global economic activity, negatively impacted gross domestic product, disrupted supply chains and caused volatility in financial markets. Various countries have suffered declines in gross domestic product growth, business activity and increases in unemployment.

As the potential long-term impact of COVID-19 remains difficult to predict, the extent to which COVID-19 could negatively affect our and our portfolio companies’ operating results or the duration or reoccurrence of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of COVID-19 and the actions taken by governments (including stimulus measures or the lack thereof) and their citizens to contain COVID-19 or treat its impact, all of which are beyond our control. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

				Premium
				(Discount) of	(Discount) of	Distributions
		Closing Sales Price		High Sales	Low Sales Price	Declared Per
Period	NAV(1)	High	Low	Price to NAV(2)	to NAV(2)	Share(3)
Fiscal year ending December 31, 2022
First Quarter (through February 28, 2022)	*	$15.73	$14.60	*	*	$0.355
Fiscal year ended December 31, 2021
Fourth Quarter	$15.10	$16.22	$14.61	7.4%	(3.2)%	$0.490
Third Quarter	15.46	16.02	14.90	3.6	(3.6)	0.355
Second Quarter	15.42	16.72	14.60	8.4	(5.3)	0.355
First Quarter	15.27	16.08	13.10	5.3	(14.2)	0.355
Fiscal year ended December 31, 2020
Fourth Quarter	$15.22	$14.37	$9.90	(5.6)%	(35.0)%	$0.480
Third Quarter	15.31	10.98	9.18	(28.3)	(40.0)	0.355
Second Quarter	14.61	11.69	6.15	(20.0)	(57.9)	0.355
First Quarter	13.86	14.30	6.08	3.2	(56.1)	0.355

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	Unless otherwise noted, the distributions were declared from net investment income and long-term capital gains and did not include a return of capital.

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2021 with that of the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses

The following table is being provided to update, as of December 31, 2021, certain information in our registration statement of Form N-2 (File No. 333-231247), most recently declared effective by the SEC on June 5, 2019. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan fees (per sales transaction fee)	$15 Transaction Fee	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.00	%(4)
Incentive fees payable under Investment Advisory Agreement (20% of Pre-Incentive Fee Net Investment Income and 20% of realized capital gains)	2.15	%(5)
Interest payments on borrowed funds	4.74	%(6)
Acquired fund fees and expenses	1.82	%(7)(8)
Other expenses	1.50	%(9)
Total annual expenses	14.21%

(1)	In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, including each underwritten offering by any of the selling stockholders identified under “Selling Stockholders,” the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of the distribution reinvestment plan, which consist primarily of the expenses of American Stock Transfer & Trust Company, LLC, our plan administrator, are included in “Other expenses.” If a participant elects by written notice to the plan administrator prior to termination of his or her account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. See “Distribution Reinvestment Plan.”
(4)	Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 2.0% based on our gross assets, including assets purchased with borrowed funds; provided, however, our base management fee shall be calculated at an annual rate of 1.25% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds, that exceed the product of (i) 200% and (ii) the value of our total net assets. Our base management fee is payable quarterly in arrears. The SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost.
(5)	The incentive fee referenced in the table above is based on actual amounts of the income-based component of the incentive fee incurred during the year ended December 31, 2021 and the actual amount of the capital gains-based incentive fee recorded during this same period. The incentive fee consists of two components that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

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

The first component of the incentive fee, which is income-based and payable quarterly in arrears, equals 20% of the amount, if any, that our “Pre-Incentive Fee Net Investment Income” exceeds a 1.75% quarterly (7.00% annualized) hurdle rate, or the Hurdle Rate, subject to a “catch-up” provision measured at the end of each calendar quarter and the Incentive Fee Cap and Deferral Mechanism described below. The operation of the first component of the incentive fee for each quarter is as follows:

●	no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate of 1.75% (7.00% annualized);
●	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our Investment Adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and
●	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

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

(6)	Our stockholders bear directly or indirectly the costs of borrowings under the Credit Facility and other debt instruments. Our actual borrowing costs as a percentage of net assets attributable to common stock on our outstanding indebtedness as of December 31, 2021, which consisted of $291.6 million of indebtedness outstanding under the Credit Facility, $75.0 million of indebtedness outstanding in 4.000% 2026 Notes and $190.0 million of indebtedness outstanding in Private Notes, was 4.74%. At December 31, 2021, the weighted average interest rate for total outstanding debt was 3.44%. Assuming we meet certain disclosure requirements and obtain certain approvals required by the SBCAA, we expect to use leverage to finance a portion of our investments in the future, consistent with the newly enacted rules and regulations under the 1940 Act.
(7)	Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under Section 3(a) of the 1940 Act but for the exceptions to that definition provided for in Sections 3(c)(1) and 3(c)(7) of the 1940 Act, or Acquired Funds, in which we invest. Specifically, our stockholders indirectly bear the expenses of our investment in NMFC Senior Loan Program I LLC, or NMFC. Included in the expenses indirectly borne by our investment in NMFC is a management fee, charged each quarter equal to 0.35% per annum of the average outstanding loan balances held in the portfolio of NMFC multiplied by our pro-rata ownership percentage in NMFC. Our position in NMFC was fully realized in April 2021. Future fees and expenses for Acquired Funds, including NMFC, may be substantially higher or lower because certain fees and expenses are based on the performance of such Acquired Funds, which may fluctuate over time.
(8)	Our stockholders also indirectly bear 60% of the expenses of our investment in STRS JV. No management fee is charged by the Advisor in connection to STRS JV. For this chart, STRS JV fees and operating expenses are based on our share of the actual fees and operating expenses of STRS JV for the year ended December 31, 2021. Expenses for STRS JV may fluctuate over time and may be substantially higher or lower in the future.
(9)	Includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, and income and excise taxes. “Other expenses” are based on actual amounts incurred during the year ended December 31,2021.

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

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Consolidated Financial Statements and Supplementary Data appearing elsewhere in this annual report on Form 10-K.

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

We cannot predict the full impact of COVID-19 and the uncertainty surrounding the continuing effects of more contagious strains of the virus that have emerged in the United States and worldwide, including the extent to which the available vaccines prove to be ineffective against any new COVID-19 variants. In addition, countries around the world, including the United States, have seen significant increases in rates of COVID-19 infections, which was a result of, among other things, the rapid spread of COVID-19 variants, more frequent social gatherings and a reduction in the use of masks and social distancing. These developments, in conjunction with the potential adverse reactions to the vaccine, the politicization of vaccine mandates and the general public distrust of the safety and efficacy of the available vaccines may further increase the likelihood that the pandemic will continue for an extended period of time. As such, the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our business and our portfolio companies’ operating results and financial condition is uncertain. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Such developments could impair the business operations of our portfolio companies and may result in a decrease in the value of our investment in any such portfolio companies.

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

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of December 31, 2021, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of December 31, 2021, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR, and many of which are subject to certain floors. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

We will continue to monitor the ongoing effects of the COVID-19 pandemic and guidance from U.S. and international authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our plan of operation. As such, given the dynamic nature of this situation, we cannot quantify the full effect of COVID-19 on our financial condition, results of operations or cash flows in the future.

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. On November 30, 2020, the ICE Benchmark Administration Limited, or the IBA, the administrator of LIBOR, announced that it will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. On March 2021, the FCA and the IBA announced that (i) 1-week and 2-month U.S. dollar LIBOR and non-U.S. LIBOR will cease at the end of 2021 and (ii) the remaining U.S. dollar LIBOR tenors will cease after June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of December 31, 2021, SOFR is utilized as the floating benchmark rate on investments to two of our portfolio companies.

Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether any of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined, and the future of LIBOR at this time is uncertain.

Refer to “Part I. Item 1A. Risk Factors — Risks Relating to our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.” of this Annual Report on Form 10-K.

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

We bear all other costs and expenses of our operations and transactions, including:

●	our organization;
●	calculating our NAV and NAV per share (including the costs and expenses of independent valuation firms);
●	fees and expenses, including travel expenses, incurred by WhiteHorse Advisers or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
●	the costs of all future offerings of common shares and other securities, and other incurrences of debt;
●	the base management fee and any incentive fee;
●	distributions on our shares;
●	transfer agent and custody fees and expenses;
●	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
●	brokerage fees and commissions;
●	registration fees;
●	listing fees;
●	taxes;
●	independent directors’ fees and expenses;

●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
●	costs of holding stockholder meetings;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance and any other insurance premiums;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	direct costs and expenses of administration and operation, including audit and legal costs;
●	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;
●	dues, fees and charges of any trade association of which we are a member; and
●	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

WhiteHorse Advisers or WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

Recent Developments

On January 4, 2022, the terms of the Credit Facility were amended to, among other things, continue to establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335 million for a four-month period that originally began on October 4, 2021.

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) permanently increase WhiteHorse Credit’s availability under the Credit Facility from $285 million to $310 million (the “$25 Million Increase”), (ii) increase the minimum funding amount from $200 million to $217 million, (iii) extend an additional temporary increase of $25 million in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335 million through April 4, 2022 (the “$25 Million Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25 Million Increase in the Credit Facility and the $25 Million Temporary Increase in availability under the Credit Facility.

For the period January 1, 2022 through March 2, 2022, we contributed seven additional assets, which included three existing issuers of senior secured debt facilities to the STRS JV.

In February 2022, we increased our capital commitment to the STRS JV in the amount of an additional $25 million, which brings our total capital commitment to the STRS JV to $100 million, comprised of $80 million of subordinated notes and $20 million of LLC equity interests.  In connection with this increase in our capital commitment, our and STRS Ohio’s amended economic ownership in the STRS JV is approximately 66.67% and 33.33%, respectively.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

Set forth below are the consolidated results of operations for the years ended December 31, 2021 and 2020. For information regarding the consolidated results of operations for the year ended December 31, 2019, see the Company’s Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 8, 2021.

The consolidated results of operations described below may not be indicative of the results we report in future periods. Net investment income and net increase in net assets can vary substantially from period to period due to various reasons, including the level of new investments and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, period to period comparisons of net increases in net assets resulting from operations may not be meaningful.

Consolidated operating results for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31,		2021 vs. 2020
($ in thousands, except per share data)	2021	2020	Variances
Total investment income	$72,143	$61,699	$10,444
Total expenses	43,352	37,542	5,810
Net investment income	28,791	24,157	4,634
Net realized gain on investments and foreign currency transactions	8,815	4,163	4,652
Net change in unrealized gain/(loss) on investments and foreign currency transactions	(7,512)	3,365	(10,877)
Net increase in net assets resulting from operations	$30,094	$31,685	$(1,591)

Net Investment Income

Net investment income for the years ended December 31, 2021 and 2020 totaled $28.8 million and $24.2 million, respectively.  Net investment income increased by $4.6 million for the year ended December 31, 2021 from the year ended December 31, 2020, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

Investment income increased by $10.4 million for the years ended December 31, 2021 and 2020 primarily attributable to higher interest, dividend and fee income earned from investments in portfolio companies. Investment income from STRS JV increased by $3.9 million as a result of a larger investment portfolio. Investment income from non-recurring fee income increased by $0.6 million. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

The following table summarizes our expenses for the years ended December 31, 2021 and 2020.

	Year ended December 31,		2021 vs. 2020
($ in thousands)	2021	2020	Variances
Interest expense	$16,594	$13,125	$3,469
Base management fees	13,975	12,464	1,511
Performance-based incentive fees	7,524	7,619	(95)
Administrative service fees	683	683	—
General and administrative expenses	3,572	2,909	663
Total expenses, before excise tax	42,348	36,800	5,548
Excise tax	1,004	742	262
Total expenses, including excise tax	$43,352	$37,542	$5,810

Interest expense increased $3.5 million for the year ended December 31, 2021 from the year ended December 30, 2020, primarily due to a higher borrowing base and a non-recurring charge of $0.8 million as a result of prepayment of the 2025 Public Notes. This was partially offset by lower interest rates resulting from a decrease in LIBOR and spread.

Base management fees increased by $1.5 million for the year ended December 31, 2021 from the year ended December 30, 2020, primarily due to higher gross assets.

Performance-based incentive fees decreased by $0.1 million for the year ended December 31, 2021 from the year ended December 30, 2020, was mainly attributable to lower capital gains incentive fee accrual of $0.3 million compared with $1.5 million, respectively. This was offset by an increase in performance-based incentive fees for the year ended December 31, 2021 from the year ended December 30, 2020, due to higher pre-incentive fee net investment income of $7.3 million compared with $6.1 million, respectively.

General and administrative increased $0.7 million for the year ended December 31, 2021 from the year ended December 30, 2020, primarily due to higher professional and deal related fees.

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

Excise tax increased by $0.3 million for the year ended December 31, 2021 from the year ended December 30, 2020, primarily as a result of higher net investment income and realized gains. For the year ended December 31, 2021 and 2020, we accrued a net federal excise tax expense of $1.0 million and $0.7 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the years ended December 31, 2021 and 2020:

	Year ended
($in millions)	December 31, 2021	December 31, 2020
AG Kings Holdings Inc.(1)	$8.0	$—
BW Gas & Convenience Holdings, LLC	0.2	—
Fluent, LLC	—	0.2
Geo Logic Systems Ltd.	0.2	—
Meta Buyer LLC (d/b/a Metagenics, Inc.)	(0.3)	—
PMA Holdco, LLC (HDG)	—	0.6
RCS Capital Corporation	0.6	—
Vero Parent, Inc.	0.5	1.0
Vessco Holdings, LLC	(0.6)	2.3
Other(2)	—	0.1
Total net realized gains on investments	$8.6	$4.2

(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation on investments for the year ended December 31, 2021 and 2020:

	Year ended
($in millions)	December 31, 2021	December 31, 2020
Gross unrealized appreciation on investments (1)	$11.4	$17.8
Gross unrealized depreciation on investments	(10.4)	(12.9)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(8.6)	(1.6)
Total unrealized appreciation (depreciation) on investments	$(7.6)	$3.3

(1)	The year ended December 31, 2021 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.5 million.

Financial Condition, Off-Balance Sheet Arrangements, Liquidity and Capital Resources

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

Our board of directors may decide to issue common stock, such as through at-the-market offerings, direct placements or otherwise, to finance our operations rather than issuing debt or other senior securities. Any decision to sell shares below the then-current NAV per share of our common stock is subject to stockholder approval and a determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests. Any sale or other issuance of shares of our common stock at a price below NAV per share results in immediate dilution to our stockholders’ interests in our common stock and a reduction in our NAV per share. If we were to issue additional shares of our common stock during the next 12 months, we do not intend to issue shares below the then-current NAV per share.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2021 and December 31, 2020, we had commitments to fund approximately $53.1 million and $19.6 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Senior Securities
(In Thousands)

Information about our senior securities is shown in the following tables as of December 31, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The report of our independent registered public accounting firm, Crowe LLP, on the senior securities table as of December 31, 2021, 2020, 2019, 2018 and 2017 is attached as an exhibit to this report. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

			Involuntary
			Liquidating	Average
	Total Amount	Asset Coverage	Preference	Market Value
Class and Year	Outstanding(1)	per Unit(2)	per Unit(3)	per Unit(4)
Credit Facility(5)
Fiscal 2021	$291,637	$1,735	$—	N/A
Fiscal 2020	265,246	1,813	—	N/A
Fiscal 2019	238,917	2,047	—	N/A
Fiscal 2018	115,000	2,792	—	N/A
Fiscal 2017	155,000	2,576	—	N/A
Fiscal 2016	155,000	2,368	—	N/A
Fiscal 2015	102,000	2,305	—	N/A
Fiscal 2014	105,500	2,183	—	N/A
Fiscal 2013	25,000	3,064	—	N/A
Fiscal 2012	51,250	2,622	—	N/A
6.000% 2023 Notes
Fiscal 2021	$30,000	$1,735	$—	N/A
Fiscal 2020	30,000	1,813	—	N/A
Fiscal 2019	30,000	2,047	—	N/A
Fiscal 2018	30,000	2,792	—	N/A
5.375% 2025 Notes
Fiscal 2021	$40,000	$1,735	$—	N/A
Fiscal 2020	40,000	1,813	—	N/A
5.375% 2026 Notes
Fiscal 2021	$10,000	$1,735	$—	N/A
Fiscal 2020	10,000	1,813	—	N/A
5.625% 2027 Notes
Fiscal 2021	$10,000	$1,735	$—	N/A
Fiscal 2020	10,000	1,813	—	N/A
4.250% 2028 Notes

Fiscal 2021	$25,000	$1,735	$—	N/A
4.000% 2026 Notes
Fiscal 2021	$75,000	$1,735	$—	N/A
2025 Public Notes(6)
Fiscal 2021	$—	$—	$—	N/A
Fiscal 2020	35,000	1,813	—	1,029
Fiscal 2019	35,000	2,047	—	1,049
Fiscal 2018	35,000	2,792	—	982
2020 Notes(7)
Fiscal 2018	$—	$—	$—	N/A
Fiscal 2017	30,000	2,576	—	1,026
Fiscal 2016	30,000	2,368	—	1,005
Fiscal 2015	30,000	2,305	—	1,010
Fiscal 2014	30,000	2,183	—	1,006
Fiscal 2013	30,000	3,064	—	982
Unsecured Term Loan(8)
Fiscal 2015	$55,000	$2,305	$—	N/A
Fiscal 2014	55,000	2,183	—	N/A
Fiscal 2013	55,000	3,064	—	N/A
Fiscal 2012	90,000	2,622	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in thousands), exclusive of debt issuance costs.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit (including for the 2020 Notes, which were issued in $25 increments).

(3) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)	Not applicable, except for with respect to the 2020 Notes and 2025 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for the 2020 Notes and 2025 Notes is based on the average daily prices two weeks prior to the fiscal year end of such notes and is expressed per $1,000 of indebtedness.
(5)	On September 27, 2012, WhiteHorse Warehouse entered into the Natixis Credit Facility. On December 23, 2015, WhiteHorse Credit entered into the Credit Facility, and we drew $102.0 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full.
(6)	On December 17, 2021, we redeemed 100% of the $35 million aggregate principal amount of the 2025 Notes outstanding and delisted the 2025 Notes from the Nasdaq Global Select Market.
(7)	On August 9, 2018, we redeemed 100% of the $30 million aggregate principal amount of the 2020 Notes outstanding and delisted the 2020 Notes from the Nasdaq Global Select Market.

(8)	On June 30, 2016, we repaid in full the outstanding balance of $55.0 million due under the Unsecured Term Loan.

Comparison of the Years Ended December 31, 2021 and December 31, 2020

Set forth below are our liquidity and capital resources for the years ended December 31, 2021 and 2020. For information regarding our liquidity and capital resources for the year ended December 31, 2019, see the Company’s Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 8, 2021.

Our operating activities used cash and cash equivalents of $90.2 million during the year ended December 31, 2021, primarily for acquisition of investments and cash used from the net change in working capital, partially offset by net proceeds received from realizations and repayments on our investments. Our financing activities provided cash and cash equivalents of $97.0 million during the year ended December 31, 2021, primarily due to issuance of $100.0 million of unsecured notes and proceeds of $37.5 million from the sales of common stock, offset by repayments of debt and the payment of distributions to stockholders.

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

As of December 31, 2021, we had cash and cash equivalent resources of $22.5 million, including $10.3 million of restricted cash. As of December 31, 2021, we had approximately $43.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2020, we had cash and cash equivalent resources of $15.9 million, including $7.9 million of restricted cash. As of December 31, 2020, we had $19.8 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit and security agreement.

STRS JV

In January 2019, we and STRS Ohio, formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2021, STRS JV had total assets of $273.5 million. As of December 31, 2020, STRS JV had total assets of $181.4 million.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests, and subordinated notes. As of December 31, 2021, we and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2021, we had commitments to fund equity interests and subordinated notes in STRS JV of $15 million and $60 million, respectively, both of which were fully funded. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Below is a summary of STRS JV’s portfolio as of December 31, 2021 and December 31, 2020:

($ in thousands)	As of December 31, 2021	As of December 31, 2020
Total investments(1)	$259,510	$174,552
Weighted average effective yield on total portfolio(1)	7.9%	7.9%
Number of portfolio companies in STRS JV	28	20
Largest portfolio company investment(2)	22,967	13,511
Total of five largest portfolio company investments(2)	83,057	60,252

(1)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.
(2)	At fair value.

 Investments consisted of the following:

	As of December 31, 2021		As of December 31, 2020
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$260,472	$259,510	$176,716	$174,552
Total	$260,472	$259,510	$176,716	$174,552

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2021		As of December 31, 2020
Advertising	$—	—%	$9,256	5.3%
Application Software	13,518	5.2	—	—
Building Products	16,603	6.4	19,754	11.3
Construction & Engineering	13,975	5.4	19,815	11.4
Data Processing & Outsourced Services	16,160	6.2	11,130	6.4
Diversified Support Services	10,489	4.0	10,230	5.9
Electronic Equipment & Instruments	6,687	2.6	—	—
Environmental & Facilities Services	6,872	2.6	6,248	3.6
Human Resource & Employment Services	—	—	11,549	6.6
Industrial Machinery	6,815	2.6	9,886	5.7
Insurance Brokers	—	—	7,838	4.5
Internet & Direct Marketing Retail	15,353	5.9	13,511	7.7
Investment Banking & Brokerage	10,054	3.9	11,076	6.3
IT Consulting & Other Services	40,697	15.7	—	—
Leisure Products	8,930	3.4	—	—
Packaged Foods & Meats	25,606	9.9	24,577	14.1
Personal Products	4,273	1.8	4,232	2.4
Pharmaceuticals	15,061	5.8	—	—
Real Estate Operating Companies	4,780	1.8	—	—
Research & Consulting Services	8,901	3.4	—	—
Systems Software	9,898	3.8	8,110	4.6
Technology Hardware, Storage & Peripherals	14,725	5.7	7,340	4.2
Trading Companies & Distributors	10,113	3.9	—	—
Total	$259,510	100.0%	$174,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2021 and December 31, 2020 and selected statement of operations information for the year ended December 31, 2021 and 2020.

Capital Raises

On October 25, 2021, we completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. In connection with the offering, we granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of our common stock. The issuance of 1,900,000 shares resulted in net proceeds to us of $29.4 million, inclusive of underwriting discounts and commissions and before offering expenses. On November 3, 2021, we raised an additional $4.3 million from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of the 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to us of $33.7 million before offering expenses, which was at or above our NAV per share at the time of the offering and the overallotment option.

At-the-Market Offering

On March 15, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us, or the ATM Offering. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. As of December 31, 2021, gross proceeds of $4.1 million have been raised from the ATM Offering.

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

As of December 31, 2021, there was $291.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $43.4 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $719.5 million as of December 31, 2021.

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

6.000% 2023 Notes

On July 13, 2018, we entered into the 2023 Note Purchase Agreement, to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 6.000% 2023 Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 6.000% 2023 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem existing debt.

5.375% 2025 Notes

On October 20, 2020, we entered into the 2025 Note Purchase Agreement, to sell in a private offering $40 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.375% 2025 Notes is payable semiannually on April 20 and October 20, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2025 Notes cease to have an investment grade rating. The 5.375% 2025 Notes mature on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 5.375% 2025 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on October 20, 2020. We used the net proceeds from this offering to redeem existing debt.

5.375% 2026 Notes

On December 4, 2020, we entered into the 2026 Note Purchase Agreement, to sell in a private offering $10 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.375% 2026 Notes is payable semiannually on June 4 and December 4, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2026 Notes cease to have an investment grade rating. The 5.375% 2026 Notes mature on December 4, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 5.375% 2026 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 4, 2020. We used the net proceeds from this offering to redeem existing debt.

5.625% 2027 Notes

On December 4, 2020, we entered into the 2027 Note Purchase Agreement, to sell in a private offering $10 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.625% 2027 Notes is payable semiannually on June 4 and December 4, at a fixed, annual rate of 5.625%. This interest rate is subject to increase (up to 6.625%) in the event that, subject to certain exceptions, the 5.625% 2027 Notes cease to have an investment grade rating. The 5.625% 2027 Notes mature on December 4, 2027, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The

5.625% 2027 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 4, 2020. We used the net proceeds from this offering to redeem existing debt.

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15 each year, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a "make-whole" premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes. The 4.000% 2026 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility.

4.250% 2028 Notes

On December 6, 2021, we entered into the 2028 Note Purchase Agreement, to sell in a private offering $25 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 4.250% 2028 Notes is payable semiannually on June 6 and December 6, at a fixed, annual rate of 4.25%. This interest rate is subject to increase (up to 5.25%) in the event that, subject to certain exceptions, the 4.250% 2028 Notes cease to have an investment grade rating. The 4.250% 2028 Notes mature on December 6, 2028, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 4.250% 2028 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 6, 2021. We used the net proceeds from this offering to redeem existing debt.

2025 Public Notes

On November 13, 2018, we completed a public offering of $35 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under our revolving credit facility. Interest on the 2025 Public Notes is paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Public Notes will mature on November 30, 2025 and may be redeemed in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Public Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes and the 5.625% 2027 Notes. The 2025 Public Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility. The 2025 Public Notes were redeemed on December 17, 2021 and were de-listed from the Nasdaq Global Select Market where it was trading under the symbol “WHFBZ.”

Portfolio Investments and Yield

As of December 31, 2021, our investment portfolio consisted primarily of senior secured loans across 127 positions in 76 companies with an aggregate fair value of $819.2 million. As of December 31, 2021, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments, primarily indexed to LIBOR, with four fixed-rate loan investments representing 0.4% based on fair value. As of December 31, 2021, our portfolio had an average investment size of $5.9 million based on fair value and average debt investment size of $6.8 million, with investment sizes ranging from zero to $24.0 million and a weighted average effective yield of 9.0% (and a weighted average effective yield on income-producing debt investments of 9.1%).

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

For the year ended December 31, 2021, we invested $544.2 million in new and existing portfolio companies, offset by repayments and sales of $423.6 million. Proceeds from sales totaled $157.4 million while repayments included $10.6 million of scheduled repayments and $255.6 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of December 31, 2021		As of December 31, 2020
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$125.8	15.4%	$153.3	22.2%
2	611.9	74.7	422.1	61.1
3	73.2	8.9	103.7	15.0
4	8.3	1.0	4.0	0.6
5	—	—	7.6	1.1
Total Portfolio	$819.2	100.0%	$690.7	100.0%

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

During the year ended December 31, 2021 we declared distributions of $1.555 per share for total distributions of $33.4 million. During the year ended December 31, 2020, we declared distributions of $1.545 per share for total distributions of $31.7 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2021 and 2020, distributions to stockholders did not include a return of capital, but did include approximately $1.4 million and $5.3 million, respectively, relating to long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Critical Accounting Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting estimates.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2021 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)
(100)	$(333)	$(610)	$277
100	2,422	2,916	(494)
200	10,033	5,833	4,200
300	17,827	8,749	9,078
400	25,621	11,665	13,956
500	33,415	14,582	18,833

As of December 31, 2021, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

For a discussion of the risks associated with the discontinuation of LIBOR, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital”.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. As of December 31, 2021, there were no foreign currency forward contracts outstanding. During the year ended December 31, 2021, we recognized a realized loss of $3,000 in the statement of operations relating to forward currency exchange contracts held during the year. During the year ended December 31, 2020, we recognized a realized loss of $25,000 in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our Notes to consolidated financial statements.

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

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2021 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 1, 2, 4 and 5 to the consolidated financial statements, the Company invests in senior secured loans, including first lien and second lien facilities, and may make investments at other levels of an investee’s capital structure, including mezzanine loans or equity investments, and may receive warrants to purchase common stock in connection with its debt investments.  With few exceptions these investments are classified as Level 3 investments.  Level 3 investments represent approximately $803.6 million of the $819.2 million of investments held as of December 31, 2021.  Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Note 5 to the consolidated financial statements, using significant unobservable inputs and assumptions.  Determining the fair value of these investments requires management to make judgments about the valuation methodologies to apply (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, discount rates, market quotes, and exit multiples.

We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions.  This required a high degree of auditor judgment and extensive audit effort, including the involvement of auditor employed valuation specialists, who possess specialized skill and knowledge, to evaluate the appropriateness of the valuation techniques and significant unobservable inputs and assumptions.

Our audit procedures related to the valuation of Level 3 investments included, among others:

●	Obtaining an understanding, evaluating the design, and testing the operating effectiveness of controls over the Company’s investment valuation process, including those over the valuation methodologies and significant unobservable inputs and assumptions applied.
●	Selecting a sample of investments and, with assistance of auditor employed valuation specialists, evaluated the appropriateness of the methodology applied and reasonableness of significant unobservable inputs and assumptions, including comparable company multiples and discount rates. In several instances we developed independent fair value estimates which we compared against management’s conclusion.
●	Evaluating subsequent events, retrospective review, and other available information, considering whether this information corroborated or contradicted the Company’s conclusions.
●

/s/ Crowe LLP

Crowe LLP

As a result of affiliated fund relationships, we have served as the Company’s auditor since 2006.

New York, New York

March 03, 2022

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$736,727	$623,777
Non-controlled affiliate company investments	6,874	15,717
Controlled affiliate company investments	75,607	51,241
Total investments, at fair value (amortized cost $831,960 and $695,429, respectively)	819,208	690,735
Cash and cash equivalents	12,185	8,062
Restricted cash and cash equivalents	9,814	7,549
Restricted foreign currency (cost of $752 and $319, respectively)	469	333
Interest and dividend receivable	7,521	6,532
Amounts receivable on unsettled investment transactions	—	4,717
Escrow receivable	515	—
Prepaid expenses and other receivables	1,307	1,061
Total assets	$851,019	$718,989

Liabilities
Debt	$475,958	$384,880
Distributions payable	8,222	7,294
Management fees payable	3,766	3,354
Incentive fees payable	7,958	6,117
Amounts payable on unsettled investment transactions	—	497
Interest payable	2,087	1,870
Accounts payable and accrued expenses	2,438	1,708
Advances received from unfunded credit facilities	839	372
Total liabilities	501,268	406,092

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,162,667 and 20,546,032 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	21
Paid-in capital in excess of par	339,161	300,002
Accumulated earnings	10,567	12,874
Total net assets	349,751	312,897
Total liabilities and total net assets	$851,019	$718,989
Number of shares outstanding	23,162,667	20,546,032
Net asset value per share	$15.10	$15.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Investment income
From non-controlled/non-affiliate company investments
Interest income	$59,845	$54,039	$56,566
Fee income	2,621	1,988	8,398
Dividend income	273	133	—
From non-controlled affiliate company investments
Dividend income	1,190	1,183	1,173
From controlled affiliate company investments
Interest income	3,307	2,595	936
Dividend income	4,907	1,761	—
Total investment income	72,143	61,699	67,073
Expenses
Interest expense	16,594	13,125	13,468
Base management fees	13,975	12,464	11,300
Performance-based incentive fees	7,524	7,619	7,710
Administrative service fees	683	683	646
General and administrative expenses	3,572	2,909	2,337
Total expenses, before fees waived	42,348	36,800	35,461
Base management fees waived	—	—	(397)
Total expenses, net of fees waived	42,348	36,800	35,064
Net investment income before excise tax	29,795	24,899	32,009
Excise tax	1,004	742	813
Net investment income after excise tax	28,791	24,157	31,196

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	7,994	4,118	(409)
Non-controlled affiliate company investments	562	—	—
Foreign currency transactions	262	70	1
Foreign currency forward contracts	(3)	(25)	—
Net realized gains (losses)	8,815	4,163	(408)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(9,501)	4,685	388
Non-controlled affiliate company investments	1,187	(878)	(514)
Controlled affiliate company investments	708	(464)	363
Translation of assets and liabilities in foreign currencies	94	22	(184)
Net change in unrealized appreciation (depreciation)	(7,512)	3,365	53
Net realized and unrealized gains (losses) on investments and foreign currency transactions	1,303	7,528	(355)
Net increase in net assets resulting from operations	$30,094	$31,685	$30,841

Per Common Share Data
Basic and diluted earnings per common share	$1.42	$1.55	$1.50
Dividends and distributions declared per common share	$1.56	$1.55	$1.62
Basic and diluted weighted average common shares outstanding	21,150,168	20,546,032	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Underdistributed/ (Overdistributed) Earnings	Total Net Assets
Balance at December 31, 2018	20,546,032	$21	$301,557	$13,718	$315,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	31,196	31,196
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(408)	(408)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	53	53
Distributions declared	—	—	—	(33,182)	(33,182)
Tax reclassification of stockholders’ equity			(813)	813	—
Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	24,157	24,157
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	4,163	4,163
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	3,365	3,365
Distributions declared	—	—	—	(31,743)	(31,743)
Tax reclassification of stockholders’ equity			(742)	742	—
Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with public offering	2,182,300	2	33,578	—	33,580
Stock issued in connection with at-the-market offering	259,682	—	3,905	—	3,905
Stock issued in connection with dividend reinvestment plan	174,653	—	2,680	—	2,680
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	28,791	28,791
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	8,815	8,815
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(7,512)	(7,512)
Distributions declared	—	—	—	(33,405)	(33,405)
Tax reclassification of stockholders’ equity	—	—	(1,004)	1,004	—
Balance at December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase in net assets resulting from operations	$30,094	$31,685	$30,841
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Paid-in-kind income	(1,164)	(1,210)	(2,141)
Net realized (gains) losses on investments	(8,556)	(4,118)	408
Net unrealized depreciation (appreciation) on investments	7,606	(3,343)	(237)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(94)	(22)	184
Accretion of discount	(6,821)	(3,434)	(4,431)
Amortization of deferred financing costs	2,146	1,055	998
Acquisition of investments	(544,165)	(302,729)	(363,160)
Proceeds from principal payments and sales of portfolio investments	306,387	133,419	191,870
Proceeds from sales of portfolio investments to STRS JV	117,246	80,369	57,568
Net changes in operating assets and liabilities:
Interest and dividend receivable	(989)	(522)	(402)
Escrow receivable	480	—	—
Prepaid expenses and other receivables	(246)	6,560	(7,045)
Amounts receivable on unsettled investment transactions	4,717	(4,357)	4,255
Amounts payable on unsettled investment transactions	(497)	497	(445)
Management fees payable	412	294	515
Incentive fees payable	1,841	887	(3,418)
Accounts payable and accrued expenses	726	(52)	(563)
Interest payable	217	196	112
Advances received from unfunded credit facilities	467	229	113
Net cash used in operating activities	(90,193)	(64,596)	(94,978)

Cash flows from financing activities
Proceeds from notes issued	100,000	60,000	—
Proceeds from sales of common stock, net of offering costs	37,486	—	—
Borrowings	357,795	236,045	176,017
Repayments of debt	(366,011)	(209,895)	(52,100)
Deferred financing costs	(2,459)	(1,427)	(1,943)
Distributions paid to common stockholders, net of distributions reinvested	(29,797)	(31,743)	(33,182)
Net cash provided by financing activities	97,014	52,980	88,792
Effect of exchange rate changes on cash	(298)	14	—
Net change in cash, cash equivalents and restricted cash	6,523	(11,602)	(6,186)
Cash, cash equivalents and restricted cash at beginning of period	15,945	27,546	33,732
Cash, cash equivalents and restricted cash at end of period	$22,468	$15,944	$27,546

Supplemental disclosure of cash flow information:
Interest paid	$14,232	$11,888	$12,358
Taxes, including excise tax, paid during the year	910	833	942
Supplemental noncash disclosures:
Distributions declared	$33,405	$31,743	$33,182
Distributions reinvested	2,680	—	—
Non-cash exchanges of investments	23,658	28,103	29,840

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2021	2020	2019
Cash and cash equivalents	$12,185	$8,062	$4,294
Restricted cash and restricted foreign currency	10,283	7,882	23,252
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$22,468	$15,944	$27,546

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/15/21	12/15/26	9,286	$9,102	$9,100	2.60%
I&I Sales Group, LLC (d/b/a Avision Sales Group)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/15/21	12/15/26	396	388	388	0.11
I&I Sales Group, LLC (d/b/a Avision Sales Group)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/15/21	12/15/26	—	—	—	—
								9,490	9,488	2.71
Air Freight & Logistics
Access USA Shipping, LLC (d/b/a MyUS.com)	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	02/08/19	02/08/24	4,937	4,906	4,937	1.41
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/22/21	06/15/26	3,612	3,540	3,539	1.01
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/22/21	06/15/26	—	—	—	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	11,789	11,575	11,646	3.33
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	—	—	7	—
								20,021	20,129	5.75
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	9.75%	05/03/21	05/07/29	15,000	14,586	14,700	4.20
Education Networks of America, Inc.	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	10/27/26	4,719	4,511	4,508	1.29
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	3,213	3,195	3,213	0.92
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	169	168	169	0.05
								22,460	22,590	6.46
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)(12)	First Lien Secured Term Loan	1.03%	Base rate+ 7.98%	9.02%	02/16/18	06/28/24	15,286	15,193	15,286	4.37
								15,193	15,286	4.37
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SF+ 6.50%	7.50%	12/30/21	12/30/26	8,191	8,027	8,027	2.30
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SF+ 6.50%	7.50%	12/30/21	12/30/26	—	—	—	—
								8,027	8,027	2.30
Building Products
Drew Foam Companies Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	11/05/20	11/05/25	7,207	7,094	7,183	2.05
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	9,506	9,346	9,416	2.69
LHS Borrower, LLC (d/b/a Leaf Home, LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	—	—	4	—
PFB Holdco, Inc. (d/b/a PFB Corporation)(13)	First Lien Secured Term Loan	2.45%	CP+ 5.50%	7.95%	12/17/21	12/17/26	9,027	6,923	6,998	2.00
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)(13)	First Lien Secured Revolving Loan	2.45%	CP+ 5.50%	7.95%	12/17/21	12/17/26	—	—	—	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	3.25%	P+ 5.50%	8.75%	12/17/21	12/17/26	2,198	2,154	2,154	0.62
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/17/21	12/17/26	—	—	—	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(13)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/27/21	07/27/26	22,977	17,975	17,841	5.10
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/27/21	07/27/26	164	161	161	0.05
								43,653	43,757	12.51
Cable & Satellite
Bulk Midco, LLC(15)	First Lien Secured Term Loan	1.00%	L+ 7.24%	8.24%	06/08/18	06/08/23	15,000	14,936	14,526	4.15
								14,936	14,526	4.15
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50% (8.00% Cash + 0.50% PIK)	10/28/19	10/29/26	15,722	15,047	15,172	4.34
								15,047	15,172	4.34

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/30/21	03/18/25	4,099	$4,017	$4,017	1.15%
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/20/20	08/20/25	6,930	6,797	7,069	2.02
								10,814	11,086	3.17
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/30/20	12/29/25	7,640	7,518	7,469	2.14
Claridge Products and Equipment, LLC(7)	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/30/20	12/29/25	211	207	204	0.06
								7,725	7,673	2.20
Consumer Finance
Maxitransfers Blocker Corp.	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	8,590	8,436	8,590	2.46
Maxitransfers Blocker Corp.(4)	First Lien Secured Revolving Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	1,038	1,019	1,038	0.30
								9,455	9,628	2.76
Data Processing & Outsourced Services
Escalon Services Inc.	First Lien Secured Term Loan	1.00%	L+ 13.50%	14.50% (13.00% Cash + 1.50% PIK)	12/04/20	12/04/25	8,046	7,490	8,046	2.30
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.25%	12/23/16	06/07/24	24,000	23,811	23,925	6.84
								31,301	31,971	9.14
Department Stores
Mills Fleet Farm Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	10/24/18	10/24/24	13,538	13,331	13,538	3.87
								13,331	13,538	3.87
Distributors
Crown Brands LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	4,382	4,299	3,505	1.00
Crown Brands LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	650	650	520	0.15
								4,949	4,025	1.15
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SF+ 5.75%	6.50%	11/16/21	11/16/26	12,000	11,348	11,340	3.24
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	11/13/19	05/13/23	7,389	7,295	7,020	2.01
								18,643	18,360	5.25
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	08/27/21	08/27/26	11,594	11,459	11,460	3.28
								11,459	11,460	3.28
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	13,318	13,068	13,064	3.74
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	—	—
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	—	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
								13,235	13,231	3.79
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/12/21	10/12/26	10,500	10,299	10,296	2.94
								10,299	10,296	2.94
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	6,802	6,684	6,687	1.91
LMG Holdings, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	—	—	—	—
								6,684	6,687	1.91

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	12,007	$11,767	$11,767	3.36%
Industrial Specialty Services USA LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	—	—	—	—
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/29/21	12/29/26	11,420	11,221	11,220	3.21
Juniper Landscaping Holdings LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/29/21	12/29/26	—	—	—	—
Juniper Landscaping Holdings LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/29/21	12/29/26	597	586	586	0.17
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	8,775	8,600	8,600	2.46
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	—	—	—	—
								32,174	32,173	9.20
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	10,979	10,770	10,769	3.08
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	—	—	—	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	—	—	—	—
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	4,278	4,214	4,235	1.21
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	3,052	3,008	3,027	0.87
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	—	—	3	—
Grupo HIMA San Pablo, Inc.(7)	Superpriority Delayed Draw Loan	N/A	12.00%	12.00%	11/24/21	11/24/23	568	568	568	0.16
Grupo HIMA San Pablo, Inc.(8)(21)	Amended Term Loan	1.50%	9.00%	10.50% (0.00% Cash + 10.50% PIK)	11/24/21	11/24/23	1,708	1,704	1,708	0.49
Grupo HIMA San Pablo, Inc.(8)	First Lien Secured Term Loan A	N/A	L+ 9.00%	9.13%	05/05/19	04/30/19	3,476	3,476	1,169	0.33
Grupo HIMA San Pablo, Inc.(8)	First Lien Secured Term Loan B	1.50%	L+ 9.00%	10.50%	02/01/13	04/30/19	12,185	12,185	4,097	1.17
Grupo HIMA San Pablo, Inc.(8)	Second Lien Secured Term Loan	N/A	L+ 15.75%	15.75% (13.75% Cash + 2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
								36,949	25,576	7.31
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	06/14/19	06/14/24	7,242	7,175	7,242	2.07
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	10/07/20	06/14/24	891	879	891	0.25
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	First Lien Secured Term Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	7,025	6,933	6,988	2.00
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)(7)	First Lien Secured Delayed Draw Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	678	672	688	0.20
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	17,366	17,121	17,366	4.97
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	2,550	2,517	2,534	0.72
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)(7)	First Lien Secured Revolving Loan	3.25%	P+ 5.75%	9.00%	12/04/20	12/04/24	142	139	147	0.04
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	1,155	1,140	1,155	0.33
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	5,183	5,166	5,183	1.48
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 9.25%	10.25% (8.75% Cash + 1.50% PIK)	11/25/20	11/25/25	15,448	15,178	14,212	4.06
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 9.25%	10.25% (8.75% Cash + 1.50% PIK)	11/25/20	11/25/25	702	689	631	0.18
								57,609	57,037	16.30
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/26	11,123	10,924	10,975	3.14
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/24	104	103	113	0.03
								11,027	11,088	3.17

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/12/21	10/12/26	20,034	$19,651	$19,645	5.62%
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	10/12/21	10/12/26	—	—	—	—
Sure Fit Home Products, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75%	04/12/21	07/13/23	4,912	4,828	4,372	1.25
								24,479	24,017	6.87
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	11,403	11,257	11,383	3.25
The Kyjen Company, LLC (d/b/a Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	385	380	390	0.11
								11,637	11,773	3.36
Interactive Media & Services
What If Holdings, LLC (d/b/a What If Media Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/02/19	10/02/24	18,848	18,609	18,759	5.36
								18,609	18,759	5.36
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	L+ 10.00%	11.50% (9.50% Cash + 2.00% PIK)	08/28/20	08/28/25	12,623	12,388	12,623	3.61
BBQ Buyer, LLC (d/b/a BBQ Guys)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 10.00%	11.50% (9.50% Cash + 2.00% PIK)	12/02/21	08/28/25	2,573	2,523	2,523	0.72
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/04/20	06/04/26	5,940	5,844	5,940	1.70
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/06/21	07/01/25	4,277	4,200	4,206	1.20
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	17,148	16,955	17,148	4.90
								41,910	42,440	12.13
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	02/28/19	02/28/24	12,729	12,674	12,729	3.64
								12,674	12,729	3.64
IT Consulting & Other Services
AST-Applications Software Technology LLC	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00% (8.00% Cash + 1.00% PIK)	01/10/17	01/10/23	3,958	3,943	3,958	1.13
ATSG, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/12/21	11/12/26	14,008	13,736	13,736	3.93
								17,679	17,694	5.06
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)(16)	First Lien Secured Term Loan	1.00%	L+ 7.96%	8.96% (8.46% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	9,315	9,296	2.66
Honors Holdings, LLC (d/b/a Orange Theory)(16)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.58%	8.58% (8.08% Cash + 0.50% PIK)	09/06/19	09/06/24	4,649	4,611	4,578	1.31
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	8.50%	06/29/20	06/29/25	5,631	5,570	5,546	1.59
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,279	1,259	1,239	0.35
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,219	0.35
								22,020	21,878	6.26
Leisure Products
PlayMonster LLC(8)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	6,000	5,894	3,900	1.12
PlayMonster LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	224	221	(828)	(0.24)
								6,115	3,072	0.88
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	L+ 8.00%	8.50%	11/23/21	12/16/29	5,000	4,925	4,925	1.41
								4,925	4,925	1.41

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	05/28/21	05/28/26	8,434	$8,325	$8,325	2.38%
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	04/12/19	04/12/24	12,656	12,507	12,589	3.60
Empire Office, Inc.(4)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	08/17/21	04/12/24	—	—	7	—
								20,832	20,921	5.98
Packaged Foods & Meats
Lenny & Larry's, LLC(17)	First Lien Secured Term Loan	1.00%	L+ 8.40%	9.40% (7.68% Cash + 1.72% PIK)	05/15/18	05/15/23	11,142	11,084	10,862	3.11
								11,084	10,862	3.11
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	12,252	12,055	12,252	3.50
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	—	—	8	—
								12,055	12,260	3.50
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	10/19/21	10/19/26	4,875	4,781	4,780	1.37
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	10/19/21	10/19/26	653	644	651	0.19
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	10/19/21	10/19/26	—	—	—	—
								5,425	5,431	1.56
Research & Consulting Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	11/25/19	11/25/24	14,175	14,011	13,996	4.00
Nelson Worldwide, LLC	First Lien Secured Term Loan	1.00%	L+ 10.25%	11.25% (10.25% Cash + 1.00% PIK)	01/09/18	01/09/23	10,027	9,976	9,826	2.81
								23,987	23,822	6.81
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	13,000	12,745	12,742	3.64
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	—	—	(1)	—
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	—	—	—	—
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00%	09/30/21	09/30/26	11,638	11,417	11,416	3.26
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.00%	9.00%	09/30/21	09/30/26	—	—	—	—
True Blue Car Wash, LLC	First Lien Secured Term Loan	1.00%	L+ 6.82%	7.82%	10/17/19	10/17/24	8,203	8,087	8,130	2.32
True Blue Car Wash, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.82%	7.82%	10/17/19	10/17/24	3,103	3,073	3,098	0.89
								35,322	35,385	10.11
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	L+ 6.50%	6.61%	07/19/19	N/A	60,000	60,000	60,000	17.16
								60,000	60,000	17.16
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	03/16/21	03/16/27	19,354	19,018	19,160	5.48
								19,018	19,160	5.48
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/30/21	07/30/27	7,629	7,487	7,489	2.14
Source Code Holdings, LLC (d/b/a Source Code Corporation)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	07/30/21	07/30/27	—	—	—	—
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	15,079	14,713	15,079	4.31
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	530	517	549	0.16
								22,717	23,117	6.61

Total Debt Investments								$794,969	$781,049	223.32%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Equity Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(4)	Class A LLC Interests	N/A	N/A	N/A	12/15/21	N/A	200	$250	$250	0.07%
								250	250	0.07
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(4)	Class B Units	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	1,250	0.36
								1,250	1,250	0.36
Data Processing & Outsourced Services
PFB Holdco, Inc. (d/b/a PFB Corporation)(4)(13)	Class A Units	N/A	N/A	N/A	12/17/21	N/A	1	423	427	0.12
								423	427	0.12
Data Processing & Outsourced Services
Escalon Services Inc.(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	476	893	0.26
								476	893	0.26
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	225	—	158	0.05
								317	158	0.05
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(4)	Preferred Units	N/A	12.00%	12.00%	09/15/21	N/A	167	167	167	0.05
								167	167	0.05
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(4)	Class A Units	N/A	N/A	N/A	12/29/21	N/A	83	825	825	0.24
								825	825	0.24
Health Care Services
Lab Logistics, LLC(4)(20)	Preferred Units	N/A	14.00%	14.00% PIK	10/29/19	N/A	2	857	1,018	0.29
								857	1,018	0.29
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	07/02/21	N/A	8	850	1,398	0.40
								850	1,398	0.40
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	2,442	0.70
Ross-Simons Topco, LP(4)	Preferred Units	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	600	786	0.22
								1,700	3,228	0.92
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,874	1.97
								6,944	6,874	1.97
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	972	972	972	0.28
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	496	0.14
								1,468	1,468	0.42
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,941	188	0.05
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	76	0.02
								2,734	264	0.07
Other Diversified Financial Services
SFS Global Holding Company(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,492	1.00
								2,890	3,492	1.00

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	$840	$840	0.24%
								840	840	0.24
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	15,000	15,000	15,607	4.46
								15,000	15,607	4.46

Total Equity Investments								$36,991	$38,159	10.92%

Total Investments								$831,960	$819,208	234.24%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), which resets monthly, quarterly or semiannually, the Canadian Dollar Offered Rate (“CDOR” or “C”), Canada Prime Rate (“CP”), or the U.S. Prime Rate (“Prime” or “P”). The one, three and six-month USD LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The SOFR, CDOR, Canadian Prime, Prime was 0.05%, 0.52%, 2.45% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 88.2% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2021. See Note 8.
(8)	The investment is on non-accrual status.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 234.2% of the Company’s net assets or 96.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	Investment earns 14.00% that converts to PIK on an annual basis and is recorded in interest and dividend receivable in the consolidated statements of assets and liabilities.
(21)	Upon closing the Amendment Agreement, a portion of the existing Grupo HIMA San Pablo, Inc. First Lien Secured Term Loan A and First Lien Secured Term Loan B investments were converted into an Amended Term Loan, which is pari passu with the Grupo HIMA San Pablo, Inc. Superpriority Delayed Draw Loan commitment in a liquidation event.

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2020

(in thousands)

								Fair Value
								As A
	Spread				Principal/			Percentage
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair	of Net
Investment Type(1)	Index(2)	Rate(3)	Date(10)	Date	Amount	Cost	Value(11)	Assets
Department Stores
Mills Fleet Farm Group, LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	10/24/18	10/24/24	13,543	$13,292	$13,272	4.24%
	(1.00% Floor)
Distributors
Crown Brands, LLC
Second Lien Secured Term Loan(20)	L+ 10.50%	12.00%	12/15/20	01/08/26	4,526	4,420	3,621	1.16
	(1.50% Floor)
Second Lien Secured Delayed Draw Loan(20)	L+ 10.50%	12.00%	12/15/20	01/08/26	671	671	537	0.17
	(1.50% Floor)
					5,197	5,091	4,158	1.33
Diversified Chemicals
Sklar Holdings, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/13/19	05/13/23	8,882	8,718	8,834	2.82
	(1.00% Floor)
Diversified Support Services
ImageOne Industries, LLC
First Lien Secured Term Loan	L+ 10.00%	11.00% (4.00%PIK)	01/11/18	01/11/23	6,564	6,422	6,564	2.10
	(1.00% Floor)
First Lien Secured Revolving Loan(4)(7)	L+ 10.00%	11.00% (4.00%PIK)	07/22/19	12/12/22	379	379	379	0.12
	(1.00% Floor)
NNA Services, LLC
First Lien Secured Term Loan	L+ 7.00%	8.50%	10/16/18	10/16/23	13,353	13,178	13,284	4.25
	(1.50% Floor)
					20,296	19,979	20,227	6.47
Education Services
EducationDynamics, LLC
First Lien Secured Term Loan	L+ 7.75%	8.75%	11/26/19	11/26/24	13,649	13,428	13,612	4.35
	(1.00% Floor)
Food Retail
AG Kings Holdings, Inc.
First Lien Secured Term Loan(4)(8)	P+ 11.00%	16.25% (2.00%PIK)	42592	08/10/21	21,755	8,612	7,600	2.43
	(0.75% Floor)
Superpriority Secured Debtor-In- Possession Term Loan(4)(18)	L+ 10.00%	11.00%	08/26/20	02/08/21	14,222	5,663	14,222	4.55
	(1.00% Floor)
					35,977	14,275	21,822	6.98
Health Care Facilities
Epiphany Dermatology
First Lien Secured Term Loan	L+ 7.50%	8.50%	12/04/20	12/01/25	3,500	3,414	3,414	1.09
	(1.00% Floor)
First Lien Secured Revolving Loan(7)	L+ 7.50%	8.50%	12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(7)	L+ 7.50%	8.50%	12/04/20	12/01/25	—	—	—	—
	(1.00% Floor)
Grupo HIMA San Pablo, Inc.
First Lien Secured Term Loan A	L+ 9.00%	9.22%	05/15/19	04/30/19	3,855	3,855	2,613	0.84
First Lien Secured Term Loan B	L+ 9.00%	10.50%	02/01/13	04/30/19	13,511	13,511	9,161	2.93
	(1.50% Floor)
Second Lien Secured Term Loan(8)	N/A	15.75% (2.00%PIK)	02/01/13	07/31/18	1,028	1,024	—	—
					21,894	21,804	15,188	4.86
Health Care Services
CHS Therapy, LLC
First Lien Secured Term Loan A	L+ 7.75%	9.25%	06/14/19	06/14/24	7,422	7,325	7,422	2.37
	(1.50% Floor)
First Lien Secured Term Loan C	L+ 7.75%	9.25%	10/07/20	06/14/24	912	895	895	0.29
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

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, WhiteHorse Advisers is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on February 17, 2022 and intends to continue to affirm the Exclusion on an annual basis.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

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

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

preceding years that were not distributed during such years and on which the Company incurred no U.S. federal income tax exceed distributions for the year. The Company accrues estimated excise tax on the amount, if any, that estimated taxable income is expected to exceed the level of stockholder distributions described above.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2021 and December 31, 2020.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2021 or December 31, 2020. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2018 remain subject to examination by the Internal Revenue Service.

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

Recent Accounting Pronouncements: In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 on its consolidated financial statements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

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

The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2021 and 2020:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
Realized (loss) on forward currency contracts	$(3)	$(25)
Unrealized appreciation (depreciation) on forward currency contracts	—	—
Total net realized and unrealized (losses) on forward currency contracts	$(3)	$(25)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. There were no open contracts as of December 31, 2021 and December 31, 2020.

During the years ended December 31, 2021 and 2020 the Company’s average USD notional exposure to foreign currency forward contracts was $5,047 and $420, respectively.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of December 31, 2021		As of December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$709,318	$697,232	$588,260	$588,580
Second lien secured loans	25,484	23,650	29,371	27,596
Subordinated unsecured loans	167	167	—	—
Subordinated Note to STRS JV	60,000	60,000	41,073	41,073
Equity (excluding STRS JV)	21,991	22,552	26,457	23,319
Equity in STRS JV	15,000	15,607	10,268	10,167
Total	$831,960	$819,208	$695,429	$690,735

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	December 31, 2021		December 31, 2020
Advertising	$9,738	1.3%	$15,159	2.4%
Agricultural & Farm Machinery	—	—	9,201	1.4
Air Freight & Logistics	21,379	2.9	5,359	0.8
Application Software	22,590	3.0	28,397	4.4
Automotive Retail	15,286	2.1	22,139	3.5
Broadcasting	8,027	1.1	4,844	0.8
Building Products	44,184	5.9	19,751	3.1
Cable & Satellite	14,526	2.0	14,250	2.2
Commodity Chemicals	15,172	2.0	10,818	1.7
Communications Equipment	—	—	15,770	2.5
Construction & Engineering	11,086	1.5	26,229	4.1
Construction Materials	7,673	1.0	7,840	1.2
Consumer Finance	9,628	1.3	9,682	1.5
Data Processing & Outsourced Services	32,864	4.4	36,861	5.8
Department Stores	13,538	1.8	13,272	2.1
Distributors	4,025	0.5	4,158	0.7
Diversified Chemicals	18,360	2.5	8,834	1.4
Diversified Support Services	11,618	1.6	20,241	3.2
Education Services	13,398	1.8	13,612	2.1
Electric Utilities	10,296	1.4	—	—
Electronic Equipment & Instruments	6,687	0.9	—	—
Environmental & Facilities Services	32,998	4.4	—	—
Food Retail	—	—	21,822	3.4
Health Care Facilities	25,576	3.4	15,188	2.4
Health Care Services	58,055	7.8	39,600	6.2
Heavy Electrical Equipment	11,088	1.5	—	—
Home Furnishings	24,017	3.2	4,019	0.6
Household Products	11,773	1.6	—	—
Interactive Media & Services	20,157	2.7	12,594	2.0
Internet & Direct Marketing Retail	45,668	6.1	36,556	5.7
Investment Banking & Brokerage	19,603	2.6	20,046	3.1
IT Consulting & Other Services	19,162	2.6	15,665	2.5
Leisure Facilities	22,142	3.0	20,745	3.2
Leisure Products	3,072	0.4	—	—
Life Sciences Tools & Services	4,925	0.7	—	—
Office Services & Supplies	20,921	2.8	10,489	1.6
Other Diversified Financial Services	3,492	0.5	3,498	0.6
Packaged Foods & Meats	10,862	1.5	10,811	1.7
Personal Products	12,260	1.6	11,270	1.8
Property & Casualty Insurance	—	—	6,115	1.0
Real Estate Operating Companies	5,431	0.7	—	—
Research & Consulting Services	23,822	3.2	32,631	5.1
Restaurants	—	—	9,779	1.5
Specialized Consumer Services	36,225	4.9	6,363	1.0
Specialized Finance(1)	—	—	32,707	5.1
Systems Software	19,160	2.6	7,074	1.1
Technology Hardware, Storage & Peripherals	23,117	3.1	36,106	5.7
Total(1)	$743,601	100.0%	$639,495	100.0%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

(1)	Excludes investments in STRS JV.

As of December 31, 2021, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcole Acquisition Corp and Trimlite Buyer, LLC, which are domiciled in Canada. As of December 31, 2021 and December 31, 2020, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.8 years and 3.6 years, respectively.

As of December 31, 2021 and December 31, 2020, the total fair value of non-accrual loans were $10,046 and $11,620, respectively.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for year ended December 31, 2021:

		Amount of
		dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Non-controlled affiliates
Arcole Holding Corp Shares	Equity	$897	$6,448	$—	$—	$—	$426	$6,874
NMFC Senior Loan Program I LLC Units	Equity	293	9,269	—	(10,000)	—	731	—
Total Non-controlled affiliates		$1,190	$15,717	$—	$(10,000)	$—	$1,157	$6,874
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$3,307	$41,073	$18,927	$—	$—	$—	$60,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	4,907	10,167	4,732	—	—	708	15,607
Total Controlled affiliates		$8,214	$51,240	$23,659	$—	$—	$708	$75,607

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

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

In July 2019, STRS JV formally launched operations. As of December 31, 2021 and December 31, 2020, STRS JV had total assets of $273,523 and $181,382, respectively. STRS JV’s portfolio consisted of debt investments in 28 and 20 portfolio companies as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, the largest investment by aggregate principal amount, including any unfunded commitments, in a single portfolio company in STRS JV’s portfolio was $23,483 and $14,593, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $83,057 and $60,252 as of December 31, 2021 and December 31, 2020, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of December 31, 2021 and December 31, 2020, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $15,000 and $10,268 and advances of the subordinated notes of $60,000 and $41,073 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, of which $4,732 and $18,927 were unfunded, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

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

As of December 31, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR, Sterling Overnight Index Average (“SONIA”) or CDOR plus 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of December 31, 2021, STRS JV had $146,782 of outstanding borrowings and an effective interest rate of 2.51% per annum under the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2021:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	13,490	$13,247	$13,490
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	—	—	28
								13,247	13,518
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	11/09/20	11/05/25	7,207	7,096	7,183
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	9,506	9,345	9,416
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	4
								16,441	16,603
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/31/19	03/18/25	6,427	6,340	6,405
Road Safety Services, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/31/19	09/18/23	496	489	501
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/24/20	08/20/25	6,930	6,797	7,069
								13,626	13,975
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	20,632	15,766	16,156
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	—	—	4
								15,766	16,160
Diversified Support Services
Quest Events, LLC(10)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	11,966	11,848	9,729
Quest Events, LLC(10)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	935	925	760
								12,773	10,489
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	6,802	6,680	6,687
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	—	—	—
								6,680	6,687
Environmental & Facilities Services
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	6,870	6,780	6,866
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	6
								6,780	6,872
Industrial Machinery
FR Flow Control CB LLC	First Lien Secured Term Loan B	1.00%	L+ 5.50%	6.50%	07/19/19	06/28/26	6,815	6,727	6,815
								6,727	6,815
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	15,342	15,153	15,342
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	—	—	11
								15,153	15,353
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	7,438	7,343	7,438
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	2,616	2,600	2,616
								9,943	10,054

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,525	$8,365	$8,438
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,915	8,755	8,915
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	561	551	569
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	2,866	3,889	3,877
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	864	1,173	1,169
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	11,264	11,074	11,151
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	—	—	(5)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	818	804	814
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	08/10/21	09/02/26	5,791	5,689	5,684
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 5.00%	8.25%	08/10/21	09/02/26	86	84	85
								40,384	40,697
Leisure Products
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	3,887	3,848	3,848
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	5,133	5,083	5,082
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	—	—	—
								8,931	8,930
Packaged Foods & Meats
Mikawaya Holdings, LLC (aka MyMo)	First Lien Secured Term Loan	1.25%	L+ 5.50%	6.75%	02/18/20	01/29/25	3,026	2,988	3,026
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25% (6.75% Cash + 1.50% PIK)	10/21/19	06/28/25	7,770	7,676	6,993
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	5,313	5,228	4,967
Stella & Chewy's LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	1,893	1,877	1,697
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 8.50%	10.00% (9.75% Cash + 0.25% PIK)	03/20/20	02/28/25	9,105	9,033	8,923
								26,802	25,606
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	4,259	4,185	4,259
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	—	—	14
								4,185	4,273
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	12,411	13,737	13,843
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	991	972	972
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	—	—	—
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	251	246	246
								14,955	15,061
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/28/21	10/19/26	4,875	4,781	4,780
								4,781	4,780
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	L+ 5.75%	6.75%	07/15/21	06/23/27	8,955	8,852	8,901
								8,852	8,901

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,482	$8,404	$8,482
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,411	1,397	1,411
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5
								9,801	9,898
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,304	7,207	7,230
PS Lightwave, Inc.(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	5
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	7,629	7,487	7,489
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	1
								14,694	14,725
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	10,135	9,951	10,101
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	—	—	12
								9,951	10,113

Total Investments								$260,472	$259,510

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, CDOR or Prime. The one, three and six-month LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The one, three and six-month GBP LIBOR were 0.19%, 0.26% and 0.47%, respectively, as of December 31, 2021. The CDOR and Prime were 0.52% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 998% of STRS JV’s net assets or 95% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars.
(8)	Principal amount is denominated in British Pounds.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
Environmental & Facilities Services
WH Lessor Corp.
First Lien Secured Term Loan	L+ 6.00%	7.00%	01/22/20	11/24/25	6,259	6,155	6,239
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	9
	(1.00% Floor)				6,259	6,155	6,248
Human Resource & Employment Services
Pluto Acquisition Topco, LLC
First Lien Secured Term Loan(8)	L+ 6.31%	7.81%	05/19/20	01/31/24	11,549	$11,405	$11,549
	(1.50% Floor)				11,549	11,405	11,549
Industrial Machinery
FR Flow Control CB LLC
First Lien Secured Term Loan B	L+ 6.00%	7.00%	07/19/19	06/28/26	7,269	7,154	7,088
	(1.00% Floor)
First Lien Secured Term Loan C	L+ 6.00%	7.00%	07/19/19	06/28/26	2,870	2,825	2,798
	(1.00% Floor)				10,139	9,979	9,886
Insurance Brokers
SelectQuote, Inc.
First Lien Secured Term Loan	L+ 6.00%	7.00%	11/05/19	11/05/24	7,838	7,718	7,838
	(1.00% Floor)				7,838	7,718	7,838
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC
First Lien Secured Term Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	13,577	13,373	13,501
	(1.00% Floor)
First Lien Secured Revolving Loan	L+ 5.50%	6.50%	07/19/19	07/01/25	—	—	10
	(1.00% Floor)				13,577	13,373	13,511
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC
First Lien Secured Term Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	8,194	8,059	8,194
	(1.00% Floor)
First Lien Secured Delayed Draw Loan	L+ 7.00%	8.00%	05/19/20	05/15/25	2,882	2,859	2,882
	(1.00% Floor)				11,076	10,918	11,076
Packaged Foods & Meats
Mikawaya Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	7.00%	02/18/20	01/29/25	3,057	3,007	3,057
	(1.25% Floor)
Poultry Holdings, LLC
First Lien Secured Term Loan	L+ 5.75%	6.75%	10/21/19	06/28/25	7,728	7,606	7,265
	(1.00% Floor)
Stella & Chewy's
First Lien Secured Term Loan	L+ 6.50%	7.50%	12/29/20	12/16/25	5,312	5,206	5,206
	(1.00% Floor)
First Lien Secured Delayed Draw Loan(6)	L+ 6.50%	7.50%	12/29/20	12/16/25	—	—	—
	(1.00% Floor)
Westrock Coffee Company, LLC
First Lien Secured Term Loan	L+ 8.25%	9.75%	03/20/20	02/28/25	9,234	9,137	9,049
	(1.50% Floor)	(1.00%PIK)			25,331	24,956	24,577

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

	Spread				Principal/
	Above	Interest	Acquisition	Maturity	Share	Amortized	Fair
Investment Type(1)	Index(2)	Rate(3)	Date(4)	Date	Amount	Cost	Value(5)
Personal Products
Sunless, Inc.
First Lien Secured Term Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	4,828	4,734	4,345
	(1.00% Floor)	(0.50%PIK)
First Lien Secured Revolving Loan	L+ 6.50%	7.50%	10/21/19	08/13/24	—	—	(113)
	(1.00% Floor)				4,828	4,734	4,232
Systems Software
arcserve (USA) LLC
First Lien Secured Term Loan	L+ 6.00%	7.00%	07/19/19	05/01/24	8,110	$8,001	$8,110
	(1.00% Floor)				8,110	8,001	8,110
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.
First Lien Secured Term Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	7,435	7,306	7,334
	(1.50% Floor)
First Lien Secured Delayed Draw Loan	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	6
	(1.50% Floor)				7,435	7,306	7,340
Total Investments					182,786	$176,716	$174,552

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, or CDOR. The one, three and six-month LIBOR were 0.1%, 0.2% and 0.3%, respectively, as of December 31, 2020. The CDOR was 0.5% as of December 31, 2020.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,030% of STRS JV’s net assets or 96% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal is denominated in Canadian dollars.
(8)	In addition to the interest earned based on the stated interest rate of this security, STRS JV is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

As of December 31, 2021, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of December 31, 2021 and December 31, 2020, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $22,883, and $12,192 under delayed draw term loan commitments and undrawn revolvers as of December 31, 2021 and December 31, 2020, respectively.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of December 31, 2021 and December 31, 2020 and for the years ended December 31, 2021, December 31 2020 and for the period July 19, 2019 (commencement of operations) through December 31, 2019:

Selected Balance Sheet Information ($ in thousands)	December 31, 2021	December 31, 2020
Assets
Investments, at fair value (amortized cost of $260,472 and $176,716, respectively)	$259,510	$174,552
Cash and cash equivalents	13,004	5,947
Interest receivable	735	603
Other assets	274	280
Total assets	$273,523	$181,382
Liabilities
Credit facility	$145,003	$94,260
Note payable to members	100,000	68,456
Interest payable on credit facility	282	189
Interest payable on notes to members	1,575	1,136
Other liabilities	651	396
Total liabilities	247,511	164,437
Members’ equity	26,012	16,945
Total liabilities and members’ equity	$273,523	$181,382

			For the period
			July 19, 2019
			(commencement of
	For the Year Ended	For the Year Ended	operations) through
Selected Statement of Operations Information ($ in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Interest income	$18,819	$13,316	$2,936
Total investment income	$18,819	$13,316	$2,936
Interest expense on credit facility	4,105	3,256	1,042
Interest expense on notes to members	5,512	4,465	1,422
Administrative fee	443	308	65
Other expenses	498	317	164
Total expenses	$10,558	$8,346	$2,693
Net investment income	8,261	4,970	243
Net realized gains (losses) on investments and foreign currency transactions	(55)	(10)	12
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	1,153	(2,799)	350
Net increase in net assets resulting from operations	$9,359	$2,161	$605

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2021 and year ended December 31, 2020, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$697,232	$697,232
Second lien secured loans	—	—	23,650	23,650
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	60,000	60,000
Equity (excluding STRS JV)	—	—	22,552	22,552
Equity in STRS JV(1)	—	—	—	15,607
Total investments	$—	$—	$803,601	$819,208

(1)	The Company’s equity investment in STRS JV is measured using the NAV per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$588,580	$588,580
Second lien secured loans	—	—	27,596	27,596
Subordinated Note to STRS JV	—	—	41,073	41,073
Equity (excluding STRS JV)	—	—	23,319	23,319
Equity in STRS JV(1)	—	—	—	10,167
Total investments	$—	$—	$680,568	$690,735

(1)	The Company’s equity investment in STRS JV is measured using the NAV per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	518,604	19,475	498	18,927	5,588	563,092
Non-cash interest income	1,159	5	—	—	—	1,164
Accretion of discount (premium)	6,605	241	—	—	(25)	6,821
Proceeds from paydowns and sales	(413,333)	(23,608)	(331)	—	(10,019)	(447,291)
Realized gains (losses)	8,024	—	—	—	(12)	8,012
Net unrealized (depreciation) appreciation	(12,407)	(59)	—	—	3,701	(8,765)
Fair value, end of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2021	$(3,751)	$123	$—	$—	$2,939	$(689)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2020:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$477,875	$62,155	$—	$26,344	$15,898	$582,272
Funding of investments	298,856	850	291	14,729	2,732	317,458
Non-cash interest income	1,170	40	—	—	—	1,210
Accretion of discount	3,055	247	—	—	132	3,434
Proceeds from paydowns and sales	(188,017)	(39,187)	(291)	—	(3,989)	(231,484)
Conversions	(14,111)	4,419	—	—	9,692	—
Realized losses	965	—	—	—	2,997	3,962
Net unrealized (depreciation) appreciation	8,787	(928)	—	—	(4,143)	3,716
Fair value, end of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2020	$8,627	$(926)	$—	$—	$(4,059)	$3,642

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

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2021	Techniques	Inputs	(Weighted Average)
First lien secured loans	$358,921	Discounted cash flows	Discount rate	4.5% – 21.8% (9.8%)
			Exit EBITDA multiple	5.5x – 15.0x (8.3x)
	209,892	Recent transaction	Transaction price	94.5 – 99.1 (97.9)
	113,808	Discounted cash flows and Recent transaction	Discount rate	7.2% – 10.3% (8.6%)
			Transaction price	97.5 – 98.8 (98.4)
			Exit EBITDA multiple	7.0x – 11.0x (9.5x)
	7,542	Guideline public companies	LTM EBITDA multiple	5.1x
	7,069	Expected repayment	–	–
	$697,232

Second lien secured loans	$18,725	Discounted cash flows	Discount rate	11.5% – 22.3% (14.2%)
			Exit EBITDA multiple	6.5x – 8.5x (8.0x)
	4,925	Recent transaction	Transaction price	98.5
	$23,650

Subordinated Notes	$60,000	Enterprise value	–	–
	167	Recent transaction	Transaction price	100.0
	$60,167

Preferred Equity	$1,018	Similar transactions	LTM EBITDA multiple	9.7x
			Discount for lack of marketability	15.0%
	786	Discounted cash flows and Guideline public companies	Discount Rate	17.3%
			Exit EBITDA Multiple	11.0x
			LTM EBITDA Multiple	7.9x
			NFY EBITDA Multiple	7.5x
			Discount for lack of marketability	10.0%
	1,007	Recent transaction	Transaction price	$1.00 – $56.30 ($47.13) per share
	$2,811

Common Equity	$3,602	Discounted cash flows	Discount rate	13.0% – 22.7% (15.0%)
			Exit EBITDA Multiple	8.6x – 10.0x (9.6x)
			Discount for lack of marketability	10.0% – 15.0% (10.3%)
	8,124	Discounted cash flows, Guideline public companies and Expected repayment	Discount rate	14.0% – 19.0% (18.2%)
			Exit EBITDA Multiple	8.0x – 11.0x (10.5x)
			NFY EBITDA Multiple	8.6x – 10.8x (8.9x)
			Discount for lack of marketability	10.0%
			Transaction price	$1.00 per share
	2,052	Similar transactions	LTM EBITDA Multiple	6.0x – 13.4x (10.5x)
	1,502	Recent transaction	Transaction price	$1.00 – $1,000.00 ($289.95) per share
	$15,280

Warrant	4,461	Discounted cash flows and Option-pricing method	Discount rate	22.7% – 29.5% (29.2%)
			Exit EBITDA multiple	5.5x – 8.6x (5.9x)
			Volatility	3.5% – 8.7% (3.6%)
			Discount for lack of marketability	15.0%
	$4,461

Total Level 3 Investments	$803,601

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2020	Techniques	Inputs	(Weighted Average)
First lien secured loans	$391,704	Discounted cash flows	Discount rate	7.2% – 16.6% (9.7)%
			Exit EBITDA multiple	3.0x – 15.0x (7.5x)
	11,774	Guideline public companies	LTM EBITDA multiple	6.3 x
	142,031	Recent transaction	Transaction price	97.0 – 99.0 (97.9)
	20,870	Discounted cash flows, recent transaction, guideline public companies and consensus market pricing	Discount rate	7.1% – 16.5% (9.6)%
			Market pricing	100.2 – 100.6 (100.4)
			Transaction price	100.0
			Exit EBITDA multiple	7.0x – 12.0x (9.3x)
	22,201	Other (asset coverage and expected repayment)	—	—
	$588,580

Second lien secured loans	$15,096	Discounted cash flows	Discount rate	12.1% – 20.9% (14.9)%
			Exit EBITDA multiple	6.5 x
	12,500	Other (expected repayment)	—	—
	$27,596

Subordinated Note to STRS JV	$41,073	Enterprise value	—	—

	$41,073

Preferred Equity	$857	Similar transactions	LTM EBITDA multiple	8.0 x
	600	Recent transaction	Transaction price	$1.0 /s
	$1,457

Common Equity	$10,816	Discounted cash flows	Discount rate	12.5% – 19.8% (13.5)%
			Exit EBITDA Multiple	6.7x – 8.6x (7.1x)
			Discount for lack of marketability	2.0% – 15.0% (3.8)%
	6,448	Discounted cash flows and Guideline public companies	Discount rate	15.5%
			Exit EBITDA Multiple	8.0 x
			Discount for lack of marketability	10.0%
	14	Similar transactions	Exit EBITDA Multiple	6.0 x
			Discount for lack of marketability	15.0%
	496	Recent transaction	Transaction price	$1.0 /s
	$17,774

Warrant	$3,612	Discounted cash flows and	Discount rate	19.1% – 24.7% (24.5)%
		Option-pricing method	Exit EBITDA multiple	5.5x – 8.6x (5.6x)
			Volatility	3.0% – 7.8% (3.2)%
			Discount for lack of marketability	10.0% – 15.0% (10.2)%
	476	Recent transaction	Transaction price	$1.0 /s
	$4,088
Total Level 3 Investments	$680,568

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

The following table presents the par and fair value of the Company’s borrowings as of December 31, 2021 and December 31, 2020. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the”4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. The fair value of the 6.50% notes due 2025, (the “2025 Public Notes”) were estimated using the trailing 10-day volume weighted average quoted price as of the valuation date.

		As of December 31, 2021		As of December 31, 2020
	Fair
	Value Level	Par	Fair Value	Par	Fair Value
JPM Credit Facility	3	$291,637	$302,147	$265,246	$272,570
6.000% 2023 Notes	3	30,000	31,802	30,000	32,389
5.375% 2025 Notes	3	40,000	40,687	40,000	41,110
5.375% 2026 Notes	3	10,000	10,091	10,000	10,260
4.000% 2026 Notes	3	75,000	74,957	—	—
5.625% 2027 Notes	3	10,000	10,097	10,000	10,324
4.250% 2028 Notes	3	25,000	24,861	—	—
2025 Public Notes	2	—	—	35,000	36,000
		$481,637	$494,642	$390,246	$402,653

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage for borrowed amounts was 172.6% and 180.2%, respectively.

Total borrowings outstanding and available as of December 31, 2021, were as follows:

	Maturity	Rate	Face Amount	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$291,637	$288,985	$43,363
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,717	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,497	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,856	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,404	—
5.625% 2027 Notes	10/4/2027	5.625%	10,000	9,851	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,648	—
Total debt			$481,637	$475,958	$43,363

Total borrowings outstanding and available as of December 31, 2020, were as follows:

	Maturity	Rate	Face Amount	Amortized Cost	Available
JPM Credit Facility	11/22/2024	L+2.50%	$265,246	$262,329	$19,754
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,541	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,365	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,837	—
5.625% 2027 Notes	10/4/2027	5.625%	10,000	9,837	—
2025 Public Notes	11/30/2025	6.50%	35,000	33,971	—
Total debt			$390,246	$384,880	$19,754

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

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $200,000. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $719,452 as of December 31, 2021 as collateral. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2021, the Company had $291,637 in outstanding borrowings and $43,363 undrawn under the Credit Facility. Weighted average outstanding borrowings were $245,934 and $212,865 at a weighted average interest rate of 2.60% and 3.32%, respectively, for the years ended December 31, 2021 and December 31, 2020. As of December 31, 2021, the interest rate in effect on outstanding borrowings was 2.55%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2021, $43,363 was available to be drawn by the Company based on these requirements.

6.000% 2023 Notes: On July 13, 2018, the Company entered into an agreement (the “2023 Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the 6.000% 2023 Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. The 6.000% 2023 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on August 7, 2018. The Company used the net proceeds from this offering, together with cash on hand, to redeem existing debt.

5.375% 2025 Notes: On October 20, 2020, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $40,000 in aggregate principal amount of unsecured notes (the “5.375% 2025 Notes”) to qualified institutional investors in a private placement. The 5.375% 2025 Notes have a fixed interest rate of 5.375% and are due on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 5.375% 2025 Notes is due semiannually. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2025 Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 5.375% 2025 Notes at par if certain change in control events occur. The 5.375% 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.

5.375% 2026 Notes: On December 4, 2020, the Company entered into a Note Purchase Agreement (the “2026 Note Purchase Agreement”) governing the issuance of $10,000 in aggregate principal amount of unsecured notes (the “5.375% 2026 Notes”) to qualified institutional investors in a private placement. The 5.375% 2026 Notes have a fixed interest rate of 5.375% and are due on December 4, 2026, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 5.375% 2026 Notes is due semiannually. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2026 Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 5.375% 2026 Notes at par if certain change in control events occur. The 5.375% 2026 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.

5.625% 2027 Notes: On December 4, 2020, the Company entered into a Note Purchase Agreement (the “2027 Note Purchase Agreement”) governing the issuance of $10,000 in aggregate principal amount of unsecured notes (the “5.625% 2027 Notes”) to qualified institutional investors in a private placement. The 5.625% 2027 Notes have a fixed interest rate of 5.625% and are due on December 4, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 5.625% 2027 Notes is due semiannually. This interest rate is subject to increase (up to 6.625%) in the event that, subject to certain exceptions, the 5.625% 2027 Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 5.625% 2027 Notes at par if certain change in control events occur. The 5.625% 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.

4.250% 2028 Notes: On December 6, 2021, the Company entered into the 2028 Note Purchase Agreement, to sell in a private offering $25,000 of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 4.250% 2028 Notes is payable semiannually on June 6 and December 6, at a fixed, annual rate of 4.25%. This interest rate is subject to increase (up to 5.25%) in the event that, subject to certain exceptions, the 4.250% 2028 Notes cease to have an investment grade rating. The 4.250% 2028 Notes mature on December 6, 2028, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 4.250% 2028 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 6, 2021. The Company used the net proceeds from this offering to redeem existing debt.

2025 Public Notes: On November 13, 2018, the Company completed a public offering of $35,000 of aggregate principal amount of 2025 Public Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Interest on the 2025 Public Notes was paid quarterly on February 28, May 31, August 31 and November 30 each year, at an annual rate of 6.50%. The 2025 Public Notes had a maturity date of November 30, 2025 and could be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after November 30, 2021. The 2025 Public Notes were redeemed on December 17, 2021 and were de-listed from the Nasdaq Global Select Market where it was trading under symbol “WHFBZ.”

4.000% 2026 Notes: On November 24, 2021, the Company completed a public offering of $75,000 of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the revolving credit facility. Interest on the 4.000% 2026 Notes is paid semi-annually on June 15, and December 15 each year, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a "make-whole" premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with the other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes.

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

The following table details our management fee expenses for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Management Fees ($ in thousands)	2021	2020	2019
Base management fees	$13,975	$12,464	$11,300
Base management fees waived	—	—	(397)
Total management fees	$13,975	$12,464	$10,903

As of December 31, 2021and December 31, 2020, management fees payable on the consolidated statements of assets and liabilities were $3,766 and $3,354, respectively.

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

The following table provides a breakdown of the performance-based incentive fees for the years ended December 31, 2021, 2020 and 2019.

	Year ended December 31,
Performance-based Incentive Fees ($ in thousands)	2021	2020	2019
Income incentive fee	$7,263	$6,114	$7,781
Capital gains incentive fees	261	1,505	(71)
Performance-based incentive fees waived	—	—	—
Total performance-based incentive fees	$7,524	$7,619	$7,710

As of December 31, 2021 and December 31, 2020, incentive fees payable on the consolidated statements of assets and liabilities were $7,958 and $6,117, respectively. As of December 31, 2021and December 31, 2020, incentive fees payable on the consolidated statements of assets and liabilities include $1,803 and $2,132, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the years ended December 31, 2021, 2020 and 2019, the Company incurred allocated administrative service fees, of $683, $683 and $646, respectively.

Co-investments with Related Parties: As of December 31, 2021 and December 31, 2020, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of December 31, 2021 and December 31, 2020, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,502,807 and $3,191,269, respectively.

STRS JV: For the year ended December 31, 2021 and December 31, 2020, the Company sold $140,904 and $98,781of investments to STRS JV and recognized net a realized loss of $73 and realized gain of $7, respectively.

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

As of December 31, 2021 and December 31, 2020, the balance of unfunded commitments to extend credit was $53,113 and $19,554, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of December 31, 2021 and December 31, 2020:

Unfunded Commitments(1) ($ in thousands)	As of December 31, 2021	As of December 31, 2020
Revolving Loan Commitments:
BBQ Buyer, LLC (d/b/a BBQ Guys)	$—	$823
Bridgepoint Healthcare, LLC	1,588	—
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	2,031	—
Claridge Products and Equipment, LLC	491	702
Coastal Television Broadcasting Group LLC	309	—
Comniscient Technologies LLC	—	341
Drew Foam Companies Inc	—	534
EducationDynamics, LLC	1,199	—
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	438	438
Geo Logic Systems Ltd.	—	321
I&I Sales Group, LLC (d/b/a Avision Sales Group)	619	—
ImageOne Industries, LLC	—	408
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	—
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	1,083	—
Industrial Specialty Services USA LLC	1,182	—
Inspired Beauty Brands, Inc.	531	531
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	592	—
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	403	545
Juniper Landscaping Holdings LLC	597	—
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	560	560
LMG Holdings, Inc.	414	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	1,182	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	132	120
PFB Holdco, Inc. (d/b/a PFB Corporation)	963	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	—
PG Dental New Jersey Parent, LLC	232	1,166
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	3,030	—
RCKC Acquisitions LLC (d/b/a KSM Consulting)	—	1,422
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	1,013	—
Road Safety Services, Inc.	—	875
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	—
Tax Slayer	—	1,548
Telestream Holdings Corporation	795	1,324
The Kyjen Company, LLC (d/b/a Outward Hound)	554	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)	1,473	—
Total unfunded revolving loan commitments	25,053	11,658

Delayed Draw Loan Commitments:
BBQ Buyer, LLC (d/b/a BBQ Guys)	854	—
Bridgepoint Healthcare, LLC	794	—
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	4,063	—
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	1,062	—
EducationDynamics, LLC	1,709	—
Empire Office, Inc.	4,926	—
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	—	3,063
Grupo HIMA San Pablo, Inc.	667	—
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	1,514	—
I&I Sales Group, LLC (d/b/a Avision Sales Group)	2,699	—
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	1,188	1,633
Juniper Landscaping Holdings LLC	2,387	—
PlayMonster LLC	2,867	—
RCKC Acquisitions LLC (d/b/a KSM Consulting)	—	3,200
Source Code Holdings, LLC (d/b/a Source Code Corporation)	2,185	—
True Blue Car Wash, LLC	1,145	—
Total unfunded delayed draw loan commitments	28,060	7,896
Total Unfunded Commitments	$53,113	$19,554

(1)	Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, of which both were fully funded. As of December 31, 2020, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, of which $4,732 and $18,927 was unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the year ended December 31, 2021 and subsequent to December 31, 2021, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies were and may continue to be adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

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

During the year ended December 31, 2021, the Company sold 259,682 shares of its common stock under the ATM Program at a weighted-average price of $15.81 per share, which amounted to $4,107 in gross proceeds. The Company received net proceeds of $4,025 after deducting commissions to the sales agent, but before offering expenses. As of December 31, 2021, the Company had $30,893 available under the ATM Program.

On October 25, 2021, the Company completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. The issuance of 1,900,000 shares resulted in net proceeds to the Company of $29,374, inclusive of underwriting discounts and commissions and before offering expenses. In connection with the offering, the Company granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of the Company’s common stock. On November 3, 2021, the Company raised an additional $4,326 from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of the 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to the Company of $33,700 before offering expenses, which was at or above the Company’s NAV per share at the time of the offering and the overallotment option.

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the years ended December 31, 2021 and December 31, 2020.

	Year ended December 31,
($ in thousands except share and per share amounts)	2021	2020
Shares Issued from Equity Offering	2,182,300	—
Shares Issued from ATM Program	259,682	—
Shares Issued from DRIP	174,653	—
Total Shares Issued	2,616,635	—
Net Proceeds	$40,165	$—
Average Price Per Share	$15.35	$—

NOTE 10 - FINANCIAL HIGHLIGHTS

 The following is a schedule of financial highlights:

	Years Ended December 31,
	2021	2020	2019	2018	2017
Per share data:(1)
Net asset value, beginning of period	$15.23	$15.23	$15.35	$13.98	$13.63
Investment operations:
Net investment income	1.36	1.18	1.52	1.22	1.35
Net realized and unrealized gains(losses) on investments and foreign currency transactions	0.07	0.37	(0.02)	1.57	0.42
Net increase in net assets resulting from operations	1.43	1.55	1.50	2.79	1.77
Distributions declared from net investment income	(1.56)	(1.55)	(1.62)	(1.42)	(1.42)
Net asset value, end of period	$15.10	$15.23	$15.23	$15.35	$13.98
Total annualized return based on market value(2)	13.89%	(0.66)%	9.72%	(5.22)%	10.27%
Total annualized return based on net asset value	9.21%	10.36%	7.70%	18.66%	12.69%
Net assets, end of period	$349,751	$312,897	$312,955	$315,296	$286,952
Per share market value at end of period	$15.50	$13.61	$13.70	$12.72	$13.42
Shares outstanding end of period	23,162,667	20,546,032	20,546,032	20,546,032	20,531,948
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	10.96%	9.78%	8.88%	8.50%	8.12%
Ratio of incentive fees to average net assets	2.30%	2.49%	2.43%	3.95%	2.42%
Ratio of total expenses to average net assets(4)	13.26%	12.27%	11.31%	12.45%	10.54%
Ratio of net investment income to average net assets(4)	8.81%	7.90%	9.83%	8.14%	9.66%
Portfolio turnover ratio	60.79%	35.86%	48.15%	57.74%	27.96%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Year Ended December 31,
($ in thousands except share and per share amounts)	2021	2020	2019
Net increase in net assets resulting from operations	$30,094	$31,685	$30,841
Weighted average shares outstanding	21,150,168	20,546,032	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$1.42	$1.55	$1.50

NOTE 12 – INCOME TAXES

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
($ in thousands)	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$30,094	$31,685	$30,841
Change in net unrealized (appreciation) depreciation on investments and foreign currency	7,512	(3,365)	(53)
Other book-to-tax differences	451	3,140	1,069
Taxable income before deductions for distributions	$38,057	$31,460	$31,857

The tax character of distributions was as follows:

	Years ended December 31,
($ in thousands)	2021		2020		2019
Ordinary income	$31,953	95.7%	$26,420	83.2%	$7,194	21.7%
Return of capital	—	—	—	—	—	—
Long-term capital gains	1,452	4.3	5,323	16.8%	25,988	78.3%
Total distributions	$33,405	100.0%	31,743	100.0%	$33,182	100.0%

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

As of December 31, 2021, 2020 and 2019, the tax basis components of distributable earnings were as follows:

	December 31,
($ in thousands)	2021	2020	2019
Ordinary income	$29,500	$24,100	$24,548
Accumulated capital and other losses	—	—	—
Net unrealized (depreciation) appreciation on investments and foreign currency	(15,910)	(11,226)	(12,358)
Distributions deferred	—	—	—
Total (accumulated deficit) distributable earnings – tax basis	$13,590	$12,874	$12,190

There were no late year ordinary losses for the fiscal years ended December 31, 2021, December 31, 2020 and December 31, 2019.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred for an unlimited period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2021 and 2020, the Company did not have any short-term or long-term capital loss carryforwards.

As of December 31, 2021, the cost of investments for U.S. federal income tax purposes was $835,502, resulting in net unrealized depreciation of $16,293. This is comprised of gross unrealized appreciation of $10,769 and gross unrealized depreciation of $27,062 on a tax basis. As of December 31, 2020, the cost of investments for U.S. federal income tax purposes was $701,493, resulting in net unrealized depreciation of $10,758. This is comprised of gross unrealized appreciation of $16,954 and gross unrealized depreciation of $27,712 on a tax basis.

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

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and other than the items discussed below, the Company has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On January 4, 2022, the terms of the Credit Facility were amended to, among other things, continue to establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335 million for a four-month period that originally began on October 4, 2021.

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) permanently increase WhiteHorse Credit’s availability under the Credit Facility from $285 million to $310 million (the “$25 Million Increase”), (ii) increase the minimum funding amount from $200 million to $217 million, (iii) extend an additional temporary increase of $25 million in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335 million through April 4, 2022 (the “$25 Million Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25 Million Increase in the Credit Facility and the $25 Million Temporary Increase in availability under the Credit Facility.

In February 2022, the Company increased its capital commitment to the STRS JV in the amount of an additional $25 million, which brings the Company’s total capital commitment to the STRS JV to $100 million, comprised of $80 million of subordinated notes and $20 million of LLC equity interests.  In connection with this increase in the Company’s capital commitment, the Company and STRS Ohio’s amended economic ownership in the STRS JV is approximately 66.67% and 33.33%, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an integrated audit report of WhiteHorse Finance’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by WhiteHorse Finance’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit WhtiteHorse Finance (non-accelerated filer) to provide only management's report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

			Director	Expiration
Name	Age	Position	Since	of Term
Interested Directors
John Bolduc	57	Chairman of the Board of Directors	2012	2024
Stuart Aronson	59	Chief Executive Officer and Director	2017	2023
Jay Carvell	56	Director	2012	2023
Independent Directors
Rick P. Frier	60	Director, Chairman of the Compensation Committee	2016	2023
Rick D. Puckett	68	Director, Chairman of the Audit Committee	2012	2024
G. Stacy Smith	53	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2015	2022
Kevin F. Burke	68	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2017	2022

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc: Mr. Bolduc has been Chairman of our board of directors since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $19 billion of capital across multiple investment funds. He has more than 25 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

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

Jay Carvell: Mr. Carvell has served as a director since 2012. Mr. Carvell also serves as a Managing Director at an H.I.G. Capital-affiliated investment adviser. He is responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Until May 2016, Mr. Carvell served as Chief Executive Officer of the Company. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 22 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across lower mid-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

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

Rick P. Frier: Mr. Frier has served as a director since 2016. He is currently the Vice-Chairman of the Board and Chairman of the Audit Committee for Trivium Corporation. He is currently a board member of US Salt Corporation. He previously served as the Chairman of the Board and Chairman of the Audit Committee for Exal Corporation. He previously served on the Board of Affinion Group, Inc., where he was the Chairman of the Audit Committee. Mr. Frier also served as a Chairman of the Board of Shearer’s Foods Inc. Prior to these positions, Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita Brands International, Inc. Before his position with Chiquita Brands, Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.

Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our board of directors.

Rick D. Puckett: Mr. Puckett has served as a director since 2012. Mr. Puckett currently serves as (i) a director and member of Audit Committee of PetValu, LTD, a retail company, a Canadian public company, (ii) a director and chair of the Audit Committee of Driven Brands, Inc., a public company, a consumer products and services company, and (iii) a director and chair of the Audit Committee of SPX Corporation, a public company in the heavy industrial equipment industry. He previously served on the Board of Advisors of Wake Forest University in Charlotte, North Carolina from 2012 to 2018 and also served on the Board of Blumenthal Performing Arts as chairman and director from February 2007 to 2017. From 2006 to 2017, Mr. Puckett was Executive Vice President and Chief Financial and Administrative Officer from January 2006 to December 2016, and a consultant in 2017. Mr. Puckett has been retired from Snyder’s-Lance, Inc. since December 2017. From December 2003 to January 2006, Mr. Puckett served as Executive Vice President and Chief Financial Officer of United Natural Foods Inc. where he was responsible for the company’s finance, technology, human resources, legal, accounting and treasury functions. From 1998 to 2002, Mr. Puckett was employed at Suntory Water Group Inc., where he held several executive positions, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning. Mr. Puckett is a Certified Public Accountant and holds an MBA in Finance from Gatton College of Business and Economics at the University of Kentucky and a BA in Accounting from the University of Kentucky.

Mr. Puckett’s experience as Executive Vice President and Chief Financial and Administrative Officer at a public company and his training as a Certified Public Accountant are among the attributes that led to the conclusion that Mr. Puckett should serve on our board of directors.

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

Officers Who are Not Directors

Name	Age	Position
Joyson C. Thomas	40	Chief Financial Officer
Marco Collazos	46	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

Joyson C. Thomas: Mr. Thomas has served as our Chief Financial Officer since August 2019. Mr. Thomas joined H.I.G. Capital in April 2017. Before becoming our Chief Financial Officer, Mr. Thomas was Controller for the WhiteHorse Direct Lending platform within H.I.G. Capital’s Credit platform, which includes the Company as well as other pooled investment vehicles and separately managed accounts. He is responsible for the financial reporting and operations oversight of all WhiteHorse Direct Lending vehicles. Mr. Thomas has more than 15 years of experience in the asset management industry with a focus on credit strategies. From January 2014 until joining H.I.G. Capital, Mr. Thomas was a Principal and Controller for MatlinPatterson’s Asset Management (“MPAM”) platform, where he oversaw the finance function for various credit strategies spanning performing and distressed credit, mortgage-backed securities as well as CLO structures. Prior to joining MPAM, Mr. Thomas was the Global Controller at Clearwater Capital Partners (now a subsidiary of Fiera Capital), an Asian credit-focused investment firm. Earlier in his career, Mr. Thomas was a Manager in the Transaction Services practice and prior to that a Senior Associate in the audit practice of PricewaterhouseCoopers LLP. He currently serves on the Board of Trustees for Canisius College and also serves on the Board of Directors for ACG South Florida. Mr. Thomas holds a Bachelor of Science degree in Accounting and Finance, summa cum laude, from Canisius College — Richard J. Wehle School of Business. He is a Certified Public Accountant licensed in the State of New York, a Chartered Global Management Accountant and is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants.

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

Corporate Governance

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee. For the fiscal year ended December 31, 2021, our board of directors held four board of directors meetings, four audit committee meetings and three joint meetings of the compensation committee and the nominating and corporate governance committee. All directors attended at least 75% of the aggregate number of meetings of the board of directors and of the respective committees on which they served that were held while they were members of the board of directors. We require each director to make a diligent effort to attend all board of directors and committee meetings and encourage directors to attend the annual meeting of stockholders.

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

The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2021. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

		Pension or
		Retirement	Total
	Aggregate	Benefits Accrued	Compensation
	Fees Earned or	as Part of Our	from WhiteHorse
Name	Paid in Cash	Expenses(1)	Finance
Independent Directors
Kevin F. Burke	$105,000	—	$105,000
Rick P. Frier	105,000	—	105,000
Rick D. Puckett	110,000	—	110,000
G. Stacy Smith	105,000	—	105,000
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—

(1)	We do not have a profit-sharing or retirement plan, a stock or option plan or a non-equity incentive plan and directors do not receive any pension or retirement benefits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2022, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

	Type of	Shares
Name and Address	Ownership	Owned	Percentage
H.I.G. Bayside Loan Opportunity Fund IV, L.P.(1)	Beneficial	4,976,258	21.5%
Stuart Aronson(2)	Beneficial	36,000	*
John Bolduc(2)(3)	Beneficial	316,000	1.4%
Jay Carvell(2)	Beneficial	15,630	*
Sami Mnaymneh(4)(5)	Beneficial	5,370,673	23.2%
Anthony Tamer(4)(6)	Beneficial	5,364,791	23.1%
Kevin F. Burke(2)	Beneficial	7,530	*
Rick P. Frier(2)(8)	Beneficial	3,700	*
Rick D. Puckett(2)(7)	Beneficial	19,912	*
G. Stacy Smith(2)	Beneficial	3,700	*
Marco Collazos(2)	Beneficial	10,000	*
Joyson C. Thomas(2)	Beneficial	10,965	*
All officers and directors as a group (9 persons)	Beneficial	423,437	1.8%

*	Represents less than 1.0%.

(1)	The address of H.I.G. Bayside Loan Opportunity Fund IV, L.P., a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by H.I.G. Bayside Loan Opportunity Fund IV, L.P. reflects the fact it may be viewed as having investment power over 4,976,258 shares of our common stock indirectly owned of record by such entity, although voting rights to such securities have been passed through to the respective limited partners. H.I.G. Bayside Loan Opportunity Fund IV, L.P. disclaims beneficial ownership of such shares of common stock, except to the extent of its pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 158,854 shares of common stock owned by such entity. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P., except to the extent of his direct pecuniary interest therein.
(4)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of H.I.G. Bayside Loan Opportunity Fund IV, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 4,976,258 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(5)	Mr. Mnaymneh is the General Partner and Manager of Mnaymneh H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Mnaymneh reflects the fact that, due to his control of Mnaymneh H.I.G. Management, L.P., Mr. Mnaymneh may be viewed as having investment power over 394,415 shares of common stock owned by such entity. Mr. Mnaymneh disclaims beneficial ownership of shares of common stock held by Mnaymneh H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(6)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 380,061 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(7)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 19,912 shares of common stock owned by such entity.
(8)	Mr. Frier is the grantor of the Rick P Frier Revocable Trust Dated 12/30/2015. The number of shares of common stock shown in the above table as being owned by Mr. Frier reflects the fact that, due to his control of the Rick P. Frier Revocable Trust Dated 12/30/2015, Mr. Frier may be viewed as having dispositive power over 3,700 shares of common stock owned by such entity.

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

Item 14.  Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2021 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2022. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.

The following table sets forth Crowe LLP’s fees:

	Years ended December 31,
($ in thousands)	2021	2020
Audit Fees	$420	$400
Audit-Related Fees	160	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$580	$400

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2021 and 2020.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)Financial Statements — Refer to Item 8 starting on page 105
(2)Financial Statements Schedules — None.

Number
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
4.6

Second Supplemental Indenture, dated November 24, 2021, between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on November 24, 2021)

4.7	Form of 4.00% Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K, filed on November 24, 2021)
10.1	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.2	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
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
10.7

Amended and Restated Investment Advisory Agreement, dated November 1, 2018, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2018)

10.8

Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.9

Second Amendment to the Third Amended and Restated Loan Agreement, dated July 19, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent and lender, the financial providers thereto, and WhiteHorse Finance, Inc., as portfolio manager (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2019)

10.10

Fourth Amended and Restated Loan Agreement, dated November 22, 2019 by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2019)

10.11

Note Purchase Agreement, dated October 20, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 21, 2020)

10.12

Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)

10.13

First Amendment to Fourth Amended and Restated Loan Agreement, dated December 21, 2020 by and among WhiteHorse Finance Credit I, LLC, as borrower, the Company, as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 28, 2020)

10.14

Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 30, 2021)

10.15

First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 21, 2021)

10.16

Second Amendment to Fifth Amended and Restated Loan Agreement, dated October 4, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 8, 2021)

10.17

Note Purchase Agreement, dated December 6, 2021, by and between WhiteHorse Finance, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 6, 2021)

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

21.1*	List of Subsidiaries
23.1*	Consent of Crowe LLP
24	Power of attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1*	Report of Crowe LLP on Senior Securities Table

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: March 3, 2022	By	/s/ Stuart Aronson
Name: Stuart Aronson
Title: Chief Executive Officer

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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	March 3, 2022
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	March 3, 2022
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	March 3, 2022
John Bolduc

/s/ Jay Carvell	Director	March 3, 2022
Jay Carvell

/s/ Kevin F. Burke	Director	March 3, 2022
Kevin F. Burke

/s/ Rick P. Frier	Director	March 3, 2022
Rick P. Frier

/s/ Rick D. Puckett	Director	March 3, 2022
Rick D. Puckett

/s/ G. Stacy Smith	Director	March 3, 2022
G. Stacy Smith