Form 10-K/A
period 2021-12-31
WhiteHorse Finance, Inc.
filed 2022-03-31
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries (collectively, the “Company”, which may also be referred to as “we”, “us” or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on March 4, 2022, to include the audited financial statements of WHF STRS Ohio Senior Loan Fund LLC, a joint venture created between us and State Teachers Retirement System of Ohio, or STRS JV, as of and for the year ended December 31, 2021 (as Exhibit 99.2).

We have determined that STRS JV has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to provide separate audited financial statements as exhibits to the Form 10-K. In accordance with Rule 3-09(b)(1), the separate audited financial statements of STRS JV are being filed as an amendment to the Form 10-K, within 90 days after the end of STRS JV’s fiscal year.

This Amendment also includes the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K, except as required to reflect the revisions discussed above. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Number
3.1*

Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

3.2*	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on March 2, 2016)
4.1*	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
4.2*

Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d) (5) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)

4.3*

First Supplemental Indenture, dated as of November 13, 2018, by and between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated herein by reference to Exhibit (d)(6) of Post-Effective Amendment No. 5 to Registration Statement on Form N-2 (File No. 333-217093), filed on November 13, 2018)

4.4*	Form of 6.50% Notes due 2025 (incorporated herein by reference to Exhibit 4.2)
4.5*	Description of Securities (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K, filed on March 16, 2020)
4.6*

Second Supplemental Indenture, dated November 24, 2021, between WhiteHorse Finance, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on November 24, 2021)

4.7*	Form of 4.00% Notes due 2026 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K, filed on November 24, 2021)
10.1*	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.2*	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.3*

Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

10.4*	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5

Note Purchase Agreement, dated July 13, 2018, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 17, 2018)

10.6*	Form of 6.00% Senior Notes due 2023 (included in Exhibit 10.5)
10.7*

Amended and Restated Investment Advisory Agreement, dated November 1, 2018, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2018)

10.8*

Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.9*

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

10.10*

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

10.12*

Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)

10.13*

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

10.14*

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

10.15*

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

10.16*

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

10.17*

Note Purchase Agreement, dated December 6, 2021, by and between WhiteHorse Finance, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 6, 2021)

14.1*	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (r)(1) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
14.2*

Code of Ethics of WhiteHorse Advisers (Incorporated by reference to Exhibit (r)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

21.1*	List of Subsidiaries
23.1*	Consent of Crowe LLP
23.2**	Consent of Crowe LLP related to Exhibit 99.2**

24	Power of attorney (included on the signature page hereto)
31.1**	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2**	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1*	Report of Crowe LLP on Senior Securities Table
99.2**	Audited Consolidated Financial Statements of WHF STRS Ohio Senior Loan Fund LLC as of and for the year ended December 31, 2021**

*	Previously filed with or incorporated by reference in the original filing filed on March 4, 2022.
**	Filed with this amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

5

WhiteHorse Finance, Inc.

Dated: March 31, 2022	By	/s/ Stuart Aronson
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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	March 31, 2022
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	March 31, 2022
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	March 31, 2022
John Bolduc

/s/ Jay Carvell	Director	March 31, 2022
Jay Carvell

/s/ Kevin F. Burke	Director	March 31, 2022
Kevin F. Burke

/s/ Rick P. Frier	Director	March 31, 2022
Rick P. Frier

/s/ Rick D. Puckett	Director	March 31, 2022
Rick D. Puckett

/s/ G. Stacy Smith	Director	March 31, 2022
G. Stacy Smith