Form 10-Q
period 2022-03-31
WhiteHorse Finance, Inc.
filed 2022-05-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$686,253	$736,727
Non-controlled affiliate company investments	13,342	6,874
Controlled affiliate company investments	100,776	75,607
Total investments, at fair value (amortized cost $798,251 and $831,960, respectively)	800,371	819,208
Cash and cash equivalents	2,454	12,185
Restricted cash and cash equivalents	18,262	9,814
Restricted foreign currency (cost of $550 and $464, respectively)	556	469
Interest and dividend receivable	6,767	7,521
Amounts receivable on unsettled investment transactions	7,916	—
Escrow receivable	1,309	515
Prepaid expenses and other receivables	879	1,307
Receivable for common stock issued	247	—
Total assets	$838,761	$851,019

Liabilities
Debt	$467,857	$475,958
Distributions payable	8,234	8,222
Management fees payable	3,952	3,766
Incentive fees payable	5,445	7,958
Interest payable	3,548	2,087
Accounts payable and accrued expenses	1,136	2,438
Advances received from unfunded credit facilities	666	839
Unrealized depreciation on foreign currency forward contracts	4	—
Total liabilities	490,842	501,268

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,211,413 and 23,162,667 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	339,856	339,161
Accumulated earnings	8,040	10,567
Total net assets	347,919	349,751
Total liabilities and total net assets	$838,761	$851,019
Number of shares outstanding	23,211,413	23,162,667
Net asset value per share	$14.99	$15.10

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
Investment income
From non-controlled/non-affiliate company investments
Interest income	$16,741	$14,812
Fee income	462	771
Dividend income	89	44
From non-controlled affiliate company investments
Interest income	60	—
Dividend income	131	250
From controlled affiliate company investments
Interest income	1,127	719
Dividend income	1,424	1,374
Total investment income	20,034	17,970
Expenses
Interest expense	4,774	3,802
Base management fees	3,952	3,344
Performance-based incentive fees	1,427	2,042
Administrative service fees	171	171
General and administrative expenses	947	821
Total expenses	11,271	10,180
Net investment income before excise tax	8,763	7,790
Excise tax	224	190
Net investment income after excise tax	8,539	7,600

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(18,184)	8,160
Non-controlled affiliate company investments	—	—
Foreign currency transactions	(281)	1
Foreign currency forward contracts	—	—
Net realized gains (losses)	(18,465)	8,161
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	17,117	(6,975)
Non-controlled affiliate company investments	(1,621)	(434)
Controlled affiliate company investments	169	(120)
Translation of assets and liabilities in foreign currencies	(28)	(62)
Foreign currency forward contracts	(4)	(1)
Net change in unrealized appreciation (depreciation)	15,633	(7,592)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(2,832)	569
Net increase in net assets resulting from operations	$5,707	$8,169

Per Common Share Data
Basic and diluted earnings per common share	$0.25	$0.40
Dividends and distributions declared per common share	$0.36	$0.36
Basic and diluted weighted average common shares outstanding	23,190,656	20,551,565

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Underdistributed/ (Overdistributed) Earnings	Total Net Assets
Balance at December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with at-the-market offering	16,678	—	197	—	197
Stock issued in connection with distribution reinvestment plan	32,068	—	498	—	498
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,539	8,539
Net realized gains (losses) on investments	—	—	—	(18,465)	(18,465)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,633	15,633
Distributions declared	—	—	—	(8,234)	(8,234)
Balance at March 31, 2022	23,211,413	$23	$339,856	$8,040	$347,919

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Underdistributed/ (Overdistributed) Earnings	Total Net Assets
Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with at-the-market offering	37,803	—	590	—	590
Stock issued in connection with distribution reinvestment plan	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,600	7,600
Net realized gains (losses) on investments	—	—	—	8,161	8,161
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,592)	(7,592)
Distributions declared	—	—	—	(7,307)	(7,307)
Balance at March 31, 2021	20,583,835	$21	$300,592	$13,736	$314,349

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,707	$8,169
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Paid-in-kind income	(532)	(494)
Net realized (gains) losses on investments	18,184	(8,160)
Net unrealized depreciation (appreciation) on investments	(15,665)	7,529
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	28	62
Net unrealized (appreciation) depreciation on foreign currency forward contracts	4	1
Accretion of discount	(1,345)	(2,561)
Amortization of deferred financing costs	367	329
Acquisition of investments	(103,590)	(72,388)
Proceeds from principal payments and sales of portfolio investments	63,330	125,200
Proceeds from sales of portfolio investments to STRS JV	57,661	24,623
Net changes in operating assets and liabilities:
Interest and dividend receivable	754	(815)
Escrow receivable	—	(1,939)
Prepaid expenses and other receivables	428	(71)
Amounts receivable on unsettled investment transactions	(7,916)	(13,902)
Amounts payable on unsettled investment transactions	—	(497)
Management fees payable	186	(9)
Incentive fees payable	(2,513)	375
Accounts payable and accrued expenses	(1,301)	191
Interest payable	1,461	379
Advances received from unfunded credit facilities	(173)	(15)
Net cash provided by operating activities	15,075	66,007

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	(50)	582
Borrowings	49,997	35,049
Repayments of debt	(58,200)	(85,801)
Deferred financing costs	(582)	(20)
Distributions paid to common stockholders, net of distributions reinvested	(7,724)	(7,294)
Net cash used in financing activities	(16,559)	(57,484)
Effect of exchange rate changes on cash	288	5
Net change in cash, cash equivalents and restricted cash	(1,196)	8,528
Cash, cash equivalents and restricted cash at beginning of period	22,468	15,946
Cash, cash equivalents and restricted cash at end of period	$21,272	$24,474

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$2,947	$2,651
Distributions reinvested	498	—
Value of shares issued pursuant to the ATM Program	247	8
Non-cash exchanges of investments	25,000	4,320

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$2,454	$7,701
Restricted cash and cash equivalents	18,262	16,342
Restricted foreign currency	556	431
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$21,272	$24,474

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Asset Management & Custody Banks
JZ Capital Partners Ltd.(4)(5)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	01/26/22	01/26/27	10,286	$10,087	$10,087	2.90%
JZ Capital Partners Ltd.(4)(5)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.00%	01/26/22	01/26/27	—	—	—	—
								10,087	10,087	2.90
Air Freight & Logistics
Access USA Shipping, LLC (d/b/a MyUS.com)	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	02/08/19	02/08/24	4,864	4,837	4,864	1.40
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	11,461	11,265	11,347	3.26
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	—	—	8	—
								16,102	16,219	4.66
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	9.75%	05/03/21	05/07/29	15,000	14,600	14,850	4.26
Education Networks of America, Inc.	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	10/27/26	4,680	4,483	4,680	1.35
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.01%	06/14/19	12/29/22	3,205	3,191	3,205	0.92
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	169	168	169	0.05
								22,442	22,904	6.58
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)(12)	First Lien Secured Term Loan	1.00%	Base rate+ 7.98%	9.02%	02/16/18	06/28/24	15,055	14,973	14,980	4.31
								14,973	14,980	4.31
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SF+ 6.50%	7.50%	12/30/21	12/30/26	8,191	8,035	8,035	2.31
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SF+ 6.50%	7.50%	12/30/21	12/30/26	—	—	—	—
								8,035	8,035	2.31
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	12/17/21	12/17/26	9,004	6,911	7,069	2.02
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)(13)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	12/17/21	12/17/26	—	—	—	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/17/21	12/17/26	2,193	2,151	2,151	0.62
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	12/17/21	12/17/26	—	—	—	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.71%	07/27/21	07/27/26	22,833	17,881	18,249	5.25
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/27/21	07/27/26	491	482	508	0.15
								27,425	27,977	8.04
Cable & Satellite
Bulk Midco, LLC(15)	First Lien Secured Term Loan	1.00%	L+ 7.64%	9.13%	06/08/18	06/08/23	14,922	14,869	14,475	4.16
								14,869	14,475	4.16
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.51% (8.01% Cash + 0.50% PIK)	10/28/19	10/29/26	15,702	15,062	15,337	4.41
								15,062	15,337	4.41
Construction & Engineering
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.76%	11/20/20	08/20/25	6,913	6,789	7,051	2.03
								6,789	7,051	2.03
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.51%	12/30/20	12/29/25	7,621	7,506	7,468	2.14
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base rate+ 5.64%	9.21%	12/30/20	12/29/25	596	588	584	0.17
								8,094	8,052	2.31
Consumer Finance
Maxitransfers Blocker Corp.	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.51%	10/07/20	10/07/25	8,478	8,337	8,478	2.44
Maxitransfers Blocker Corp.(4)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.50%	9.51%	10/07/20	10/07/25	—	—	17	—
								8,337	8,495	2.44

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Data Processing & Outsourced Services
Escalon Services Inc.	First Lien Secured Term Loan	1.00%	L+ 10.30%	11.30% (10.60% Cash + 0.70% PIK)	12/04/20	12/04/25	17,259	$16,471	$16,991	4.88%
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.25%	12/23/16	06/07/24	23,845	23,668	23,785	6.84
								40,139	40,776	11.72
Department Stores
Mills Fleet Farm Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	10/24/18	10/24/24	13,538	13,342	13,538	3.89
								13,342	13,538	3.89
Distributors
Crown Brands LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	4,383	4,304	3,507	1.01
Crown Brands LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	651	651	521	0.15
								4,955	4,028	1.16
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SF+ 5.75%	6.50%	11/16/21	11/16/26	7,980	7,582	7,712	2.22
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75% (8.75% Cash + 2.00% PIK)	11/13/19	05/13/23	7,390	7,307	7,020	2.02
								14,889	14,732	4.24
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.76%	08/27/21	08/27/26	11,521	11,394	11,465	3.30
								11,394	11,465	3.30
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	13,251	13,015	13,004	3.73
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(1)	—
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	P+ 5.50%	9.00%	09/15/21	09/15/26	240	236	235	0.07
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
								13,418	13,405	3.85
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/12/21	10/12/26	10,500	10,310	10,290	2.96
								10,310	10,290	2.96
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.26%	12/31/21	12/31/26	11,977	11,750	11,750	3.38
Industrial Specialty Services USA LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	709	696	696	0.20
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.26%	12/31/21	12/31/26	8,753	8,587	8,587	2.47
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.26%	12/31/21	12/31/26	—	—	—	—
								21,033	21,033	6.05
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	10,840	10,644	10,731	3.08
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	—	—	6	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	—	—	13	—
								10,644	10,750	3.08

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	06/14/19	06/14/24	7,203	$7,143	$7,203	2.07%
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	10/07/20	06/14/24	886	876	886	0.25
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	17,322	17,098	17,322	4.98
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	2,908	2,873	2,883	0.83
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)(7)	First Lien Secured Revolving Loan	1.00%	P+ 5.75%	9.25%	12/04/20	12/04/24	142	140	147	0.04
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	1,153	1,139	1,153	0.33
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	5,170	5,156	5,170	1.49
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75% (9.25% Cash + 1.50% PIK)	11/25/20	11/25/25	15,177	14,932	13,963	4.01
PG Dental New Jersey Parent, LLC	First Lien Secured Revolving Loan	1.00%	L+ 9.75%	10.75% (9.25% Cash + 1.50% PIK)	11/25/20	11/25/25	704	692	647	0.19
								50,049	49,374	14.19
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	L+ 7.50%	8.26%	02/23/22	02/23/28	21,736	21,202	21,202	6.09
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(7)	First Lien Secured Revolving Loan	0.75%	Base rate+ 6.83%	9.77%	02/23/22	02/23/28	838	817	817	0.23
								22,019	22,019	6.32
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.26%	06/25/21	06/25/26	11,095	10,906	10,984	3.16
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.26%	06/25/21	06/25/24	104	103	118	0.03
								11,009	11,102	3.19
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/12/21	10/12/26	19,984	19,622	19,739	5.67
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	10/12/21	10/12/26	—	—	15	—
Sure Fit Home Products, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.76%	04/12/21	07/13/23	4,877	4,807	4,146	1.19
								24,429	23,900	6.86
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	11,374	11,237	11,374	3.27
The Kyjen Company, LLC (d/b/a Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	258	255	266	0.08
								11,492	11,640	3.35
Interactive Media & Services
What If Holdings, LLC (d/b/a What If Media Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/02/19	10/02/24	18,725	18,509	18,725	5.38
								18,509	18,725	5.38
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	L+ 10.00%	11.50% (9.50% Cash + 2.00% PIK)	08/28/20	08/28/25	12,654	12,435	12,527	3.60
BBQ Buyer, LLC (d/b/a BBQ Guys)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 10.00%	11.50% (9.50% Cash + 2.00% PIK)	12/02/21	08/28/25	2,580	2,532	2,561	0.74
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/04/20	06/04/26	5,925	5,835	5,925	1.70
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	17,034	16,861	17,034	4.90
								37,663	38,047	10.94
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	02/28/19	02/28/24	12,512	12,464	12,512	3.60
								12,464	12,512	3.60
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/12/21	11/12/26	13,965	13,707	13,713	3.94
								13,707	13,713	3.94

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)(16)	First Lien Secured Term Loan	1.00%	L+ 7.92%	8.92% (8.42% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	$9,322	$9,345	2.69%
Honors Holdings, LLC (d/b/a Orange Theory)(16)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.63%	8.63% (8.05% Cash + 0.58% PIK)	09/06/19	09/06/24	4,649	4,613	4,603	1.32
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	8.50%	06/29/20	06/29/25	5,617	5,560	5,581	1.60
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,309	1,291	1,274	0.37
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,227	0.35
								22,051	22,030	6.33
Leisure Products
Playmonster Group LLC(6)(20)(22)	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00% (0.00% Cash + 9.00% PIK)	01/24/22	06/08/26	2,985	2,985	2,985	0.86
PlayMonster LLC(6)(7)	First Lien Secured Revolving Loan	0.25%	L+ 1.75%	2.10%	01/24/22	06/08/26	1,044	1,044	1,044	0.30
								4,029	4,029	1.16
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	L+ 8.00%	8.50%	11/23/21	12/16/29	5,000	4,928	4,902	1.41
								4,928	4,902	1.41
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	05/28/21	05/28/26	8,351	8,248	8,238	2.37
American Crafts, LC	First Lien Secured Delayed Draw Loan	1.00%	L+ 8.50%	9.50%	01/25/22	05/28/26	1,403	1,376	1,376	0.40
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.50%	8.00%	04/12/19	04/12/24	12,443	12,313	12,350	3.55
Empire Office, Inc.(4)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.50%	8.00%	08/17/21	04/12/24	—	—	(40)	(0.01)
								21,937	21,924	6.31
Packaged Foods & Meats
Lenny & Larry's, LLC(17)	First Lien Secured Term Loan	1.00%	L+ 7.83%	8.83% (7.68% Cash + 1.15% PIK)	05/15/18	05/15/23	11,185	11,137	10,907	3.14
								11,137	10,907	3.14
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	12,117	11,935	12,117	3.48
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	—	—	8	—
								11,935	12,125	3.48
Research & Consulting Services
Aeyon LLC	First Lien Secured Term Loan	1.00%	SF+ 8.88%	9.88%	02/10/22	02/10/27	8,978	8,803	8,801	2.53
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.51%	11/25/19	11/25/24	13,978	13,830	13,838	3.98
Nelson Worldwide, LLC	First Lien Secured Term Loan	1.00%	L+ 10.25%	11.25% (10.25% Cash + 1.00% PIK)	01/09/18	01/09/23	9,719	9,682	9,547	2.74
								32,315	32,186	9.25
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	12,968	12,722	12,729	3.66
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	—	—	2	—
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.01%	09/30/21	09/30/26	11,608	11,399	11,384	3.27
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.00%	9.01%	09/30/21	09/30/26	—	—	(1)	—
True Blue Car Wash, LLC	First Lien Secured Term Loan	1.00%	SF+ 6.88%	7.88%	10/17/19	10/17/24	10,101	9,984	10,018	2.88
True Blue Car Wash, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 6.50%	7.50%	10/17/19	10/17/24	1,845	1,817	1,831	0.53
								35,922	35,963	10.34

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	L+ 6.50%	6.94%	07/19/19	N/A	80,000	$80,000	$80,000	22.99%
								80,000	80,000	22.99
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.01%	03/16/21	03/16/27	19,305	18,986	18,919	5.44
								18,986	18,919	5.44
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	15,041	14,699	15,041	4.32
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	—	—	30	0.01
								14,699	15,071	4.33

Total Debt Investments								$751,619	$752,717	216.35%

Equity Investments(23)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(4)	Class A LLC Interests	N/A	N/A	N/A	12/15/21	N/A	200	$250	$208	0.06%
								250	208	0.06
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(4)	Class B Units	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	863	0.25
								1,250	863	0.25
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)(4)(13)	Class A Units	N/A	N/A	N/A	12/17/21	N/A	1	423	432	0.12
								423	432	0.12
Data Processing & Outsourced Services
Escalon Services Inc.(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	476	1,644	0.47
								476	1,644	0.47
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	317	317	71	0.02
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	225	—	122	0.04
								317	193	0.06
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(4)	Preferred Units	N/A	12.00%	12.00%	09/15/21	N/A	167	167	156	0.04
								167	156	0.04
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(4)	Class A Units	N/A	N/A	N/A	12/29/21	N/A	83	825	825	0.24
								825	825	0.24
Health Care Services
Lab Logistics, LLC(4)(21)	Preferred Units	N/A	14.00%	14.00% PIK	10/29/19	N/A	2	857	915	0.26
								857	915	0.26
Industrial Machinery
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(4)	Class A Units	N/A	N/A	N/A	02/01/22	N/A	667	667	667	0.19
								667	667	0.19
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	07/02/21	N/A	8	850	1,439	0.41
								850	1,439	0.41

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	$1,100	$2,266	0.65%
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(4)	Preferred Units	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	1,246	0.36
								1,614	3,512	1.01
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	7,045	2.02
								6,944	7,045	2.02
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	972	972	1,584	0.46
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	496	0.14
								1,468	2,080	0.60
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,941	199	0.06
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	81	0.02
								2,734	280	0.08
Leisure Products
Playmonster Group Equity, Inc. (d/b/a PlayMonster LLC)(4)(6)(8)(22)	Preferred Stock	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	2,268	0.66
Playmonster Group Equity, Inc. (d/b/a PlayMonster LLC)(4)(6)(22)	Common Stock	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
								4,060	2,268	0.66
Other Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,490	1.00
								2,890	3,490	1.00
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	861	0.26
								840	861	0.26
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	20,776	5.97
								20,000	20,776	5.97

Total Equity Investments								$46,632	$47,654	13.70%

Total Investments								$798,251	$800,371	230.05%

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	400 CAD	$317 USD	4/28/22	$—	$(4)
Total					$—	$(4)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2022

(in thousands)

(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), Canada Prime Rate (“CP”) or the U.S. Prime Rate (“Prime” or “P”). The one, three and six-month USD LIBOR were 0.45%, 0.96% and 1.47%, respectively, as of March 31, 2022. The SOFR, CDOR, CP and Prime were 0.29%, 1.26%, 2.70% and 3.50%, respectively, as of March 31, 2022.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.7% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 230.0% of the Company’s net assets or 95.4% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 9.00% PIK.
(21)	Investment earns 14.00% that converts to PIK on an annual basis and is recorded in interest and dividend receivable in the consolidated statements of assets and liabilities.
(22)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.
(23)	Ownership of certain equity investments may occur through a holding company or partnership.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/15/21	12/15/26	9,286	$9,102	$9,100	2.60%
I&I Sales Group, LLC (d/b/a Avision Sales Group)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/15/21	12/15/26	396	388	388	0.11
I&I Sales Group, LLC (d/b/a Avision Sales Group)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/15/21	12/15/26	—	—	—	—
								9,490	9,488	2.71
Air Freight & Logistics
Access USA Shipping, LLC (d/b/a MyUS.com)	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.50%	02/08/19	02/08/24	4,937	4,906	4,937	1.41
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/22/21	06/15/26	3,612	3,540	3,539	1.01
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/22/21	06/15/26	—	—	—	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	11,789	11,575	11,646	3.33
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	07/12/21	07/12/26	—	—	7	—
								20,021	20,129	5.75
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	9.75%	05/03/21	05/07/29	15,000	14,586	14,700	4.20
Education Networks of America, Inc.	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	10/27/26	4,719	4,511	4,508	1.29
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	3,213	3,195	3,213	0.92
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	06/14/19	12/29/22	169	168	169	0.05
								22,460	22,590	6.46
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)(12)	First Lien Secured Term Loan	1.03%	Base rate+ 7.98%	9.02%	02/16/18	06/28/24	15,286	15,193	15,286	4.37
								15,193	15,286	4.37
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SF+ 6.50%	7.50%	12/30/21	12/30/26	8,191	8,027	8,027	2.30
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SF+ 6.50%	7.50%	12/30/21	12/30/26	—	—	—	—
								8,027	8,027	2.30
Building Products
Drew Foam Companies Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	11/05/20	11/05/25	7,207	7,094	7,183	2.05
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	9,506	9,346	9,416	2.69
LHS Borrower, LLC (d/b/a Leaf Home, LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	09/30/20	09/30/25	—	—	4	—
PFB Holdco, Inc. (d/b/a PFB Corporation)(13)	First Lien Secured Term Loan	2.45%	CP+ 5.50%	7.95%	12/17/21	12/17/26	9,027	6,923	6,998	2.00
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)(13)	First Lien Secured Revolving Loan	2.45%	CP+ 5.50%	7.95%	12/17/21	12/17/26	—	—	—	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	3.25%	P+ 5.50%	8.75%	12/17/21	12/17/26	2,198	2,154	2,154	0.62
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/17/21	12/17/26	—	—	—	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	07/27/21	07/27/26	22,977	17,975	17,841	5.10
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/27/21	07/27/26	164	161	161	0.05
								43,653	43,757	12.51
Cable & Satellite
Bulk Midco, LLC(15)	First Lien Secured Term Loan	1.00%	L+ 7.24%	8.24%	06/08/18	06/08/23	15,000	14,936	14,526	4.15
								14,936	14,526	4.15
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50% (8.00% Cash + 0.50% PIK)	10/28/19	10/29/26	15,722	15,047	15,172	4.34
								15,047	15,172	4.34

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	$840	$840	0.24%
								840	840	0.24
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	15,000	15,000	15,607	4.46
								15,000	15,607	4.46

Total Equity Investments								$36,991	$38,159	10.92%

Total Investments								$831,960	$819,208	234.24%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), Canada Prime Rate (“CP”), or the U.S. Prime Rate (“Prime” or “P”). The one, three and six-month USD LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The SOFR, CDOR, Canadian Prime and Prime were 0.05%, 0.52%, 2.45% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 88.2% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2021. See Note 8.
(8)	The investment is on non-accrual status.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 234.2% of the Company’s net assets or 96.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	Investment earns 14.00% that converts to PIK on an annual basis and is recorded in interest and dividend receivable in the consolidated statements of assets and liabilities.

(21)	A portion of the existing Grupo HIMA San Pablo, Inc. First Lien Secured Term Loan A and First Lien Secured Term Loan B investments were converted into an Amended Term Loan, which is pari passu with the Grupo HIMA San Pablo, Inc. Superpriority Delayed Draw Loan commitment in a liquidation event.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR or SOFR and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF PMA Holdco Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2022 and December 31, 2021.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2022 or December 31, 2021. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2018 remain subject to examination by the Internal Revenue Service.

As of March 31, 2022 and December 31, 2021, the cost of investments for federal income tax purposes was $800,053 and $835,502 resulting in net unrealized appreciation of $319 and gross unrealized depreciation of $16,293, respectively. This is comprised of gross unrealized appreciation of $14,763 and $10,770, and gross unrealized depreciation of $14,444 and $27,062, on a tax basis, as of March 31, 2022 and December 31, 2021, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2022 and 2021:

	For the three months ended	For the three months ended
	March 31, 2022	March 31, 2021
Realized gain (loss) on forward currency contracts	$—	$—
Unrealized appreciation (depreciation) on forward currency contracts	(4)	(1)
Total net realized and unrealized gains (losses) on forward currency contracts	$(4)	$(1)

The value associated with unrealized loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of March 31, 2022 were as follows:

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	400 CAD	$317 USD	4/28/22	$—	$(4)
Total					$—	$(4)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
Average USD notional outstanding	2022	2021
Forward currency contracts	$228,630	$44,093

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2022.

	As of March 31, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley	$—	$4	$—	$—	$—	$—	$—	$—	$4
Total	$—	$4	$—	$—	$—	$—	$—	$—	$4

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

As of December 31, 2021, the Company did not have any outstanding derivative instruments.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of March 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$646,969	$648,770	$709,318	$697,232
Second lien secured loans	24,483	23,780	25,484	23,650
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	80,000	80,000	60,000	60,000
Equity (excluding STRS JV)	26,632	26,878	21,991	22,552
Equity in STRS JV	20,000	20,776	15,000	15,607
Total	$798,251	$800,371	$831,960	$819,208

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2022		As of December 31, 2021
Advertising	$208	0.0%	$9,738	1.3%
Air Freight & Logistics	17,082	2.4	21,379	2.9
Application Software	22,904	3.3	22,590	3.0
Asset Management & Custody Banks	10,087	1.4	—	—
Automotive Retail	14,980	2.1	15,286	2.1
Broadcasting	8,035	1.1	8,027	1.1
Building Products	28,409	4.1	44,184	5.9
Cable & Satellite	14,475	2.1	14,526	2.0
Commodity Chemicals	15,337	2.2	15,172	2.0
Construction & Engineering	7,051	1.0	11,086	1.5
Construction Materials	8,052	1.2	7,673	1.0
Consumer Finance	8,495	1.2	9,628	1.3
Data Processing & Outsourced Services	42,420	6.1	32,864	4.4
Department Stores	13,538	1.9	13,538	1.8
Distributors	4,028	0.6	4,025	0.5
Diversified Chemicals	14,732	2.1	18,360	2.5
Diversified Support Services	11,658	1.7	11,618	1.6
Education Services	13,561	1.9	13,398	1.8
Electric Utilities	10,290	1.5	10,296	1.4
Electronic Equipment & Instruments	—	—	6,687	0.9
Environmental & Facilities Services	21,858	3.1	32,998	4.4
Health Care Facilities	10,750	1.5	25,576	3.4
Health Care Services	50,289	7.2	58,055	7.8
Health Care Supplies	22,019	3.1	—	—
Heavy Electrical Equipment	11,102	1.6	11,088	1.5
Home Furnishings	23,900	3.4	24,017	3.2
Household Products	11,640	1.7	11,773	1.6
Industrial Machinery	667	0.1	—	—
Interactive Media & Services	20,164	2.9	20,157	2.7
Internet & Direct Marketing Retail	41,559	5.9	45,668	6.1
Investment Banking & Brokerage	19,557	2.8	19,603	2.6
IT Consulting & Other Services	15,793	2.3	19,162	2.6
Leisure Facilities	22,310	3.2	22,142	3.0
Leisure Products	6,297	0.9	3,072	0.4
Life Sciences Tools & Services	4,902	0.7	4,925	0.7
Office Services & Supplies	21,924	3.1	20,921	2.8
Other Diversified Financial Services	3,490	0.5	3,492	0.5
Packaged Foods & Meats	10,907	1.6	10,862	1.5
Personal Products	12,125	1.7	12,260	1.6
Real Estate Operating Companies	—	—	5,431	0.7
Research & Consulting Services	32,186	4.6	23,822	3.2
Specialized Consumer Services	36,824	5.3	36,225	4.9
Specialized Finance(1)	—	—	—	—
Systems Software	18,919	2.7	19,160	2.6
Technology Hardware, Storage & Peripherals	15,071	2.2	23,117	3.1
Total(1)	$699,595	100.0%	$743,601	100.0%

(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

As of March 31, 2022, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey, and Arcole Acquisition Corp and Trimlite Buyer, LLC, which are domiciled in Canada. As of March 31, 2022 and December 31, 2021, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.6 years and 3.8 years, respectively.

As of March 31, 2022 there were no loans on non-accrual status. As of December 31, 2021, the total fair value of non-accrual loans was $10,046.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2022:

		Dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2021	Purchases	Sales	Gain (Loss)	(Depreciation)	2022
Non-controlled affiliates
Arcole Holding Corporation	Equity	$131	$6,874	$—	$—	$—	$171	$7,045
PlayMonster LLC	First Lien Secured Revolving Loan	10	—	1,519	(475)	—	—	1,044
Playmonster Group LLC	First Lien Secured Loan	50	—	2,985	—	—	—	2,985
Playmonster Group Equity, Inc. (d/b/a PlayMonster LLC)	Preferred Equity	—	—	3,600	—	—	(1,332)	2,268
Playmonster Group Equity, Inc. (d/b/a PlayMonster LLC)	Common Equity	—	—	460	—	—	(460)	—
Total Non-controlled affiliates		$191	$6,874	$8,564	$(475)	$—	$(1,621)	$13,342
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$1,127	$60,000	$20,000	$—	$—	$—	$80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,424	15,607	5,000	—	—	169	20,776
Total Controlled affiliates		$2,551	$75,607	$25,000	$—	$—	$169	$100,776

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC, with a total cost basis of $7,045, converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2021.

		Dividends and	Beginning Fair				Net Change in	Ending Fair
		interest	Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Non-controlled affiliates
Arcole Holding Corporation	Equity	$897	$6,448	$—	$—	$—	$426	$6,874
NMFC Senior Loan Program I LLC Units	Equity	293	9,269	—	(10,000)	—	731	—
Total Non-controlled affiliates		$1,190	$15,717	$—	$(10,000)	$—	$1,157	$6,874
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$3,307	$41,073	$18,927	$—	$—	$—	$60,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	4,907	10,167	4,732	—	—	708	15,607
Total Controlled affiliates		$8,214	$51,240	$23,659	$—	$—	$708	$75,607

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into a limited liability company operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware limited liability company. STRS Ohio and the Company committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. In July 2019, STRS JV formally launched operations. STRS JV invests primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as LIBOR and have a term of three to six years.

In February 2022, the Company increased its capital commitment to the STRS JV in the amount of an additional $25,000, which brings the Company’s total capital commitment to $100,000, comprised of $80,000 of subordinated notes and $20,000 of LLC equity interests. In connection with this increase in the Company’s capital commitment, the Company and STRS Ohio’s amended economic ownership in the STRS JV is approximately 66.67% and 33.33%, respectively.

As of March 31, 2022 and December 31, 2021, STRS JV had total assets of $332,239 and $273,523, respectively. STRS JV’s portfolio consisted of debt investments in 33 and 28 portfolio companies as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $20,086 and $23,483, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $79,609 and $83,057 as of March 31, 2022 and December 31, 2021, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of March 31, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2021, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $20,000 and $15,000 and advances of the subordinated notes of $80,000 and $60,000 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

On March 11, 2022, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) permanently increase STRS Credit’s availability under the Credit Facility from $175,000 to $225,000, (ii) increase the minimum funding amount from $131,250 to $168,750, and (iii) apply an annual interest rate equal to the applicable SOFR plus 2.50% to USD borrowings greater than $175,000 in the Credit Facility.

As of March 31, 2022, the STRS JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR, Sterling Overnight Index Average (“SONIA”) or CDOR plus 2.35% for borrowings up to $175,000 and SOFR plus 2.50% for USD borrowings above $175,000. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of March 31, 2022, STRS JV had $180,065 of outstanding borrowings and an effective interest rate of 2.9% per annum under the STRS JV Credit Facility.

As of December 31, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR, SONIA or CDOR plus 2.35%. As of December 31, 2021, STRS JV had $146,782 of outstanding borrowings and an effective interest rate of 2.5% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of March 31, 2022:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.01%	02/18/22	12/15/26	9,263	$9,088	$9,095
I&I Sales Group, LLC (d/b/a Avision Sales Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.01%	03/11/22	12/15/26	395	388	390
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.01%	02/18/22	12/15/26	—	—	—
								9,476	9,485
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	02/17/22	06/15/26	3,606	3,539	3,538
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	02/17/22	06/15/26	—	—	—
								3,539	3,538
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	13,455	13,226	13,388
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	—	—	19
								13,226	13,407
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.01%	11/09/20	11/05/25	14,378	14,168	14,337
								14,168	14,337
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.50%	7.50%	12/31/19	03/18/25	8,669	8,559	8,552
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.76%	11/24/20	08/20/25	6,913	6,789	7,051
								15,348	15,603
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.71%	01/22/20	12/19/24	20,496	15,682	16,237
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.71%	01/22/20	12/19/24	—	—	2
								15,682	16,239
Diversified Support Services
Quest Events, LLC(10)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.51% (7.01% Cash + 0.50% PIK)	07/19/19	12/28/24	11,955	11,847	9,803
Quest Events, LLC(10)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.01% (6.51% Cash + 0.50% PIK)	07/19/19	12/28/24	935	926	767
								12,773	10,570
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.51%	06/28/21	04/30/26	13,569	13,343	13,357
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.51%	06/28/21	04/30/26	—	—	1
								13,343	13,358
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	03/01/22	12/29/26	11,391	11,201	11,192
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	03/01/22	12/29/26	—	—	(2)
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	03/01/22	12/29/26	—	—	(1)
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	L+ 5.59%	6.59%	01/22/20	12/26/24	7,528	7,433	7,515
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 5.59%	6.59%	01/22/20	12/26/24	—	—	6
								18,634	18,710

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Industrial Machinery
FR Flow Control CB LLC	First Lien Secured Term Loan B	1.00%	SF+ 5.50%	6.50%	07/19/19	06/28/26	6,815	$6,732	$6,815
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	02/18/22	02/01/27	8,250	8,090	8,090
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	02/18/22	02/01/27	274	269	269
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SF+ 6.25%	7.25%	03/25/22	03/08/27	6,960	6,857	6,856
								21,948	22,030
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.51%	07/19/19	07/01/25	19,105	18,864	19,105
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.51%	07/19/19	07/01/25	—	—	11
								18,864	19,116
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	7,333	7,246	7,333
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	2,579	2,564	2,579
								9,810	9,912
IT Consulting & Other Services
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	2,858	3,883	3,727
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	7.01%	07/16/21	05/04/26	863	1,175	1,127
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.26%	01/27/21	12/31/26	11,236	11,055	11,119
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.26%	01/27/21	12/31/26	—	—	(8)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	1,102	1,085	1,093
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.00%	7.00%	08/10/21	09/02/26	6,134	6,026	6,036
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	3.50%	P+ 5.00%	8.50%	08/10/21	09/02/26	86	85	86
								23,309	23,180
Leisure Products
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	3,887	3,850	3,857
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	5,133	5,085	5,097
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	—	—	1
								8,935	8,955
Packaged Foods & Meats
Mikawaya Holdings, LLC (aka MyMo)	First Lien Secured Term Loan	1.25%	L+ 5.50%	6.75%	02/18/20	01/29/25	3,018	2,984	3,018
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SF+ 7.25%	8.25% (6.75% Cash + 1.50% PIK)	10/21/19	06/28/25	7,226	7,146	6,648
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	5,313	5,233	4,967
Stella & Chewy's LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	1,889	1,873	1,692
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 8.50%	10.00% (9.75% Cash + 0.25% PIK)	03/20/20	02/28/25	9,053	8,987	8,963
								26,223	25,288
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.01%	10/21/19	08/13/24	3,715	3,654	3,715
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.01%	10/21/19	08/13/24	—	—	13
								3,654	3,728
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	E + 6.00%	7.00%	12/16/21	11/01/27	12,380	13,714	13,436
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	989	970	970
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	266	261	261
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	251	247	245
								15,192	14,912

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/28/21	10/19/26	9,726	$9,548	$9,536
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	02/18/22	10/19/26	766	757	754
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	02/18/22	10/19/26	163	160	158
								10,465	10,448
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SF+ 6.00%	7.00%	03/01/22	01/21/27	8,991	8,817	8,816
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SF+ 6.00%	7.00%	03/01/22	01/21/27	—	—	—
								8,817	8,816
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.51%	07/15/21	06/23/27	8,933	8,834	8,933
								8,834	8,933
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,461	8,387	8,461
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,407	1,395	1,407
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5
								9,782	9,873
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,284	7,194	7,229
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	15,220	14,948	14,993
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	13
								22,142	22,235
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.66%	06/22/21	02/24/26	10,109	9,937	10,089
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.66%	06/22/21	02/24/26	—	—	11
								9,937	10,100

Total Investments								$314,101	$312,773

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	768 CAD	$1,711 USD	4/28/22	$—	$(7)
Morgan Stanley		£582 GBP	$446 USD	4/28/22	13	—
Morgan Stanley		€331 EUR	$657 USD	4/28/22	11	—
Total					$24	$(7)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, SOFR, CDOR, Canada Prime or Prime. The one, three and six-month LIBOR were 0.45%, 0.96% and 1.47%, respectively, as of March 31, 2022. The three month Euro Interbank Offered Rate (“EurIBOR” or “E”) and six-month GBP LIBOR were (0.46)% and 1.47%, respectively, as of March 31, 2022. The SOFR, CDOR, Canada Prime and Prime were 0.29%, 1.26%, 2.70% and 3.50%, respectively, as of March 31, 2022.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,004% of STRS JV’s net assets or 94% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2021:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	13,490	$13,247	$13,490%
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	—	—	28
								13,247	13,518
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	11/09/20	11/05/25	7,207	7,096	7,183
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	9,506	9,345	9,416
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	4
								16,441	16,603
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/31/19	03/18/25	6,427	6,340	6,405
Road Safety Services, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/31/19	09/18/23	496	489	501
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/24/20	08/20/25	6,930	6,797	7,069
								13,626	13,975
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	20,632	15,766	16,156
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	—	—	4
								15,766	16,160
Diversified Support Services
Quest Events, LLC(10)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	11,966	11,848	9,729
Quest Events, LLC(10)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	935	925	760
								12,773	10,489
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	6,802	6,680	6,687
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	—	—	—
								6,680	6,687
Environmental & Facilities Services
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	6,870	6,780	6,866
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	6
								6,780	6,872
Industrial Machinery
FR Flow Control CB LLC	First Lien Secured Term Loan B	1.00%	L+ 5.50%	6.50%	07/19/19	06/28/26	6,815	6,727	6,815
								6,727	6,815
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	15,342	15,153	15,342
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	—	—	11
								15,153	15,353
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	7,438	7,343	7,438
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	2,616	2,600	2,616
								9,943	10,054

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,525	$8,365	$8,438%
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,915	8,755	8,915
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	561	551	569
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	2,866	3,889	3,877
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	864	1,173	1,169
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	11,264	11,074	11,151
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	—	—	(5)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	818	804	814
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	08/10/21	09/02/26	5,791	5,689	5,684
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 5.00%	8.25%	08/10/21	09/02/26	86	84	85
								40,384	40,697
Leisure Products
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	3,887	3,848	3,848
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	5,133	5,083	5,082
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	—	—	—
								8,931	8,930
Packaged Foods & Meats
Mikawaya Holdings, LLC (aka MyMo)	First Lien Secured Term Loan	1.25%	L+ 5.50%	6.75%	02/18/20	01/29/25	3,026	2,988	3,026
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25% (6.75% Cash + 1.50% PIK)	10/21/19	06/28/25	7,770	7,676	6,993
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	5,313	5,228	4,967
Stella & Chewy's LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	1,893	1,877	1,697
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 8.50%	10.00% (9.75% Cash + 0.25% PIK)	03/20/20	02/28/25	9,105	9,033	8,923
								26,802	25,606
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	4,259	4,185	4,259
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	—	—	14
								4,185	4,273
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	E + 6.00%	7.00%	12/16/21	11/01/27	12,411	13,737	13,843
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	991	972	972
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	—	—	—
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	251	246	246
								14,955	15,061
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/28/21	10/19/26	4,875	4,781	4,780
								4,781	4,780
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	L+ 5.75%	6.75%	07/15/21	06/23/27	8,955	8,852	8,901
								8,852	8,901

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,482	$8,404	$8,482%
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,411	1,397	1,411
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5
								9,801	9,898
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,304	7,207	7,230
PS Lightwave, Inc.(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	5
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	7,629	7,487	7,489
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	1
								14,694	14,725
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	10,135	9,951	10,101
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	—	—	12
								9,951	10,113

Total Investments								$260,472	$259,510%

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	856 CAD	$692 USD	1/27/2022	$15	$—
Morgan Stanley		£175 GBP	$241 USD	1/27/2022	4	—
Total					$19	$—

(1)	Except as noted, all investments provide collateral for the Company’s Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, CDOR, or Prime. The one, three and six-month LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The one, three and six-month GBP LIBOR were 0.19%, 0.26% and 0.47%, respectively, as of December 31, 2021. The three month Euro EurIBOR, CDOR and Prime were (0.57)%, 0.52% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the portfolio represented 998% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the Company’s Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

As of March 31, 2022 and December 31, 2021, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of March 31, 2022 and December 31, 2021, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $33,085, and $22,883 under delayed draw term loan commitments and undrawn revolvers as of March 31, 2022 and December 31, 2021, respectively.

Below is certain summarized financial information for STRS JV as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021;

Selected Balance Sheet Information ($ in thousands)	As of March 31, 2022	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $314,101 and $260,472, respectively)	$312,773	$259,510
Cash and cash equivalents	17,321	13,004
Interest receivable	1,703	735
Unrealized appreciation on foreign currency forward contracts	17	19
Other assets	425	255
Total assets	$332,239	$273,523
Liabilities
Credit facility	$177,967	$145,003
Note payable to members	120,000	100,000
Interest payable on credit facility	380	282
Interest payable on notes to members	1,792	1,575
Other liabilities	935	651
Total liabilities	301,074	247,511
Members’ equity	31,165	26,012
Total liabilities and members’ equity	$332,239	$273,523

	Three Months Ended
Selected Statement of Operations Information ($ in thousands)	March 31, 2022	March 31, 2021
Interest income	$5,911	$4,602
Total investment income	$5,911	$4,602
Interest expense on credit facility	1,241	987
Interest expense on notes to members	1,792	1,198
Administrative fee	148	92
Other expenses	234	117
Total expenses	$3,415	$2,394
Net investment income	2,496	2,208
Net realized gains (losses) on investments and foreign currency transactions	77	(67)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(48)	(50)
Net increase in net assets resulting from operations	$2,525	$2,091

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2022 and year ended December 31, 2021, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$648,770	$648,770
Second lien secured loans	—	—	23,780	23,780
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	80,000	80,000
Equity (excluding STRS JV)	—	—	26,878	26,878
Equity in STRS JV(1)	—	—	—	20,776
Total investments	$—	$—	$779,595	$800,371

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s investments in forward currency contracts, which were valued at ($4) as of March 31, 2022, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$697,232	$697,232
Second lien secured loans	—	—	23,650	23,650
Subordinated Note to STRS JV	—	—	167	167
Subordinated Note to STRS JV	—	—	60,000	60,000
Equity (excluding STRS JV)	—	—	22,552	22,552
Equity in STRS JV(1)	—	—	—	15,607
Total investments	$—	$—	$803,601	$819,208

(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	102,923	—	—	20,000	667	123,590
Non-cash interest income	532	—	—	—	—	532
Accretion of discount	1,324	21	—	—	—	1,345
Proceeds from paydowns and sales	(145,881)	—	—	—	(110)	(145,991)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(17,184)	(1,024)	—	—	24	(18,184)
Net unrealized (depreciation) appreciation	13,884	1,133	—	—	(315)	14,702
Fair value, end of period	$648,770	$23,780	$167	$80,000	$26,878	$779,595
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2022	$757	$107	$—	$—	$(315)	$549

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	72,057	—	331	3,456	—	75,844
Non-cash interest income	493	1	—	—	—	494
Accretion of discount	2,490	71	—	—	—	2,561
Proceeds from paydowns and sales	(139,382)	(12,585)	(331)	—	—	(152,298)
Realized gains	6,316	—	—	—	—	6,316
Net unrealized (depreciation) appreciation	(7,934)	(55)	—	—	580	(7,409)
Fair value, end of period	$522,620	$15,028	$—	$44,529	$23,899	$606,076
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2021	$1,433	$1	$—	$—	$580	$2,014

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	March 31, 2022	Techniques	Inputs	(Weighted Average)
First lien secured loans	$399,323	Discounted cash flows	Discount rate	5.4% – 22.7% (10.3%)
			Exit EBITDA multiple	5.5x – 15.0x (8.7x)
	89,507	Recent transaction	Transaction price	97.1 – 99.0 (97.9)
	152,889	Discounted cash flows and Recent transaction	Discount rate	8.5% – 11.9% (9.6%)
			Transaction price	95.8 – 98.9 (98.2)
			Exit EBITDA multiple	5.5x – 11.0x (8.4x)
	7,051	Expected repayment	–	–
	$648,770

Second lien secured loans	$18,878	Discounted cash flows	Discount rate	11.6% – 22.9% (14.5%)
			Exit EBITDA multiple	6.5x – 8.5x (8.0x)
	4,902	Discounted cash flows and Recent transaction	Transaction price	98.6
			Discount rate	10.7%
			Exit EBITDA multiple	13.7x
	$23,780

Subordinated Notes	$80,000	Enterprise value	–	–
	167	Discounted cash flows and Recent transaction	Transaction price	100.0
			Exit EBITDA multiple	5.5x
	$80,167

Preferred Equity	$1,932	Similar transactions	LTM EBITDA multiple	7.9x – 10.3x (9.8x)
			Discount for lack of marketability	15.0%
	1,246	Discounted cash flows and Guideline public companies	Discount Rate	17.0%
			Exit EBITDA Multiple	11.0x
			LTM EBITDA Multiple	6.8x
			NFY EBITDA Multiple	5.7x
			Discount for lack of marketability	10.0%
	2,268	Discounted cash flows	Discount rate	19.8%
			Exit EBITDA multiple	9.0x
	$5,446

Common Equity	$4,049	Discounted cash flows	Discount rate	14.6% – 26.0% (19.6%)
			Exit EBITDA Multiple	7.5x – 11.0x (9.5x)
			Discount for lack of marketability	10.0% – 15.0% (10.2%)
	8,116	Discounted cash flows, Guideline public companies and Similar Transactions	Discount rate	14.0% – 16.7% (16.4%)
			Exit EBITDA Multiple	8.0x – 11.0x (10.7x)
			LTM EBITDA Multiple	9.3x
			NFY EBITDA Multiple	8.6x
			Discount for lack of marketability	10.0% – 12.5% (10.5%)
			Transaction price	$1.00 per share
	2,128	Similar transactions	LTM EBITDA Multiple	6.0x – 13.1x (9.0x)
			Discount for lack of marketability	10.0% – 15.0% (13.8%)
	1,924	Recent transaction	Transaction price	$1.00 - $801.8 ($184.8 per share)
	$16,217

Warrant	5,215	Discounted cash flows and Option-pricing method	Discount rate	25.0% – 30.0% (28.1%)
			Exit EBITDA multiple	5.5x – 10.3x (7.1x)
			Volatility	3.7% – 9.0% (3.8%)
			Discount for lack of marketability	15.0%
	$5,215

Total Level 3 Investments	$779,595

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2021	Techniques	Inputs	(Weighted Average)
First lien secured loans	$358,921	Discounted cash flows	Discount rate	4.5% – 21.8% (9.8%)
			Exit EBITDA multiple	5.5x – 15.0x (8.3x)
	209,892	Recent transaction	Transaction price	94.5 – 99.1 (97.9)
	113,808	Discounted cash flows and Recent transaction	Discount rate	7.2% – 10.3% (8.6%)
			Transaction price	97.5 – 98.8 (98.4)
			Exit EBITDA multiple	7.0x – 11.0x (9.5x)
	7,542	Guideline public companies	LTM EBITDA multiple	5.1x
	7,069	Expected repayment	-	-
	$697,232

Second lien secured loans	$18,725	Discounted cash flows	Discount rate	11.5% – 22.3% (14.2%)
			Exit EBITDA multiple	6.5x – 8.5x (8.0x)
	4,925	Recent transaction	Transaction price	98.5
	$23,650

Subordinated Notes	$60,000	Enterprise value	-	-
	167	Recent transaction	Transaction price	100.0
	$60,167

Preferred Equity	$1,018	Similar transactions	LTM EBITDA multiple	9.7x
			Discount for lack of marketability	15.0%
	786	Discounted cash flows and Guideline public companies	Discount Rate	17.3%
			Exit EBITDA Multiple	11.0x
			LTM EBITDA Multiple	7.9x
			NFY EBITDA Multiple	7.5x
			Discount for lack of marketability	10.0%
	1,007	Recent transaction	Transaction price	$1.00 – $56.30 ($47.13) per share
	$2,811

Common Equity	$3,602	Discounted cash flows	Discount rate	13.0% – 22.7% (15.0%)
			Exit EBITDA Multiple	8.6x – 10.0x (9.6x)
			Discount for lack of marketability	10.0% – 15.0% (10.3%)
	8,124	Discounted cash flows, Guideline public companies and Expected repayment	Discount rate	14.0% – 19.0% (18.2%)
			Exit EBITDA Multiple	8.0x – 11.0x (10.5x)
			NFY EBITDA Multiple	8.6x – 10.8x (8.9x)
			Discount for lack of marketability	10.0%
			Transaction price	$1.00 per share
	2,052	Similar transactions	LTM EBITDA Multiple	6.0x – 13.4x (10.5x)
	1,502	Recent transaction	Transaction price	$1.00 – $1,000.00 ($289.95) per share
	$15,280

Warrant	4,461	Discounted cash flows and Option-pricing method	Discount rate	22.7% – 29.5% (29.2%)
			Exit EBITDA multiple	5.5x – 8.6x (5.9x)
			Volatility	3.5% – 8.7% (3.6%)
			Discount for lack of marketability	15.0%
	$4,461

Total Level 3 Investments	$803,601

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

The following table presents the principal amount and fair value of the Company’s borrowings as of March 31, 2022 and December 31, 2021. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date.

		As of March 31, 2022		As of December 31, 2021
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$283,752	$288,461	$291,637	$302,147
6.000% 2023 Notes	3	30,000	30,758	30,000	31,802
5.375% 2025 Notes	3	40,000	39,544	40,000	40,687
5.375% 2026 Notes	3	10,000	9,665	10,000	10,091
4.000% 2026 Notes	3	75,000	71,374	75,000	74,957
5.625% 2027 Notes	3	10,000	9,564	10,000	10,097
4.250% 2028 Notes	3	25,000	23,127	25,000	24,861
		$473,752	$472,493	$481,637	$494,642

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 173.4% and 172.6%, respectively.

Total borrowings outstanding and available as of March 31, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$283,752	$280,798	$51,248
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,761	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,530	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,863	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,394	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,857	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,654	—
Total debt			$473,752	$467,857	$51,248

Total borrowings outstanding and available as of December 31, 2021, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$291,637	$288,985	$43,363
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,717	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,497	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,856	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,404	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,851	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,648	—
Total debt			$481,637	$475,958	$43,363

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a revolving credit and security agreement with JPMorgan, as administrative agent and lender.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

November 22, 2022, extend the end of the reinvestment period from November 22, 2023 to November 22, 2024 and extend the scheduled termination date from November 22, 2024, to November 22, 2025.

On October 4, 2021, the terms of the Credit Facility were amended to, among other things, established a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335,000 for a three-month period beginning on October 4, 2021.

On January 4, 2022, the terms of the Credit Facility were amended to, among other things, continue to establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335,000 for a four-month period that originally began on October 4, 2021.

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) permanently increase WhiteHorse Credit’s availability under the Credit Facility from $285,000 to $310,000 (the “$25,000 Increase”), (ii) increase the minimum funding amount from $200,000 to $217,000, (iii) extend an additional temporary increase of $25,000 in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335,000 through April 4, 2022 (the “$25,000 Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25,000 Increase in the Credit Facility and the $25,000 Temporary Increase in availability under the Credit Facility.

On March 30, 2022, the terms of the Credit Facility were further amended to, among other things: (i) increase WhiteHorse Credit’s availability under the Credit Facility from $310,000 to $335,000; (ii) retain an accordion feature which allows for the expansion of the borrowing limit up to $375,000; and (iii) increase the minimum funding amount from $217,000 to $234,500.

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and SOFR plus 2.50% on borrowings above $285,000. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $662,487 as of March 31, 2022 as collateral. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2022, the Company had $283,752 in outstanding borrowings and $51,248 undrawn under the Credit Facility. Weighted average outstanding borrowings were $311,447 at a weighted average interest rate of 2.68% for the three months ended March 31, 2022. As of March 31, 2022, the interest rate in effect on outstanding borrowings was 2.98%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of March 31, 2022, $51,248 was available to be drawn by the Company based on these requirements.

As of March 31, 2021, the Company had $214,563 in outstanding borrowings and $70,437 undrawn under the Credit Facility. Weighted average outstanding borrowings were $224,326 at a weighted average interest rate of 2.72%, respectively, for the three months ended March 31, 2021. As of March 31, 2021, the interest rate in effect on outstanding borrowings was 2.69%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. At March 31, 2021, approximately $70,437 was available to be drawn by the Company based on these requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

4.000% 2026 Notes: On November 24, 2021, the Company completed a public offering of $75,000 of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is paid semi-annually on June 15 and December 15 each year, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a "make-whole" premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with the other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes

5.625% 2027 Notes: On December 4, 2020, the Company entered into a Note Purchase Agreement (the “2027 Note Purchase Agreement”) governing the issuance of $10,000 in aggregate principal amount of unsecured notes (the “5.625% 2027 Notes”) to qualified institutional investors in a private placement. The 5.625% 2027 Notes have a fixed interest rate of 5.625% and are due on December 4, 2027, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 5.625% 2027 Notes is due semiannually. This interest rate is subject to increase (up to 6.625%) in the event that, subject to certain exceptions, the 5.625% 2027 Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 5.625% 2027 Notes at par if certain change in control events occur. The 5.625% 2027 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The Company used the net proceeds from this offering to redeem existing debt.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

4.250% 2028 Notes: On December 6, 2021, the Company entered into a Note Purchase Agreement (the “2028 Note Purchase Agreement,”) governing the issuance of $25,000 in aggregate principal amount of unsecured notes (the “4.25% 2028 Notes”) to qualified institutional investors in a private placement. Interest on the 4.250% 2028 Notes is payable semiannually on June 6 and December 6, at a fixed, annual rate of 4.25%. This interest rate is subject to increase (up to 5.25%) in the event that, subject to certain exceptions, the 4.250% 2028 Notes cease to have an investment grade rating. The 4.250% 2028 Notes mature on December 6, 2028, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 4.250% 2028 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 6, 2021. The Company used the net proceeds from this offering to redeem existing debt.

2025 Public Notes: On November 13, 2018, the Company completed a public offering of $35,000 of aggregate principal amount of 2025 Public Notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its Credit Facility. Interest on the 2025 Public Notes was paid quarterly on February 28, May 31, August 31 and November 30 each year, at an annual rate of 6.50%. The 2025 Public Notes had a maturity date of November 30, 2025 and could be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after November 30, 2021. The 2025 Public Notes were redeemed on December 17, 2021 and were de-listed from the Nasdaq Global Select Market where they were trading under the symbol “WHFBZ.”

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

The following table details our management fee expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
Management Fees ($ in thousands)	2022	2021
Base management fees	$3,952	$3,344
Base management fees waived	—	—
Total management fees	$3,952	$3,344

As of March 31, 2022 and December 31, 2021, management fees payable on the consolidated statements of assets and liabilities were $3,952 and $3,766, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
Performance-based Incentive Fees ($ in thousands)	2022	2021
Income incentive fee	$1,993	$1,928
Capital gains incentive fees	(566)	114
Performance-based incentive fees waived	—	—
Total performance-based incentive fees	$1,427	$2,042

As of March 31, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities were $5,445 and $7,958, respectively. As of March 31, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities include $1,238 and $1,803, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

During the three months ended March 31, 2022, the Company incurred $171 of allocated administrative service fees. During the three months ended March 31, 2021, the Company incurred $171 of allocated administrative service fees.

Co-investments with Related Parties: As of March 31, 2022 and December 31, 2021, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of March 31, 2022 and December 31, 2021, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,400,903 and $4,502,807, respectively.

STRS JV: For the three months ended March 31, 2022, the Company sold $82,661 of investments to STRS JV and recognized $3 of net realized losses. For the three months ended March 31, 2021, the Company sold $28,942 of investments to STRS JV and recognized $183 of net realized gains.

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

The balance of unfunded commitments to extend credit was $43,137 and $53,113 as of March 31, 2022 and December 31, 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of March 31, 2022 and December 31, 2021:

Unfunded Commitments(1) ($ in thousands)	As of March 31, 2022	As of December 31, 2021
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$1,426	$—
Bridgepoint Healthcare, LLC	1,588	1,588
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	2,031
Claridge Products and Equipment, LLC	105	491
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	960	1,199
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	—	438
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	619
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,083
Industrial Specialty Services USA LLC	473	1,182
Inspired Beauty Brands, Inc.	531	531
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	—	592
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	403	403
Juniper Landscaping Holdings LLC	—	597
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	—	560
LMG Holdings, Inc.	—	414
Maxitransfers Blocker Corp.	1,038	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	1,182	1,182
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	132	132
PFB Holdco, Inc. (d/b/a PFB Corporation)	974	963
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	296
PG Dental New Jersey Parent, LLC	—	232
PlayMonster LLC	1,865	—
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	3,030	3,030
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	1,013	1,013
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	1,324	795
The Kyjen Company, LLC (d/b/a Outward Hound)	681	554
Trimlite Buyer LLC (d/b/a Trimlite LLC)	1,145	1,473
Total unfunded revolving loan commitments	21,821	25,053

Delayed Draw Loan Commitments:
BBQ Buyer, LLC (d/b/a BBQ Guys)	841	854
Bridgepoint Healthcare, LLC	794	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	4,063	4,063
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	—	1,062
EducationDynamics, LLC	1,709	1,709
Empire Office, Inc.	4,926	4,926
Grupo HIMA San Pablo, Inc.	—	667
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,514
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	2,699
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	824	1,188
Juniper Landscaping Holdings LLC	—	2,387
JZ Capital Partners Ltd.	5,714	—
PlayMonster LLC	—	2,867
Source Code Holdings, LLC (d/b/a Source Code Corporation)	—	2,185
True Blue Car Wash, LLC	2,445	1,145
Total unfunded delayed draw loan commitments	21,316	28,060
Total Unfunded Commitments	$43,137	$53,113

(1) Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

As of March 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three months ended March 31, 2022 and subsequent to March 31, 2022, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies were and may continue to be adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

NOTE 9 - STOCKHOLDERS’ EQUITY

On March 15, 2021, the Company launched an “at-the-market” offering (the “ATM Program”) by entering into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company may offer and sell, from time to time, through Raymond James & Associates, Inc., as the sales agent, shares of its common stock having an aggregate offering amount of up to $35,000.

Since the commencement of the ATM Program, the Company sold 276,360 shares of its common stock under the ATM Program at a weighted-average price of $15.77 per share, which amounted to $4,359 in gross proceeds. The Company received net proceeds of $4,272 after deducting commissions to the sales agent, but before offering expenses. As of March 31, 2022, the Company had $30,641 available under the ATM Program. As of December 31, 2021, the Company had $30,893 available under the ATM Program.

On October 25, 2021, the Company completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. The issuance of 1,900,000 shares resulted in net proceeds to the Company of $29,374, inclusive of underwriting discounts and commissions and before offering expenses. In connection with the offering, the Company granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of the Company’s common stock. On November 3, 2021, the Company raised an additional $4,326 from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of the 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to the

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

Company of $33,700 before offering expenses, which was at or above the Company’s net ass value per share at the time of the offering and the overallotment option.

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
($ in thousands except share and per share amounts)	2022	2021
Shares Issued from ATM Program	16,678	37,803
Shares Issued from DRIP	32,068	—
Total Shares Issued	48,746	37,803
Proceeds, before offering expenses	$745	$590
Average Price Per Share(1)	$15.28	$15.61

(1)	The average price per share for the three months ended March 31, 2022, inclusive of offering expenses, was $14.26 per share.

NOTE 10 - FINANCIAL HIGHLIGHTS

 The following is a schedule of financial highlights:

	Three months ended March 31,
	2022	2021
Per share data:(1)
Net asset value, beginning of period	$15.10	$15.23
Investment operations:
Net investment income	0.37	0.37
Net realized and unrealized gains(losses) on investments and foreign currency transactions	(0.12)	0.03
Net increase in net assets resulting from operations	0.25	0.40
Issuance of common stock(5)	—	—
Distributions declared from net investment income	(0.36)	(0.36)
Net asset value, end of period	$14.99	$15.27
Total annualized return based on market value(2)	(2.71)%	46.49%
Total annualized return based on net asset value	6.62%	10.49%
Net assets, end of period	$347,919	$314,349
Per share market value at end of period	$15.08	$15.17
Shares outstanding end of period	23,211,413	20,583,835
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	11.68%	10.70%
Ratio of incentive fees to average net assets	1.66%	2.62%
Ratio of total expenses to average net assets(4)	13.34%	13.32%
Ratio of net investment income to average net assets(4)	9.91%	9.76%
Portfolio turnover ratio	12.79%	11.07%

(1)	Calculated using the average shares outstanding method.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.
(5)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the ATM Program and DRIP. The issuance of common stock at a price, net of commissions, that is greater than the net asset value per share results in an increase in net asset value per share. The impact of the Company’s issuance of common stock on net asset value was less than $0.01 per share during the three months ended March 31, 2022 and March 31, 2021.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2022

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,
($ in thousands except share and per share amounts)	2022	2021
Net increase in net assets resulting from operations	$5,707	$8,169
Weighted average shares outstanding	23,190,656	20,551,565
Basic and diluted per share net increase in net assets resulting from operations	$0.25	$0.40

NOTE 12 - SUBSEQUENT EVENTS

The Company’s management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	our ability to continue to effectively manage our business due to the significant disruptions caused by the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);
●	our business prospects and the prospects of our prospective portfolio companies, including as a result of the current COVID-19 pandemic;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the war between Russia and Ukraine and the renewed lockdowns in China due to the ongoing COVID-19 pandemic;
●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest rate based on a risk-free index rate such as the London Interbank Offered Rate, or LIBOR, or the Secured Overnight Financing Rate, or SOFR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of March 31, 2022, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of March 31, 2022, nearly all of our debt investments at fair value were at floating rates, which are generally based on a risk-free index rate such as LIBOR or SOFR, and many of which are subject to certain floors. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

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

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of March 31, 2022, SOFR is utilized as the floating benchmark rate on investments to four of our portfolio companies. As of March 31, 2022, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings above $285.0 million. We expect any new credit facilities that we enter into subsequent to March 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether any of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect on how markets will respond to the transition to SOFR, or other reference rates, is uncertain.

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

Recent Developments

For the period April 1, 2022 through May 9, 2022, we contributed one additional asset of senior secured debt facilities to the STRS JV.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Set forth below are the consolidated results of operations for the three months ended March 31, 2022 and 2021.

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

Consolidated operating results for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,		Three Months
($ in thousands, except per share data)	2022	2021	Variance
Total investment income	$20,034	$17,970	$2,064
Total expenses	11,495	10,370	1,125
Net investment income	8,539	7,600	939
Net realized (losses)/gains on investments and foreign currency transactions	(18,465)	8,161	(26,626)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	15,633	(7,592)	23,225
Net increase in net assets resulting from operations	$5,707	$8,169	$(2,462)

Net Investment Income

Net investment income for the three months ended March 31, 2022 and 2021 totaled $8.5 million and $7.6 million, respectively.  Net investment income increased by $0.9 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

Investment income increased by $2.1 million for the three months ended March 31, 2022 from the three months ended March 31, 2021 primarily attributable to higher interest income earned from investments in portfolio companies due to a larger investment portfolio. Investment income generated from our STRS JV subordinated notes and equity investments increased by $0.5 million as a result of a larger investment portfolio. The increase of investment income was partially offset by lower fee income of $0.3 million as a result of lower non-recurring fees. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

The following table summarizes our expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		Three Months
($ in thousands)	2022	2021	Variance
Interest expense	$4,774	$3,802	$972
Base management fees	3,952	3,344	608
Performance-based incentive fees	1,427	2,042	(615)
Administrative service fees	171	171	—
General and administrative expenses	947	821	126
Total expenses, before excise tax	$11,271	$10,180	$1,091
Excise tax	224	190	34
Total expenses, including excise tax	$11,495	$10,370	$1,125

Interest expense increased $1.0 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to a higher borrowing base. This was partially offset by lower interest rates resulting from a decrease in LIBOR and weighted average spread.

Base management fees increased by $0.6 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, primarily due to higher gross assets.

Performance-based incentive fees decreased by $0.6 million for the three months ended March 31, 2022 from the three months ended March 31, 2021, mainly attributable to a reversal of capital gains incentive fee accrual of $0.6 million.

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

Excise tax was $0.2 million for both the three months ended March 31, 2022 and the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, we accrued a net federal excise tax expense of $0.2 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the three months ended March 31, 2022 and 2021:

	Three months ended
($ in millions)	March 31, 2022	March 31, 2021
AG Kings Holdings Inc.(1)	$—	$7.5
BW Gas & Convenience Holdings, LLC	—	0.2
Drew Foam Companies Inc.	—	(0.1)
Grupo HIMA San Pablo, Inc.	(18.3)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	0.1	—
Vero Parent, Inc.	—	0.5
Other(2)	—	0.1
Total net realized (losses)/gains on investments	$(18.2)	$8.2

(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three months ended March 31, 2022 and 2021:

	Three months ended
($ in millions)	March 31, 2022	March 31, 2021
Gross unrealized appreciation on investments(1)	$6.2	$5.4
Gross unrealized depreciation on investments	(1.6)	(3.6)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	11.1	(9.3)
Total unrealized appreciation (depreciation) on investments	$15.7	$(7.5)

(1)	The three months ended March 31, 2022 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.8 million.

During the three months ended March 31, 2022, the realization from Grupo HIMA San Pablo, Inc. generated a net realized and unrealized loss of $6.9 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2022 and December 31, 2021, we had commitments to fund approximately $43.1 million and $53.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $15.1 million during the three months ended March 31, 2022, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $16.6 million during the three months ended March 31, 2022, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of March 31, 2022, we had cash and cash equivalent resources of $21.3 million, including $18.8 million of restricted cash. As of March 31, 2022, we had approximately $51.2 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2021, we had cash and cash equivalent resources of $22.5 million, including $10.3 million of restricted cash. As of December 31, 2021, we had approximately $43.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on the LIBOR or an equivalent risk-free index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of March 31, 2022, STRS JV had total assets of $332.2 million. As of December 31, 2021, STRS JV had total assets of $273.5 million.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests, and subordinated notes. In February 2022, we increased our capital commitment to the STRS JV in the amount of an additional $25.0 million, which brings our total capital commitment to the STRS JV to $100.0 million, comprised of $80.0 million of subordinated notes and $20.0 million of LLC equity interests.

As of March 31, 2022, our and STRS Ohio’s economic ownership in STRS JV were approximately 66.67% and 33.33%, respectively. As of March 31, 2022, our investment in STRS JV consisted of equity contributions and subordinated note advances of $20.0 million and $80.0 million, respectively, both of which were fully funded.

As of December 31, 2021, our and STRS Ohio’s economic ownership in STRS JV were approximately 60% and 40%, respectively. As of December 31, 2021, we had commitments to fund equity interests and subordinated notes in STRS JV of $15.0 million and $60.0 million, respectively, both of which were fully funded.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2022 and December 31, 2021:

($ in thousands)	As of March 31, 2022	As of December 31, 2021
Total investments(1)	$312,773	$259,510
Weighted average effective yield on total portfolio(1)	7.9%	7.9%
Number of portfolio companies in STRS JV	33	28
Largest portfolio company investment(2)	19,116	22,967
Total of five largest portfolio company investments(2)	79,609	83,057

(1)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.
(2)	At fair value.

STRS JV’s investments consisted of the following:

	As of March 31, 2022		As of December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$314,101	$312,773	$260,472	$259,510
Total	$314,101	$312,773	$260,472	$259,510

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2022		As of December 31, 2021
Advertising	$9,485	3.0%	$—	—%
Air Freight & Logistics	3,538	1.1	—	—
Application Software	13,407	4.3	13,518	5.2
Building Products	14,337	4.6	16,603	6.4
Construction & Engineering	15,603	5.0	13,975	5.4
Data Processing & Outsourced Services	16,239	5.2	16,160	6.2
Diversified Support Services	10,570	3.3	10,489	4.0
Electronic Equipment & Instruments	13,358	4.3	6,687	2.6
Environmental & Facilities Services	18,710	6.0	6,872	2.6
Industrial Machinery	22,030	7.0	6,815	2.6
Internet & Direct Marketing Retail	19,116	6.1	15,353	5.9
Investment Banking & Brokerage	9,912	3.2	10,054	3.9
IT Consulting & Other Services	23,180	7.4	40,697	15.7
Leisure Products	8,955	2.9	8,930	3.4
Packaged Foods & Meats	25,288	8.1	25,606	9.9
Personal Products	3,728	1.2	4,273	1.8
Pharmaceuticals	14,912	4.8	15,061	5.8
Real Estate Operating Companies	10,448	3.3	4,780	1.8
Real Estate Services	8,816	2.8	—	—
Research & Consulting Services	8,933	2.9	8,901	3.4
Systems Software	9,873	3.2	9,898	3.8
Technology Hardware, Storage & Peripherals	22,235	7.1	14,725	5.7
Trading Companies & Distributors	10,100	3.2	10,113	3.9
Total	$312,773	100.0%	$259,510	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2022 and December 31, 2021 and selected statement of operations information for the three months ended March 31, 2022 and 2021.

Capital Raises

On October 25, 2021, we completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. In connection with the offering, we granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of our common stock. The issuance of 1,900,000 shares resulted in net proceeds to us of $29.4 million, inclusive of underwriting discounts and commissions and before offering expenses. On November 3, 2021, we raised an additional $4.3 million from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of the 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to us of $33.7 million before offering expenses, which was at or above our net asset value per share at the time of the offering and the overallotment option.

At-the-Market Offering

On March 15, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us (the “ATM Offering”). Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. Since the commencement of the ATM Offering, gross proceeds of $4.4 million have been raised.

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Credit I, LLC, or WhiteHorse Credit, entered into a revolving credit and security agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender (the “Credit Facility”).

On December 21, 2020, the terms of the Credit Facility were amended to, among other things, (i) increase the minimum funding amount from $175.0 million to $200.0 million, (ii) increase the size of the facility from $250.0 million to $285.0 million, (iii) retain an accordion feature which allows for the expansion of the borrowing limit up to $350.0 million and (iv) provide for the implementation of certain changes relating to the transition away from LIBOR in the market.

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

On October 4, 2021, the terms of the Credit Facility were amended to, among other things, establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335.0 million for a three-month period beginning on October 4, 2021.

On January 4, 2022, the terms of the Credit Facility were amended to, among other things, continue to establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335.0 million for a four-month period that originally began on October 4, 2021.

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) permanently increase WhiteHorse Credit’s availability under the Credit Facility from $285.0 million to $310.0 million (the “$25 Million Increase”), (ii) increase the minimum funding amount from $200.0 million to $217.0 million, (iii) extend an additional temporary increase of $25.0 million in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335.0 million through April 4, 2022 (the “$25 Million Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25 Million Increase in the Credit Facility and the $25 Million Temporary Increase in availability under the Credit Facility.

On March 30, 2022, the terms of the Credit Facility were further amended to, among other things: (i) increase WhiteHorse Credit’s availability under the Credit Facility from $310.0 million to $335.0 million; (ii) retain an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million; and (iii) increase the minimum funding amount from $217.0 million to $234.5 million.

As of March 31, 2022, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of March 31, 2022, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course: (i) a borrowing base test and (ii) a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the net asset value of the collateral, as set forth in the credit agreement, as amended and restated from time to time, in connection therewith (the “Amended Loan Agreement”), and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 50%, as set forth in the Amended Loan Agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 165% of the aggregate outstanding amount of all Lender advances as set forth in the Amended Loan Agreement and related documentation.

Advances under the Credit Facility are based on the three-month LIBOR for USD denominated borrowings plus an annual spread of 2.35% on outstanding USD denominated borrowings up to $285.0 million and SOFR plus 2.50% on USD denominated borrowings above $285.0 million. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, Sterling Overnight Index Average, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

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

If we fail to perform our obligations under the Amended Loan Agreement or the related agreements, an event of default may occur, which could cause the Lender to accelerate all of the outstanding debt and other obligations under the Credit Facility or to exercise other remedies under the Amended Loan Agreement. Any such developments could have a material adverse effect on our financial condition and results of operations.

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

As of March 31, 2022, there was $283.8 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $51.2 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $662.5 million as of March 31, 2022.

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

6.000% 2023 Notes

On July 13, 2018, we entered into the 2023 Note Purchase Agreement to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 6.000% 2023 Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 6.000% 2023 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem existing debt.

5.375% 2025 Notes

On October 20, 2020, we entered into the 2025 Note Purchase Agreement to sell in a private offering $40 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.375% 2025 Notes is payable semiannually on April 20 and October 20, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2025 Notes cease to have an investment grade rating. The 5.375% 2025 Notes mature on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 5.375% 2025 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on October 20, 2020. We used the net proceeds from this offering to redeem existing debt.

5.375% 2026 Notes

On December 4, 2020, we entered into the 2026 Note Purchase Agreement to sell in a private offering $10 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.375% 2026 Notes is payable semiannually on June 4 and December 4, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2026 Notes cease to have an investment grade rating. The 5.375% 2026 Notes mature on December 4, 2026, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 5.375% 2026 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 4, 2020. We used the net proceeds from this offering to redeem existing debt.

5.625% 2027 Notes

On December 4, 2020, we entered into the 2027 Note Purchase Agreement to sell in a private offering $10 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.625% 2027 Notes is payable semiannually on June 4 and December 4, at a fixed, annual rate of 5.625%. This interest rate is subject to increase (up to 6.625%) in the event that, subject to certain exceptions, the 5.625% 2027 Notes cease to have an investment grade rating. The 5.625% 2027 Notes mature on December 4, 2027, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 5.625% 2027 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 4, 2020. We used the net proceeds from this offering to redeem existing debt.

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15 each year, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes. The 4.000% 2026 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility.

4.250% 2028 Notes

On December 6, 2021, we entered into the 2028 Note Purchase Agreement to sell in a private offering $25 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 4.250% 2028 Notes is payable semiannually on June 6 and December 6, at a fixed, annual rate of 4.25%. This interest rate is subject to increase (up to 5.25%) in the event that, subject to certain exceptions, the 4.250% 2028 Notes cease to have an investment grade rating. The 4.250% 2028 Notes mature on December 6, 2028, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 4.250% 2028 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 6, 2021. We used the net proceeds from this offering to redeem existing debt.

2025 Public Notes

On November 13, 2018, we completed a public offering of $35 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 2025 Public Notes was paid quarterly on February 28, May 31, August 31 and November 30 each year, at a fixed, annual rate of 6.50%. The 2025 Public Notes had a maturity date of November 30, 2025 and were redeemable in whole or in part at any time, or from time to time, at our option on or after November 30, 2021. The 2025 Public Notes were redeemed on December 17, 2021 and were de-listed from the Nasdaq Global Select Market where they were trading under the symbol “WHFBZ.”

Portfolio Investments and Yield

As of March 31, 2022, our investment portfolio consisted primarily of senior secured loans across 111positions in 68 companies with an aggregate fair value of $800.4 million. As of March 31, 2022, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with three fixed-rate loan investments representing 0.4% based on fair value. As of March 31, 2022, our portfolio had an average investment size of $6.4 million based on fair value and average debt investment size of $7.7 million, with investment sizes ranging from zero to $23.8 million and a weighted average effective yield of 9.2% (and a weighted average effective yield on income-producing debt investments of 9.3%).

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

For the three months ended March 31, 2022, we invested $103.6 million in new and existing portfolio companies, offset by repayments and sales of $121.0 million. Proceeds from sales totaled $69.3 million while repayments included $2.6 million of scheduled repayments and $49.1 million of unscheduled repayments.

For the three months ended March 31, 2021, we invested $72.4 million in new and existing portfolio companies, offset by repayments and sales of $149.6 million. Proceeds from sales totaled $56.2 million while repayments included $3.1 million of scheduled repayments and $90.5 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of March 31, 2022		As of December 31, 2021
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$92.5	11.6%	$125.8	15.4%
2	629.1	78.5	611.9	74.7
3	72.5	9.1	73.2	8.9
4	6.3	0.8	8.3	1.0
5	—	—	—	—
Total Portfolio	$800.4	100.0%	$819.2	100.0%

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

During the three months ended March 31, 2022, we declared to stockholders distributions of $0.355 for total distributions of $8.2 million. During the three months ended March 31, 2021, we declared to stockholders distributions of $0.355 per share, for total distributions of $7.3 million.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2022, we estimate that distributions to stockholders included $8.2 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2021 and current earnings for the three months ended March 31, 2022. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2022 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WHF PMA Holdco Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WHF PMA Holdco Blocker, LLC, WhiteHorse RCKC Holdings LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. We will continue to review the new rule and its impact on our valuation policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates. These loans are usually based on a floating rate based on LIBOR or SOFR that resets quarterly to the applicable LIBOR or SOFR. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we plan to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. In addition, U.S. and global capital markets have experienced a higher level of stress due to the global COVID-19 pandemic which has resulted in an increase in the level of volatility across such markets and a general decline in value of securities held by us. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of March 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)
(100)	$(182)	$(2,728)	$2,546
100	7,783	2,838	4,945
200	15,483	5,675	9,808
300	23,183	8,513	14,670
400	30,883	11,350	19,533
500	38,583	14,188	24,395

As of March 31, 2022, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

For a discussion of the risks associated with the discontinuation of LIBOR, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital” in our most recent Annual Report on Form 10-K.

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect a net increase in net assets resulting from operations or net income. It also does not adjust for the effect of the time-lag between a change in the relevant interest rate index and the rate adjustment under the applicable loan. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. During the three months ended March 31, 2022 and 2021, we recognized unrealized losses of $4,000, and $1,000 respectively, in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our consolidated financial statements.

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of March 31, 2022, our total outstanding indebtedness was $473.8 million and our asset coverage was 173.4%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of March 31, 2022, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2022 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2022. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(28.1)%	(16.6)%	(5.1)%	6.4%	17.9%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(36.3)%	(21.7)%	(7.0)%	7.7%	22.4%

(1)	Assumes $838.8 million in total assets, $473.8 million in debt outstanding and $347.9 million in net assets as of March 31, 2022, and an average cost of funds of 3.7%, which is our weighted average borrowing cost as of March 31, 2022.
(2)	Assumes $1,060.8 million in total assets, $695.8 million in debt outstanding and $347.9 million in net assets as of March 31, 2022, and an average cost of funds of 3.5%, which would be our weighted average borrowing cost assuming 150% asset coverage as of March 31, 2022.

Based on our outstanding indebtedness of $473.8 million as of March 31, 2022 and an average cost of funds of 2.980%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.2% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $695.8 million on an assumed 150% asset coverage ratio and an average cost of funds of 2.980%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.4% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1

Third Amendment to Fifth Amended and Restated Loan Agreement, dated January 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 814-00967), filed on January 10, 2022)

10.2

Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated February 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 814-00967), filed on February 10, 2022)

10.3

Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated March 30, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K (File No. 814-00967), filed on April 5, 2022)

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

WhiteHorse Finance, Inc.

Dated: May 10, 2022	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2022	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)