Form 10-Q
period 2022-06-30
WhiteHorse Finance, Inc.
filed 2022-08-10
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ⌧

As of August 5, 2022 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$651,983	$736,727
Non-controlled affiliate company investments	12,217	6,874
Controlled affiliate company investments	102,279	75,607
Total investments, at fair value (amortized cost $767,809 and $831,960, respectively)	766,479	819,208
Cash and cash equivalents	9,231	12,185
Restricted cash and cash equivalents	8,769	9,814
Restricted foreign currency (cost of $603 and $464, respectively)	596	469
Interest and dividend receivable	6,287	7,521
Amounts receivable on unsettled investment transactions	6,271	—
Escrow receivable	1,071	515
Prepaid expenses and other receivables	905	1,307
Total assets	$799,609	$851,019

Liabilities
Debt	$423,235	$475,958
Distributions payable	8,251	8,222
Management fees payable	3,908	3,766
Incentive fees payable	5,176	7,958
Amounts payable on unsettled investment transactions	7,496	—
Interest payable	2,117	2,087
Accounts payable and accrued expenses	1,476	2,438
Advances received from unfunded credit facilities	525	839
Total liabilities	452,184	501,268

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,162,667 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	340,264	339,161
Accumulated earnings	7,138	10,567
Total net assets	347,425	349,751
Total liabilities and total net assets	$799,609	$851,019
Number of shares outstanding	23,243,088	23,162,667
Net asset value per share	$14.95	$15.10

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Investment income
From non-controlled/non-affiliate company investments
Interest income	$16,028	$14,148	$32,769	$28,960
Fee income	679	350	1,141	1,121
Dividend income	79	65	168	109
From non-controlled affiliate company investments
Interest income	73	—	133	—
Dividend income	109	717	240	967
From controlled affiliate company investments
Interest income	1,459	738	2,586	1,457
Dividend income	1,573	1,325	2,997	2,699
Total investment income	20,000	17,343	40,034	35,313
Expenses
Interest expense	4,945	3,811	9,719	7,613
Base management fees	3,908	3,357	7,859	6,701
Performance-based incentive fees	1,837	2,628	3,264	4,670
Administrative service fees	170	170	341	341
General and administrative expenses	1,088	875	2,036	1,696
Total expenses	11,948	10,841	23,219	21,021
Net investment income before excise tax	8,052	6,502	16,815	14,292
Excise tax	175	402	399	592
Net investment income after excise tax	7,877	6,100	16,416	13,700

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	686	(555)	(17,498)	7,605
Non-controlled affiliate company investments	1,725	—	1,725	—
Foreign currency transactions	(61)	(4)	(342)	(3)
Foreign currency forward contracts	(8)	(4)	(8)	(4)
Net realized gains (losses)	2,342	(563)	(16,123)	7,598
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(4,546)	4,407	12,570	(2,568)
Non-controlled affiliate company investments	(586)	755	(2,206)	321
Controlled affiliate company investments	1,502	(149)	1,672	(269)
Translation of assets and liabilities in foreign currencies	756	(40)	727	(102)
Foreign currency forward contracts	4	1	—	—
Net change in unrealized appreciation (depreciation)	(2,870)	4,974	12,763	(2,618)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(528)	4,411	(3,360)	4,980
Net increase in net assets resulting from operations	$7,349	$10,511	$13,056	$18,680

Per Common Share Data
Basic and diluted earnings per common share	$0.32	$0.51	$0.56	$0.91
Dividends and distributions declared per common share	$0.36	$0.36	$0.71	$0.71
Basic and diluted weighted average common shares outstanding	23,240,651	20,626,340	23,215,792	20,589,159

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with at-the-market offering	16,678	—	197	—	197
Stock issued in connection with distribution reinvestment plan	32,068	—	498	—	498
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,539	8,539
Net realized gains (losses) on investments	—	—	—	(18,465)	(18,465)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,633	15,633
Distributions declared	—	—	—	(8,234)	(8,234)
Balance at March 31, 2022	23,211,413	$23	$339,856	$8,040	$347,919
Stock issued in connection with at-the-market offering	—	—	(72)	—	(72)
Stock issued in connection with dividend reinvestment plan	31,675	—	480	—	480
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,877	7,877
Net realized gains (losses) on investments	—	—	—	2,342	2,342
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,870)	(2,870)
Distributions declared	—	—	—	(8,251)	(8,251)
Balance at June 30, 2022	23,243,088	$23	$340,264	$7,138	$347,425

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with at-the-market offering	37,803	—	590	—	590
Stock issued in connection with distribution reinvestment plan	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,600	7,600
Net realized gains (losses) on investments	—	—	—	8,161	8,161
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(7,592)	(7,592)
Distributions declared	—	—	—	(7,307)	(7,307)
Balance at March 31, 2021	20,583,835	$21	$300,592	$13,736	$314,349
Stock issued in connection with at-the-market offering	124,252	—	1,894	—	1,894
Stock issued in connection with dividend reinvestment plan	14,509	—	225	—	225
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,100	6,100
Net realized gains (losses) on investments	—	—	—	(563)	(563)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	4,974	4,974
Distributions declared	—	—	—	(7,358)	(7,358)
Balance at June 30, 2021	20,722,596	$21	$302,711	$16,889	$319,621

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,056	$18,680
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Paid-in-kind income	(956)	(686)
Net realized (gains) losses on investments	15,773	(7,605)
Net unrealized depreciation (appreciation) on investments	(12,036)	2,517
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(727)	102
Net unrealized (appreciation) depreciation on foreign currency forward contracts	—	—
Accretion of discount	(2,976)	(3,505)
Amortization of deferred financing costs	758	661
Acquisition of investments	(170,451)	(190,795)
Proceeds from principal payments and sales of portfolio investments	146,822	169,565
Proceeds from sales of portfolio investments to STRS JV	75,415	49,774
Net changes in operating assets and liabilities:
Interest and dividend receivable	1,234	(544)
Escrow receivable	585	(1,241)
Prepaid expenses and other receivables	402	(93)
Amounts receivable on unsettled investment transactions	(6,271)	3,696
Amounts payable on unsettled investment transactions	7,496	(497)
Management fees payable	142	3
Incentive fees payable	(2,782)	873
Accounts payable and accrued expenses	(967)	(268)
Interest payable	30	(22)
Advances received from unfunded credit facilities	(314)	20
Net cash provided by operating activities	64,233	40,635

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	124	2,483
Borrowings	86,469	106,818
Repayments of debt	(138,915)	(133,701)
Deferred financing costs	(582)	(46)
Distributions paid to common stockholders, net of distributions reinvested	(15,477)	(14,376)
Net cash used in financing activities	(68,381)	(38,822)
Effect of exchange rate changes on cash	276	4
Net change in cash, cash equivalents and restricted cash	(3,872)	1,817
Cash, cash equivalents and restricted cash at beginning of period	22,468	15,946
Cash, cash equivalents and restricted cash at end of period	$18,596	$17,763

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$8,931	$6,979
Distributions reinvested	978	225
Non-cash exchanges of investments	25,000	10,920

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$9,231	$10,329
Restricted cash and cash equivalents	8,769	7,037
Restricted foreign currency	596	397
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$18,596	$17,763

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Air Freight & Logistics
Access USA Shipping, LLC (d/b/a MyUS.com)	First Lien Secured Term Loan	1.50%	L+ 8.00%	9.67%	02/08/19	02/08/24	4,791	$4,768	$4,791	1.38%
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.50%	07/12/21	07/12/26	11,135	10,956	10,914	3.14
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.50%	07/12/21	07/12/26	—	—	(4)	—
								15,724	15,701	4.52
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	11.19%	05/03/21	05/07/29	15,000	14,614	13,890	3.99
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	L+ 7.00%	9.25%	06/14/19	12/29/22	3,197	3,188	3,197	0.92
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)(7)(12)	First Lien Secured Revolving Loan	1.00%	Base rate+ 6.38%	10.41%	06/14/19	12/29/22	183	183	183	0.05
								17,985	17,270	4.96
Asset Management & Custody Banks
JZ Capital Partners Ltd.(4)(5)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.21%	01/26/22	01/26/27	10,286	10,098	10,196	2.93
JZ Capital Partners Ltd.(4)(5)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.21%	01/26/22	01/26/27	—	—	55	0.02
								10,098	10,251	2.95
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)(12)	First Lien Secured Term Loan	1.00%	Base rate+ 7.98%	9.04%	02/16/18	06/28/24	14,825	14,753	14,791	4.26
								14,753	14,791	4.26
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SF+ 6.50%	8.02%	12/30/21	12/30/26	8,191	8,044	8,041	2.31
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SF+ 6.50%	8.02%	12/30/21	12/30/26	—	—	—	—
								8,044	8,041	2.31
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.73%	12/17/21	12/17/26	8,982	6,900	6,903	1.98
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)(13)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.73%	12/17/21	12/17/26	—	—	7	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/17/21	12/17/26	2,187	2,148	2,155	0.62
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	12/17/21	12/17/26	—	—	1	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	9.18%	07/27/21	07/27/26	22,688	17,784	17,345	4.99
								26,832	26,411	7.59
Cable & Satellite
Bulk Midco, LLC(15)(24)	First Lien Secured Term Loan	1.00%	L+ 7.17%	8.67%	06/08/18	06/08/23	14,922	14,880	14,326	4.12
								14,880	14,326	4.12
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 7.50%	9.75% (9.25% Cash + 0.50% PIK)	10/28/19	10/29/26	15,682	15,078	15,333	4.41
								15,078	15,333	4.41
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.75%	12/30/20	12/29/25	7,601	7,495	7,508	2.15
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base rate+ 5.93%	9.06%	12/30/20	12/29/25	891	882	872	0.25
								8,377	8,380	2.40
Consumer Finance
Maxitransfers Blocker Corp.	First Lien Secured Term Loan	1.00%	L+ 8.50%	10.75%	10/07/20	10/07/25	8,367	8,237	8,367	2.41
Maxitransfers Blocker Corp.(4)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.50%	10.75%	10/07/20	10/07/25	—	—	16	—
								8,237	8,383	2.41
Data Processing & Outsourced Services
Escalon Services Inc.	First Lien Secured Term Loan	1.00%	L+ 10.31%	11.72% (10.22% Cash + 1.50% PIK)	12/04/20	12/04/25	17,247	16,514	17,592	5.06
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.31%	12/23/16	06/07/24	23,533	23,371	23,533	6.77
								39,885	41,125	11.83

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Department Stores
Mills Fleet Farm Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.92%	10/24/18	10/24/24	13,172	$12,992	$13,172	3.79%
								12,992	13,172	3.79
Distributors
Crown Brands LLC	First Lien Secured Term Loan	1.00%	SF+ 8.00%	9.05%	04/22/22	12/09/25	357	357	357	0.10
Crown Brands LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	12.17%	12/15/20	01/08/26	4,384	4,312	2,850	0.82
Crown Brands LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	12.19%	12/15/20	01/08/26	651	651	423	0.12
								5,320	3,630	1.04
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SF+ 5.75%	7.30%	11/16/21	11/16/26	7,960	7,572	7,571	2.18
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75% (8.75% Cash + 2.00% PIK)	11/13/19	05/13/23	7,371	7,299	7,003	2.02
								14,871	14,574	4.20
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	9.00%	08/27/21	08/27/26	11,448	11,329	11,357	3.27
								11,329	11,357	3.27
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.60% (8.10% Cash + 0.50% PIK)	09/15/21	09/15/26	13,186	12,964	13,169	3.78
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.60% (8.10% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	27	0.01
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.60% (8.10% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	19	0.01
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
								13,131	13,382	3.85
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.29%	10/12/21	10/12/26	10,500	10,320	10,352	2.98
								10,320	10,352	2.98
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	8.50%	12/31/21	12/31/26	11,947	11,732	11,595	3.34
Industrial Specialty Services USA LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.71%	12/31/21	12/31/26	1,016	998	984	0.28
								12,730	12,579	3.62
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.94%	10/05/21	10/05/26	10,701	10,518	10,508	3.02
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.75%	8.94%	10/05/21	10/05/26	—	—	(8)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.75%	8.94%	10/05/21	10/05/26	—	—	(2)	—
								10,518	10,498	3.02

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 9.00%	11.25% (10.75% Cash + 0.50% PIK)	06/14/19	06/14/24	7,164	$7,111	$7,164	2.06%
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 9.00%	11.25% (10.75% Cash + 0.50% PIK)	10/07/20	06/14/24	881	872	881	0.25
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SF+ 7.25%	8.63%	10/16/19	09/25/23	5,515	5,445	5,450	1.57
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	5,157	5,145	5,157	1.48
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	11.07% (9.57% Cash + 1.50% PIK)	11/25/20	11/25/25	14,787	14,565	13,548	3.90
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 9.75%	11.07% (9.57% Cash + 1.50% PIK)	11/25/20	11/25/25	352	346	298	0.09
								33,484	32,498	9.35
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	L+ 7.50%	8.26%	02/23/22	02/23/28	21,682	21,171	21,096	6.07
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(7)(12)	First Lien Secured Revolving Loan	0.75%	Base rate+ 6.51%	11.22%	02/23/22	02/23/28	1,970	1,923	1,916	0.55
								23,094	23,012	6.62
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	8.50%	06/25/21	06/25/26	11,067	10,891	10,953	3.15
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	8.50%	06/25/21	06/25/24	104	103	112	0.03
								10,994	11,065	3.18
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.51%	10/12/21	10/12/26	19,934	19,592	19,655	5.66
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.51%	10/12/21	10/12/26	—	—	8	—
Sure Fit Home Products, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	12.01%	04/12/21	07/13/23	4,807	4,751	4,086	1.18
								24,343	23,749	6.84
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SF+ 6.00%	7.63%	05/26/22	05/31/29	6,180	5,691	5,686	1.64
								5,691	5,686	1.64
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.99%	04/05/21	04/05/26	11,345	11,217	11,062	3.18
The Kyjen Company, LLC (d/b/a Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.95%	04/05/21	04/05/26	704	696	683	0.20
								11,913	11,745	3.38
Industrial Machinery
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	L+ 5.50%	6.90%	06/09/22	06/01/29	8,376	7,496	7,559	2.18
								7,496	7,559	2.18
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SF+ 7.75%	9.38%	04/25/22	04/24/26	7,950	7,798	7,791	2.24
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base rate+ 6.84%	11.30%	04/25/22	04/24/26	481	472	471	0.14
								8,270	8,262	2.38
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	L+ 10.00%	11.67% (9.67% Cash + 2.00% PIK)	08/28/20	08/28/25	12,686	12,484	12,528	3.61
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	L+ 10.00%	11.67% (9.67% Cash + 2.00% PIK)	04/29/22	08/28/25	2,586	2,543	2,560	0.74
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.74%	12/04/20	06/04/26	5,910	5,826	5,873	1.69
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	16,920	16,767	16,920	4.87
								37,620	37,881	10.91

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.67%	02/28/19	02/28/24	12,295	$12,254	$12,295	3.54%
								12,254	12,295	3.54
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.91%	11/12/21	11/12/26	13,921	13,678	13,708	3.95
								13,678	13,708	3.95
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)(16)(24)	First Lien Secured Term Loan	1.00%	L+ 7.69%	9.35% (8.85% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	9,329	9,345	2.69
Honors Holdings, LLC (d/b/a Orange Theory)(16)(24)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.73%	9.05% (8.55% Cash + 0.50% PIK)	09/06/19	09/06/24	4,649	4,616	4,603	1.32
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	9.17%	06/29/20	06/29/25	5,603	5,550	5,546	1.60
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,330	1,313	1,303	0.38
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,084	0.31
								22,073	21,881	6.30
Leisure Products
Playmonster Group LLC(6)(20)(22)	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.08% (1.08% Cash + 8.00% PIK)	01/24/22	06/08/26	3,489	3,489	3,489	1.00
								3,489	3,489	1.00
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	L+ 8.00%	10.25%	11/23/21	12/16/29	5,000	4,930	4,900	1.41
								4,930	4,900	1.41
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	L+ 8.50%	10.17%	05/28/21	05/28/26	8,245	8,149	8,030	2.31
American Crafts, LC	First Lien Secured Delayed Draw Loan	1.00%	L+ 8.50%	10.17%	01/25/22	05/28/26	1,385	1,360	1,359	0.39
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.50%	8.17%	04/12/19	04/12/24	12,231	12,118	12,072	3.47
Empire Office, Inc.(4)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.50%	8.17%	08/17/21	04/12/24	—	—	(56)	(0.02)
								21,627	21,405	6.15
Packaged Foods & Meats
Lenny & Larry's, LLC(17)(24)	First Lien Secured Term Loan	1.00%	L+ 8.38%	9.70% (7.99% Cash + 1.71% PIK)	05/15/18	05/15/23	11,188	11,151	10,909	3.15
								11,151	10,909	3.15
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.41%	12/30/20	12/30/25	11,960	11,792	11,841	3.41
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.41%	12/30/20	12/30/25	—	—	2	—
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.75%	06/30/22	08/13/25	2,097	2,055	2,055	0.59
								13,847	13,898	4.00
Research & Consulting Services
Aeyon LLC(24)	First Lien Secured Term Loan	1.00%	SF+ 8.88%	10.07%	02/10/22	02/10/27	8,955	8,790	8,812	2.54
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.17%	11/25/19	11/25/24	13,781	13,649	13,643	3.93
Nelson Worldwide, LLC	First Lien Secured Term Loan	1.00%	L+ 10.25%	11.29% (10.29% Cash + 1.00% PIK)	01/09/18	01/09/23	9,411	9,386	9,309	2.68
								31,825	31,764	9.15

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.10%	11/16/21	11/16/27	12,838	$12,607	$12,624	3.63%
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	8.10%	11/16/21	11/16/27	—	—	5	—
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	L+ 8.00%	10.25%	09/30/21	09/30/26	11,579	11,382	11,579	3.33
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.00%	10.25%	09/30/21	09/30/26	—	—	12	—
True Blue Car Wash, LLC(24)	First Lien Secured Term Loan	1.00%	SF+ 6.85%	8.47%	10/17/19	10/17/24	10,035	9,930	9,943	2.86
True Blue Car Wash, LLC(7)(24)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 6.50%	7.98%	10/17/19	10/17/24	3,358	3,308	3,310	0.95
								37,227	37,473	10.77
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	L+ 6.50%	7.62%	07/19/19	N/A	80,000	80,000	80,000	23.03
								80,000	80,000	23.03
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	9.25%	03/16/21	03/16/27	19,256	18,954	17,909	5.15
								18,954	17,909	5.15
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SF+ 9.25%	10.59%	10/15/20	10/15/25	15,926	15,583	15,899	4.58
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SF+ 9.25%	10.59%	10/15/20	10/15/25	530	519	546	0.16
Telestream Holdings Corporation(7)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 9.25%	10.59%	05/12/22	10/15/25	—	—	—	—
								16,102	16,445	4.74

Total Debt Investments								$721,166	$717,089	206.35%

Equity Investments(23)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(4)	Class A LLC Interests	N/A	N/A	N/A	12/15/21	N/A	201	$251	$185	0.05%
								251	185	0.05
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(4)	Class B Units	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	650	0.19
								1,250	650	0.19
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)(4)(13)	Class A Units	N/A	N/A	N/A	12/17/21	N/A	1	423	576	0.17
								423	576	0.17
Data Processing & Outsourced Services
Escalon Services Inc.(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	476	2,183	0.63
								476	2,183	0.63
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	324	324	53	0.02
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	227	2	120	0.03
								326	173	0.05
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(4)	Preferred Units	N/A	12.00%	12.00%	09/15/21	N/A	167	167	167	0.05
								167	167	0.05
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(4)	Class A Units	N/A	N/A	N/A	12/29/21	N/A	83	825	800	0.23
								825	800	0.23

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC(4)(21)	Preferred Units	N/A	14.00%	14.00% PIK	10/29/19	N/A	2	$857	$1,141	0.33%
								857	1,141	0.33
Industrial Machinery
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(4)	Class A Units	N/A	N/A	N/A	02/01/22	N/A	667	667	667	0.19
								667	667	0.19
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	07/02/21	N/A	851	851	2,068	0.60
								851	2,068	0.60
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	2,255	0.65
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(4)	Preferred Units	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	840	0.24
								1,614	3,095	0.89
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,475	1.86
								6,944	6,475	1.86
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	972	972	1,554	0.45
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	496	0.14
								1,468	2,050	0.59
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,941	183	0.05
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	74	0.02
								2,734	257	0.07
Leisure Products
Playmonster Group Equity, Inc. (d/b/a PlayMonster Group LLC)(4)(6)(8)(22)	Preferred Stock	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	2,253	0.66
Playmonster Group Equity, Inc. (d/b/a PlayMonster Group LLC)(4)(6)(22)	Common Stock	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
								4,060	2,253	0.66
Other Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,489	1.00
								2,890	3,489	1.00
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	882	0.26
								840	882	0.26
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	22,279	6.41
								20,000	22,279	6.41

Total Equity Investments								$46,643	$49,390	14.23%

Total Investments								$767,809	$766,479	220.58%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	80 CAD	$62 USD	7/29/22	$—	$—
Total					$—	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), Canada Prime Rate (“CP”) or the U.S. Prime Rate (“Prime” or “P”).
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.9% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 220.6% of the Company’s net assets or 95.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2022

(in thousands)

(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 9.00% PIK.
(21)	Investment earns 14.00% that converts to PIK on an annual basis and is recorded in interest and dividend receivable in the consolidated statements of assets and liabilities.
(22)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.
(23)	Ownership of certain equity investments may occur through a holding company or partnership.
(24)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

June 30, 2022

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate such as LIBOR or SOFR and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

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

June 30, 2022

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

June 30, 2022

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

June 30, 2022

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more likely than not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2022 and December 31, 2021.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2022 or December 31, 2021. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2018 remain subject to examination by the Internal Revenue Service.

As of June 30, 2022 and December 31, 2021, the cost of investments for federal income tax purposes was $769,156 and $835,502 resulting in net unrealized depreciation of $2,677 and $16,293, respectively. This is comprised of gross unrealized appreciation of $14,919 and $10,770 and gross unrealized depreciation of $17,596 and $27,062, on a tax basis, as of June 30, 2022 and December 31, 2021, respectively.

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

June 30, 2022

(in thousands, except share and per share data)

Reclassifications: Certain amounts in the consolidated financial statements have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction. The guidance also requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

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

The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2022 and 2021:

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Realized gain (loss) on forward currency contracts	$(8)	$(4)	$(8)	$(4)
Unrealized appreciation (depreciation) on forward currency contracts	4	1	—	—
Total net realized and unrealized gains (losses) on forward currency contracts	$(4)	$(3)	$(8)	$(4)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of June 30, 2022 were as follows:

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	80 CAD	$62 USD	7/29/22	$—	$—
Total					$—	$—

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
Average USD notional outstanding	2022	2021	2022	2021
Forward currency contracts	$205	$84	$217	$64

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2022.

As of June 30, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—	$—	$—	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

As of December 31, 2021, the Company did not have any outstanding derivative instruments.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of June 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$616,492	$614,859	$709,318	$697,232
Second lien secured loans	24,507	22,063	25,484	23,650
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	80,000	80,000	60,000	60,000
Equity (excluding STRS JV)	26,643	27,111	21,991	22,552
Equity in STRS JV	20,000	22,279	15,000	15,607
Total	$767,809	$766,479	$831,960	$819,208

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2022		As of December 31, 2021
Advertising	$185	—%	$9,738	1.3%
Air Freight & Logistics	16,351	2.5	21,379	2.9
Application Software	17,270	2.6	22,590	3.0
Asset Management & Custody Banks	10,251	1.5	—	—
Automotive Retail	14,791	2.2	15,286	2.1
Broadcasting	8,041	1.2	8,027	1.1
Building Products	26,987	4.1	44,184	5.9
Cable & Satellite	14,326	2.2	14,526	2.0
Commodity Chemicals	15,333	2.3	15,172	2.0
Construction & Engineering	—	—	11,086	1.5
Construction Materials	8,380	1.3	7,673	1.0
Consumer Finance	8,383	1.3	9,628	1.3
Data Processing & Outsourced Services	43,308	6.5	32,864	4.4
Department Stores	13,172	2.0	13,538	1.8
Distributors	3,630	0.5	4,025	0.5
Diversified Chemicals	14,574	2.2	18,360	2.5
Diversified Support Services	11,530	1.7	11,618	1.6
Education Services	13,549	2.0	13,398	1.8
Electric Utilities	10,352	1.6	10,296	1.4
Electronic Equipment & Instruments	—	—	6,687	0.9
Environmental & Facilities Services	13,379	2.0	32,998	4.4
Health Care Facilities	10,498	1.6	25,576	3.4
Health Care Services	33,639	5.1	58,055	7.8
Health Care Supplies	23,012	3.5	—	—
Heavy Electrical Equipment	11,065	1.7	11,088	1.5
Home Furnishings	23,749	3.6	24,017	3.2
Household Appliances	5,686	0.9	—	—
Household Products	11,745	1.8	11,773	1.6
Industrial Machinery	8,226	1.2	—	—
Interactive Media & Services	10,330	1.6	20,157	2.7
Internet & Direct Marketing Retail	40,976	6.2	45,668	6.1
Investment Banking & Brokerage	18,770	2.8	19,603	2.6
IT Consulting & Other Services	15,758	2.4	19,162	2.6
Leisure Facilities	22,138	3.3	22,142	3.0
Leisure Products	5,742	0.9	3,072	0.4
Life Sciences Tools & Services	4,900	0.7	4,925	0.7
Office Services & Supplies	21,405	3.2	20,921	2.8
Other Diversified Financial Services	3,489	0.5	3,492	0.5
Packaged Foods & Meats	10,909	1.6	10,862	1.5
Personal Products	13,898	2.1	12,260	1.6
Real Estate Operating Companies	—	—	5,431	0.7
Research & Consulting Services	31,764	4.8	23,822	3.2
Specialized Consumer Services	38,355	5.8	36,225	4.9
Specialized Finance(1)	—	—	—	—
Systems Software	17,909	2.6	19,160	2.6
Technology Hardware, Storage & Peripherals	16,445	2.4	23,117	3.1
Total(1)	$664,200	100.0%	$743,601	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

As of June 30, 2022, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey, and Arcole Acquisition Corp and Trimlite Buyer, LLC, which are domiciled in Canada. As of June 30, 2022 and December 31, 2021, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.5 years and 3.8 years, respectively.

As of June 30, 2022 there were no loans on non-accrual status. As of December 31, 2021, the total fair value of non-accrual loans was $10,046.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for six months ended June 30, 2022:

		Dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2021	Purchases	Sales	Gain (Loss)	(Depreciation)	2022
Non-controlled affiliates
Arcole Holding Corporation	Equity	$240	$6,874	$—	$—	$—	$(399)	$6,475
PlayMonster LLC	First Lien Secured Revolving Loan	13	—	1,088	(1,088)	—	—	—
Playmonster Group LLC	First Lien Secured Loan	120	—	3,489	—	—	—	3,489
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	3,600	—	—	(1,347)	2,253
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	460	—	—	(460)	—
Total Non-controlled affiliates		$373	$6,874	$8,637	$(1,088)	$—	$(2,206)	$12,217
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$2,586	$60,000	$20,000	$—	$—	$—	$80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	2,997	15,607	5,000	—	—	1,672	22,279
Total Controlled affiliates		$5,583	$75,607	$25,000	$—	$—	$1,672	$102,279
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC, with a total cost basis of $7,045, converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. On June 24, 2022, the PlayMonster LLC first lien secured revolving loan investment was fully realized. A portion of the PlayMonster LLC first lien revolving loan investment restructured into the existing Playmonster Group LLC first lien secured term loan, with a total cost basis of $437.

For the three months ended June 30, 2022, the Company recovered $1,725 on an equity investment to the RCS Creditor Trust Class B Units and is reported as a non-controlled affiliate realized gain in the consolidated statements of operations. The Company previously recovered $562 on the RCS Creditor Trust Class B Units during the three months ended December 31, 2021.

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2021:

		Dividends and	Beginning Fair				Net Change in	Ending Fair
		interest	Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2020	Purchases	Sales	Gain (Loss)	(Depreciation)	2021
Non-controlled affiliates
Arcole Holding Corporation	Equity	$897	$6,448	$—	$—	$—	$426	$6,874
NMFC Senior Loan Program I LLC Units	Equity	293	9,269	—	(10,000)	—	761	—
Total Non-controlled affiliates		$1,190	$15,717	$—	$(10,000)	$—	$1,187	$6,874
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$3,307	$41,073	$18,927	$—	$—	$—	$60,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	4,907	10,167	4,732	—	—	708	15,607
Total Controlled affiliates		$8,214	$51,240	$23,659	$—	$—	$708	$75,607
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

June 30, 2022

(in thousands, except share and per share data)

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into a limited liability company operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware limited liability company. STRS Ohio and the Company committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. In July 2019, STRS JV formally launched operations. STRS JV invests primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate such as LIBOR or SOFR and have a term of three to six years.

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

As of June 30, 2022 and December 31, 2021, STRS JV had total assets of $336,541 and $273,523, respectively. STRS JV’s portfolio consisted of debt investments in 32 and 28 portfolio companies as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $20,086 and $23,483, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $79,121 and $83,057 as of June 30, 2022 and December 31, 2021, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of June 30, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2021, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $20,000 and $15,000 and advances of the subordinated notes of $80,000 and $60,000 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded.

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

June 30, 2022

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

As of June 30, 2022, the STRS JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as LIBOR, Sterling Overnight Index Average (“SONIA”) or CDOR plus 2.35% for borrowings up to $175,000 and SOFR plus 2.50% for USD borrowings above $175,000. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of June 30, 2022, STRS JV had $181,678 of outstanding borrowings and an effective interest rate of 2.9% per annum under the STRS JV Credit Facility.

As of December 31, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as LIBOR, SONIA or CDOR plus 2.35%. As of December 31, 2021, STRS JV had $146,782 of outstanding borrowings and an effective interest rate of 2.5% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of June 30, 2022:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.25%	02/18/22	12/15/26	9,239	$9,074	$9,045
I&I Sales Group, LLC (d/b/a Avision Sales Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	8.25%	03/11/22	12/15/26	394	387	396
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.25%	02/18/22	12/15/26	—	—	(2)
								9,461	9,439
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.25%	02/17/22	06/15/26	3,600	3,538	3,553
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.25%	02/17/22	06/15/26	—	—	2
								3,538	3,555
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.88%	01/21/21	12/31/26	13,421	13,204	13,421
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.88%	01/21/21	12/31/26	—	—	25
								13,204	13,446
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.25%	11/09/20	11/05/25	14,342	14,147	14,342
								14,147	14,342
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.50%	8.13%	12/31/19	03/18/25	8,647	8,546	8,627
								8,546	8,627
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	9.18%	01/22/20	12/19/24	20,360	15,593	15,664
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	9.18%	01/22/20	12/19/24	—	—	2
								15,593	15,666
Diversified Support Services
Quest Events, LLC(10)	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.75% (8.25% Cash + 0.50% PIK)	07/19/19	12/28/24	11,944	11,846	11,105
Quest Events, LLC(10)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.25% (7.75% Cash + 0.50% PIK)	07/19/19	12/28/24	468	463	406
								12,309	11,511
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.75%	06/28/21	04/30/26	13,535	13,323	13,247
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	8.14%	06/28/21	04/30/26	348	343	338
								13,666	13,585
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.81%	03/01/22	12/29/26	11,363	11,183	11,170
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.81%	03/01/22	12/29/26	—	—	(3)
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.81%	03/01/22	12/29/26	—	—	(1)
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	L+ 5.59%	7.25%	01/22/20	12/26/24	7,509	7,423	7,503
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 5.59%	7.25%	01/22/20	12/26/24	—	—	5
								18,606	18,674

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	E + 6.25%	7.25%	05/04/22	04/28/28	6,676	$6,888	$6,858
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SF+ 6.00%	7.18%	05/04/22	04/28/28	1,017	997	997
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Revolving Loan	1.00%	E + 6.25%	7.25%	05/04/22	04/29/27	419	437	435
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Revolving Loan	1.00%	SF+ 6.00%	7.25%	05/04/22	04/29/27	—	—	—
								8,322	8,290
Industrial Machinery
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.54%	02/18/22	02/01/27	8,229	8,078	8,101
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.44%	02/18/22	02/01/27	274	269	271
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SF+ 6.25%	8.57%	03/25/22	03/08/27	6,942	6,845	6,880
								15,192	15,252
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.17%	07/19/19	07/01/25	19,105	18,882	19,105
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	8.17%	07/19/19	07/01/25	—	—	10
								18,882	19,115
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.17%	05/19/20	05/15/25	7,228	7,149	7,228
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	8.17%	05/19/20	05/15/25	2,542	2,529	2,542
								9,678	9,770
IT Consulting & Other Services
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.69%	07/16/21	05/04/26	2,851	3,876	3,447
Cennox Holdings Limited (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	L+ 6.25%	8.28%	06/28/22	05/04/26	9,506	9,857	9,764
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	7.69%	07/16/21	05/04/26	864	1,175	1,044
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	8.50%	01/27/21	12/31/26	11,207	11,037	11,095
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.48%	01/27/21	12/31/26	3,022	2,972	2,993
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.88%	01/27/21	12/31/26	676	665	673
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.00%	7.15%	08/10/21	09/02/26	6,118	6,017	6,034
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	P+ 5.00%	9.75%	08/10/21	09/02/26	215	212	213
								35,811	35,263
Leisure Products
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Term Loan	1.00%	L+ 5.50%	7.17%	11/30/21	11/19/26	3,887	3,852	3,860
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.50%	6.56%	11/30/21	11/19/26	5,133	5,088	5,103
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.50%	6.56%	11/30/21	11/19/26	—	—	1
								8,940	8,964
Packaged Foods & Meats
Mikawaya Holdings, LLC (aka MyMo)	First Lien Secured Term Loan	1.25%	L+ 5.50%	7.15%	02/18/20	01/29/25	3,011	2,979	3,011
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SF+ 7.25%	8.88% (7.38% Cash + 1.50% PIK)	10/21/19	06/28/25	7,205	7,131	6,843
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	L+ 8.75%	10.75% (8.75% Cash + 2.00% PIK)	12/29/20	12/16/25	3,851	3,799	3,735
Stella & Chewy's LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 8.75%	10.94% (8.94% Cash + 2.00% PIK)	03/26/21	12/16/25	1,365	1,355	1,324
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 8.50%	10.00% (9.75% Cash + 0.25% PIK)	03/20/20	02/28/25	9,001	8,941	9,001
								24,205	23,914

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.25%	10/21/19	08/13/25	3,703	$3,646	$3,703
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.25%	10/21/19	08/13/25	—	—	8
								3,646	3,711
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	E + 6.00%	7.00%	12/16/21	11/01/27	12,349	13,689	12,715
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.33%	12/16/21	11/01/27	986	969	971
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.97%	12/16/21	11/01/27	897	881	883
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.97%	12/16/21	11/01/27	—	—	3
								15,539	14,572
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.29%	12/28/21	10/19/26	9,701	9,534	9,534
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.29%	02/18/22	10/19/26	1,276	1,258	1,251
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.29%	02/18/22	10/19/26	—	—	—
								10,792	10,785
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SF+ 6.00%	7.60%	03/01/22	01/21/27	8,991	8,826	8,778
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SF+ 6.00%	7.60%	03/01/22	01/21/27	—	—	(4)
								8,826	8,774
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	L+ 5.75%	8.00%	07/15/21	06/23/27	8,910	8,817	8,910
								8,817	8,910
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,440	8,369	8,440
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,404	1,392	1,404
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.02%	06/25/21	12/15/26	543	538	543
								10,299	10,387
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.44%	05/19/20	03/10/25	7,264	7,182	7,140
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SF+ 6.50%	8.13%	08/10/21	07/30/27	15,182	14,924	14,989
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 6.50%	8.13%	08/10/21	07/30/27	—	—	19
								22,106	22,148
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.89%	06/22/21	02/24/26	10,084	9,923	10,065
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.89%	06/22/21	02/24/26	—	—	11
								9,923	10,076

Total Investments								$320,048	$318,776

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	433 CAD	$338 USD	7/29/22	$2	$—
Morgan Stanley		£277 GBP	$348 USD	7/29/22	11	—
Total					$13	$—

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, SOFR, CDOR, Canada Prime, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”).
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 954% of STRS JV’s members’ equity or 95% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

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

June 30, 2022

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,482	$8,404	$8,482
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,411	1,397	1,411
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5
								9,801	9,898
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,304	7,207	7,230
PS Lightwave, Inc.(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	5
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	7,629	7,487	7,489
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	1
								14,694	14,725
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	10,135	9,951	10,101
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	—	—	12
								9,951	10,113

Total Investments								$260,472	$259,510

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	856 CAD	$692 USD	1/27/2022	$15	$—
Morgan Stanley		£175 GBP	$241 USD	1/27/2022	4	—
Total					$19	$—

(1)	Except as noted, all investments provide collateral for the Company’s Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, CDOR, or Prime. The one, three and six-month LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The one, three and six-month GBP LIBOR were 0.19%, 0.26% and 0.47%, respectively, as of December 31, 2021. The three month Euro EurIBOR, CDOR and Prime were (0.57)%, 0.52% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the portfolio represented 998% of the Company’s members’ equity or 95% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the Company’s Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

As of June 30, 2022 and December 31, 2021, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of June 30, 2022 and December 31, 2021, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $28,345, and $22,883 under delayed draw term loan commitments and undrawn revolvers as of June 30, 2022 and December 31, 2021, respectively.

Below is certain summarized financial information for STRS JV as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

Selected Balance Sheet Information ($ in thousands)	As of June 30, 2022	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $320,048 and $260,472, respectively)	$318,776	$259,510
Cash and cash equivalents	14,098	13,004
Interest receivable	2,473	735
Unrealized appreciation on foreign currency forward contracts	13	19
Other assets	1,181	255
Total assets	$336,541	$273,523
Liabilities
Credit facility	$179,710	$145,003
Note payable to members	120,000	100,000
Interest payable on credit facility	464	282
Interest payable on notes to members	2,189	1,575
Other liabilities	760	651
Total liabilities	303,123	247,511
Members’ equity	33,418	26,012
Total liabilities and members’ equity	$336,541	$273,523

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information ($ in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Interest income	$7,216	$3,980	$13,127	$8,582
Total investment income	$7,216	$3,980	$13,127	$8,582
Interest expense on credit facility	1,645	971	2,885	1,958
Interest expense on notes to members	2,189	1,228	3,981	2,426
Administrative fee	165	103	314	195
Other expenses	150	112	385	229
Total expenses	$4,149	$2,414	$7,565	$4,808
Net investment income	3,067	1,566	5,562	3,774
Net realized gains (losses) on investments and foreign currency transactions	41	8	120	(59)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	1,640	384	1,592	334
Net increase in members’ equity resulting from operations	$4,748	$1,958	$7,274	$4,049

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2022 and year ended December 31, 2021, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$614,859	$614,859
Second lien secured loans	—	—	22,063	22,063
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	80,000	80,000
Equity (excluding STRS JV)	—	—	27,111	27,111
Equity in STRS JV(1)	—	—	—	22,279
Total investments	$—	$—	$744,200	$766,479
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s investments in forward currency contracts, which were valued at zero as of June 30, 2022, are characterized in Level 2 of the hierarchy.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended June 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$648,770	$23,780	$167	$80,000	$26,878	$779,595
Funding of investments	66,851	—	—	—	10	66,861
Non-cash interest income	422	2	—	—	—	424
Accretion of discount	1,609	22	—	—	—	1,631
Proceeds from paydowns and sales	(99,505)	—	—	—	(1,741)	(101,246)
Conversions	—	—	—	—	—	—
Realized gains (losses)	145	—	—	—	1,741	1,886
Net unrealized (depreciation) appreciation	(3,433)	(1,741)	—	—	223	(4,951)
Fair value, end of period	$614,859	$22,063	$167	$80,000	$27,111	$744,200
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2022	$(2,719)	$(1,741)	$—	$—	$222	$(4,238)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Six months ended June 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	169,774	—	—	20,000	677	190,451
Non-cash interest income	954	2	—	—	—	956
Accretion of discount (premium)	2,933	43	—	—	—	2,976
Proceeds from paydowns and sales	(245,386)	—	—	—	(1,851)	(247,237)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(17,039)	(1,024)	—	—	1,765	(16,298)
Net unrealized (depreciation) appreciation	10,451	(608)	—	—	(92)	9,751
Fair value, end of period	$614,859	$22,063	$167	$80,000	$27,111	$744,200
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2022	$(1,983)	$(1,634)	$—	$—	$(93)	$(3,710)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended June 30, 2021	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$522,620	$15,028	$—	$44,529	$23,899	$606,076
Funding of investments	103,195	14,550	—	5,280	660	123,685
Non-cash interest income	191	1	—	—	—	192
Accretion of discount	944	25	—	—	(25)	944
Proceeds from paydowns and sales	(66,590)	(85)	—	—	(9,442)	(76,117)
Realized gains	8	—	—	—	(563)	(555)
Net unrealized (depreciation) appreciation	2,469	195	—	—	1,504	4,168
Fair value, end of period	$562,837	$29,714	$—	$49,809	$16,033	$658,393
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2021	$2,601	$194	$—	$—	$1,043	$3,838

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Six months ended June 30, 2021	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	175,252	14,550	331	8,736	660	199,529
Non-cash interest income	684	2	—	—	—	686
Accretion of discount	3,434	96	—	—	(25)	3,505
Proceeds from paydowns and sales	(207,816)	(12,670)	(331)	—	(9,442)	(230,259)
Realized losses	8,168	—	—	—	(563)	7,605
Net unrealized (depreciation) appreciation	(5,465)	140	—	—	2,084	(3,241)
Fair value, end of period	$562,837	$29,714	$—	$49,809	$16,033	$658,393
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2021	$3,901	$195	$—	$—	$1,323	$5,419

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	June 30, 2022	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$367,583	Discounted cash flows	Discount rate	8.5% – 33.1% (12.0%)
	29,987	Recent transaction	Transaction price	90.3 – 100.0 (94.9)
	179,290	Discounted cash flows and Recent transaction	Discount rate	6.8% – 13.5% (10.8%)
			Transaction price	97.6 – 98.9 (98.2)

	7,571	Discounted cash flows and Market quote	Discount Rate	9.9%
			Market Quote	90.5
	30,428	Expected repayment	Transaction price	100.0 – 102.0 (101.2)
	$614,859

Second lien secured loans	$3,273	Discounted cash flows	Discount rate	36.0%
	4,900	Discounted cash flows and Recent transaction	Transaction price	98.6
			Discount rate	12.1%
	13,890	Discounted cash flows and Market quote	Discount Rate	13.7%
			Market Quote	80.0
	$22,063

Subordinated Notes	$80,000	Enterprise value	–	–
	167	Discounted cash flows and Recent transaction	Discount Rate	4.1%
			Transaction price	100.0
	$80,167

Preferred Equity	$3,093	Discounted cash flows and Enterprise value	Discount Rate	17.0% – 24.8% (22.7%)
			Exit EBITDA Multiple	9.0x
			EBITDA Multiple Range	4.4x - 5.1x (4.8x)
			Discount for lack of marketability	10.0%
	2,190	Enterprise value	EBITDA Multiple Range	6.0x – 7.9x (7.1x)
	$5,283

Common Equity	$3,992	Discounted cash flows	Discount rate	12.6% – 26.5% (18.5%)
			Exit EBITDA Multiple	7.5x – 11.0x (9.5x)
	7,125	Discounted cash flows and Enterprise value	Discount Rate	12.0%
			Exit EBITDA Multiple	6.0x – 11.0x (10.5x)
			EBITDA Multiple Range	3.8x - 6.6x (5.2x)
	1,163	Enterprise value	Discount Rate	16.9%
			Exit EBITDA Multiple	8.9x
			EBITDA Multiple Range	13.2x
	185	Collateral value and Recent transaction	Transaction price	$1.00 per share
			EBITDA Multiple Range	8.1x
			Discount for lack of marketability	10.0%
	2,241	Collateral value	EBITDA Multiple Range	6.0x – 10.0x (7.9x)
			Discount for lack of marketability	15.0%
	1,376	Recent transaction and Enterprise value	Transaction price	10.0 - 1,000.0 (215.9 per share)
			EBITDA Multiple Range	6.0x – 14.5x (10.9x)
	$16,082

Warrant	3,489	Discounted cash flows and Option-pricing method	Discount rate	29.7%
			Exit EBITDA multiple	5.5x
			Volatility	3.2%
			Discount for lack of marketability	15.0%
	2,257	Discounted cash flows	Discount Rate	23.3% – 26.9% (26.8%)
			Exit EBITDA Multiple	8.6x – 10.3x (10.2x)
			Discount for lack of marketability	15.0%
	$5,746
Total Level 3 Investments	$744,200

(1)	Unobservable inputs were weighted by the relative fair value of the investments.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2021	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$358,921	Discounted cash flows	Discount rate	4.5% – 21.8% (9.8%)
			Exit EBITDA multiple	5.5x – 15.0x (8.3x)
	209,892	Recent transaction	Transaction price	94.5 – 99.1 (97.9)
	113,808	Discounted cash flows and Recent transaction	Discount rate	7.2% – 10.3% (8.6%)
			Transaction price	97.5 – 98.8 (98.4)
			Exit EBITDA multiple	7.0x – 11.0x (9.5x)
	7,542	Guideline public companies	LTM EBITDA multiple	5.1x
	7,069	Expected repayment	-	-
	$697,232

Second lien secured loans	$18,725	Discounted cash flows	Discount rate	11.5% – 22.3% (14.2%)
			Exit EBITDA multiple	6.5x – 8.5x (8.0x)
	4,925	Recent transaction	Transaction price	98.5
	$23,650

Subordinated Notes	$60,000	Enterprise value	-	-
	167	Recent transaction	Transaction price	100.0
	$60,167

Preferred Equity	$1,018	Similar transactions	LTM EBITDA multiple	9.7x
			Discount for lack of marketability	15.0%
	786	Discounted cash flows and Guideline public companies	Discount Rate	17.3%
			Exit EBITDA Multiple	11.0x
			LTM EBITDA Multiple	7.9x
			NFY EBITDA Multiple	7.5x
			Discount for lack of marketability	10.0%
	1,007	Recent transaction	Transaction price	$1.00 – $56.30 ($47.13) per share
	$2,811

Common Equity	$3,602	Discounted cash flows	Discount rate	13.0% – 22.7% (15.0%)
			Exit EBITDA Multiple	8.6x – 10.0x (9.6x)
			Discount for lack of marketability	10.0% – 15.0% (10.3%)
	8,124	Discounted cash flows, Guideline public companies and Expected repayment	Discount rate	14.0% – 19.0% (18.2%)
			Exit EBITDA Multiple	8.0x – 11.0x (10.5x)
			NFY EBITDA Multiple	8.6x – 10.8x (8.9x)
			Discount for lack of marketability	10.0%
			Transaction price	$1.00 per share
	2,052	Similar transactions	LTM EBITDA Multiple	6.0x – 13.4x (10.5x)
	1,502	Recent transaction	Transaction price	$1.00 – $1,000.00 ($289.95) per share
	$15,280

Warrant	4,461	Discounted cash flows and Option-pricing method	Discount rate	22.7% – 29.5% (29.2%)
			Exit EBITDA multiple	5.5x – 8.6x (5.9x)
			Volatility	3.5% – 8.7% (3.6%)
			Discount for lack of marketability	15.0%
	$4,461

Total Level 3 Investments	$803,601
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. The valuation methods

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

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

The following table presents the principal amount and fair value of the Company’s borrowings as of June 30, 2022 and December 31, 2021. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date.

		As of June 30, 2022		As of December 31, 2021
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$238,738	$254,138	$291,637	$302,147
6.000% 2023 Notes	3	30,000	30,874	30,000	31,802
5.375% 2025 Notes	3	40,000	39,312	40,000	40,687
5.375% 2026 Notes	3	10,000	9,683	10,000	10,091
4.000% 2026 Notes	3	75,000	71,438	75,000	74,957
5.625% 2027 Notes	3	10,000	9,649	10,000	10,097
4.250% 2028 Notes	3	25,000	23,434	25,000	24,861
		$428,738	$438,528	$481,637	$494,642

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 181.0% and 172.6%, respectively.

Total borrowings outstanding and available as of June 30, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$238,738	$235,987	$96,262
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,805	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,563	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,870	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,479	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,864	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,667	—
Total debt			$428,738	$423,235	$96,262

Total borrowings outstanding and available as of December 31, 2021, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$291,637	$288,985	$43,363
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,717	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,497	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,856	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,404	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,851	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,648	—
Total debt			$481,637	$475,958	$43,363

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

June 30, 2022

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

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and SOFR plus 2.50% on borrowings above $285,000. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities as collateral with a fair value of approximately $626,678 as of June 30, 2022 The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2022, the Company had $238,738 in outstanding borrowings and $96,262 undrawn under the Credit Facility. Weighted average outstanding borrowings were $257,531 and $284,340 at a weighted average interest rate of 3.28% and 2.95% for the three and six months ended June 30, 2022. As of June 30, 2022, the interest rate in effect on outstanding borrowings was 4.03%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of June 30, 2022, $96,262 was available to be drawn by the Company based on these requirements.

As of December 31, 2021, the Company had $291,637 in outstanding borrowings and $43,363 undrawn under the Credit Facility. As of December 31, 2021, the weighted average outstanding borrowings were $245,934 at a weighted average interest rate of 2.60%. As of December 31, 2021, the interest rate in effect on outstanding borrowings was 2.55%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2021, $43,363 was available to be drawn by the Company based on these requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

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

June 30, 2022

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on August 4, 2022. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table details our management fee expenses for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
Management Fee ($ in thousands)	2022	2021	2022	2021
Base management fee	$3,908	$3,357	$7,859	$6,701
Base management fee waived	—	—	—	—
Total management fees	$3,908	$3,357	$7,859	$6,701

As of June 30, 2022 and December 31, 2021, management fees payable on the consolidated statements of assets and liabilities were $3,908 and $3,766, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
Performance-based Incentive Fee ($ in thousands)	2022	2021	2022	2021
Income incentive fee	$1,943	$1,746	$3,935	$3,674
Capital gains incentive fee	(106)	882	(671)	996
Performance-based incentive fees waived	—	—	—	—
Total performance-based incentive fees	$1,837	$2,628	$3,264	$4,670

As of June 30, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities were $5,176 and $7,958, respectively. As of June 30, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities include $1,132 and $1,803, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During the three and six months ended June 30, 2022, the Company incurred $170 and $341 of allocated administrative service fees. During the three and six months ended June 30, 2021, the Company incurred $170 and $341 of allocated administrative service fees.

Co-investments with Related Parties: As of June 30, 2022 and December 31, 2021, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of June 30, 2022 and December 31, 2021, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,386,614 and $4,502,807, respectively.

STRS JV: For the three and six months ended June 30, 2022, the Company sold $17,754 and $100,415 of investments to STRS JV and recognized $68 and $65 of net realized gains. For the three and six months ended June 30, 2021, the Company sold $31,751and $60,694 of investments to STRS JV at fair value. For the three and six months ended June 30, 2021, the Company recognized net realized losses of $26 and net realized gains of $157, respectively.

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

The balance of unfunded commitments to extend credit was $34,547 and $53,113 as of June 30, 2022 and December 31, 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of June 30, 2022 and December 31, 2021:

Unfunded Commitments(1) ($ in thousands)	As of June 30, 2022	As of December 31, 2021
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$294	$—
Bridgepoint Healthcare, LLC	1,588	1,588
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	2,031
Claridge Products and Equipment, LLC	91	491
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	—	438
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	619
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,083
Industrial Specialty Services USA LLC	165	1,182
Inspired Beauty Brands, Inc.	531	531
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	—	592
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	—	403
Juniper Landscaping Holdings LLC	—	597
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	—	560
LMG Holdings, Inc.	—	414
Maxitransfers Blocker Corp.	1,038	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	1,182	1,182
MSI Information Services, Inc.	569	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	118	132
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	946	963
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	296
PG Dental New Jersey Parent, LLC	352	232
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	3,030	3,030
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	—	1,013
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	795	795
The Kyjen Company, LLC (d/b/a Outward Hound)	235	554
Trimlite Buyer LLC (d/b/a Trimlite LLC)	—	1,473
Total unfunded revolving loan commitments	16,084	25,053

Delayed Draw Loan Commitments:
BBQ Buyer, LLC (d/b/a BBQ Guys)	—	854
Bridgepoint Healthcare, LLC	794	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	4,063	4,063
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	—	1,062
EducationDynamics, LLC	1,709	1,709
Empire Office, Inc.	4,926	4,926
Grupo HIMA San Pablo, Inc.	—	667
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,514
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	2,699
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	—	1,188
Juniper Landscaping Holdings LLC	—	2,387
JZ Capital Partners Ltd.	5,714	—
PlayMonster LLC	—	2,867
Source Code Holdings, LLC (d/b/a Source Code Corporation)	—	2,185
Telestream Holdings Corporation	346	—
True Blue Car Wash, LLC	911	1,145
Total unfunded delayed draw loan commitments	18,463	28,060
Total Unfunded Commitments	$34,547	$53,113

(1) Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

As of June 30, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three and six months ended June 30, 2022 and subsequent to June 30, 2022, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies were and may continue to be adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

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

Since the commencement of the ATM Program, the Company sold 276,360 shares of its common stock under the ATM Program at a weighted-average price of $15.77 per share, which amounted to $4,359 in gross proceeds. The Company received net proceeds of $4,272 after deducting commissions to the sales agent, but before offering expenses. As of June 30, 2022, the Company had $30,641 available under the ATM Program. As of December 31, 2021, the Company had $30,893 available under the ATM Program.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

$33,700 before offering expenses, which was at or above the Company’s net ass value per share at the time of the offering and the overallotment option.

The following table summarizes the total shares issued and proceeds received, before offering expenses, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,
($ in thousands except share and per share amounts)	2022	2021
Shares Issued from ATM Program	16,678	162,055
Shares Issued from DRIP	63,743	14,509
Total Shares Issued	80,421	176,564
Proceeds, before offering expenses	$1,225	$2,792
Average Price Per Share(1)	$15.23	$15.81

(1)	The average price per share for three and six months ended June 30, 2022 and 2021, inclusive of offering expenses, was $13.72 and $15.34 per share, respectively.

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2022	2021
Per share data:(1)
Net asset value, beginning of period	$15.10	$15.23
Investment operations:
Net investment income	0.71	0.66
Net realized and unrealized gains(losses) on investments and foreign currency transactions	(0.15)	0.24
Net increase in net assets resulting from operations	0.56	0.90
Distributions declared from net investment income	(0.71)	(0.71)
Net asset value, end of period	$14.95	$15.42
Total annualized return based on market value(2)	(30.70)%	19.11%
Total annualized return based on net asset value	7.48%	11.85%
Net assets, end of period	$347,425	$319,621
Per share market value at end of period	$13.14	$14.90
Shares outstanding end of period	23,243,088	20,722,596
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	11.67%	10.75%
Ratio of incentive fees to average net assets	1.87%	2.96%
Ratio of total expenses to average net assets(4)	13.54%	13.71%
Ratio of net investment income to average net assets(4)	9.41%	8.69%
Portfolio turnover ratio	21.43%	28.93%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2022

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share and per share amounts)	2022	2021	2022	2021
Net increase in net assets resulting from operations	$7,349	$10,511	$13,056	$18,680
Weighted average shares outstanding	23,240,651	20,626,340	23,215,792	20,589,159
Basic and diluted per share net increase in net assets resulting from operations	$0.32	$0.51	$0.56	$0.91

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	our ability to continue to effectively manage our business and our business prospects and the prospects of our prospective portfolio companies, due to the significant disruptions caused by the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the war between Russia and Ukraine and the renewed lockdowns in China due to the ongoing COVID-19 pandemic;
●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest index rate such as the London Interbank Offered Rate, or LIBOR, or the Secured Overnight Financing Rate, or SOFR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of June 30, 2022, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of June 30, 2022, nearly all of our debt investments at fair value were at floating rates, which are generally based on a floating index rate such as LIBOR or SOFR, and many of which are subject to certain floors. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Our management team has sought strategies that will help us weather periods of economic decline. We have attempted to avoid deeply cyclical sectors and have only made loans where we believed a repeat of the financial crisis in 2008 would allow us to recover 100% of our loans. Additionally, we have taken a conservative position on the Company’s liquidity, making sure we have a top-tier leverage partner and very significant cushion against default.

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

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of June 30, 2022, SOFR is utilized as the floating benchmark rate on investments to thirteen of our portfolio companies. As of June 30, 2022, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings above $285.0 million. We expect any new credit facilities that we enter into subsequent to June 30, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

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

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a spread over LIBOR or an equivalent index rate. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as fee income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

None.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021

Set forth below are the consolidated results of operations for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Total investment income	$20,000	$17,343	$2,657	$40,034	$35,313	$4,721
Total expenses	12,123	11,243	880	23,618	21,613	2,005
Net investment income	7,877	6,100	1,777	16,416	13,700	2,716
Net realized gains/(losses) on investments and foreign currency transactions	2,342	(563)	2,905	(16,123)	7,598	(23,721)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(2,870)	4,974	(7,844)	12,763	(2,618)	15,381
Net increase in net assets resulting from operations	$7,349	$10,511	$(3,162)	$13,056	$18,680	$(5,624)

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

Consolidated operating results for the three and six months ended June 30, 2022 and 2021 are as follows:

Net Investment Income

Net investment income for the three and six months ended June 30, 2022 totaled $7.9 million and $16.4 million, respectively. Net investment income for the three and six months ended June 30, 2021 totaled $6.1 million and $13.7 million, respectively. Net investment income increased by $1.8 million and $2.7 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

Investment income increased by $2.7 million and $4.7 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 primarily attributable to higher interest income earned from investments in portfolio companies due to a larger investment portfolio. Investment income generated from our STRS JV subordinated notes and equity investments increased by $1.0 million and $1.4 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 as a result of a larger investment portfolio and the increased economic interest to 66.67% from 60.0%, starting in February 2022. The investment income increase was partially offset by lower dividend income of $0.6 million and $0.7 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 primarily due to higher dividends received from Arcole Holding Corporation in 2021.

Operating Expenses

The following table summarizes our expenses for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Interest expense	$4,945	$3,811	$1,134	$9,719	$7,613	$2,106
Base management fees	3,908	3,357	551	7,859	6,701	1,158
Performance-based incentive fees	1,837	2,628	(791)	3,264	4,670	(1,406)
Administrative service fees	170	170	—	341	341	—
General and administrative expenses	1,088	875	213	2,036	1,696	340
Total expenses, before excise tax	$11,948	$10,841	$1,107	23,219	21,021	2,198
Excise tax	175	402	(227)	399	592	(193)
Total expenses, including excise tax	$12,123	$11,243	$880	$23,618	$21,613	$2,005

Interest expense increased $1.1 million and $2.1 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021, primarily due to a higher borrowing base and higher weighted average interest rates.

Base management fees increased by $0.6 million and $1.2 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021 due to higher gross assets.

Performance-based incentive fees decreased by $0.8 million and $1.4 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021, mainly attributable to the impact of the reversal of capital gains incentive fee accrual for the three and six months ended June 30, 2022.

General and administrative expenses increased by $0.2 million and $0.3 million for the three and six months ended June 30, 2022 from the three and six months ended June 30, 2021, primarily due to higher professional fees.

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

Excise tax was $0.2 million and $0.4 million for the three and six months ended June 30, 2022. Excise tax was $0.4 million and $0.6 million for the three and six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, we accrued a net federal excise tax expense of $0.4 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
AG Kings Holdings Inc.(1)	$0.6	$—	$0.6	$7.5
BW Gas & Convenience Holdings, LLC	—	—	—	0.2
Cennox, Inc.	0.1	—	0.1	—
Drew Foam Companies Inc.	—	—	—	(0.1)
Grupo HIMA San Pablo, Inc.	—	—	(18.3)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	—	0.1	—
RCS Capital Corporation(2)	1.7	—	1.7	—
RLJ Pro-Vac, Inc.	0.1	—	0.1	—
Vero Parent, Inc.	—	—	—	0.5
Vessco Holdings, LLC	(0.1)	(0.6)	(0.1)	(0.6)
Other(3)	—	—	—	0.1
Total net realized (losses)/gains on investments	$2.4	$(0.6)	$(15.8)	$7.6
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Amount represents a recovery from a previously realized equity investment.
(3)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and six months ended June 30, 2022 and 2021:

	Three months ended		Six months ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross unrealized appreciation on investments(1)	$4.2	$5.4	$8.1	$9.6
Gross unrealized depreciation on investments	(6.9)	(0.7)	(6.5)	(3.6)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.9)	0.3	10.4	(8.5)
Total unrealized appreciation (depreciation) on investments	$(3.6)	$5.0	$12.0	$(2.5)
(1)	The three and six months ended June 30, 2022 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.4 million and $1.2 million, respectively. The three and six months ended June 30, 2021 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $1.0 million.

During the six months ended June 30, 2022, the realization from Grupo HIMA San Pablo, Inc. generated a net realized and unrealized loss of $6.9 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2022 and December 31, 2021, we had commitments to fund approximately $34.5 million and $53.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $64.2 million during the six months ended June 30, 2022, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $68.4 million during the six months ended June 30, 2022, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of June 30, 2022, we had cash and cash equivalent resources of $18.6 million, including $9.4 million of restricted cash. As of June 30, 2022, we had approximately $96.3 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2021, we had cash and cash equivalent resources of $22.5 million, including $10.3 million of restricted cash. As of December 31, 2021, we had approximately $43.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on the LIBOR or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of June 30, 2022, STRS JV had total assets of $336.5 million. As of December 31, 2021, STRS JV had total assets of $273.5 million.

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

As of June 30, 2022, our and STRS Ohio’s economic ownership in STRS JV were approximately 66.67% and 33.33%, respectively. As of June 30, 2022, our investment in STRS JV consisted of equity contributions and subordinated note advances of $20.0 million and $80.0 million, respectively, both of which were fully funded.

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

Below is a summary of STRS JV’s portfolio as of June 30, 2022 and December 31, 2021:

($ in thousands)	As of June 30, 2022	As of December 31, 2021
Total investments(1)	$318,776	$259,510
Weighted average effective yield on total portfolio(2)	8.7%	7.9%
Number of portfolio companies in STRS JV	32	28
Largest portfolio company investment(1)	19,115	22,967
Total of five largest portfolio company investments(1)	79,121	83,057
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of June 30, 2022		As of December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$320,048	$318,776	$260,472	$259,510
Total	$320,048	$318,776	$260,472	$259,510

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2022		As of December 31, 2021
Advertising	$9,439	3.0%	$—	—%
Air Freight & Logistics	3,555	1.1	—	—
Application Software	13,446	4.2	13,518	5.2
Building Products	14,342	4.5	16,603	6.4
Construction & Engineering	8,627	2.7	13,975	5.4
Data Processing & Outsourced Services	15,666	4.9	16,160	6.2
Diversified Support Services	11,511	3.6	10,489	4.0
Electronic Equipment & Instruments	13,585	4.3	6,687	2.6
Environmental & Facilities Services	18,674	5.9	6,872	2.6
Household Appliances	8,290	2.6	—	—
Industrial Machinery	15,252	4.8	6,815	2.6
Internet & Direct Marketing Retail	19,115	6.0	15,353	5.9
Investment Banking & Brokerage	9,770	3.1	10,054	3.9
IT Consulting & Other Services	35,263	11.1	40,697	15.7
Leisure Products	8,964	2.8	8,930	3.4
Packaged Foods & Meats	23,914	7.5	25,606	9.9
Personal Products	3,711	1.2	4,273	1.8
Pharmaceuticals	14,572	4.6	15,061	5.8
Real Estate Operating Companies	10,785	3.4	4,780	1.8
Real Estate Services	8,774	2.7	—	—
Research & Consulting Services	8,910	2.7	8,901	3.4
Systems Software	10,387	3.3	9,898	3.8
Technology Hardware, Storage & Peripherals	22,148	6.9	14,725	5.7
Trading Companies & Distributors	10,076	3.1	10,113	3.9
Total	$318,776	100.0%	$259,510	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2022 and December 31, 2021 and selected statement of operations information for the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of June 30, 2022, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of June 30, 2022, there was $238.7 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $96.3 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $626.7 million as of June 30, 2022.

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

Portfolio Investments and Yield

As of June 30, 2022, our investment portfolio consisted primarily of senior secured loans across 105 positions in 68 companies with an aggregate fair value of $766.5 million. As of June 30, 2022, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR) with three fixed-rate loan investments representing 0.4% based on fair value. As of June 30, 2022, our portfolio had an average investment size of $6.4 million based on fair value and average debt investment size of $7.9 million, with investment sizes ranging from zero to $23.5 million and a weighted average effective yield of 9.9% (and a weighted average effective yield on income-producing debt investments of 9.9%).

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

For the six months ended June 30, 2022, we invested $170.5 million in new and existing portfolio companies, offset by repayments and sales of $222.2 million. Proceeds from sales totaled $97.6 million while repayments included $6.0 million of scheduled repayments and $118.6 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of June 30, 2022		As of December 31, 2021
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$92.0	12.0%	$125.8	15.4%
2	558.4	72.8	611.9	74.7
3	107.1	14.0	73.2	8.9
4	9.0	1.2	8.3	1.0
5	—	—	—	—
Total Portfolio	$766.5	100.0%	$819.2	100.0%

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

During the three and six months ended June 30, 2022 we declared to stockholders distributions of $0.355 and $0.71 for total distributions of $8.3 million and $16.5 million. During the three and six months ended June 30, 2021 we declared to stockholders distributions of $0.355 and $0.71 per share, respectively for total distributions of $7.4 million and $14.7 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2022, we estimate that distributions to stockholders included $16.5 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2021 and current earnings for the six months ended June 30, 2022 The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2022 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)
(100)	$(4,075)	$(2,387)	$(1,688)
100	7,377	2,387	4,990
200	14,753	4,775	9,978
300	22,130	7,162	14,968
400	29,506	9,550	19,956
500	36,883	11,937	24,946

As of June 30, 2022, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. During the three and six months ended June 30, 2022, we recognized unrealized gains of $4,000 and zero respectively, in the consolidated statements of operations relating to forward currency exchange contracts. During the three and six months ended June 30, 2021, we recognized an unrealized gain of $1,000 and zero, respectively, in the consolidated statements of operations relating to forward currency exchange contracts. During both the three and six months ended June 30, 2022 we recognized realized losses of $8,000 in the consolidated statements of operations relating to forward currency exchange contracts. During both the three and six months ended June 30, 2021 we recognized realized losses of $4,000 in the consolidated statements of operations relating to forward currency exchange contracts. See Note 3 to our consolidated financial statements.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of June 30, 2022, our total outstanding indebtedness was $428.7 million and our asset coverage was 181.0%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of June 30, 2022, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2022 and (2) 150%, each at various annual returns, net of expenses and as of June 30, 2022. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(27.2)%	(16.2)%	(5.2)%	5.9%	16.9%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(38.2)%	(23.3)%	(8.5)%	6.4%	21.2%
(1)	Assumes $799.6 million in total assets, $428.7 million in debt outstanding and $347.4 million in net assets as of June 30, 2022, and an average cost of funds of 4.4%, which is our weighted average borrowing cost as of June 30, 2022.
(2)	Assumes $1,065.7 million in total assets, $694.9 million in debt outstanding and $347.4 million in net assets as of June 30, 2022, and an average cost of funds of 4.2%, which would be our weighted average borrowing cost assuming 150% asset coverage as of June 30, 2022.

Based on our outstanding indebtedness of $428.7 million as of June 30, 2022 and an average cost of funds of 4.03%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.4% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $694.9 million on an assumed 150% asset coverage ratio and an average cost of funds of 4.03%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 2.9% to cover annual interest payments on our outstanding indebtedness.

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

104 Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: August 10, 2022	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2022	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)