Form 10-Q
period 2022-09-30
WhiteHorse Finance, Inc.
filed 2022-11-14
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$650,585	$736,727
Non-controlled affiliate company investments	11,903	6,874
Controlled affiliate company investments	102,066	75,607
Total investments, at fair value (amortized cost $773,406 and $831,960, respectively)	764,554	819,208
Cash and cash equivalents	9,855	12,185
Restricted cash and cash equivalents	9,445	9,814
Restricted foreign currency (cost of $28 and $464, respectively)	17	469
Interest and dividend receivable	7,853	7,521
Amounts receivable on unsettled investment transactions	3,288	—
Escrow receivable	711	515
Prepaid expenses and other receivables	925	1,307
Unrealized appreciation on foreign currency forward contracts	10	—
Total assets	$796,658	$851,019

Liabilities
Debt	$430,992	$475,958
Distributions payable	8,251	8,222
Management fees payable	3,881	3,766
Incentive fees payable	4,335	7,958
Amounts payable on unsettled investment transactions	331	—
Interest payable	3,772	2,087
Accounts payable and accrued expenses	1,526	2,438
Advances received from unfunded credit facilities	551	839
Total liabilities	453,639	501,268

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,162,667 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	340,264	339,161
Accumulated earnings	2,732	10,567
Total net assets	343,019	349,751
Total liabilities and total net assets	$796,658	$851,019
Number of shares outstanding	23,243,088	23,162,667
Net asset value per share	$14.76	$15.10

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Investment income
From non-controlled/non-affiliate company investments
Interest income	$17,121	$15,199	$49,890	$44,159
Fee income	423	1,224	1,564	2,344
Dividend income	100	35	268	144
From non-controlled affiliate company investments
Interest income	95	—	228	—
Dividend income	21	76	261	1,042
From controlled affiliate company investments
Interest income	1,753	905	4,339	2,362
Dividend income	2,045	939	5,042	3,638
Total investment income	21,558	18,378	61,592	53,689
Expenses
Interest expense	5,632	3,842	15,351	11,456
Base management fees	3,881	3,508	11,741	10,209
Performance-based incentive fees	1,027	2,069	4,291	6,739
Administrative service fees	171	171	512	512
General and administrative expenses	884	896	2,919	2,592
Total expenses	11,595	10,486	34,814	31,508
Net investment income before excise tax	9,963	7,892	26,778	22,181
Excise tax	195	253	594	845
Net investment income after excise tax	9,768	7,639	26,184	21,336

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	236	109	(17,262)	7,714
Non-controlled affiliate company investments	—	—	1,725	—
Foreign currency transactions	(6)	(206)	(348)	(209)
Foreign currency forward contracts	—	1	(8)	(3)
Net realized gains (losses)	230	(96)	(15,893)	7,502
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(7,275)	(1,370)	5,296	(3,937)
Non-controlled affiliate company investments	(389)	792	(2,596)	1,112
Controlled affiliate company investments	(212)	860	1,459	591
Translation of assets and liabilities in foreign currencies	1,713	263	2,441	161
Foreign currency forward contracts	10	187	10	186
Net change in unrealized appreciation (depreciation)	(6,153)	732	6,610	(1,887)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(5,923)	636	(9,283)	5,615
Net increase in net assets resulting from operations	$3,845	$8,275	$16,901	$26,951

Per Common Share Data
Basic and diluted earnings per common share	$0.17	$0.40	$0.73	$1.30
Dividends and distributions declared per common share	$0.36	$0.36	$1.07	$1.07
Basic and diluted weighted average common shares outstanding	23,243,088	20,851,435	23,224,990	20,677,545

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with at-the-market offering	16,678	—	197	—	197
Stock issued in connection with dividend reinvestment plan	32,068	—	498	—	498
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,539	8,539
Net realized gains (losses) on investments	—	—	—	(18,465)	(18,465)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,633	15,633
Distributions declared	—	—	—	(8,234)	(8,234)
Balance at March 31, 2022	23,211,413	$23	$339,856	$8,040	$347,919
Stock issued in connection with at-the-market offering	—	—	(72)	—	(72)
Stock issued in connection with dividend reinvestment plan	31,675	—	480	—	480
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,877	7,877
Net realized gains (losses) on investments	—	—	—	2,342	2,342
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,870)	(2,870)
Distributions declared	—	—	—	(8,251)	(8,251)
Balance at June 30, 2022	23,243,088	$23	$340,264	$7,138	$347,425
Stock issued in connection with at-the-market offering	—	—	—	—	—
Stock issued in connection with dividend reinvestment plan	—	—	—	—	—
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	9,768	9,768
Net realized gains (losses) on investments	—	—	—	230	230
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,153)	(6,153)
Distributions declared	—	—	—	(8,251)	(8,251)
Balance at September 30, 2022	23,243,088	$23	$340,264	$2,732	$343,019

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$16,901	$26,951
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Paid-in-kind income	(1,553)	(860)
Net realized (gains) losses on investments	15,537	(7,714)
Net unrealized depreciation (appreciation) on investments	(4,159)	2,234
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(2,441)	(161)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(10)	(186)
Accretion of discount	(4,036)	(5,649)
Amortization of deferred financing costs	1,149	976
Acquisition of investments	(223,752)	(328,735)
Proceeds from principal payments and sales of portfolio investments	196,382	257,197
Proceeds from sales of portfolio investments to STRS JV	75,415	86,143
Net changes in operating assets and liabilities:
Interest and dividend receivable	(342)	(695)
Escrow receivable	618	(832)
Prepaid expenses and other receivables	382	(101)
Amounts receivable on unsettled investment transactions	(3,288)	(10,772)
Amounts payable on unsettled investment transactions	331	2,883
Management fees payable	115	154
Incentive fees payable	(3,623)	1,287
Accounts payable and accrued expenses	(912)	(25)
Interest payable	1,685	331
Advances received from unfunded credit facilities	(288)	124
Net cash provided by operating activities	64,111	22,550

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	125	3,922
Borrowings	109,066	160,599
Repayments of debt	(152,417)	(166,047)
Deferred financing costs	(580)	(474)
Distributions paid to common stockholders, net of distributions reinvested	(23,728)	(19,911)
Net cash used in financing activities	(67,534)	(21,911)
Effect of exchange rate changes on cash	272	(14)
Net change in cash, cash equivalents and restricted cash	(3,151)	625
Cash, cash equivalents and restricted cash at beginning of period	22,468	15,944
Cash, cash equivalents and restricted cash at end of period	$19,317	$16,569

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$12,517	$10,132
Distributions reinvested	978	2,048
Non-cash exchanges of investments	25,000	20,280

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$9,855	$9,579
Restricted cash and cash equivalents	9,445	6,749
Restricted foreign currency	17	241
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$19,317	$16,569

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Air Freight & Logistics
Access USA Shipping, LLC (d/b/a MyUS.com)	First Lien Secured Term Loan	1.50%	L+ 8.00%	11.12%	02/08/19	02/08/24	4,718	$4,699	$4,718	1.38%
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	L+ 6.25%	9.07%	07/12/21	07/12/26	11,124	10,956	10,744	3.13
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	9.07%	07/12/21	07/12/26	—	—	(22)	(0.01)
								15,655	15,440	4.50
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SF+ 5.75%	8.39%	08/05/22	08/01/29	14,625	12,040	11,993	3.50
								12,040	11,993	3.50
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software)	First Lien Secured Term Loan	0.75%	L+ 5.25%	8.68%	08/29/22	05/08/28	3,105	2,595	2,562	0.74
Atlas Purchaser, Inc. (d/b/a Aspect Software)	Second Lien Secured Term Loan	0.75%	L+ 9.00%	11.19%	05/03/21	05/07/29	15,000	14,628	12,197	3.55
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	L+ 7.00%	10.67%	06/14/19	12/29/22	3,189	3,184	3,125	0.91
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)(7)(12)	First Lien Secured Revolving Loan	1.00%	Base rate+ 6.92%	10.28%	06/14/19	12/29/22	267	267	261	0.08
								20,674	18,145	5.28
Asset Management & Custody Banks
JZ Capital Partners Ltd.(4)(5)	First Lien Secured Term Loan	1.00%	L+ 7.00%	9.77%	01/26/22	01/26/27	10,286	10,108	10,147	2.96
JZ Capital Partners Ltd.(4)(5)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	9.77%	01/26/22	01/26/27	—	—	22	0.01
								10,108	10,169	2.97
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)(12)	First Lien Secured Term Loan	1.00%	Base rate+ 7.98%	10.39%	02/16/18	06/28/24	14,594	14,532	14,594	4.25
								14,532	14,594	4.25
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SF+ 6.50%	9.48%	12/30/21	12/30/26	8,191	8,052	7,946	2.32
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SF+ 6.50%	9.48%	12/30/21	12/30/26	—	—	(4)	—
								8,052	7,942	2.32
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)(13)	First Lien Secured Term Loan	1.00%	C+ 6.00%	8.71%	12/17/21	12/17/26	8,959	6,889	6,382	1.85
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)(13)	First Lien Secured Revolving Loan	1.00%	C+ 6.00%	8.71%	12/17/21	12/17/26	—	—	2	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.28%	12/17/21	12/17/26	2,182	2,144	2,154	0.63
PFB Holdco, Inc. (d/b/a PFB Corporation)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.28%	12/17/21	12/17/26	—	—	1	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(13)	First Lien Secured Term Loan	1.00%	C+ 6.50%	10.67%	07/27/21	07/27/26	22,544	17,681	16,175	4.72
								26,714	24,714	7.20
Cable & Satellite
Bulk Midco, LLC(15)(23)	First Lien Secured Term Loan	1.00%	P+ 5.25%	11.50%	06/08/18	06/08/23	14,922	14,891	14,323	4.18
								14,891	14,323	4.18
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	SF+ 7.50%	11.20% (10.70% Cash + 0.50% PIK)	10/28/19	10/29/26	16,371	15,777	16,003	4.67
								15,777	16,003	4.67
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	10.17%	12/30/20	12/29/25	7,582	7,484	7,280	2.11
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base rate+ 5.72%	11.84%	12/30/20	12/29/25	926	918	888	0.26
								8,402	8,168	2.37
Data Processing & Outsourced Services
Escalon Services Inc.	First Lien Secured Term Loan	1.00%	L+ 10.31%	13.22% (11.72% Cash + 1.50% PIK)	12/04/20	12/04/25	17,278	16,599	17,797	5.19
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	L+ 8.25%	10.81%	12/23/16	06/07/24	23,222	23,074	23,222	6.77
								39,673	41,019	11.96

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Distributors
Crown Brands LLC	First Lien Secured Term Loan	1.00%	SF+ 10.00%	12.95%	04/22/22	12/09/25	357	$357	$344	0.10%
Crown Brands LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	13.62%	12/15/20	01/08/26	4,386	4,318	2,851	0.83
Crown Brands LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	13.74%	12/15/20	01/08/26	651	651	423	0.12
								5,326	3,618	1.05
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SF+ 5.75%	8.85%	11/16/21	11/16/26	7,940	7,575	7,246	2.11
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75% (8.75% Cash + 2.00% PIK)	11/13/19	05/13/23	7,353	7,292	6,695	1.95
								14,867	13,941	4.06
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	10.42%	08/27/21	08/27/26	11,375	11,264	11,165	3.25
								11,264	11,165	3.25
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	10.05% (9.55% Cash + 0.50% PIK)	09/15/21	09/15/26	13,119	12,912	12,887	3.75
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	10.05% (9.55% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(3)	—
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	P+ 5.50%	11.75%	09/15/21	09/15/26	240	236	234	0.07
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
								13,315	13,285	3.87
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	L+ 7.25%	9.76%	10/12/21	10/12/26	10,500	10,331	10,408	3.03
								10,331	10,408	3.03
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	9.92%	12/31/21	12/31/26	11,917	11,715	11,612	3.39
Industrial Specialty Services USA LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	9.18%	12/31/21	12/31/26	886	871	861	0.25
Solar Holdings Bidco Limited(5)(23)	First Lien Secured Term Loan	0.50%	SF+ 6.75%	9.74%	09/30/22	09/28/29	2,783	2,706	2,706	0.79
Solar Holdings Bidco Limited(5)(13)(23)	First Lien Secured Term Loan	0.50%	C+ 6.75%	10.92%	09/30/22	09/28/29	3,839	2,726	2,704	0.79
Solar Holdings Bidco Limited(5)(23)(24)	First Lien Secured Term Loan	0.00%	S+ 6.75%	8.94%	09/30/22	09/28/29	169	182	184	0.05
Solar Holdings Bidco Limited(5)(23)	First Lien Secured Delayed Draw Loan	0.50%	SF+ 6.75%	9.74%	09/30/22	09/28/29	53	51	51	0.01
Solar Holdings Bidco Limited(5)(7)(23)(24)(25)	First Lien Secured Delayed Draw Loan	0.50%	SF+ 6.75%	9.74%	09/30/22	09/28/29	—	—	(10)	—
								18,251	18,108	5.28
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	10.51%	10/05/21	10/05/26	10,562	10,392	10,337	3.01
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.75%	10.51%	10/05/21	10/05/26	—	—	(11)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.75%	10.51%	10/05/21	10/05/26	—	—	(8)	—
								10,392	10,318	3.01
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 9.00%	12.67% (12.17% Cash + 0.50% PIK)	06/14/19	06/14/24	7,125	7,079	7,125	2.08
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 9.00%	12.67% (12.17% Cash + 0.50% PIK)	10/07/20	06/14/24	877	869	877	0.26
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SF+ 7.25%	10.16%	10/16/19	09/25/23	5,501	5,446	5,495	1.60
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SF+ 7.25%	10.20%	10/16/19	09/25/23	5,144	5,135	5,144	1.50
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	12.57% (11.07% Cash + 1.50% PIK)	11/25/20	11/25/25	14,845	14,640	13,807	4.03
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 9.75%	12.57% (11.07% Cash + 1.50% PIK)	11/25/20	11/25/25	352	347	308	0.09
								33,516	32,756	9.56

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	L+ 7.50%	10.46%	02/23/22	02/23/28	21,627	$21,141	$21,281	6.20%
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(7)(12)	First Lien Secured Revolving Loan	0.75%	Base rate+ 6.51%	12.72%	02/23/22	02/23/28	2,106	2,058	2,073	0.60
								23,199	23,354	6.80
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	9.92%	06/25/21	06/25/26	14,166	13,942	13,835	4.03
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	9.92%	07/11/22	06/25/26	—	—	(1)	—
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	9.92%	06/25/21	06/25/24	104	103	63	0.02
								14,045	13,897	4.05
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	8.92%	10/12/21	10/12/26	20,895	20,555	20,630	6.01
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	8.92%	10/12/21	10/12/26	—	—	10	—
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	2.00%	SF+ 8.75%	11.79%	09/19/22	09/21/26	4,891	4,849	4,671	1.36
								25,404	25,311	7.37
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SF+ 6.00%	9.70%	05/26/22	05/31/29	6,540	6,040	6,003	1.75
								6,040	6,003	1.75
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SF+ 7.00%	10.31% (9.81% Cash + 0.50% PIK)	04/05/21	04/05/26	11,347	11,228	10,782	3.14
The Kyjen Company, LLC (d/b/a Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	SF+ 7.00%	9.88% (9.38% Cash + 0.50% PIK)	04/05/21	04/05/26	676	669	632	0.18
								11,897	11,414	3.32
Industrial Machinery
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SF+ 5.50%	9.05%	06/09/22	06/01/29	8,376	7,521	7,541	2.20
								7,521	7,541	2.20
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SF+ 7.75%	10.88%	04/25/22	04/24/26	7,851	7,711	7,647	2.23
MSI Information Services, Inc.(7)	First Lien Secured Revolving Loan	1.00%	P+ 6.75%	13.00%	04/25/22	04/24/26	300	295	286	0.08
								8,006	7,933	2.31
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	L+ 10.00%	13.12% (11.12% Cash + 2.00% PIK)	08/28/20	08/28/25	12,719	12,533	12,616	3.68
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	L+ 10.00%	13.12% (11.12% Cash + 2.00% PIK)	04/29/22	08/28/25	2,593	2,553	2,559	0.75
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.31%	12/04/20	06/04/26	5,895	5,816	5,854	1.71
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	16,513	16,383	16,513	4.81
								37,285	37,542	10.95
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.62%	02/28/19	02/28/24	12,077	12,043	12,077	3.52
								12,043	12,077	3.52
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.42%	11/12/21	11/12/26	13,877	13,649	13,653	3.98
								13,649	13,653	3.98

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)(16)(23)	First Lien Secured Term Loan	1.00%	L+ 7.56%	10.73% (10.23% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	$9,337	$9,346	2.72%
Honors Holdings, LLC (d/b/a Orange Theory)(16)(23)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.46%	10.80% (10.30% Cash + 0.50% PIK)	09/06/19	09/06/24	4,649	4,618	4,603	1.34
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	10.62%	06/29/20	06/29/25	5,588	5,541	5,533	1.61
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,330	1,314	1,302	0.38
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,084	0.32
								22,075	21,868	6.37
Leisure Products
Playmonster Group LLC(6)(20)(21)	First Lien Secured Term Loan	1.00%	L+ 8.00%	10.78% (2.78% Cash + 8.00% PIK)	01/24/22	06/08/26	3,565	3,565	3,509	1.02
								3,565	3,509	1.02
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	L+ 8.00%	11.67%	11/23/21	12/16/29	5,000	4,932	4,912	1.43
								4,932	4,912	1.43
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	L+ 8.50%	11.62%	05/28/21	05/28/26	8,139	8,050	7,114	2.07
American Crafts, LC	First Lien Secured Delayed Draw Loan	1.00%	L+ 8.50%	11.62%	01/25/22	05/28/26	1,367	1,344	1,195	0.35
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.50%	9.62%	04/12/19	04/12/24	12,019	11,923	11,910	3.47
Empire Office, Inc.(4)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.50%	9.62%	08/17/21	04/12/24	4,864	4,792	4,820	1.41
								26,109	25,039	7.30
Packaged Foods & Meats
Lenny & Larry's, LLC(17)(23)	First Lien Secured Term Loan	1.00%	L+ 8.92%	11.74% (10.03% Cash + 1.71% PIK)	05/15/18	05/15/23	11,201	11,175	10,922	3.19
								11,175	10,922	3.19
Paper Packaging
Max Solutions Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.50%	10.21%	09/29/22	09/29/28	8,264	8,099	8,099	2.35
Max Solutions Inc.(7)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 6.50%	10.21%	09/29/22	09/29/28	—	—	—	—
Max Solutions Inc.(7)(13)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	10.21%	09/29/22	09/29/28	—	—	—	—
Max Solutions Inc.(7)	First Lien Secured Revolving Loan	1.00%	SF+ 6.50%	10.21%	09/29/22	09/29/28	—	—	—	—
								8,099	8,099	2.35
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	9.91%	12/30/20	12/30/25	11,804	11,650	11,509	3.36
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	9.91%	12/30/20	12/30/25	—	—	(6)	—
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	10.17%	06/30/22	08/13/25	2,092	2,053	2,063	0.60
								13,703	13,566	3.96
Research & Consulting Services
Aeyon LLC(23)	First Lien Secured Term Loan	1.00%	SF+ 8.88%	11.62%	02/10/22	02/10/27	8,933	8,777	8,858	2.58
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.31%	11/25/19	11/25/24	13,584	13,467	13,458	3.92
								22,244	22,316	6.50

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.55%	11/16/21	11/16/27	11,830	$11,628	$11,558	3.37%
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	9.55%	11/16/21	11/16/27	—	—	(24)	(0.01)
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	L+ 8.00%	11.67%	09/30/21	09/30/26	11,550	11,365	11,550	3.37
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.00%	11.67%	09/30/21	09/30/26	—	—	11	—
True Blue Car Wash, LLC(23)	First Lien Secured Term Loan	1.00%	SF+ 6.88%	10.01%	10/17/19	10/17/24	9,969	9,876	9,898	2.89
True Blue Car Wash, LLC(7)(23)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 6.50%	9.55%	10/17/19	10/17/24	4,186	4,124	4,103	1.20
								36,993	37,096	10.82
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	L+ 6.50%	9.13%	07/19/19	N/A	80,000	80,000	80,000	23.32
								80,000	80,000	23.32
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	10.67%	03/16/21	03/16/27	19,256	18,970	17,525	5.11
								18,970	17,525	5.11
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SF+ 9.25%	12.11%	10/15/20	10/15/25	15,886	15,570	15,874	4.63
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SF+ 9.25%	12.30%	10/15/20	10/15/25	927	909	935	0.27
Telestream Holdings Corporation(7)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 9.25%	12.30%	05/12/22	10/15/25	—	—	—	—
								16,479	16,809	4.90

Total Debt Investments								$727,213	$716,495	208.83%

Equity Investments(22)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(4)	Class A LLC Interests	N/A	N/A	N/A	12/15/21	N/A	201	$251	$219	0.06%
								251	219	0.06
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(4)	Class B Units	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	606	0.18
								1,250	606	0.18
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)(4)(13)	Class A Units	N/A	N/A	N/A	12/17/21	N/A	1	423	603	0.18
								423	603	0.18
Data Processing & Outsourced Services
Escalon Services Inc.(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	476	2,368	0.69
								476	2,368	0.69
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	331	331	60	0.02
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	227	2	84	0.02
								333	144	0.04
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(4)	Preferred Units	N/A	12.00%	12.00%	09/15/21	N/A	167	167	118	0.03
								167	118	0.03
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(4)	Class A Units	N/A	N/A	N/A	12/29/21	N/A	83	825	661	0.19
								825	661	0.19

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Industrial Machinery
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(4)	Class A Units	N/A	N/A	N/A	02/01/22	N/A	667	$667	$668	0.19%
								667	668	0.19
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	07/02/21	N/A	851	851	2,327	0.68
								851	2,327	0.68
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,954	0.57
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(4)	Preferred Units	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	816	0.24
								1,614	2,770	0.81
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,295	1.84
								6,944	6,295	1.84
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	972	972	1,457	0.42
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	361	0.11
								1,468	1,818	0.53
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,941	157	0.05
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	64	0.02
								2,734	221	0.07
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(4)(6)(8)(21)	Preferred Stock	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	2,099	0.62
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(4)(6)(21)	Common Stock	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
								4,060	2,099	0.62
Other Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,823	1.11
								2,890	3,823	1.11
Paper Packaging
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	09/29/22	N/A	4	400	400	0.12
								400	400	0.12
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	853	0.26
								840	853	0.26
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	22,066	6.43
								20,000	22,066	6.43

Total Equity Investments								$46,193	$48,059	14.03%

Total Investments								$773,406	$764,554	222.86%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	199	CAD	$155	USD	10/28/22	$10	$—
Total							$10	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA” or “S”), or the U.S. Prime Rate (“Prime” or “P”).
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.4% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 222.9% of the Company’s net assets or 96.0% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, either L or SF and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 2.75% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2022

(in thousands)

(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 9.00% PIK.
(21)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.
(22)	Ownership of certain equity investments may occur through a holding company or partnership.
(23)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(24)	Principal amount is non-USD denominated and is based in British pounds.
(25)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	$840	$840	0.24%
								840	840	0.24
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	15,000	15,000	15,607	4.46
								15,000	15,607	4.46

Total Equity Investments								$36,991	$38,159	10.92%

Total Investments								$831,960	$819,208	234.24%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), Canada Prime Rate (“CP”), or the U.S. Prime Rate (“Prime” or “P”). The one-, three- and six-month USD LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The SOFR, CDOR, Canadian Prime and Prime were 0.05%, 0.52%, 2.45% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 88.2% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2021. See Note 8.
(8)	The investment is on non-accrual status.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 234.2% of the Company’s net assets or 96.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

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

September 30, 2022

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

September 30, 2022

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

The Company values its investments in accordance with the 1940 Act and Rule 2a-5 thereunder, which sets forth the requirements for determining fair value in good faith. Pursuant to Rule 2a-5, the board of directors has designated the Investment Adviser to determine the fair value of the Company’s investments. The board of directors oversees the Investment Adviser’s performance of its valuation responsibilities, and in support of this oversight, the Investment Adviser provides periodic reports to the Company’s board of directors related to the fair valuation process. The Investment Adviser carries out its responsibilities as valuation designee primarily through its valuation committee (the “Valuation Committee”), assisted by third-party valuation firms, administrative personnel, and other service providers, as appropriate. The Valuation Committee consists of a number of representatives from different functions of the Investment Adviser. The Investment Adviser conducts the fair valuation process on a quarterly basis, subject to the oversight of the Company’s board of directors through the audit committee, using consistently applied valuation procedures. In accordance with the Company’s valuation procedures, the Investment Adviser performs periodic testing of the appropriateness and accuracy of fair value methodologies, and has established a process for approving, monitoring, and evaluating independent pricing service providers. Effective September 8, 2022, the board of directors designated the Investment Adviser as the Company’s valuation designee.

Investments that are not publicly traded or for which market prices are not readily available will be valued based on the input of the Investment Adviser and independent third-party valuation firms engaged to review Company investments. These external reviews are used by the Company’s Investment Adviser, subject to the oversight of the board of directors, to review the Company’s internal valuation of investments during the year.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2022 and December 31, 2021.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2022 or December 31, 2021. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2018 remain subject to examination by the Internal Revenue Service.

As of September 30, 2022 and December 31, 2021, the cost of investments for federal income tax purposes was $776,044 and $835,502 resulting in net unrealized depreciation of $11,490 and $16,293, respectively. This is comprised of gross unrealized appreciation of $12,146 and $10,770 and gross unrealized depreciation of $23,636 and $27,062, on a tax basis, as of September 30, 2022 and December 31, 2021, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

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

The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Realized gain (loss) on forward currency contracts	$—	$1	$(8)	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	10	187	10	186
Total net realized and unrealized gains (losses) on forward currency contracts	$10	$188	$2	$183

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of September 30, 2022 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	199	CAD	$155	USD	10/28/22	$10	$—
Total							$10	$—

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
Average USD notional outstanding	2022	2021	2022	2021
Forward currency contracts	$125	$13,980	$186	$4,754

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2022.

	As of September 30, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley	$10	$—	$—	$—	$—	$—	$—	$10	$—
Total	$10	$—	$—	$—	$—	$—	$—	$10	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

As of December 31, 2021, the Company did not have any outstanding derivative instruments.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of September 30, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$622,517	$615,945	$709,318	$697,232
Second lien secured loans	24,529	20,383	25,484	23,650
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	80,000	80,000	60,000	60,000
Equity (excluding STRS JV)	26,193	25,993	21,991	22,552
Equity in STRS JV	20,000	22,066	15,000	15,607
Total	$773,406	$764,554	$831,960	$819,208

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2022		As of December 31, 2021
Advertising	$219	—%	$9,738	1.3%
Air Freight & Logistics	16,046	2.4	21,379	2.9
Alternative Carriers	11,993	1.8	—	—
Application Software	18,145	2.7	22,590	3.0
Asset Management & Custody Banks	10,169	1.5	—	—
Automotive Retail	14,594	2.2	15,286	2.1
Broadcasting	7,942	1.2	8,027	1.1
Building Products	25,317	3.8	44,184	5.9
Cable & Satellite	14,323	2.2	14,526	2.0
Commodity Chemicals	16,003	2.4	15,172	2.0
Construction & Engineering	—	—	11,086	1.5
Construction Materials	8,168	1.2	7,673	1.0
Consumer Finance	—	—	9,628	1.3
Data Processing & Outsourced Services	43,387	6.5	32,864	4.4
Department Stores	—	—	13,538	1.8
Distributors	3,618	0.5	4,025	0.5
Diversified Chemicals	13,941	2.1	18,360	2.5
Diversified Support Services	11,309	1.7	11,618	1.6
Education Services	13,403	2.0	13,398	1.8
Electric Utilities	10,408	1.6	10,296	1.4
Electronic Equipment & Instruments	—	—	6,687	0.9
Environmental & Facilities Services	18,769	2.8	32,998	4.4
Health Care Facilities	10,318	1.6	25,576	3.4
Health Care Services	32,756	4.9	58,055	7.8
Health Care Supplies	23,354	3.5	—	—
Heavy Electrical Equipment	13,897	2.1	11,088	1.5
Home Furnishings	25,311	3.8	24,017	3.2
Household Appliances	6,003	0.9	—	—
Household Products	11,414	1.7	11,773	1.6
Industrial Machinery	8,209	1.2	—	—
Interactive Media & Services	10,260	1.5	20,157	2.7
Internet & Direct Marketing Retail	40,312	6.1	45,668	6.1
Investment Banking & Brokerage	18,372	2.8	19,603	2.6
IT Consulting & Other Services	15,471	2.3	19,162	2.6
Leisure Facilities	22,089	3.3	22,142	3.0
Leisure Products	5,608	0.9	3,072	0.4
Life Sciences Tools & Services	4,912	0.8	4,925	0.7
Office Services & Supplies	25,039	3.8	20,921	2.8
Other Diversified Financial Services	3,823	0.7	3,492	0.5
Packaged Foods & Meats	10,922	1.6	10,862	1.5
Paper Packaging	8,499	1.4	—	—
Personal Products	13,566	2.1	12,260	1.6
Real Estate Operating Companies	—	—	5,431	0.7
Research & Consulting Services	22,316	3.4	23,822	3.2
Specialized Consumer Services	37,949	5.7	36,225	4.9
Specialized Finance(1)	—	—	—	—
Systems Software	17,525	2.7	19,160	2.6
Technology Hardware, Storage & Peripherals	16,809	2.6	23,117	3.1
Total(1)	$662,488	100.0%	$743,601	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

As of September 30, 2022, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey, Solar Holdings Bidco Limited, which is domiciled in the United Kingdom, and Arcole Acquisition Corp and Trimlite Buyer, LLC, which are domiciled in Canada. As of September 30, 2022 and December 31, 2021, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.5 years and 3.8 years, respectively.

As of September 30, 2022 there were no loans on non-accrual status. As of December 31, 2021, the total fair value of non-accrual loans was $10,046.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2022:

		Dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2021	Purchases	Sales	Gain (Loss)	(Depreciation)	2022
Non-controlled affiliates
Arcole Holding Corporation	Equity	$261	$6,874	$—	$—	$—	$(579)	$6,295
PlayMonster LLC	First Lien Secured Revolving Loan	13	—	1,088	(1,088)	—	—	—
Playmonster Group LLC	First Lien Secured Loan	215	—	3,565	—	—	(56)	3,509
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	3,600	—	—	(1,501)	2,099
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	460	—	—	(460)	—
Total Non-controlled affiliates		$489	$6,874	$8,713	$(1,088)	$—	$(2,596)	$11,903
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$4,339	$60,000	$20,000	$—	$—	$—	$80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	5,042	15,607	5,000	—	—	1,459	22,066
Total Controlled affiliates		$9,381	$75,607	$25,000	$—	$—	$1,459	$102,066
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

September 30, 2022

(in thousands, except share and per share data)

On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC, with a total cost basis of $7,045, converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. On June 24, 2022, the PlayMonster LLC first lien secured revolving loan investment was fully realized. A portion of the PlayMonster LLC first lien secured revolving loan investment restructured into the existing Playmonster Group LLC first lien secured term loan, with a total cost basis of $437.

For the nine months ended September 30, 2022, the Company recovered $1,725 on an equity investment to the RCS Creditor Trust Class B Units and is reported as a non-controlled affiliate realized gain in the consolidated statements of operations. The Company previously recovered $562 on the RCS Creditor Trust Class B Units during the three months ended December 31, 2021.

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
*

The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware LLC that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of LLC equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise.

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

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

As of September 30, 2022 and December 31, 2021, STRS JV had total assets of $306,392 and $273,523, respectively. STRS JV’s portfolio consisted of debt investments in 28 portfolio companies as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $20,086 and $23,483, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $77,439 and $83,057 as of September 30, 2022 and December 31, 2021, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of September 30, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2021, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $20,000 and $15,000 and advances of the subordinated notes of $80,000 and $60,000 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). On January 27, 2021, the terms of the STRS JV Credit Facility were amended to, among other things, increase the size of the STRS JV Credit Facility from $125,000 to $175,000. On April 28, 2021, the terms of the STRS JV Credit Facility were amended and restated to, among other things, enable borrowings in British pounds or euros. On July 15, 2021, the terms of the STRS JV Credit Facility were amended to, among other things, allow STRS JV to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from January 19, 2022 to January 19, 2023, extend the end of the reinvestment period from July 19, 2022 to July 19, 2023 and extend the scheduled termination date from July 19, 2024 to July 19, 2025.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

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

As of September 30, 2022, the STRS JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as LIBOR, SONIA or CDOR plus 2.35% for borrowings up to $175,000 and SOFR plus 2.50% for USD borrowings above $175,000. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of September 30, 2022, STRS JV had $151,127 of outstanding borrowings and a weighted average effective interest rate of 3.3% per annum under the STRS JV Credit Facility. As of September 30, 2022, the interest rate outstanding under the STRS JV Credit Facility was 5.1%.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of September 30, 2022:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	L+ 5.75%	9.42%	02/18/22	12/15/26	9,216	$9,061	$9,074
I&I Sales Group, LLC (d/b/a Avision Sales Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.75%	9.00%	03/11/22	12/15/26	714	702	707
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.75%	9.42%	02/18/22	12/15/26	—	—	1
								9,763	9,782
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	9.67%	02/17/22	06/15/26	3,589	3,531	3,553
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	9.67%	02/17/22	06/15/26	—	—	4
								3,531	3,557
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.88%	01/21/21	12/31/26	13,387	13,183	13,387
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.88%	01/21/21	12/31/26	—	—	24
								13,183	13,411
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	9.67%	11/09/20	11/05/25	14,305	14,125	14,305
								14,125	14,305
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.50%	9.63%	12/31/19	03/18/25	8,625	8,534	8,625
								8,534	8,625
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	10.67%	01/22/20	12/19/24	20,225	15,497	14,505
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	10.67%	01/22/20	12/19/24	—	—	2
								15,497	14,507
Diversified Support Services
Quest Events, LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	9.67%	07/19/19	12/28/24	11,926	11,838	11,317
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	9.67%	07/19/19	12/28/24	468	464	424
								12,302	11,741
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	10.67%	06/28/21	04/30/26	13,501	13,303	13,229
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	10.09%	06/28/21	04/30/26	265	261	256
								13,564	13,485
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	9.67%	03/01/22	12/29/26	11,334	11,165	11,151
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	9.67%	03/01/22	12/29/26	—	—	(3)
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	9.67%	03/01/22	12/29/26	—	—	(1)
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	L+ 5.59%	8.70%	01/22/20	12/26/24	7,490	7,412	7,489
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 5.59%	8.70%	01/22/20	12/26/24	—	—	5
								18,577	18,641

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	E + 6.25%	7.25%	05/04/22	04/28/28	6,659	$6,876	$6,364
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SF+ 6.00%	9.19%	05/04/22	04/28/28	1,014	995	996
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Revolving Loan	1.00%	E + 6.25%	7.25%	05/04/22	04/29/27	419	437	396
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Revolving Loan	1.00%	SF+ 6.00%	8.68%	05/04/22	04/29/27	17	17	17
								8,325	7,773
Industrial Machinery
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.25%	9.03%	02/18/22	02/01/27	8,209	8,066	8,080
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	9.00%	02/18/22	02/01/27	274	269	271
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SF+ 6.25%	10.06%	03/25/22	03/08/27	6,925	6,833	6,925
								15,168	15,276
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.57%	07/19/19	07/01/25	19,105	18,901	19,105
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	9.57%	07/19/19	07/01/25	—	—	9
								18,901	19,114
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	9.62%	05/19/20	05/15/25	3,182	3,150	3,182
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	9.62%	05/19/20	05/15/25	2,505	2,493	2,505
								5,643	5,687
IT Consulting & Other Services
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.69%	07/16/21	05/04/26	2,844	3,868	3,140
Cennox Holdings Limited (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	L+ 6.25%	9.78%	06/28/22	05/04/26	9,482	9,845	9,205
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	8.03%	07/16/21	05/04/26	450	680	502
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	9.92%	01/27/21	12/31/26	11,179	11,018	11,011
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	9.04%	01/27/21	12/31/26	3,014	2,967	2,969
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	9.20%	01/27/21	12/31/26	533	526	525
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SF+ 6.00%	9.19%	08/10/21	09/02/26	6,103	6,008	5,973
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	P+ 5.00%	11.25%	08/10/21	09/02/26	22	21	17
								34,933	33,342
Leisure Products
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Term Loan	1.00%	L+ 5.50%	8.62%	11/30/21	11/19/26	3,887	3,854	3,887
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.50%	8.62%	11/30/21	11/19/26	5,133	5,091	5,151
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.50%	8.62%	11/30/21	11/19/26	—	—	6
								8,945	9,044
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SF+ 7.25%	10.38% (8.88% Cash + 1.50% PIK)	10/21/19	06/28/25	7,183	7,117	6,914
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	SF+ 8.75%	12.24% (10.24% Cash + 2.00% PIK)	12/29/20	12/16/25	3,874	3,826	3,758
Stella & Chewy's LLC	First Lien Secured Delayed Draw Loan	1.00%	SF+ 8.75%	11.92% (9.92% Cash + 2.00% PIK)	03/26/21	12/16/25	1,367	1,354	1,326
								12,297	11,998

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	10.17%	10/21/19	08/13/25	3,691	$3,639	$3,691
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	10.17%	10/21/19	08/13/25	—	—	7
								3,639	3,698
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	E + 6.00%	7.00%	12/16/21	11/01/27	12,318	13,664	11,844
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.00%	8.80%	12/16/21	11/01/27	984	967	971
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	9.52%	12/16/21	11/01/27	897	881	885
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	8.80%	12/16/21	11/01/27	—	—	6
								15,512	13,706
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	8.99%	12/28/21	10/19/26	9,677	9,520	9,484
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	8.99%	02/18/22	10/19/26	1,273	1,257	1,242
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	8.99%	02/18/22	10/19/26	—	—	(4)
								10,777	10,722
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SF+ 6.00%	9.16%	03/01/22	01/21/27	8,946	8,791	8,588
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SF+ 6.00%	9.16%	03/01/22	01/21/27	—	—	(16)
								8,791	8,572
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	L+ 5.75%	9.42%	07/15/21	06/23/27	8,888	8,799	8,832
								8,799	8,832
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SF+ 6.50%	9.63%	08/10/21	07/30/27	15,143	14,899	14,970
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SF+ 6.50%	9.63%	08/10/21	07/30/27	—	—	21
								14,899	14,991
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	10.33%	06/22/21	02/24/26	10,058	9,909	10,058
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	10.33%	06/22/21	02/24/26	—	—	10
								9,909	10,068

Total Investments								$285,614	$280,877

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	348	CAD	$270	USD	10/28/22	$18	$—
Morgan Stanley		£282	GBP	$340	USD	10/28/22	25	—
Morgan Stanley		€1,383	EUR	$1,394	USD	10/28/22	36	—
Total							$79	$—

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, SOFR, CDOR, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”).
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 849% of STRS JV’s members’ equity or 92% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

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

September 30, 2022

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,482	$8,404	$8,482
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,411	1,397	1,411
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5
								9,801	9,898
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,304	7,207	7,230
PS Lightwave, Inc.(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	5
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	7,629	7,487	7,489
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	1
								14,694	14,725
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	10,135	9,951	10,101
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	—	—	12
								9,951	10,113

Total Investments								$260,472	$259,510

Forward Currency Contracts

Counterparty	Currency to be sold		Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	856 CAD	$692 USD	1/27/2022	$15	$—
Morgan Stanley		£175 GBP	$241 USD	1/27/2022	4	—
Total					$19	$—

(1)	Except as noted, all investments provide collateral for the Company’s Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, CDOR, or Prime. The one-, three- and six-month LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The one-, three- and six-month GBP LIBOR were 0.19%, 0.26% and 0.47%, respectively, as of December 31, 2021. The three month Euro EurIBOR, CDOR and Prime were (0.57)%, 0.52% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the portfolio represented 998% of the Company’s members’ equity or 95% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the Company’s Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

As of September 30, 2022 and December 31, 2021, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of September 30, 2022 and December 31, 2021, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $28,762, and $22,883 under delayed draw term loan commitments and undrawn revolvers as of September 30, 2022 and December 31, 2021, respectively.

Below is certain summarized financial information for STRS JV as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

Selected Balance Sheet Information ($ in thousands)	As of September 30, 2022	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $285,614 and $260,472, respectively)	$280,877	$259,510
Cash and cash equivalents	23,715	13,004
Interest receivable	1,433	735
Unrealized appreciation on foreign currency forward contracts	79	19
Other assets	288	255
Total assets	$306,392	$273,523
Liabilities
Credit facility	$149,322	$145,003
Note payable to members	120,000	100,000
Interest payable on credit facility	576	282
Interest payable on notes to members	2,630	1,575
Other liabilities	764	651
Total liabilities	273,292	247,511
Members’ equity	33,100	26,012
Total liabilities and members’ equity	$306,392	$273,523

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information ($ in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Interest income	$7,858	$4,972	$20,985	$13,554
Total investment income	$7,858	$4,972	$20,985	$13,554
Interest expense on credit facility	2,034	1,079	4,919	3,037
Interest expense on notes to members	2,630	1,511	6,611	3,937
Administrative fee	161	117	475	312
Other expenses	128	150	513	379
Total expenses	$4,953	$2,857	$12,518	$7,665
Net investment income	2,905	2,115	8,467	5,889
Net realized gains (losses) on investments and foreign currency transactions	130	8	250	(51)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(286)	874	1,306	1,209
Net increase in members’ equity resulting from operations	$2,749	$2,997	$10,023	$7,047

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2022 and year ended December 31, 2021, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

September 30, 2022

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$615,945	$615,945
Second lien secured loans	—	—	20,383	20,383
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	80,000	80,000
Equity (excluding STRS JV)	—	—	25,993	25,993
Equity in STRS JV(1)	—	—	—	22,066
Total investments	$—	$—	$742,488	$764,554
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at $10 as of September 30, 2022, are characterized in Level 2 of the hierarchy.

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

September 30, 2022

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended September 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$614,859	$22,063	$167	$80,000	$27,111	$744,200
Funding of investments	52,893	—	—	—	408	53,301
Non-cash interest income	594	3	—	—	—	597
Accretion of discount	1,039	21	—	—	—	1,060
Proceeds from paydowns and sales	(48,549)	—	—	—	(1,011)	(49,560)
Conversions	—	—	—	—	—	—
Realized gains (losses)	45	—	—	—	154	199
Net unrealized (depreciation) appreciation	(4,936)	(1,704)	—	—	(669)	(7,309)
Fair value, end of period	$615,945	$20,383	$167	$80,000	$25,993	$742,488
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2022	$(4,689)	$(1,702)	$—	$—	$(384)	$(6,775)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Nine months ended September 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	222,667	—	—	20,000	1,085	243,752
Non-cash interest income	1,548	5	—	—	—	1,553
Accretion of discount (premium)	3,972	64	—	—	—	4,036
Proceeds from paydowns and sales	(293,935)	—	—	—	(2,862)	(296,797)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(16,994)	(1,024)	—	—	1,919	(16,099)
Net unrealized (depreciation) appreciation	5,515	(2,312)	—	—	(761)	2,442
Fair value, end of period	$615,945	$20,383	$167	$80,000	$25,993	$742,488
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2022	$(6,691)	$(3,336)	$—	$—	$(600)	$(10,627)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended September 30, 2021	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$562,837	$29,714	$—	$49,809	$16,033	$658,393
Funding of investments	135,497	—	167	7,488	2,278	145,430
Non-cash interest income	173	1	—	—	—	174
Accretion of discount	2,115	29	—	—	—	2,144
Proceeds from paydowns and sales	(133,361)	—	—	—	—	(133,361)
Realized gains	120	—	—	—	(11)	109
Net unrealized (depreciation) appreciation	(2,385)	(82)	—	—	1,888	(579)
Fair value, end of period	$564,996	$29,662	$167	$57,297	$20,188	$672,310
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2021	$216	$112	$—	$—	$2,931	$3,259

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Nine months ended September 30, 2021	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	310,749	14,550	498	16,224	2,938	344,959
Non-cash interest income	857	3	—	—	—	860
Accretion of discount	5,549	125	—	—	(25)	5,649
Proceeds from paydowns and sales	(341,177)	(12,670)	(331)	—	(9,442)	(363,620)
Realized losses	8,288	—	—	—	(574)	7,714
Net unrealized (depreciation) appreciation	(7,850)	58	—	—	3,972	(3,820)
Fair value, end of period	$564,996	$29,662	$167	$57,297	$20,188	$672,310
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2021	$1,516	$113	$—	$—	$3,211	$4,840

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

Quantitative information about Level 3 fair value measurements is as follows:

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	September 30, 2022	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$406,569	Discounted cash flows	Discount rate	7.5% – 19.9% (12.4%)
	37,014	Recent transaction	Transaction price	82.0 – 99.1 (91.8)
	111,055	Discounted cash flows and Recent transaction	Discount rate	7.6% – 13.5% (12.6%)
			Transaction price	92.4 – 100.0 (97.9)
	30,790	Discounted cash flows and Market quote	Discount Rate	10.5% – 11.8% (11.4%)
			Market Quote	85.2 – 95.1 (90.7)
	30,517	Expected repayment	Transaction price	100.0
	$615,945

Second lien secured loans	$3,274	Discounted cash flows	Discount rate	17.4%
	4,912	Discounted cash flows and Recent transaction	Transaction price	98.6
			Discount rate	12.2%
	12,197	Discounted cash flows and Market quote	Discount Rate	18.2%
			Market Quote	77.8
	$20,383

Subordinated Notes	$80,000	Enterprise value	–	–
	167	Discounted cash flows	Discount Rate	4.1%
	$80,167

Preferred Equity	$2,217	Discounted cash flows	Discount rate	24.3% – 25.5% (24.4%)
			EBITDA Multiple	9.0x
	816	Discounted cash flows and Enterprise value	Discount Rate	17.0%
			EBITDA Multiple	3.6x - 8.5x (6.1x)
			Discount for lack of marketability	15.0%
	853	Enterprise value	Discount Rate	11.7%
	$3,886

Common Equity	$1,614	Discounted cash flows	Discount rate	19.3% – 21.3% (21.1%)
			EBITDA Multiple	7.5x
	9,523	Discounted cash flows and Enterprise value	Discount Rate	12.0% – 19.4% (18.1%)
			EBITDA Multiple	4.8 - 12.1 (9.3x)
	361	Enterprise value	EBITDA Multiple	13.3x - 17.1x (15.2x)
			Discount for lack of marketability	10.0%
	219	Collateral value and Recent transaction	Transaction price	$1.30 per share
			EBITDA Multiple	8.0x
			Discount for lack of marketability	15.0%
	2,471	Collateral value	EBITDA Multiple	6.0x – 10.0x (8.0x)
			Discount for lack of marketability	15.0%
	400	Recent transaction	Transaction price	$1.00 per share
	1,264	Recent transaction and Enterprise value	Transaction price	$10.0 - 1,000.0 (482.4 per share)
			EBITDA Multiple	5.0x – 12.3x (8.8x)
			Discount for lack of marketability	15.0%
	$15,852

Warrant	3,823	Discounted cash flows and Option-pricing method	Discount rate	19.3%
			EBITDA multiple	10.2x
			Discount for lack of marketability	15.0%
	2,432	Discounted cash flows	Discount Rate	0.5%
			EBITDA Multiple	0.3x
			Volatility	0.0%
			Discount for lack of marketability	0.4%
	$6,255
Total Level 3 Investments	$742,488

(1)	Unobservable inputs were weighted by the relative fair value of the investments.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

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

September 30, 2022

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

The following table presents the principal amount and fair value of the Company’s borrowings as of September 30, 2022 and December 31, 2021. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of September 30, 2022, the Credit Facility approximates its carrying value as the outstanding balance is callable at carrying value. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date.

		As of September 30, 2022		As of December 31, 2021
	Fair	Principal Amount		Principal Amount
	Value Level	Outstanding	Fair Value	Outstanding	Fair Value
JPM Credit Facility	3	$246,101	$243,552	$291,637	$302,147
6.000% 2023 Notes	3	30,000	29,860	30,000	31,802
5.375% 2025 Notes	3	40,000	37,355	40,000	40,687
5.375% 2026 Notes	3	10,000	9,089	10,000	10,091
4.000% 2026 Notes	3	75,000	67,132	75,000	74,957
5.625% 2027 Notes	3	10,000	8,983	10,000	10,097
4.250% 2028 Notes	3	25,000	21,642	25,000	24,861
		$436,101	$417,613	$481,637	$494,642

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 178.7% and 172.6%, respectively.

Total borrowings outstanding and available as of September 30, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$246,101	$243,552	$88,899
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,849	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,596	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,878	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,567	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,870	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,680	—
Total debt			$436,101	$430,992	$88,899

Total borrowings outstanding and available as of December 31, 2021, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$291,637	$288,985	$43,363
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,717	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,497	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,856	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,404	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,851	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,648	—
Total debt			$481,637	$475,958	$43,363

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

On July 15, 2021, the terms of the Credit Facility were amended to, among other things, allow WhiteHorse Credit to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from November 22, 2021 to

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

November 22, 2022, extend the end of the reinvestment period from November 22, 2023 to November 22, 2024 and extend the scheduled termination date from November 22, 2024 to November 22, 2025.

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

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) increase WhiteHorse Credit’s availability under the Credit Facility from $285,000 to $310,000 (the “$25,000 Increase”), (ii) increase the minimum funding amount from $200,000 to $217,000, (iii) extend an additional temporary increase of $25,000 in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335,000 through April 4, 2022 (the “$25,000 Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25,000 Increase in the Credit Facility and the $25,000 Temporary Increase in availability under the Credit Facility.

On March 30, 2022, the terms of the Credit Facility were further amended to, among other things: (i) increase WhiteHorse Credit’s availability under the Credit Facility from $310,000 to $335,000; (ii) retain an accordion feature which allows for the expansion of the borrowing limit up to $375,000; and (iii) increase the minimum funding amount from $217,000 to $234,500.

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and SOFR plus 2.50% on borrowings above $285,000. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities as collateral with a fair value of approximately $621,365 as of September 30, 2022. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2022, the Company had $246,101 in outstanding borrowings and $88,899 undrawn under the Credit Facility. Weighted average outstanding borrowings were $245,920 and $271,393 at a weighted average interest rate of 4.48% and 3.42% for the three and nine months ended September 30, 2022. As of September 30, 2022, the interest rate in effect on outstanding borrowings was 5.61%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of September 30, 2022, $88,899 was available to be drawn by the Company based on these requirements.

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

September 30, 2022

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

4.000% 2026 Notes: On November 24, 2021, the Company completed a public offering of $75,000 of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is payable semiannually on June 15 and December 15, at a fixed, annual rate of 4.000%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with the other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

(ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

The following table details our management fee expenses for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
Management Fee ($ in thousands)	2022	2021	2022	2021
Base management fee	$3,881	$3,508	$11,741	$10,209
Base management fee waived	—	—	—	—
Total management fees	$3,881	$3,508	$11,741	$10,209

As of September 30, 2022 and December 31, 2021, management fees payable on the consolidated statements of assets and liabilities were $3,881 and $3,766, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

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

September 30, 2022

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

The following table provides a breakdown of the performance-based incentive fees for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
Performance-based Incentive Fee ($ in thousands)	2022	2021	2022	2021
Income incentive fee	$2,159	$1,942	$6,094	$5,616
Capital gains incentive fee	(1,132)	127	(1,803)	1,123
Performance-based incentive fees waived	—	—	—	—
Total performance-based incentive fees	$1,027	$2,069	$4,291	$6,739

As of September 30, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities were $4,335 and $7,958, respectively. As of September 30, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities include zero and $1,803, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

September 30, 2022

(in thousands, except share and per share data)

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During the three and nine months ended September 30, 2022, the Company incurred $171 and $512 of allocated administrative service fees, respectively. During the three and nine months ended September 30, 2021, the Company incurred $171 and $512 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of September 30, 2022 and December 31, 2021, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of September 30, 2022 and December 31, 2021, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,388,279 and $4,502,807, respectively.

STRS JV: For the three and nine months ended September 30, 2022, the Company sold zero and $100,415 of investments to STRS JV and recognized zero and $65 of net realized gains. For the three and nine months ended September 30, 2021, the Company sold $45,729 and $106,423 of investments to STRS JV and recognized net realized gains of $120 and $277, respectively.

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

The balance of unfunded commitments to extend credit was $37,031 and $53,113 as of September 30, 2022 and December 31, 2021, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of September 30, 2022 and December 31, 2021:

Unfunded Commitments(1) ($ in thousands)	As of September 30, 2022	As of December 31, 2021
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$158	$—
Bridgepoint Healthcare, LLC	1,588	1,588
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	2,031
Claridge Products and Equipment, LLC	56	491
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	960	1,199
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	—	438
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	619
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,083
Industrial Specialty Services USA LLC	295	1,182
Inspired Beauty Brands, Inc.	531	531
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	—	592
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	—	403
Juniper Landscaping Holdings LLC	—	597
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	—	560
LMG Holdings, Inc.	—	414
Max Solutions Inc.(1)	161	—
Max Solutions Inc.	1,212	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	1,182	1,182
MSI Information Services, Inc.	750	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	34	132
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	882	963
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	296
PG Dental New Jersey Parent, LLC	352	232
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	3,030	3,030
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	—	1,013
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	397	795
The Kyjen Company, LLC (d/b/a Outward Hound)	262	554
Trimlite Buyer LLC (d/b/a Trimlite LLC)	—	1,473
Total unfunded revolving loan commitments	15,801	25,053

Delayed Draw Loan Commitments:
BBQ Buyer, LLC (d/b/a BBQ Guys)	—	854
Bridgepoint Healthcare, LLC	794	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	4,063	4,063
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	—	1,062
EducationDynamics, LLC	1,709	1,709
Empire Office, Inc.	—	4,926
Grupo HIMA San Pablo, Inc.	—	667
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,514
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	2,699
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	—	1,188
Juniper Landscaping Holdings LLC	—	2,387
JZ Capital Partners Ltd.	5,714	—
Max Solutions Inc.	2,755	—
PlayMonster LLC	—	2,867
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	2,090	—
Solar Holdings Bidco Limited(1)(2)	3,700	—
Source Code Holdings, LLC (d/b/a Source Code Corporation)	—	2,185
Telestream Holdings Corporation	346	—
True Blue Car Wash, LLC	59	1,145
Total unfunded delayed draw loan commitments	21,230	28,060
Total Unfunded Commitments	$37,031	$53,113

(1) Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

(2) Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be US dollars, Canadian dollars or British pounds.

As of September 30, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

COVID-19 Developments: In addition, during the three and nine months ended September 30, 2022 and subsequent to September 30, 2022, the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”) has had a significant impact on the U.S. economy. Certain of the Company’s portfolio companies were and may continue to be adversely impacted by the effects of the COVID-19 pandemic, which had an adverse impact on the Company’s results of operations and may continue to have an adverse impact on the Company’s future net investment income, the fair value of its portfolio investments, its financial condition and the results of operations and financial condition of the Company’s portfolio companies.

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

Since the commencement of the ATM Program, the Company sold 276,360 shares of its common stock under the ATM Program at a weighted-average price of $15.77 per share, which amounted to $4,359 in gross proceeds. The Company received net proceeds of $4,272 after deducting commissions to the sales agent, but before offering expenses. As of September 30, 2022, the Company had $30,641 available under the ATM Program. As of December 31, 2021, the Company had $30,893 available under the ATM Program.

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

September 30, 2022

(in thousands, except share and per share data)

$33,700 before offering expenses, which was at or above the Company’s net ass value per share at the time of the offering and the overallotment option.

The following table summarizes the total shares issued and proceeds received, before offering expenses, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands except share and per share amounts)	2022	2021	2022	2021
Shares Issued from Equity Offering	—	—	—	—
Shares Issued from ATM Program	—	94,897	16,678	256,952
Shares Issued from DRIP	—	119,381	63,743	133,890
Total Shares Issued	—	214,278	80,421	390,842
Proceeds, before offering expenses	$—	$3,320	$1,225	$6,113
Average Price Per Share(1)	$—	$15.49	$15.23	$15.64

(1)	No shares were issued during the three months ended September 30, 2022. The average price per share for the nine months ended September 30, 2022 inclusive of offering expenses, was $13.72. The average price per share for the three and nine months ended September 30, 2021 inclusive of offering expenses, was 15.22 and $15.27 per share, respectively.

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2022	2021
Per share data:(1)
Net asset value, beginning of period	$15.10	$15.23
Investment operations:
Net investment income	1.13	1.03
Net realized and unrealized gains(losses) on investments and foreign currency transactions	(0.40)	0.27
Net increase in net assets resulting from operations	0.73	1.30
Distributions declared from net investment income	(1.07)	(1.07)
Net asset value, end of period	$14.76	$15.46
Total annualized return based on market value(2)	(37.95)%	15.82%
Total annualized return based on net asset value	6.49%	11.26%
Net assets, end of period	$343,019	$323,724
Per share market value at end of period	$11.10	$15.22
Shares outstanding end of period	23,243,088	20,936,874
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	11.95%	10.70%
Ratio of incentive fees to average net assets	1.64%	2.81%
Ratio of total expenses to average net assets(4)	13.59%	13.51%
Ratio of net investment income to average net assets(4)	10.05%	8.91%
Portfolio turnover ratio	28.41%	49.34%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2022

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2022	2021	2022	2021
Net increase in net assets resulting from operations	$3,845	$8,275	$16,901	$26,951
Weighted average shares outstanding	23,243,088	20,851,435	23,224,990	20,677,545
Basic and diluted per share net increase in net assets resulting from operations	$0.17	$0.40	$0.73	$1.30

NOTE 12 - SUBSEQUENT EVENTS

The Company’s management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and, other than the items discussed below, has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On October 14, 2022, the Company declared a special distribution of $0.05 per share, which will be payable on December 9, 2022 to stockholders of record as of October 31, 2022.

On November 10, 2022, the Company’s board of directors approved amended and restated bylaws that revise Section 2.8 of the bylaws regarding the preparation of voting lists in advance of stockholder meetings to conform to recent amendments to the Delaware General Corporation Law regarding preparation of such lists.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	our ability to continue to effectively manage our business and our business prospects and the prospects of our prospective portfolio companies, due to the significant disruptions caused by the current pandemic caused by the novel coronavirus (commonly known as “COVID-19”);
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing war between Russia and Ukraine and the prolonged lockdowns in China due to the ongoing COVID-19 pandemic;
●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

We were formed on December 28, 2011 and commenced operations on January 1, 2012. We were originally capitalized with approximately $176.3 million of contributed assets from H.I.G. Bayside Debt & LBO Fund II, L.P. and H.I.G. Bayside Loan Opportunity Fund II, L.P., each of which is an affiliate of H.I.G. Capital, L.L.C., or H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 4, 2012, we converted from a Delaware LLC into a Delaware corporation and elected to be treated as a business development company under the 1940 Act.

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares. Concurrent with the IPO, certain of our directors and officers, the managers of H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers” or the “Investment Adviser”) and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement exempt from registration under the Securities Act. Our shares of common stock are listed on the Nasdaq Global Select Market under the symbol “WHF.”

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

Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic the extent to which COVID-19 and/or other disease pandemics may continue to negatively affect our business and our portfolio companies’ operating results and financial condition is uncertain. Due to the ongoing business disruptions caused by COVID-19, some of our portfolio companies have experienced financial distress and have defaulted on their financial obligations to us and their other capital providers. Such developments could impair the business operations of our portfolio companies and may result in a decrease in the value of our investment in any such portfolio companies.

In connection with the adverse effects of the COVID-19 pandemic, we have restructured and may need to continue to restructure additional investments in some of our portfolio companies, which has resulted in and could result in additional diminished interest payments or in permanent impairments on our investments. The effects of the COVID-19 pandemic discussed above may increase the risk that more of our portfolio investments may be placed on non-accrual status in the future. Any decreases in our net investment income would increase the portion of our cash flows dedicated to distribution payments to stockholders and to servicing our existing debt under our revolving credit facility, or the Credit Facility, with JPMorgan Chase Bank, National Association, as administrative agent and lender, or the Lender.

WhiteHorse Advisers’ credit team continues to be in close contact with the owners and management teams of each of our portfolio companies. Since the onset of the COVID-19 pandemic, some of these owners and management teams have assessed the impacts to their businesses and are continuing to coordinate with us to guide their companies through the recovery. We are operating under a philosophy that we will work hand in hand with our borrowers to support them, allowing flexibility in our terms as appropriate, and we expect owners to support their businesses with additional equity where possible.

As a business development company, we are permitted under the 1940 Act to borrow amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowing. We are required to comply with various covenants pursuant to the Credit Facility. If we fail to satisfy the covenants of the Credit Facility or are unable to cure any event of default or obtain a waiver from the applicable lender, it could result in foreclosure by the lenders under the Credit Facility, which would accelerate our repayment obligations under the Credit Facility and thereby result in a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders. As of September 30, 2022, we were in compliance with all covenants and other requirements of the Credit Facility.

We are also subject to financial risks, including changes in market interest rates. As of September 30, 2022, nearly all of our debt investments at fair value were at floating rates, which are generally based on a floating index rate such as LIBOR or SOFR, and many of which are subject to certain floors. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of the impact of hypothetical base rate changes in interest rates.

Our management team has sought strategies that will help us weather periods of economic decline. We have attempted to avoid deeply cyclical sectors and have only made loans where we believed we would be able to recover 100% of our loans in the event of a financial crisis, such as the financial crisis in 2008. Additionally, we have taken a conservative position on the Company’s liquidity, making sure we have a top-tier leverage partner and very significant cushion against default.

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

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of September 30, 2022, SOFR is utilized as the floating benchmark rate on 26 investments to our portfolio companies. As of September 30, 2022, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings above $285.0 million. We expect any new credit facilities that we enter into subsequent to September 30, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

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

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a spread over LIBOR, SOFR or an equivalent index rate. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as fee income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

For the period October 1, 2022 through November 14, 2022, we contributed one additional asset of senior secured debt facilities to the STRS JV.

On October 14, 2022, we declared a special distribution of $0.05 per share, which will be payable on December 9, 2022 to stockholders of record as of October 31, 2022.

On November 10, 2022, our board of directors approved amended and restated bylaws that revise Section 2.8 of the bylaws regarding the preparation of voting lists in advance of stockholder meetings to conform to recent amendments to the Delaware General Corporation Law regarding preparation of such lists.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021

Set forth below are the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Total investment income	$21,558	$18,378	$3,180	$61,592	$53,689	$7,903
Total expenses	11,790	10,739	1,051	35,408	32,353	3,055
Net investment income	9,768	7,639	2,129	26,184	21,336	4,848
Net realized gains/(losses) on investments and foreign currency transactions	230	(96)	326	(15,893)	7,502	(23,395)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(6,153)	732	(6,885)	6,610	(1,887)	8,497
Net increase in net assets resulting from operations	$3,845	$8,275	$(4,430)	$16,901	$26,951	$(10,050)

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

Consolidated operating results for the three and nine months ended September 30, 2022 and 2021 are as follows:

Net Investment Income

Net investment income for the three and nine months ended September 30, 2022 totaled $9.8 million and $26.2 million, respectively. Net investment income for the three and nine months ended September 30, 2021 totaled $7.6 million and $21.3 million, respectively. Net investment income increased by $2.1 million and $4.8 million for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

Investment income increased by $3.2 million and $7.9 million for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021 primarily attributable to higher interest income earned from investments in portfolio companies due to a larger investment portfolio and an increase in base rates. Investment income generated from our STRS JV subordinated notes and equity investments increased by $2.0 million and $3.4 million for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021 as a result of a larger investment portfolio, higher interest income earned from investments in portfolio companies and the increased economic interest to 66.67% from 60.0%, starting in February 2022. The investment income increase was partially offset by lower non-recurring fee income of $0.8 million for both the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2022	2021	Variance	2022	2021	Variance
Interest expense	$5,632	$3,842	$1,790	$15,351	$11,456	$3,895
Base management fees	3,881	3,508	373	11,741	10,209	1,532
Performance-based incentive fees	1,027	2,069	(1,042)	4,291	6,739	(2,448)
Administrative service fees	171	171	—	512	512	—
General and administrative expenses	884	896	(12)	2,919	2,592	327
Total expenses, before excise tax	11,595	10,486	1,109	34,814	31,508	3,306
Excise tax	195	253	(58)	594	845	(251)
Total expenses, including excise tax	$11,790	$10,739	$1,051	$35,408	$32,353	$3,055

Interest expense increased $1.8 million and $3.9 million for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021, primarily due to a higher borrowing base and higher weighted average interest rates.

Base management fees increased by $0.4 million and $1.5 million for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021 due to higher gross assets.

Performance-based incentive fees decreased by $1.0 million and $2.4 million for the three and nine months ended September 30, 2022 from the three and nine months ended September 30, 2021, mainly attributable to the impact of the reversal of capital gains incentive fee accrual for the three and nine months ended September 30, 2022.

General and administrative expenses increased by $0.3 million for the nine months ended September 30, 2022 from the nine months ended September 30, 2021, primarily due to higher professional fees.

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

Excise tax was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022. Excise tax was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, we accrued a net federal excise tax expense of $0.6 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
AG Kings Holdings Inc.(1)	$—	$—	$0.6	$7.5
BW Gas & Convenience Holdings, LLC	—	—	—	0.2
Cennox, Inc.	—	—	0.1	—
Drew Foam Companies Inc.	—	—	—	(0.1)
Geo Logic Systems Ltd.	—	0.2	—	0.2
Grupo HIMA San Pablo, Inc.	—	—	(18.3)	—
Lab Logistics, LLC	0.2	—	0.2	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	—	0.1	—
RCS Capital Corporation(2)	—	—	1.7	—
RLJ Pro-Vac, Inc.	—	—	0.1	—
Vero Parent, Inc.	—	—	—	0.5
Vessco Holdings, LLC	—	—	(0.1)	(0.6)
Other(3)	—	(0.1)	0.1	—
Total net realized gains/(losses) on investments	$0.2	$0.1	$(15.5)	$7.7
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Amount represents a recovery from a previously realized equity investment.
(3)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and nine months ended September 30, 2022 and 2021:

	Three months ended		Nine months ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross unrealized appreciation on investments(1)	$2.1	$5.0	$7.5	$11.5
Gross unrealized depreciation on investments	(9.2)	(3.6)	(14.0)	(5.5)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.8)	(1.1)	10.7	(8.2)
Total unrealized appreciation (depreciation) on investments	$(7.9)	$0.3	$4.2	$(2.2)
(1)	The three months ended September 30, 2022 includes unrealized depreciation from the AG Kings Holdings Inc. escrow receivable of $0.3 million. The nine months ended September 30, 2022 and September 30, 2021 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.9 million and $1.0 million, respectiely.

During the nine months ended September 30, 2022, the realization from Grupo HIMA San Pablo, Inc. generated a net realized and unrealized loss of $6.9 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2022 and December 31, 2021, we had commitments to fund approximately $37.0 million and $53.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $64.1 million during the nine months ended September 30, 2022, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $67.5 million during the nine months ended September 30, 2022, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of September 30, 2022, we had cash and cash equivalent resources of $19.3 million, including $9.5 million of restricted cash. As of September 30, 2022, we had approximately $88.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2021, we had cash and cash equivalent resources of $22.5 million, including $10.3 million of restricted cash. As of December 31, 2021, we had approximately $43.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on LIBOR, SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of September 30, 2022, STRS JV had total assets of $306.4 million. As of December 31, 2021, STRS JV had total assets of $273.5 million.

We provide capital to STRS JV in the formof LLC equity interests and subordinated notes. In February 2022, we increased our capital commitment to the STRS JV in the amount of an additional $25.0 million, which brings our total capital commitment to the STRS JV to $100.0 million, comprised of $80.0 million of subordinated notes and $20.0 million of LLC equity interests.

As of September 30, 2022, our and STRS Ohio’s economic ownership in STRS JV were approximately 66.67% and 33.33%, respectively. As of September 30, 2022, our investment in STRS JV consisted of equity contributions and subordinated note advances of $20.0 million and $80.0 million, respectively, both of which were fully funded.

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

Below is a summary of STRS JV’s portfolio as of September 30, 2022 and December 31, 2021:

($ in thousands)	As of September 30, 2022	As of December 31, 2021
Total investments(1)	$280,877	$259,510
Weighted average effective yield on total portfolio(2)	10.1%	7.9%
Number of portfolio companies in STRS JV	28	28
Largest portfolio company investment(1)	19,114	22,967
Total of five largest portfolio company investments(1)	77,439	83,057
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of September 30, 2022		As of December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$285,614	$280,877	$260,472	$259,510
Total	$285,614	$280,877	$260,472	$259,510

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2022		As of December 31, 2021
Advertising	$9,782	3.5%	$—	—%
Air Freight & Logistics	3,557	1.3	—	—
Application Software	13,411	4.8	13,518	5.2
Building Products	14,305	5.1	16,603	6.4
Construction & Engineering	8,625	3.1	13,975	5.4
Data Processing & Outsourced Services	14,507	5.2	16,160	6.2
Diversified Support Services	11,741	4.2	10,489	4.0
Electronic Equipment & Instruments	13,485	4.8	6,687	2.6
Environmental & Facilities Services	18,641	6.6	6,872	2.6
Household Appliances	7,773	2.8	—	—
Industrial Machinery	15,276	5.4	6,815	2.6
Internet & Direct Marketing Retail	19,114	6.8	15,353	5.9
Investment Banking & Brokerage	5,687	2.0	10,054	3.9
IT Consulting & Other Services	33,342	11.9	40,697	15.7
Leisure Products	9,044	3.2	8,930	3.4
Packaged Foods & Meats	11,998	4.3	25,606	9.9
Personal Products	3,698	1.3	4,273	1.8
Pharmaceuticals	13,706	4.9	15,061	5.8
Real Estate Operating Companies	10,722	3.8	4,780	1.8
Real Estate Services	8,572	3.1	—	—
Research & Consulting Services	8,832	3.0	8,901	3.4
Systems Software	—	—	9,898	3.8
Technology Hardware, Storage & Peripherals	14,991	5.3	14,725	5.7
Trading Companies & Distributors	10,068	3.6	10,113	3.9
Total	$280,877	100.0%	$259,510	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2022 and December 31, 2021 and selected statement of operations information for the three and nine months ended September 30, 2022 and 2021.

Capital Raises

On October 25, 2021, we completed an offering of 1,900,000 shares of our common stock at a public offering price of $15.81 per share, inclusive of underwriting discounts and commissions. In connection with the offering, we granted the underwriters an overallotment option to purchase up to an additional 285,000 shares of our common stock. The issuance of 1,900,000 shares resulted in net proceeds to us of $29.4 million, inclusive of underwriting discounts and commissions and before offering expenses. On November 3, 2021, we raised an additional $4.3 million from the issuance of an additional 282,300 shares pursuant to the underwriters’ exercise of the overallotment option to purchase additional shares. WhiteHorse Advisers agreed to bear a portion of the underwriting discounts and commissions in connection with the offering, such that the issuance of 2,182,300 shares (which includes the additional shares issued pursuant to the overallotment option) resulted in net proceeds to us of $33.7 million before offering expenses, which was at or above our net asset value per share at the time of the offering and the overallotment option.

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

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) increase WhiteHorse Credit’s availability under the Credit Facility from $285.0 million to $310.0 million (the “$25 Million Increase”), (ii) increase the minimum funding amount from $200.0 million to $217.0 million, (iii) extend an additional temporary increase of $25.0 million in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335.0 million through April 4, 2022 (the “$25 Million Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25 Million Increase in the Credit Facility and the $25 Million Temporary Increase in availability under the Credit Facility.

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

As of September 30, 2022, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of September 30, 2022, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings and to make distributions in the ordinary course: (i) a borrowing base test and (ii) a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the net asset value of the collateral, as set forth in the credit agreement, as amended and restated from time to time, in connection therewith (the “Amended Loan Agreement”), and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 60%, as set forth in the Amended Loan Agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 167.5% of the aggregate outstanding amount of all Lender advances as set forth in the Amended Loan Agreement and related documentation.

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

As of September 30, 2022, there was $246.1 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $88.9 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $621.4 million as of September 30, 2022.

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

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes. The 4.000% 2026 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility.

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

Portfolio Investments and Yield

As of September 30, 2022, our investment portfolio consisted primarily of senior secured loans across 107 positions in 68 companies with an aggregate fair value of $764.6 million. As of September 30, 2022, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR or SOFR) with three fixed-rate loan investments representing 0.4% based on fair value. As of September 30, 2022, our portfolio had an average investment size of $6.3 million based on fair value and average debt investment size of $7.7 million, with investment sizes ranging from zero to $23.2 million and a weighted average effective yield of 11.0% (and a weighted average effective yield on income-producing debt investments of 11.4%).

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

For the nine months ended September 30, 2022, we invested $223.8 million in new and existing portfolio companies, offset by repayments and sales of $271.8 million. Proceeds from sales totaled $111.7 million while repayments included $9.1 million of scheduled repayments and $151.0 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of September 30, 2022		As of December 31, 2021
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$94.6	12.4%	$125.8	15.4%
2	544.2	71.1	611.9	74.7
3	116.9	15.3	73.2	8.9
4	8.9	1.2	8.3	1.0
5	—	—	—	—
Total Portfolio	$764.6	100.0%	$819.2	100.0%

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

During the three and nine months ended September 30, 2022 we declared to stockholders distributions of $0.355 and $1.065 for total distributions of $8.3 million and $24.7 million. During the three and nine months ended September 30, 2021 we declared to stockholders distributions of $0.355 and $1.065 per share, respectively for total distributions of $7.4 million and $22.1 million, respectively.

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

To the extent our taxable earnings fall below the total amount of our distributions paid for that fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2022, we estimate that distributions to stockholders included $24.7 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2021 and current earnings for the nine months ended September 30, 2022. The specific tax characteristics of the distribution will be reported to stockholders on or after the end of the calendar year 2022 and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is only ordinary income or gains.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their fair valuation obligations in light of recent market developments. The rule permits boards to designate the fund’s investment adviser to perform fair value determinations, subject to board oversight and certain other conditions. Effective September 8, 2022, the Board designated the Investment Adviser as the Company’s valuation designee to perform the fair value determinations relating to all of our investments, subject to the oversight of the Board.

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

The Investment Adviser, as the valuation designee, is ultimately responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. The Investment Adviser has retained one or more independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. Independent valuation firms retained by the Investment Adviser provide a valuation review on approximately 25% of our investments for which market quotations are not readily available each quarter to ensure that the fair value of each investment for which a market quote is not readily available is reviewed by an independent valuation firm at least once during each 12-month period. However, the Investment Adviser does not intend to have de minimis investments of less than 1.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed.

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

With respect to investments for which market quotations are not readily available, our Investment Adviser undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Investment Adviser responsible for credit monitoring in accordance with our valuation procedures.
●	Preliminary valuation conclusions are then documented and discussed with our investment committee and our Investment Adviser.
●	The valuation committee, comprised of a number of representatives from different functions of the Investment Adviser, reviews these preliminary valuations, and on a quarterly basis, reviews the bases of the valuations by our Investment Adviser and the independent valuation firms.
●	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

●	Our Board, through the Audit Committee, performs oversight of the fair valuation process in accordance with Rule 2a-5.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)
(100)	$(7,214)	$(2,461)	$(4,753)
100	7,452	2,461	4,991
200	14,904	4,922	9,982
300	22,357	7,383	14,974
400	29,809	9,844	19,965
500	37,261	12,305	24,956

As of September 30, 2022, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to economically hedge the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. During the three and nine months ended September 30, 2022, we recognized unrealized gains of $10,000 and zero respectively, in the consolidated statements of operations relating to forward currency exchange contracts. During the three and nine months ended September 30, 2021, we recognized unrealized gains of $187,000 and 186,000, respectively, in the consolidated statements of operations relating to forward currency exchange contracts. During the three and nine months ended September 30, 2022, we recognized realized losses of $0 and $8,000, respectively, in the consolidated statements of operations relating to forward currency exchange contracts. During the three and nine months ended September 30, 2021 we recognized realized gains of $1,000 and losses of $3,000, respectively, in the consolidated statements of operations relating to forward currency exchange contracts. See Note 3 to our consolidated financial statements.

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

We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.

General interest rate fluctuations may have a substantial negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given a portion of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Our portfolio primarily consists of fixed and floating rate investments. Market prices tend to fluctuate more for fixed-rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to 10 years. Market prices for debt that pays a fixed rate of return tend to decline as interest rates rise.

This means that we are subject to greater risk (other things being equal) than a fund invested solely in shorter-term, fixed-rate securities. Market prices for floating rate investments may also fluctuate in rising rate environments with prices tending to decline when credit spreads widen. A decline in the prices of the debt we own could adversely affect our net assets resulting from operations and the market price of our common stock.

Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to pay dividends at a level that provides a similar return, which could reduce the value of our common stock.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.

Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “—We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of September 30, 2022, our total outstanding indebtedness was $436.1 million and our asset coverage was 178.7%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of September 30, 2022, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of September 30, 2022 and (2) 150%, each at various annual returns, net of expenses and as of September 30, 2022. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(27.8)%	(16.7)%	(5.5)%	5.6%	16.8%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(40.3)%	(25.5)%	(10.8)%	4.0%	18.8%
(1)	Assumes $796.7 million in total assets, $436.1 million in debt outstanding and $343.0 million in net assets as of September 30, 2022, and an average cost of funds of 5.3%, which is our weighted average borrowing cost as of September 30, 2022.
(2)	Assumes $1,046.6 million in total assets, $686.0 million in debt outstanding and $343.0 million in net assets as of September 30, 2022, and an average cost of funds of 5.4%, which would be our weighted average borrowing cost assuming 150% asset coverage as of September 30, 2022.

Based on our outstanding indebtedness of $436.1 million as of September 30, 2022 and an average cost of funds of 5.61%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.0% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $686.0 million on an assumed 150% asset coverage ratio and an average cost of funds of 5.61%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.6% to cover annual interest payments on our outstanding indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description

3.1*	Second Amended and Restated Bylaws*
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 14, 2022	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)