Form 10-K
period 2022-12-31
WhiteHorse Finance, Inc.
filed 2023-03-03
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2022 based on the closing price on that date of $13.14 on the Nasdaq Global Select Market was approximately $224.2 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 23,243,088 shares of the registrant’s common stock outstanding as of February 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

●	“we,” “us,” “our,” the “Company” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below) and WhiteHorse California (as defined below);
●	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
●	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
●	“WhiteHorse California” refers to WhiteHorse Finance (CA), LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Credit;
●	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“6.000% 2023 Notes” refer to the $30 million aggregate principal amount of 6.00% unsecured notes due 2023 privately issued on August 7, 2018 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2023 Note Purchase Agreement” refers to the note purchase agreement, dated July 13, 2018, governing the issuance and sale of the 6.000% 2023 Notes;
●	“5.375% 2025 Notes” refer to the $40 million aggregate principal amount of 5.375% unsecured notes due 2025 privately issued on October 20, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2025 Note Purchase Agreement” refers to the note purchase agreement, dated October 20, 2020, governing the issuance and sale of the 5.375% 2025 Notes;
●	“5.375% 2026 Notes” refer to the $10 million aggregate principal amount of 5.375% unsecured notes due 2026 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2026 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.375% 2026 Notes;
●	“5.625% 2027 Notes” refer to the $10 million aggregate principal amount of 5.625% unsecured notes due 2027 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2027 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.625% 2027 Notes;

●	“4.250% 2028 Notes” refer to the $25 million aggregate principal amount of 4.25% unsecured notes due 2028 privately issued on December 6, 2021 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2028 Note Purchase Agreement” refers to the note purchase agreement, dated December 6, 2021, governing the issuance and sale of the 4.25% 2028 Notes
●	“2025 Public Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018;
●	“4.000% 2026 Notes” refer to the $75 million aggregate principal amount of 4.00% unsecured notes due 2026 issued on November 24, 2021;
●	“Private Notes” refers (unless the context otherwise requires) collectively to the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes; and
●	“Credit Facility” refers to the $335 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future;

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically are based on a floating interest rate index such as the London Interbank Offered Rate, or LIBOR, or Secured Overnight Financing Rate, or SOFR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also make opportunistic investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the U.S. based lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

We invest primarily in loans and securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as “junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

As of December 31, 2022, our investment portfolio consisted primarily of senior secured loans across 115 positions in 72 companies with an aggregate fair value of approximately $760.2 million. As of December 31, 2021, our investment portfolio consisted primarily of senior secured loans across 127 positions in 76 companies with an aggregate fair value of approximately $819.2 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We are subject to substantial regulation, including regulations governing our operation as a business development company and RIC. The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective and affect our ability to, and the way in which we, raise additional debt or equity capital.
●	We are highly dependent upon our Investment Adviser, H.I.G. Capital and their respective affiliates for our future success, including their key personnel, proprietary deal-flow network of potential deal sources and expertise.
●	There are significant potential conflicts of interest that could affect our investment returns, particularly conflicts of interests of our Investment Adviser and its affiliates.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
●	Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
●	The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.
●	Our returns will be reduced by any corporate income tax that our subsidiaries pay.
●	We finance our investments with borrowed money, which will increase the potential for gain or loss on amounts invested and may increase the risk of investing in us. Additionally, the SBCAA allows us to incur additional leverage, which may further magnify the risks of investing with us.

●	We may expose ourselves to risks by engaging in hedging transactions.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
●	A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.
●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Provisions of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation and bylaws, and documents governing our indebtedness could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.
●	Each of our Investment Adviser and our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.
●	Our investments in portfolio companies may be risky, and we could lose all or parts of our investments. Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.
●	We may invest through joint ventures, partnerships or other special purpose vehicles, and our investments through these vehicles may entail greater risks; investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
●	We are subject risks related to indebtedness, including indebtedness under Credit Facility and our public and private notes, which may have a material adverse effect on our business, financial condition and results of operations.
●	The trading market or market value of our publicly issued debt and equity securities may fluctuate.
●	Our credit ratings may not reflect all risks of an investment in our debt securities.
●	If we receive stockholder approval, we may issue shares of our common stock at a price below the then current net asset value, or NAV, per share of our common stock, which could materially dilute your interest in our common stock and reduce our NAV per share.
●	Investing in our equity securities may involve an above average degree of risk, including the risk that our shares may trade at a discount to their NAV, the risk that you may not receive distributions, the risk that you could experience dilution in your ownership percentage if you do not participate in our distribution reinvestment plan, and the risk that you may receive shares of our common stock as dividends.

●	We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
●	Global economic, political and market conditions, including those caused by the ongoing war between Russia and Ukraine, the tension between China and the United States and the novel coronavirus (“COVID-19”), may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
●	Global pandemics, such as the COVID-19 pandemic, and related government actions have adversely affected, and in the future, could further adversely affect, our business, results of operations and financial condition as well as those of our portfolio companies.
●	Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
●	We and our Investment Adviser could be the target of litigation.
●	We are subject to risks related to corporate social responsibility.

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

WhiteHorse Advisers entered into a staffing agreement, or the Staffing Agreement, with an affiliate of H.I.G. Capital under which the affiliate has agreed to make experienced investment professionals available to WhiteHorse Advisers and to provide access to its senior investment personnel to enable WhiteHorse Advisers to perform all of its obligations under the Investment Advisory Agreement. The Staffing Agreement provides WhiteHorse Advisers with access to deal flow generated by H.I.G. Capital in the ordinary course of business and commits certain members of H.I.G. Capital’s investment committee to serve as members of the Investment Committee. In addition, under the Staffing Agreement, H.I.G. Capital is obligated to allocate investment opportunities among its managed affiliates fairly and equitably over time in accordance with its allocation policy. The Staffing Agreement provides WhiteHorse Advisers with access to the deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring experience of H.I.G. Capital’s senior investment professionals.

An affiliate of our investment adviser, WhiteHorse Administration, under an administration agreement, or the Administration Agreement, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2022, H.I.G. Capital managed approximately $52 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 560 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

While we focus principally on originating senior secured loans to lower middle market companies that we believe have attractive risk adjusted returns, including first lien and second lien facilities, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We may also invest in assets consistent with our investment strategy indirectly through the acquisitions of interests in other investment companies. We generate current income through the receipt of interest payments, origination and other fees, and dividends. Our typical loans are based on a floating interest rate index such as LIBOR or SOFR plus a spread, have a term of three to six years, are secured by all tangible and intangible assets of the borrower and include covenants, monitoring and information rights in favor of the lender.

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

We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies.

Investment Process Overview

Sourcing. Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 28 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for its approximately 560 investment professionals throughout its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence. We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 28 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31, 2021
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$65.2	8.6%	$125.8	15.4%
2	503.5	66.2	611.9	74.7
3	168.6	22.2	73.2	8.9
4	22.9	3.0	8.3	1.0
5	—	—	—	—
Total Portfolio	$760.2	100.0%	$819.2	100.0%

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

WHF STRS Ohio Senior Loan Fund

In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically are based on a floating interest rate index such as LIBOR or SOFR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2022 and 2021, STRS JV had $305.3 and $273.5 million in total assets, respectively.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2022, we and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees.

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

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012 and subsequently amended and restated on August 1, 2018, was re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on February 23, 2023. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On February 23, 2023, our board of directors voted unanimously to re-approve the Investment Advisory Agreement. In reaching its decision to re-approve the Investment Advisory Agreement our board of directors considered information it received relating to:

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

In connection with their consideration of the renewal of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on February 23, 2023, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and re-approved to the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others, including the reimbursement by us of amounts paid by the Administration on our behalf. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors on February 23, 2023. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us, or the Exclusion. Therefore, the Investment Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2023.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of five percent of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary liquidity or emergency purposes.sFor a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

If we hold greater than 10% of the interests treated as equity for U.S. federal income tax purposes in a foreign corporation that is treated for U.S. income tax purposes as a controlled foreign corporation, or CFC, we may be treated as receiving a deemed distribution (taxable as ordinary income) each taxable year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for such taxable year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such taxable year. We would be required to include the amount of a deemed distribution from a CFC when computing our investment company taxable income as well as in determining whether we satisfy the distribution requirements applicable to RICs, even to the extent the amount of our income deemed recognized from the CFC exceeds the amount of any actual distributions from the CFC and our proceeds from any sales or other dispositions of CFC stock during a taxable year. In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder”, for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a foreign corporation.

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

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a business development company, we are required to meet an asset coverage ratio, as defined under the 1940 Act, by the Small Business Credit Availability Act, or the SBCAA, as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities of at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) after each issuance of senior securities. See “— We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.” If the value of our assets declines, we may be unable to satisfy the 1940 Act’s asset coverage requirement. If that happens, we may be required to sell a portion of our investments at a time when such sale may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. The issuance of senior securities exposes us to typical risks associated with leverage, including an increased risk of loss, and if we incur additional leverage as permitted by the SBCAA, these risks will be magnified. See “— The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us.” If we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, and preferred stockholders would have separate voting rights, dividend and liquidation rights and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might otherwise result in your receiving a premium price for your common stock or otherwise be in your best interest.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below the then-current NAV per share. We may, however, issue or sell our common stock at a price below the then-current NAV of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the then-current NAV of the common stock if our board of directors determines that such sale is in the best interest of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We may also conduct rights offerings at prices per share less than the NAV per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

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

As a business development company, we are permitted under the 1940 Act to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018. These actions increased our maximum debt to equity ratio from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2022, our asset coverage for borrowed amounts was 174.7%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of December 31, 2022, our total outstanding indebtedness was $445.1 million and our asset coverage was 174.7%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2022, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2022 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2022. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(29.0)%	(17.6)%	(6.1)%	5.3%	16.7%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.4)%	(27.6)%	(12.9)%	1.8%	16.6%
(1)	Assumes $796.5 million in total assets, $445.1 million in debt outstanding and $332.4 million in net assets as of December 31, 2022, and an average cost of funds of 6.1%, which is our weighted average borrowing cost as of December 31, 2022.
(2)	Assumes $1,016.1 million in total assets, $664.8 million in debt outstanding and $332.4 million in net assets as of December 31, 2022, and an average cost of funds of 6.5%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2022.

Based on our outstanding indebtedness of $445.1 million as of December 31, 2022 and an average cost of funds of 7.1%, 6.000%, 5.375%, 5.375%, 4.00%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.6% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $664.8 million (equal to an assumed 150% asset coverage ratio) and an average cost of funds of 7.1%, 6.000%, 5.375%, 5.375%, 4.00%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of December 31, 2022, our investment portfolio must experience an annual return of at least 4.4% to cover annual interest payments on our outstanding indebtedness.

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

Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions also is limited by rules adopted by the CFTC. Our Investment Adviser has claimed Exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2023.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. On November 30, 2020, the ICE Benchmark Administration Limited, or the IBA, the administrator of LIBOR, announced that it will consult in early December 2020 to consider extending the LIBOR transition deadline to the end of June 2023. In March 2021, the FCA and the IBA announced that (i) 1-week and 2-month U.S. dollar LIBOR and non-U.S. LIBOR will cease at the end of 2021 and (ii) the remaining U.S. dollar LIBOR tenors will cease after June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. In light of feedback received, the FCA has proposed that the 1-, 3- and 6-month U.S. dollar LIBOR tenors continue to be published on a synthetic basis through September 2024. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. For contracts that are governed by New York state law, recent New York state legislation effectively codified the use of SOFR as the alternative in the absence of another chosen replacement rate. Despite the adoption of the New York legislation, successful legal challenges against the legislation may render it partially or wholly unconstitutional or unenforceable. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether any of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect of SOFR and LIBOR on our net investment income cannot yet be determined, and the future of LIBOR at this time is uncertain.

Upon the cessation of LIBOR, we will need to utilize a new standard that is established in credit agreements with portfolio companies as well as other instruments to replace LIBOR. Our Credit Facility and certain of the loan agreements with our portfolio companies have been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given a portion of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation. See “Risk Factors — We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.”

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

While we have entered into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates or counterparty default may result in poorer overall investment performance than if we had not engaged in any hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge position and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities may also fluctuate as a result of factors not related to currency fluctuations. In addition, derivatives may expose us to leverage risk, market risk, counterparty risk, liquidity risk, operational risk and legal risk.

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

Under SEC Rule 18f-4, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by business development companies and registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. We expect to operate under the limited derivatives users exception. We may change this election and comply with the other provisions of Rule 18f-4 related to derivatives transactions at any time and without notice. To satisfy the limited derivatives users exception, we have adopted and implemented written policies and procedures to manage our derivatives risk and limit our derivatives exposure in accordance with Rule 18f-4. We also are permitted to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due.

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

We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, the Investment Adviser, as the Company’s “valuation designee”, subject to the oversight of our board of directors, determines the fair value of these securities in good faith under our valuation policies and procedures. In connection with that determination, our Investment Adviser’s investment professionals provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors have an indirect pecuniary interest in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our consolidated gross assets.

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Effective September 8, 2022, the Board designated the Investment Adviser as the Company’s valuation designee to perform the fair value determinations relating to all of our investments, subject to the oversight of the Board. The Investment Adviser as the valuation designee will:

◾	periodically assess and manage valuation risks;
◾	establish and apply fair value methodologies;
◾	test fair value methodologies;
◾	oversee and evaluate third-party pricing services;
◾	provide the Board with reporting required under Rule 2a-5 under the 1940 Act; and
◾	maintain recordkeeping requirements under Rule 2a-5. It is expected that the Company will have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the Investment Adviser to estimate in accordance with valuation policies established by the Board.

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

Our portfolio investments will be recorded at fair value as determined in good faith by the Investment Adviser as the Company’s valuation designee, subject to the oversight of our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Investment Adviser as the Company’s valuation designee, subject to the oversight of our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates,” all of our investments (other than cash and cash equivalents) are classified as Level 3 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. Consensus pricing is a methodology for the determination of fair value based on quotations from market makers. These quotations include a disclaimer that the market maker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act.

We have retained the services of several independent service providers to periodically review the valuation of securities for which there is no market guided price or that are thinly traded. The types of factors that the Investment Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust the valuation of our portfolio quarterly to reflect the Investment Adviser’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the valuation designee, subject to board oversight and certain other conditions, under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

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

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions, as well as interpretations or directives from the U.S. presidential administration and others in the executive branch, that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. The Biden administration has enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. If additional regulations are adopted, if existing laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates for such person or persons to serve as our investment adviser. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Administrator has the right, under the Administration Agreement, to resign at any time upon 60 days’ notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator to serve as our replacement administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, and related rules and regulations of the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

“Unitranche” Loans. We also invest in “unitranche” senior secured loans, which are a combination of senior secured and subordinated financing in the same facility, generally in a first-lien position. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and subordinated, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and subordinated debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and subordinated financing, unitranche secured loans have risks similar to the risks associated with senior secured, including first lien loans and second lien loans, and subordinated debt in varying degrees according to the combination of loan characteristics of the unitranche loan.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing the Credit Facility or other agreements, we do not have fixed guidelines for diversification, and our investments are and could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company and may do so for an extended period of time.

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

As of December 31, 2022, our investments in portfolio companies that operate in the health care sector represented 8.5% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

If an event of default occurs under the Credit Facility or if we resign or are terminated for cause as portfolio manager under the loan agreement, we may no longer manage the WhiteHorse Credit portfolio investments even though we are required to continue to own the equity interests in WhiteHorse Credit. If an agent for the Lender or the successor portfolio manager does not manage WhiteHorse Credit’s portfolio in the same manner that we would have, our performance may not meet expectations and may result in losses.

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

At any time on or after February 7, 2023, April 20, 2025, June 4, 2026, June 4, 2027 and March 6, 2028 (each a Prepayment Date), the 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes may be prepaid, respectively, at our option, at 100% of the principal amount, together with accrued and unpaid interest to the Prepayment Date. Prior to each respective Prepayment Date, we may prepay all or any principal amount of the respective Private Notes, together with accrued and unpaid interest, subject to a make-whole premium.

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

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Private Notes and the 4.000% 2026 Notes.

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

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have recently experienced, and continue to experience, extreme volatility and disruption as a result of the COVID-19 pandemic, inflation, higher interest rates, the Russia-Ukraine war and the possibility of an economic recession. These events are having an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could have a material adverse effect on our business, financial condition and results of operations. See “— Continued uncertainty surrounding geopolitical and economic conditions could have a material adverse effect on our business, results of operations and financial condition.”

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

In addition, significant changes or volatility in the capital markets may also have an adverse effect on the valuations of our investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of these events on economic and market conditions. Although governmental authorities worldwide have implemented measures to stabilize the markets and foster economic growth, the ultimate success of these measures remain unknown at this time and they may not adequately address the market dislocation.

Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations.

Periods of market volatility have occurred and may in the future occur in response to pandemics or other events that are beyond our control. These types of events have adversely affected and could continue to adversely affect our operating results and the operating results of our portfolio companies. The COVID-19 pandemic and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which directly impacts the valuation of our investments. We continue to closely monitor the developments of COVID-19 and assess the potential impact on our business and the business of our portfolio companies.

Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are negatively impacting and will continue to negatively impact us and our portfolio companies in the future. The effects of public health crises, such as the COVID-19 pandemic, may materially and adversely affect (i) the value of our investments and the performance of us and our portfolio companies, (ii) the ability of our portfolio companies to continue to satisfy loan covenants or make timely payments under loans provided by us, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations to our lenders on time or at all, or (iv) our ability to source, manage and achieve our investment objectives, all of which could adversely impact our portfolio companies and our results of operations.

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

International security issues and adverse developments in respect thereof such as the current political tension between Russia, Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity. In February 2022, Russia invaded Ukraine. In response, countries worldwide, including the United States, have imposed sanctions against Russia and on Russian businesses and individuals, including those in the banking, import and export sectors. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation, has exacerbated and may continue to exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company's portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

This invasion has led to disruptions in local, regional, national, and global markets and economies affected by the sanctions, and it is not possible to predict how long the invasion and related sanctions will last. These disruptions caused by the invasion have included, and continue to include, political, social, and economic disruptions and uncertainties and material increases in certain commodity prices that may affect our business operations or the business operations of our portfolio companies. The invasion of Ukraine and any retaliatory measures that have already been, or may in the future be taken by the U.S. and NATO have also created global security concerns that could have a lasting impact on regional and global economies.

In addition to the increase geopolitical risk in Ukraine, economic conditions across the world face continued uncertainty due to inflation, higher interest rates, global supply chain challenges, concerns of an economic recession and heightened volatility in key emerging market economies. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks, particularly as many global central banks implement differing monetary policy. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, or may in the future operate, including Europe and Asia.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the Nasdaq Global Select Market under the symbol “WHF.” As of February 24, 2023, we had 12 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name. The following table sets forth, for each fiscal quarter since January 1, 2019, the NAV per share of our common stock, the high and low closing sales price for our common stock, such closing sales price as a premium or discount to our NAV per share and quarterly distributions declared per share.

				Premium
				(Discount) of	(Discount) of	Distributions
		Closing Sales Price		High Sales	Low Sales Price	Declared Per
Period	NAV(1)	High	Low	Price to NAV(2)	to NAV(2)	Share(3)
Fiscal year ending December 31, 2023
First Quarter (through February 24, 2023)	*	$13.88	$12.63	*	*	$0.425
Fiscal year ended December 31, 2022
Fourth Quarter	$14.30	$13.73	$10.57	(4.0)%	(26.1)%	$0.405
Third Quarter	14.76	15.19	10.86	2.9	(26.4)	0.355
Second Quarter	14.95	15.50	12.35	3.7	(17.4)	0.355
First Quarter	14.99	15.73	14.60	4.9	(2.6)	0.355
Fiscal year ended December 31, 2021
Fourth Quarter	$15.10	$16.22	$14.61	7.4%	(3.2)%	$0.490
Third Quarter	15.46	16.02	14.90	3.6	(3.6)	0.355
Second Quarter	15.42	16.72	14.60	8.4	(5.3)	0.355
First Quarter	15.27	16.08	13.10	5.3	(14.2)	0.355
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	Unless otherwise noted, the distributions were declared from net investment income and long-term capital gains and did not include a return of capital.

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2022 with that of the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses

The following table is being provided to update, as of December 31, 2022, certain information in our registration statement of Form N-2 (File No. 333-231247), most recently declared effective by the SEC on August 2, 2022. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan fees (per sales transaction fee)	$15 Transaction Fee	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.69	%(4)
Incentive fees payable under Investment Advisory Agreement (20% of Pre-Incentive Fee Net Investment Income and 20% of realized capital gains)	2.12	%(5)
Interest payments on borrowed funds	6.60	%(6)
Acquired fund fees and expenses	3.65	%(7)
Other expenses	1.71	%(8)
Total annual expenses	18.77%
(1)	In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, including each underwritten offering by any of the selling stockholders identified under “Selling Stockholders,” the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of the distribution reinvestment plan, which consist primarily of the expenses of American Stock Transfer & Trust Company, LLC, our plan administrator, are included in “Other expenses.” If a participant elects by written notice to the plan administrator prior to termination of his or her account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. See “Distribution Reinvestment Plan.”
(4)	Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 2.0% based on our gross assets, including assets purchased with borrowed funds; provided, however, our base management fee shall be calculated at an annual rate of 1.25% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds, that exceed the product of (i) 200% and (ii) the value of our total net assets. Our base management fee is payable quarterly in arrears. The SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost.
(5)	The incentive fee referenced in the table above is based on actual amounts of the income-based component of the incentive fee incurred during the year ended December 31, 2022 and the actual amount of the capital gains-based incentive fee recorded during this same period. The incentive fee consists of two components that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

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

(6)	Our stockholders bear directly or indirectly the costs of borrowings under the Credit Facility and other debt instruments. Our actual borrowing costs as a percentage of net assets attributable to common stock on our outstanding indebtedness as of December 31, 2022, which consisted of $255.1 million of indebtedness outstanding under the Credit Facility, $75.0 million of indebtedness outstanding in 4.000% 2026 Notes and $115.0 million of indebtedness outstanding in Private Notes, was 6.60%. As of December 31, 2022, the weighted average interest rate for total outstanding debt was 6.12%. Assuming we meet certain disclosure requirements and obtain certain approvals required by the SBCAA, we expect to use leverage to finance a portion of our investments in the future, consistent with the newly enacted rules and regulations under the 1940 Act.
(7)	Our stockholders also indirectly bear 66.67% of the expenses of our investment in STRS JV. No management fee is charged by the Advisor in connection to STRS JV. For this chart, STRS JV fees and operating expenses are based on our share of the actual fees and operating expenses of STRS JV for the year ended December 31, 2022. Expenses for STRS JV may fluctuate over time and may be substantially higher or lower in the future.
(8)	Includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, and income and excise taxes. “Other expenses” are based on actual amounts incurred during the year ended December 31, 2022.

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

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return (none of which is subject to the incentive fee)	$157	$418	$621	$956

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

If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment as follows:

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return resulting entirely from net realized capital gains (which is subject to the incentive fee based on capital gains)	$167	$444	$661	$1,017

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

Item 6. Reserved

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

Our investment activities are managed by WhiteHorse Advisers and are supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under the Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. Under our Administration Agreement, we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. On March 2021, the FCA and the IBA announced that (i) 1-week and 2-month U.S. dollar LIBOR and non-U.S. LIBOR will cease at the end of 2021 and (ii) the remaining U.S. dollar LIBOR tenors will cease after June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. In light of feedback received, the FCA has proposed that the 1-, 3- and 6-month U.S. dollar LIBOR tenors continue to be published on a synthetic basis through September 2024. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of December 31, 2022, SOFR is utilized as the floating benchmark rate on approximately 41 floating rate debt investments to our portfolio companies. As of December 31, 2022, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings above $285.0 million. We expect any new credit facilities that we enter into subsequent to December 31, 2022 will reference a benchmark interest rate other than LIBOR, such as SOFR.

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

Recent Developments

For the period January 1, 2023 through March 3, 2023, we contributed three additional assets, which included three existing issuers of senior secured debt facilities to the STRS JV.

In February 2023, we increased our capital commitment to the STRS JV in the amount of an additional $15 million, which brings our total capital commitment to the STRS JV to $115 million, comprised of $92 million of subordinated notes and $23 million of LLC equity interests, and STRS Ohio increased its capital commitment to the STRS JV in the amount of an additional $10 million, which brings its total capital commitment to the STRS JV to $60 million, comprised of $48 million of subordinated notes and $12 million of LLC equity interests. In connection with these increases in capital commitments, our and STRS Ohio’s amended economic ownership in the STRS JV is approximately 65.71% and 34.29%, respectively.

Subsequent to December 31, 2022, the Company received financial information related to its investment in Playmonster Group LLC. Based on this information, the Company expects to place the first lien secured term loan investment on non-accrual status during the first quarter. This conclusion remains subject to change if additional information becomes available.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

Set forth below are the consolidated results of operations for the years ended December 31, 2022 and 2021. For information regarding the consolidated results of operations for the year ended December 31, 2020, see the Company’s Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 4, 2022.

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

Consolidated operating results for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,		2022 vs. 2021
($ in thousands)	2022	2021	Variance
Total investment income	$87,527	$72,143	$15,384
Total expenses	50,269	43,352	6,917
Net investment income	37,258	28,791	8,467
Net realized gains/(losses) on investments and foreign currency transactions	(14,268)	8,815	(23,083)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(7,307)	(7,512)	205
Net increase in net assets resulting from operations	$15,683	$30,094	$(14,411)

Net Investment Income

Net investment income for the years ended December 31, 2022 and 2021 totaled $37.3 million and $28.8 million, respectively. Net investment income increased by $8.5 million for the year ended December 31, 2022 from the year ended December 31, 2021, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

Investment income increased by $15.4 million for the years ended December 31, 2022 and 2021 primarily attributable to a larger investment portfolio and an increase in base rates. Investment income generated from our STRS JV subordinated notes and equity investments increased by $5.1 million as a result of a larger investment portfolio, higher interest income earned from investments in portfolio companies and the increased economic interest to 66.67% from 60.0%, starting in February 2022. Investment income from non-recurring fee income increased by $0.9 million. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. This was offset by lower dividend income from our investment in Arcole Holding Corporation by $0.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Operating Expenses

The following table summarizes our expenses for the years ended December 31, 2022 and 2021:

	Year ended December 31,		2022 vs. 2021
($ in thousands)	2022	2021	Variance
Interest expense	$21,940	$16,594	$5,346
Base management fees	15,600	13,975	1,625
Performance-based incentive fees	7,059	7,524	(465)
Administrative service fees	683	683	—
General and administrative expenses	3,963	3,572	391
Total expenses, before excise tax	49,245	42,348	6,897
Excise tax	1,024	1,004	20
Total expenses, including excise tax	$50,269	$43,352	$6,917

Interest expense increased $5.3 million for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to a higher borrowing base and higher weighted average interest rates. For the year ended December 31, 2022, the weighted average outstanding borrowings were $454.4 million at a weighted average interest rate of 4.35%. For the year ended December 31, 2021, the weighted average outstanding borrowings were $379.3 million at a weighted average interest rate of 3.70%.

Base management fees increased by $1.6 million for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to higher gross assets.

Performance-based incentive fees decreased by $0.5 million for the year ended December 31, 2022 from the year ended December 31, 2021, was mainly attributable to lower capital gains incentive fee of $2.1 million, offset by a higher net investment income incentive fee of $1.6 million.

General and administrative increased $0.4 million for the year ended December 31, 2022 from the year ended December 31, 2021, primarily due to higher professional fees.

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

For both years ended December 31, 2022 and 2021, we accrued a net federal excise tax expense of $1.0 million.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the years ended December 31, 2022 and 2021:

	Year ended
($ in millions)	December 31, 2022	December 31, 2021
AG Kings Holdings Inc.(1)	$0.6	$8.0
BW Gas & Convenience Holdings, LLC	—	0.2
Cennox, Inc.	0.1	—
Escalon Services Inc.	1.6	—
Geo Logic Systems Ltd.	—	0.2
Grupo HIMA San Pablo, Inc.	(18.3)	—
Lab Logistics, LLC	0.2	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	0.1	—
Meta Buyer LLC (d/b/a Metagenics, Inc.)	—	(0.3)
RCS Capital Corporation(2)	1.7	0.6
RLJ Pro-Vac, Inc.	0.1	—
Vero Parent, Inc.	—	0.5
Vessco Holdings, LLC	(0.1)	(0.6)
Other(3)	0.1	—
Total net realized gains/(losses) on investments	$(13.9)	$8.6
(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Amount represents a recovery from a previously realized equity investment.
(3)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation on investments for the year ended December 31, 2022 and 2021:

	Year ended
($ in millions)	December 31, 2022	December 31, 2021
Gross unrealized appreciation on investments(1)	$2.3	$11.4
Gross unrealized depreciation on investments	(20.3)	(10.4)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	8.8	(8.6)
Total unrealized appreciation (depreciation) on investments	$(9.2)	$(7.6)
(1)	The year ended December 31, 2022 and 2021 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.9 million and $0.5 million, respectively.

Financial Condition, Off-Balance Sheet Arrangements, Liquidity and Capital Resources

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2022 and December 31, 2021, we had commitments to fund approximately $56.2 million and $53.1 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Senior Securities
(In Thousands)

Information about our senior securities is shown in the following tables as of December 31, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013 and 2012. The report of our independent registered public accounting firm, Crowe LLP, on the senior securities table as of December 31, 2022, 2021, 2020, 2019 and 2018 is attached as an exhibit to this report. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

			Involuntary
			Liquidating	Average
	Total Amount	Asset Coverage	Preference	Market Value
Class and Year	Outstanding(1)	per Unit(2)	per Unit(3)	per Unit(4)
Credit Facility(5)
Fiscal 2022	$255,145	$1,754	$—	N/A
Fiscal 2021	291,637	1,735	—	N/A
Fiscal 2020	265,246	1,813	—	N/A
Fiscal 2019	238,917	2,047	—	N/A
Fiscal 2018	115,000	2,792	—	N/A
Fiscal 2017	155,000	2,576	—	N/A
Fiscal 2016	155,000	2,368	—	N/A
Fiscal 2015	102,000	2,305	—	N/A
Fiscal 2014	105,500	2,183	—	N/A
Fiscal 2013	25,000	3,064	—	N/A
Fiscal 2012	51,250	2,622	—	N/A
6.000% 2023 Notes
Fiscal 2022	$30,000	$1,754	$—	N/A
Fiscal 2021	30,000	1,735	—	N/A
Fiscal 2020	30,000	1,813	—	N/A
Fiscal 2019	30,000	2,047	—	N/A
Fiscal 2018	30,000	2,792	—	N/A
5.375% 2025 Notes
Fiscal 2022	$40,000	$1,754	$—	N/A
Fiscal 2021	40,000	1,735	—	N/A
Fiscal 2020	40,000	1,813	—	N/A
5.375% 2026 Notes
Fiscal 2022	$10,000	$1,754	$—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A
5.625% 2027 Notes
Fiscal 2022	$10,000	$1,754	$—	N/A
Fiscal 2021	10,000	1,735	—	N/A

			Involuntary
			Liquidating	Average
	Total Amount	Asset Coverage	Preference	Market Value
Class and Year	Outstanding(1)	per Unit(2)	per Unit(3)	per Unit(4)
Fiscal 2020	10,000	1,813	—	N/A
4.250% 2028 Notes
Fiscal 2022	$25,000	$1,754	$—	N/A
Fiscal 2021	25,000	1,735	—	N/A
4.000% 2026 Notes
Fiscal 2022	$75,000	$1,754	$—	N/A
Fiscal 2021	75,000	1,735	—	N/A
2025 Public Notes(6)
Fiscal 2020	$35,000	$1,813	$—	1,029
Fiscal 2019	35,000	2,047	—	1,049
Fiscal 2018	35,000	2,792	—	982
2020 Notes(7)
Fiscal 2017	$30,000	$2,576	$—	1,026
Fiscal 2016	30,000	2,368	—	1,005
Fiscal 2015	30,000	2,305	—	1,010
Fiscal 2014	30,000	2,183	—	1,006
Fiscal 2013	30,000	3,064	—	982
Unsecured Term Loan(8)
Fiscal 2015	$55,000	$2,305	$—	N/A
Fiscal 2014	55,000	2,183	—	N/A
Fiscal 2013	55,000	3,064	—	N/A
Fiscal 2012	90,000	2,622	—	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in thousands), exclusive of debt issuance costs.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit (including for the 2020 Notes, which were issued in $25 increments).

(3) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)	Not applicable, except for with respect to the 2020 Notes and 2025 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for the 2020 Notes and 2025 Notes is based on the average daily prices two weeks prior to the fiscal year end of such notes and is expressed per $1,000 of indebtedness.
(5)	On September 27, 2012, WhiteHorse Finance Warehouse, LLC entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent- (the “Natixis Credit Facility”). On December 23, 2015, WhiteHorse Credit entered into the Credit Facility, and we drew $102.0 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full.
(6)	On December 17, 2021, we redeemed 100% of the $35 million aggregate principal amount of the 2025 Notes outstanding and delisted the 2025 Notes from the Nasdaq Global Select Market.
(7)	On August 9, 2018, we redeemed 100% of the $30 million aggregate principal amount of the 2020 Notes outstanding and delisted the 2020 Notes from the Nasdaq Global Select Market.

(8)	On June 30, 2016, we repaid in full the outstanding balance of $55.0 million due under the Unsecured Term Loan.

Comparison of the Years Ended December 31, 2022 and December 31, 2021

Set forth below are our liquidity and capital resources for the years ended December 31, 2022 and 2021. For information regarding our liquidity and capital resources for the year ended December 31, 2020, see the Company’s Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 4, 2022.

Our operating activities provided cash and cash equivalents of $72.0 million during the year ended December 31, 2022, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $68.5 million during the year ended December 31, 2022, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of December 31, 2022, we had cash and cash equivalent resources of $26.3 million, including $16.8 million of restricted cash. As of December 31, 2022, we had approximately $79.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2021, we had cash and cash equivalent resources of $22.5 million, including $10.3 million of restricted cash. As of December 31, 2021, we had approximately $43.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on LIBOR, SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2022, STRS JV had total assets of $305.3 million. As of December 31, 2021, STRS JV had total assets of $273.5 million.

We provide capital to STRS JV in the form of limited liability company, or LLC equity interests, and subordinated notes. As of December 31, 2022, we and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2022, we had commitments to fund equity interests and subordinated notes in STRS JV of $20 million and $80 million, respectively, both of which were fully funded.

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

Below is a summary of STRS JV’s portfolio as of December 31, 2022 and December 31, 2021:

($ in thousands)	As of December 31, 2022	As of December 31, 2021
Total investments(1)	$284,259	$259,510
Weighted average effective yield on total portfolio(1)	11.3%	7.9%
Number of portfolio companies in STRS JV	28	28
Largest portfolio company investment(2)	19,113	22,967
Total of five largest portfolio company investments(2)	77,635	83,057
(1)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.
(2)	At fair value.

 Investments consisted of the following:

	As of December 31, 2022		As of December 31, 2021
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$287,940	$284,259	$260,472	$259,510
Total	$287,940	$284,259	$260,472	$259,510

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2022		As of December 31, 2021
Advertising	$11,703	4.1%	$—	—%
Air Freight & Logistics	3,545	1.2	—	—
Application Software	13,375	4.7	13,518	5.2
Building Products	14,132	5.0	16,603	6.4
Construction & Engineering	8,432	3.0	13,975	5.4
Data Processing & Outsourced Services	14,536	5.1	16,160	6.2
Diversified Support Services	11,729	4.1	10,489	4.0
Electronic Equipment & Instruments	13,187	4.6	6,687	2.6
Environmental & Facilities Services	20,708	7.3	6,872	2.6
Household Appliances	7,885	2.8	—	—
Industrial Machinery	14,999	5.3	6,815	2.6
Internet & Direct Marketing Retail	19,113	6.7	15,353	5.9
Investment Banking & Brokerage	5,545	2.0	10,054	3.9
IT Consulting & Other Services	33,461	11.8	40,697	15.7
Leisure Products	—	—	8,930	3.4
Packaged Foods & Meats	12,069	4.2	25,606	9.9
Paper Packaging	8,059	2.8	—	—
Personal Products	3,949	1.4	4,273	1.8
Pharmaceuticals	14,712	5.2	15,061	5.8
Real Estate Operating Companies	11,121	3.9	4,780	1.8
Real Estate Services	8,548	3.0	—	—
Research & Consulting Services	8,686	3.1	8,901	3.4
Systems Software	—	—	9,898	3.8
Technology Hardware, Storage & Peripherals	14,884	5.2	14,725	5.7
Trading Companies & Distributors	9,881	3.5	10,113	3.9
Total	$284,259	100.0%	$259,510	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2022 and December 31, 2021 and selected statement of operations information for the years ended December 31, 2022 and 2021.

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

At-the-Market Offering

On March 15, 2021, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, par value $0.001 per share, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us, or the ATM Offering. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. As of December 31, 2022, gross proceeds of $4.4 million have been raised from the ATM Offering.

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

As of December 31, 2022, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of December 31, 2022, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of December 31, 2022, there was $255.1 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $79.9 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $624.1 million as of December 31, 2022.

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

6.000% 2023 Notes

On July 13, 2018, we entered into the 2023 Note Purchase Agreement to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 6.000% 2023 Notes is payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.000%. This interest rate is subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes mature on August 7, 2023, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 6.000% 2023 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem existing debt.

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

Portfolio Investments and Yield

As of December 31, 2022, our investment portfolio consisted primarily of senior secured loans across 115 positions in 72 companies with an aggregate fair value of $760.2 million. As of December 31, 2022, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments, primarily indexed to either SOFR or LIBOR, with fixed-rate loan investments representing 0.4% based on fair value. As of December 31, 2022, our portfolio had an average investment size of $5.8 million based on fair value and average debt investment size of $7.0 million, with investment sizes ranging from zero to $22.9 million and a weighted average effective yield of 12.2% (and a weighted average effective yield on income-producing debt investments of 12.6%).

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

For the year ended December 31, 2022, we invested $280.1 million in new and existing portfolio companies, offset by repayments and sales of $323.1 million. Proceeds from sales totaled $121.9 million while repayments included $11.7 million of scheduled repayments and $189.5 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of December 31, 2022		As of December 31, 2021
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$65.2	8.6%	$125.8	15.4%
2	503.5	66.2	611.9	74.7
3	168.6	22.2	73.2	8.9
4	22.9	3.0	8.3	1.0
5	—	—	—	—
Total Portfolio	$760.2	100.0%	$819.2	100.0%

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

During the year ended December 31, 2022 we declared distributions of $1.470 per share for total distributions of $34.2 million. During the year ended December 31, 2021 we declared distributions of $1.555 per share for total distributions of $33.4 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2022 and 2021, distributions to stockholders did not include a return of capital, but did include approximately zero and $1.4 million, respectively, relating to long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies and estimates.

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2022 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(22,496)	$(7,654)	$(14,842)
(200)	(15,114)	(5,103)	(10,011)
(100)	(7,557)	(2,551)	(5,006)
100	7,557	2,551	5,006
200	15,114	5,103	10,011
300	22,670	7,654	15,016
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions" for further information.

As of December 31, 2022, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. As of December 31, 2022, there were foreign currency forward contracts outstanding with an unrealized loss of $3,000. During the year ended December 31, 2022, we recognized no realized gains or losses in the consolidated statements of operations relating to forward currency exchange contracts. During the year ended December 31, 2021, we recognized no unrealized gains or losses in the consolidated statements of operations relating to forward currency exchange contracts. During the year ended December 31, 2021, we recognized a realized loss of $3,000 in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our Notes to consolidated financial statements.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of WhiteHorse Finance, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2022 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 1, 2, 4 and 5 to the consolidated financial statements, the Company invests in senior secured loans, including first lien and second lien facilities, and may make investments at other levels of an investee’s capital structure, including mezzanine loans or equity investments, and may receive warrants to purchase common stock in connection with its debt investments.  With few exceptions, these investments are classified as Level 3 investments.  Level 3 investments represent approximately $740.1 million of the $760.2 million of investments held as of December 31, 2022.  Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Note 5 to the consolidated financial statements, using significant unobservable inputs and assumptions.  Determining the fair value of these investments requires management to make judgments about the valuation methodologies to apply (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, discount rates, market quotes, and exit multiples.

We identified the valuation of Level 3 investments as a critical audit matter given the significant judgments made by management to estimate the fair value of certain debt and equity positions.  This required a high degree of auditor judgment and extensive audit effort, including the involvement of auditor employed valuation specialists, who possess specialized skill and knowledge, to evaluate the appropriateness of the valuation methodologies and significant unobservable inputs and assumptions.

Our audit procedures related to the valuation of Level 3 investments included, among others:

●	Obtaining an understanding, evaluating the design, and testing the operating effectiveness of controls over the Company’s investment valuation process, including those over the valuation methodologies and significant unobservable inputs and assumptions applied.
●	Selecting a sample of investments and, with assistance of auditor employed valuation specialists, evaluating the appropriateness of the methodology applied and reasonableness of significant unobservable inputs and assumptions, including comparable company multiples and discount rates. In several instances we developed independent fair value estimates which we compared against management’s conclusion.
●	Evaluating subsequent events, retrospective review, and other available information, considering whether this information corroborated or contradicted the Company’s conclusions.

/s/ Crowe LLP

Crowe LLP

As a result of affiliated fund relationships, we have served as the Company’s auditor since 2006.

Costa Mesa, California

March 3, 2023

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$650,535	$736,727
Non-controlled affiliate company investments	9,533	6,874
Controlled affiliate company investments	100,160	75,607
Total investments, at fair value (amortized cost $782,429 and $831,960, respectively)	760,228	819,208
Cash and cash equivalents	9,508	12,185
Restricted cash and cash equivalents	14,683	9,814
Restricted foreign currency (cost of $2,066 and $464, respectively)	2,073	469
Interest and dividend receivable	7,814	7,521
Amounts receivable on unsettled investment transactions	283	—
Escrow receivable	711	515
Prepaid expenses and other receivables	1,174	1,307
Total assets	$796,474	$851,019

Liabilities
Debt (net of unamortized debt issuance costs of $4,718 and $5,679, respectively)	$440,427	$475,958
Distributions payable	8,251	8,222
Management fees payable	3,860	3,766
Incentive fees payable	5,618	7,958
Interest payable	2,774	2,087
Accounts payable and accrued expenses	2,329	2,438
Advances received from unfunded credit facilities	825	839
Unrealized depreciation on foreign currency forward contracts	3	—
Total liabilities	$464,087	$501,268

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,162,667 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	339,240	339,161
Accumulated earnings (losses)	(6,876)	10,567
Total net assets	332,387	349,751
Total liabilities and total net assets	$796,474	$851,019
Number of shares outstanding	23,243,088	23,162,667
Net asset value per share	$14.30	$15.10

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2022	2021	2020
Investment income
From non-controlled/non-affiliate company investments
Interest income	$69,731	$59,845	$54,039
Fee income	3,474	2,621	1,988
Dividend income	300	273	133
From non-controlled affiliate company investments
Interest income	339	—	—
Dividend income	321	1,190	1,183
From controlled affiliate company investments
Interest income	6,385	3,307	2,595
Dividend income	6,977	4,907	1,761
Total investment income	87,527	72,143	61,699
Expenses
Interest expense	21,940	16,594	13,125
Base management fees	15,600	13,975	12,464
Performance-based incentive fees	7,059	7,524	7,619
Administrative service fees	683	683	683
General and administrative expenses	3,963	3,572	2,909
Total expenses	49,245	42,348	36,800
Net investment income before excise tax	38,282	29,795	24,899
Excise tax	1,024	1,004	742
Net investment income after excise tax	37,258	28,791	24,157

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(15,683)	7,994	4,118
Non-controlled affiliate company investments	1,725	562	—
Foreign currency transactions	(310)	262	70
Foreign currency forward contracts	—	(3)	(25)
Net realized gains (losses)	(14,268)	8,815	4,163
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(3,505)	(9,501)	4,685
Non-controlled affiliate company investments	(5,239)	1,187	(878)
Controlled affiliate company investments	(447)	708	(464)
Translation of assets and liabilities in foreign currencies	1,887	94	22
Foreign currency forward contracts	(3)	—	—
Net change in unrealized appreciation (depreciation)	(7,307)	(7,512)	3,365
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(21,575)	1,303	7,528
Net increase in net assets resulting from operations	$15,683	$30,094	$31,685

Per Common Share Data
Basic and diluted earnings per common share	$0.68	$1.42	$1.55
Dividends and distributions declared per common share	$1.47	$1.56	$1.55
Basic and diluted weighted average common shares outstanding	23,229,552	21,150,168	20,546,032

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance at December 31, 2019	20,546,032	$21	$300,744	$12,190	$312,955
Net investment income after excise tax	—	—	—	24,157	24,157
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	4,163	4,163
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	3,365	3,365
Distributions declared	—	—	—	(31,743)	(31,743)
Tax reclassification of stockholders’ equity	—	—	(742)	742	—
Balance at December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with public offering	2,182,300	2	33,578	—	33,580
Stock issued in connection with at-the-market offering	259,682	—	3,905	—	3,905
Stock issued in connection with dividend reinvestment plan	174,653	—	2,680	—	2,680
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	28,791	28,791
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	8,815	8,815
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(7,512)	(7,512)
Distributions declared	—	—	—	(33,405)	(33,405)
Tax reclassification of stockholders’ equity	—	—	(1,004)	1,004	—
Balance at December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with at-the-market offering	16,678	—	125	—	125
Stock issued in connection with dividend reinvestment plan	63,743	—	978	—	978
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	37,258	37,258
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(14,268)	(14,268)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(7,307)	(7,307)
Distributions declared	—	—	—	(34,150)	(34,150)
Tax reclassification of stockholders’ equity	—	—	(1,024)	1,024	—
Balance at December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,683	$30,094	$31,685
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Paid-in-kind income	(2,355)	(1,164)	(1,210)
Net realized (gains) losses on investments	13,958	(8,556)	(4,118)
Net unrealized depreciation (appreciation) on investments	9,191	7,606	(3,343)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,887)	(94)	(22)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	3	—	—
Accretion of discount	(5,626)	(6,821)	(3,434)
Amortization of deferred financing costs	1,541	2,146	1,055
Acquisition of investments	(280,089)	(544,165)	(302,729)
Proceeds from principal payments and sales of portfolio investments	239,622	306,387	133,419
Proceeds from sales of portfolio investments to STRS JV	83,459	117,246	80,369
Net changes in operating assets and liabilities:
Interest and dividend receivable	(293)	(989)	(522)
Escrow receivable	619	480	—
Prepaid expenses and other receivables	133	(246)	6,560
Amounts receivable on unsettled investment transactions	(283)	4,717	(4,357)
Amounts payable on unsettled investment transactions	—	(497)	497
Management fees payable	94	412	294
Incentive fees payable	(2,340)	1,841	887
Accounts payable and accrued expenses	(109)	726	(52)
Interest payable	687	217	196
Advances received from unfunded credit facilities	(14)	467	229
Net cash provided by / (used in) operating activities	71,994	(90,193)	(64,596)

Cash flows from financing activities
Proceeds from notes issued	—	100,000	60,000
Proceeds from issuance of common stock, net of offering costs	125	37,486	—
Borrowings	140,527	357,795	236,045
Repayments of debt	(175,417)	(366,011)	(209,895)
Deferred financing costs	(580)	(2,459)	(1,427)
Distributions paid to common stockholders, net of distributions reinvested	(33,143)	(29,797)	(31,743)
Net cash provided by / (used in) financing activities	(68,488)	97,014	52,980
Effect of exchange rate changes on cash	290	(297)	14
Net change in cash, cash equivalents and restricted cash	3,796	6,524	(11,602)
Cash, cash equivalents and restricted cash at beginning of period	22,468	15,944	27,546
Cash, cash equivalents and restricted cash at end of period	$26,264	$22,468	$15,944

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$19,712	$14,232	$11,888
Taxes, including excise tax, paid during the year	1,184	910	833
Supplemental noncash disclosures:
Distributions declared	$34,150	$33,405	$31,743
Distributions reinvested	978	2,680	—
Non-cash exchanges of investments	25,000	23,658	28,103

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2022	2021	2020
Cash and cash equivalents	$9,508	$12,185	$8,062
Restricted cash and cash equivalents	14,683	9,814	7,549
Restricted foreign currency	2,073	469	333
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$26,264	$22,468	$15,944

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
North America
Debt Investments
Air Freight & Logistics
Gulf Winds International Acquisition, LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.43%	12/16/22	12/18/28	4,853	$4,708	$4,708	1.42%
Gulf Winds International Acquisition, LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.43%	12/16/22	12/18/28	—	—	—	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.59%	07/12/21	07/12/26	11,113	10,956	10,749	3.23
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.56%	11.21%	07/12/21	07/12/26	158	155	133	0.04
									15,819	15,590	4.69
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	9.96%	08/05/22	08/01/29	14,588	12,105	12,068	3.63
									12,105	12,068	3.63
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	First Lien Secured Term Loan	0.75%	LIBOR	5.25%	8.68%	08/29/22	05/08/28	3,097	2,611	2,556	0.76
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	Second Lien Secured Term Loan	0.75%	LIBOR	9.00%	14.20%	05/03/21	05/07/29	15,000	14,642	11,969	3.59
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.92%	10/13/22	10/13/27	9,476	9,250	9,250	2.78
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.68%	10/06/22	12/29/23	3,180	3,177	3,084	0.93
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.63%	12.19%	10/06/22	12/29/23	267	267	258	0.08
									29,947	27,117	8.14
Asset Management & Custody Banks
JZ Capital Partners Ltd.(4)(5)	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.33%	01/26/22	01/26/27	10,286	10,118	10,135	3.05
JZ Capital Partners Ltd.(4)(5)(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.00%	11.33%	01/26/22	01/26/27	—	—	9	—
									10,118	10,144	3.05
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.98%	11.83%	02/16/18	06/28/24	14,363	14,311	14,363	4.32
									14,311	14,363	4.32
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.80%	12/30/21	12/30/26	8,036	7,908	7,785	2.34
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.80%	12/30/21	12/30/26	—	—	(5)	—
									7,908	7,780	2.34
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽¹³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.00%	10.52%	12/17/21	12/17/26	8,935	6,879	6,504	1.95
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽⁷⁾⁽¹³⁾	First Lien Secured Revolving Loan	1.00%	CDOR	6.00%	10.52%	12/17/21	12/17/26	—	—	2	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.17%	12/17/21	12/17/26	2,176	2,141	2,144	0.65
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.17%	12/17/21	12/17/26	—	—	—	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.00%	10.88%	07/27/21	07/27/26	20,582	16,162	14,926	4.49
									25,182	23,576	7.09
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.50%	11.64%	10/28/22	06/10/24	19,228	19,126	18,525	5.57
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	7.50%	11.64% (10.64% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,963	1,964	0.59
									21,089	20,489	6.16
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.73% (11.23% Cash + 0.50% PIK)	10/28/19	10/29/26	16,350	15,794	15,859	4.77
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.17% PIK	12/20/22	12/20/27	4,667	4,551	4,551	1.37
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽⁷⁾⁽²⁴⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	12.17% PIK	12/20/22	12/20/27	—	—	—	—
									20,345	20,410	6.14

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	12/30/20	12/29/25	7,079	$6,994	$6,727	2.01%
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.88%	12.28%	12/30/20	12/29/25	779	772	732	0.22
									7,766	7,459	2.23
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	LIBOR	8.25%	12.37%	12/23/16	06/07/24	22,911	22,776	22,817	6.86
									22,776	22,817	6.86
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.80%	11/22/22	12/09/25	357	357	330	0.10
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁹⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	10.92%	11/22/22	01/08/26	5,171	5,108	3,841	1.16
									5,465	4,171	1.26
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	10.30%	11/16/21	11/16/26	7,920	7,578	6,731	2.03
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	Prime	8.75%	16.25% (14.25% Cash + 2.00% PIK)	11/13/19	05/13/23	7,353	7,302	6,537	1.97
									14,880	13,268	4.00
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.48%	08/27/21	08/27/26	11,302	11,199	10,833	3.26
									11,199	10,833	3.26
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	13,053	12,861	12,663	3.80
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(26)	(0.01)
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(18)	(0.01)
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
									13,028	12,786	3.83
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	LIBOR	7.25%	11.33%	10/12/21	10/12/26	10,500	10,341	10,411	3.13
									10,341	10,411	3.13
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	12/31/21	12/31/26	11,887	11,697	11,559	3.48
Industrial Specialty Services USA LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	11.41%	12/31/21	12/31/26	674	663	649	0.20
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	2,783	2,709	2,713	0.82
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹³⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	CDOR	6.75%	11.61%	09/30/22	09/28/29	3,837	2,729	2,749	0.83
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾⁽²²⁾	First Lien Secured Term Loan	0.00%	SONIA	6.75%	10.18%	09/30/22	09/28/29	168	182	199	0.06
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	53	51	52	0.02
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽⁷⁾⁽¹⁵⁾⁽²³⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	—	—	(62)	(0.02)
									18,031	17,859	5.39
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	10,423	10,266	10,161	3.06
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	—	—	(14)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	—	—	(16)	—
									10,266	10,131	3.06

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	09/25/23	5,487	$5,446	$5,487	1.65%
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	09/25/23	5,131	5,124	5,131	1.54
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.32% (12.57% Cash + 0.75% PIK)	11/25/20	11/25/25	13,495	13,324	12,415	3.74
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	8.25%	12.57% (11.82% Cash + 0.75% PIK)	11/25/20	11/25/25	352	347	300	0.09
									24,241	23,333	7.02
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	LIBOR	7.50%	12.67%	02/23/22	02/23/28	21,573	21,110	20,997	6.32
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	0.75%	Base Rate	6.51%	13.98%	02/23/22	02/23/28	2,151	2,105	2,093	0.63
									23,215	23,090	6.95
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	06/25/21	06/25/26	14,130	13,922	13,774	4.14
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.98%	07/11/22	06/25/26	—	—	(34)	(0.01)
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.96%	11.36%	06/25/21	06/25/24	836	828	780	0.23
									14,750	14,520	4.36
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.40%	10/12/21	10/12/26	20,834	20,517	20,210	6.08
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	10.40%	10/12/21	10/12/26	—	—	(39)	(0.01)
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	2.00%	SOFR	8.75%	13.19%	09/19/22	09/21/26	4,861	4,821	4,609	1.39
									25,338	24,780	7.46
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.73%	05/26/22	05/31/29	7,214	6,680	6,615	1.99
									6,680	6,615	1.99
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.65% (11.15% Cash + 0.50% PIK)	04/05/21	04/05/26	11,334	11,223	10,429	3.14
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	6.58%	10.90% (10.40% Cash + 0.50% PIK)	04/05/21	04/05/26	798	790	724	0.22
									12,013	11,153	3.36
Industrial Machinery
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.50%	10.21%	10/03/22	02/01/27	2,149	2,098	2,091	0.63
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.08%	06/09/22	06/01/29	8,355	7,535	7,269	2.19
									9,633	9,360	2.82
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.17%	04/25/22	04/24/26	7,751	7,623	7,554	2.27
MSI Information Services, Inc.(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.75%	12.17%	04/25/22	04/24/26	—	—	(9)	—
									7,623	7,545	2.27
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	LIBOR	9.00%	13.38% (12.38% Cash + 1.00% PIK)	08/28/20	08/28/25	12,720	12,550	12,465	3.75
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	LIBOR	9.00%	13.38% (12.38% Cash + 1.00% PIK)	04/29/22	08/28/25	2,593	2,557	2,541	0.76
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.91%	12/04/20	06/04/26	5,880	5,807	5,880	1.77
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	LIBOR	8.25%	12.47%	07/03/19	07/03/24	14,187	14,091	14,187	4.27
									35,005	35,073	10.55

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.88%	02/28/19	02/28/24	11,860	$11,833	$11,860	3.57%
									11,833	11,860	3.57
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.14%	11/12/21	11/12/26	13,833	13,620	13,487	4.06
									13,620	13,487	4.06
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	7.12%	11.73%	09/06/19	09/06/24	9,440	9,344	9,254	2.78
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	11.62%	09/06/19	09/06/24	4,649	4,621	4,557	1.37
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	LIBOR	7.50%	11.88%	06/29/20	06/29/25	5,574	5,531	5,520	1.66
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,330	1,316	1,266	0.38
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	N/A	1,268	1,265	1,198	0.36
									22,077	21,795	6.55
Leisure Products
Playmonster Group LLC(6)(20)	Priority First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.47% PIK	12/09/22	06/08/26	184	176	176	0.05
Playmonster Group LLC(6)(20)	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.36% PIK	01/24/22	06/08/26	3,664	3,664	2,977	0.90
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.54%	12/27/22	12/27/27	10,452	10,139	10,138	3.05
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.54%	12/27/22	12/27/27	78	76	75	0.02
									14,055	13,366	4.02
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	LIBOR	8.00%	12.38%	11/23/21	12/16/29	5,000	4,935	4,824	1.45
									4,935	4,824	1.45
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	LIBOR	8.50%	12.88%	05/28/21	05/28/26	9,555	9,473	8,244	2.48
American Crafts, LC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	8.50%	12.88%	10/01/22	05/28/26	1,367	1,346	1,147	0.35
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	LIBOR	6.75%	11.13%	04/12/19	04/12/24	11,806	11,728	11,687	3.52
Empire Office, Inc.(4)	First Lien Secured Delayed Draw Loan	1.50%	LIBOR	6.75%	11.13%	08/17/21	04/12/24	4,803	4,746	4,754	1.43
									27,293	25,832	7.78
Packaged Foods & Meats
Lenny & Larry's, LLC⁽¹⁵⁾⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	LIBOR	8.33%	12.65% (10.94% Cash + 1.71% PIK)	05/15/18	05/15/23	11,214	11,198	10,941	3.30
									11,198	10,941	3.30
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.65%	12/30/20	12/30/25	11,519	11,381	11,159	3.36
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	10.78%	12/30/20	12/30/25	265	262	252	0.08
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	06/30/22	08/13/25	2,086	2,051	2,071	0.62
									13,694	13,482	4.06
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.82%	11/04/22	11/04/27	4,653	4,540	4,540	1.37
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.20%	11/04/22	11/04/27	3,621	3,563	3,563	1.07
									8,103	8,103	2.44

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.48%	12/23/22	10/19/26	—	$—	$—	—%
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.73%	12/02/22	12/02/27	5,155	5,003	5,003	1.50
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	11.42%	12/02/22	12/02/27	56	55	55	0.02
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.42%	12/02/22	12/02/27	258	251	251	0.08
									5,309	5,309	1.60
Research & Consulting Services
Aeyon LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.88%	13.19%	02/10/22	02/10/27	8,910	8,764	8,641	2.60
ALM Media, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.91%	11/25/19	11/25/24	13,388	13,286	13,255	3.99
									22,050	21,896	6.59
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.89%	11/16/21	11/16/27	11,798	11,606	11,326	3.41
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	10.89%	11/16/21	11/16/27	—	—	(96)	(0.03)
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	09/30/21	09/30/26	11,521	11,348	11,521	3.47
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	09/30/21	09/30/26	—	—	10	—
True Blue Car Wash, LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.88%	11.30%	10/17/19	10/17/24	9,903	9,822	9,942	2.99
True Blue Car Wash, LLC⁽⁷⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	10/17/19	10/17/24	4,160	4,107	4,189	1.26
									36,883	36,892	11.10
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	LIBOR	6.50%	10.67%	07/19/19	N/A	80,000	80,000	80,000	24.07
									80,000	80,000	24.07
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.92% (8.17% Cash + 3.75% PIK)	03/16/21	03/16/27	19,623	19,353	17,847	5.37
									19,353	17,847	5.37
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.25%	13.67%	10/15/20	10/15/25	15,846	15,556	15,762	4.74
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.25%	13.67%	10/15/20	10/15/25	927	910	928	0.28
Telestream Holdings Corporation(7)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	9.25%	13.67%	05/12/22	10/15/25	—	—	3	—
									16,466	16,693	5.02

Total Debt Investments									$735,943	$719,068	216.34%

Equity Investments(21)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	208	$258	$154	0.05%
									258	154	0.05
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	517	0.16
									1,250	517	0.16
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	786	0.24
									423	786	0.24

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	N/A	12/28/18	12/08/25	347	$347	$110	0.03%
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	229	4	92	0.03
									351	202	0.06
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	83	0.02
									167	83	0.02
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	825	600	0.18
									825	600	0.18
Industrial Machinery
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	667	667	514	0.15
									667	514	0.15
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,943	0.58
									851	1,943	0.58
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,404	0.42
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	714	0.21
									1,614	2,118	0.63
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,380	1.92
									6,944	6,380	1.92
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,558	0.47
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	363	0.11
									1,612	1,921	0.58
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	131	0.04
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	06/28/28	1	793	53	0.02
									2,734	184	0.06
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁰⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	0.01
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽²⁰⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	0.01
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
									—	—	—
Other Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,788	1.14
									2,890	3,788	1.14
Paper Packaging
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	283	0.09
									400	283	0.09

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	$200	$200	0.06%
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	400	0.12
									600	600	0.18
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	927	0.29
									840	927	0.29
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	20,160	6.07
									20,000	20,160	6.07

Total Equity Investments									$46,486	$41,160	12.41%

Total Investments									$782,429	$760,228	228.75%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	327	CAD	$241	USD	1/27/23	$—	$—
Morgan Stanley		£59	GBP	$69	USD	1/27/23	—	(3)
Total							$—	$(3)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA” or “S”), or the U.S. Prime Rate (“Prime” or “P”).
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.8% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 228.75% of the Company’s net assets or 95.4% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

(12)	The investment was comprised of two contracts, which were indexed to different base rates, L or SF and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.
(21)	Ownership of certain equity investments may occur through a holding company or partnership.
(22)	Principal amount is non-USD denominated and is based in British pounds.
(23)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(24)	Investment is structured with a PIK period beginning with the first interest payment date through December 20, 2023, whereby accrued interest due on the loan is capitalized and added to the unpaid principal balance of the loan.

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC(15)	First Lien Secured Term Loan	1.00%	L+ 7.24%	8.24%	06/08/18	06/08/23	15,000	$14,936	$14,526	4.15%
								14,936	14,526	4.15
Commodity Chemicals
Flexitallic Group SAS	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50% (8.00% Cash + 0.50% PIK)	10/28/19	10/29/26	15,722	15,047	15,172	4.34
								15,047	15,172	4.34
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/30/21	03/18/25	4,099	4,017	4,017	1.15
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/20/20	08/20/25	6,930	6,797	7,069	2.02
								10,814	11,086	3.17
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/30/20	12/29/25	7,640	7,518	7,469	2.14
Claridge Products and Equipment, LLC(7)	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/30/20	12/29/25	211	207	204	0.06
								7,725	7,673	2.20
Consumer Finance
Maxitransfers Blocker Corp.	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	8,590	8,436	8,590	2.46
Maxitransfers Blocker Corp.(4)	First Lien Secured Revolving Loan	1.00%	L+ 8.50%	9.50%	10/07/20	10/07/25	1,038	1,019	1,038	0.30
								9,455	9,628	2.76
Data Processing & Outsourced Services
Escalon Services Inc.	First Lien Secured Term Loan	1.00%	L+ 13.50%	14.50% (13.00% Cash + 1.50% PIK)	12/04/20	12/04/25	8,046	7,490	8,046	2.30
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	L+ 8.25%	9.25%	12/23/16	06/07/24	24,000	23,811	23,925	6.84
								31,301	31,971	9.14
Department Stores
Mills Fleet Farm Group, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	10/24/18	10/24/24	13,538	13,331	13,538	3.87
								13,331	13,538	3.87
Distributors
Crown Brands LLC(19)	Second Lien Secured Term Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	4,382	4,299	3,505	1.00
Crown Brands LLC(19)	Second Lien Secured Delayed Draw Loan	1.50%	L+ 10.50%	12.00%	12/15/20	01/08/26	650	650	520	0.15
								4,949	4,025	1.15
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SF+ 5.75%	6.50%	11/16/21	11/16/26	12,000	11,348	11,340	3.24
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	11/13/19	05/13/23	7,389	7,295	7,020	2.01
								18,643	18,360	5.25
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	08/27/21	08/27/26	11,594	11,459	11,460	3.28
								11,459	11,460	3.28

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	13,318	$13,068	$13,064	3.74%
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	—	—
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00% (7.50% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	—	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
								13,235	13,231	3.79
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/12/21	10/12/26	10,500	10,299	10,296	2.94
								10,299	10,296	2.94
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	6,802	6,684	6,687	1.91
LMG Holdings, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/30/21	04/30/26	—	—	—	—
								6,684	6,687	1.91
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	12,007	11,767	11,767	3.36
Industrial Specialty Services USA LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	—	—	—	—
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/29/21	12/29/26	11,420	11,221	11,220	3.21
Juniper Landscaping Holdings LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/29/21	12/29/26	—	—	—	—
Juniper Landscaping Holdings LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/29/21	12/29/26	597	586	586	0.17
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	8,775	8,600	8,600	2.46
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	12/31/21	12/31/26	—	—	—	—
								32,174	32,173	9.20
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	10,979	10,770	10,769	3.08
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	—	—	—	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.75%	8.75%	10/05/21	10/05/26	—	—	—	—
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	First Lien Secured Term Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	4,278	4,214	4,235	1.21
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	3,052	3,008	3,027	0.87
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.50%	8.50%	12/04/20	06/22/23	—	—	3	—
Grupo HIMA San Pablo, Inc.(7)	Superpriority Delayed Draw Loan	N/A	12.00%	12.00%	11/24/21	11/24/23	568	568	568	0.16
Grupo HIMA San Pablo, Inc.(8)(21)	Amended Term Loan	1.50%	9.00%	10.50% (0.00% Cash + 10.50% PIK)	11/24/21	11/24/23	1,708	1,704	1,708	0.49
Grupo HIMA San Pablo, Inc.(8)	First Lien Secured Term Loan A	N/A	L+ 9.00%	9.13%	05/05/19	04/30/19	3,476	3,476	1,169	0.33
Grupo HIMA San Pablo, Inc.(8)	First Lien Secured Term Loan B	1.50%	L+ 9.00%	10.50%	02/01/13	04/30/19	12,185	12,185	4,097	1.17
Grupo HIMA San Pablo, Inc.(8)	Second Lien Secured Term Loan	N/A	L+ 15.75%	15.75% (13.75% Cash + 2.00% PIK)	02/01/13	07/31/18	1,028	1,024	—	—
								36,949	25,576	7.31

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
CHS Therapy, LLC	First Lien Secured Term Loan A	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	06/14/19	06/14/24	7,242	$7,175	$7,242	2.07%
CHS Therapy, LLC	First Lien Secured Term Loan C	1.50%	L+ 9.00%	10.50% (10.00% Cash + 0.50% PIK)	10/07/20	06/14/24	891	879	891	0.25
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	First Lien Secured Term Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	7,025	6,933	6,988	2.00
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)(7)	First Lien Secured Delayed Draw Loan	0.75%	L+ 6.25%	7.00%	03/12/21	03/12/27	678	672	688	0.20
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	17,366	17,121	17,366	4.97
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/04/20	12/04/24	2,550	2,517	2,534	0.72
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)(7)	First Lien Secured Revolving Loan	3.25%	P+ 5.75%	9.00%	12/04/20	12/04/24	142	139	147	0.04
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	1,155	1,140	1,155	0.33
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.25%	8.25%	10/16/19	09/25/23	5,183	5,166	5,183	1.48
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	L+ 9.25%	10.25% (8.75% Cash + 1.50% PIK)	11/25/20	11/25/25	15,448	15,178	14,212	4.06
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	L+ 9.25%	10.25% (8.75% Cash + 1.50% PIK)	11/25/20	11/25/25	702	689	631	0.18
								57,609	57,037	16.30
Heavy Electrical Equipment
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/26	11,123	10,924	10,975	3.14
PPS CR Acquisition, Inc. (d/b/a Power Plant Services)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/25/21	06/25/24	104	103	113	0.03
								11,027	11,088	3.17
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/12/21	10/12/26	20,034	19,651	19,645	5.62
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	10/12/21	10/12/26	—	—	—	—
Sure Fit Home Products, LLC	First Lien Secured Term Loan	1.00%	L+ 9.75%	10.75%	04/12/21	07/13/23	4,912	4,828	4,372	1.25
								24,479	24,017	6.87
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	11,403	11,257	11,383	3.25
The Kyjen Company, LLC (d/b/a Outward Hound)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	04/05/21	04/05/26	385	380	390	0.11
								11,637	11,773	3.36
Interactive Media & Services
What If Holdings, LLC (d/b/a What If Media Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	10/02/19	10/02/24	18,848	18,609	18,759	5.36
								18,609	18,759	5.36
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	L+ 10.00%	11.50% (9.50% Cash + 2.00% PIK)	08/28/20	08/28/25	12,623	12,388	12,623	3.61
BBQ Buyer, LLC (d/b/a BBQ Guys)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 10.00%	11.50% (9.50% Cash + 2.00% PIK)	12/02/21	08/28/25	2,573	2,523	2,523	0.72
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/04/20	06/04/26	5,940	5,844	5,940	1.70
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/06/21	07/01/25	4,277	4,200	4,206	1.20
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	L+ 8.25%	9.75%	07/03/19	07/03/24	17,148	16,955	17,148	4.90
								41,910	42,440	12.13

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	02/28/19	02/28/24	12,729	$12,674	$12,729	3.64%
								12,674	12,729	3.64
IT Consulting & Other Services
AST-Applications Software Technology LLC	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00% (8.00% Cash + 1.00% PIK)	01/10/17	01/10/23	3,958	3,943	3,958	1.13
ATSG, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/12/21	11/12/26	14,008	13,736	13,736	3.93
								17,679	17,694	5.06
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)(16)	First Lien Secured Term Loan	1.00%	L+ 7.96%	8.96% (8.46% Cash + 0.50% PIK)	09/06/19	09/06/24	9,440	9,315	9,296	2.66
Honors Holdings, LLC (d/b/a Orange Theory)(16)	First Lien Secured Delayed Draw Loan	1.00%	L+ 7.58%	8.58% (8.08% Cash + 0.50% PIK)	09/06/19	09/06/24	4,649	4,611	4,578	1.31
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	L+ 7.50%	8.50%	06/29/20	06/29/25	5,631	5,570	5,546	1.59
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,279	1,259	1,239	0.35
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(9)	First Lien Secured Term Loan C	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	NA	1,268	1,265	1,219	0.35
								22,020	21,878	6.26
Leisure Products
PlayMonster LLC(8)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	6,000	5,894	3,900	1.12
PlayMonster LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/07/21	06/07/26	224	221	(828)	(0.24)
								6,115	3,072	0.88
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	L+ 8.00%	8.50%	11/23/21	12/16/29	5,000	4,925	4,925	1.41
								4,925	4,925	1.41
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	L+ 8.50%	9.50%	05/28/21	05/28/26	8,434	8,325	8,325	2.38
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	04/12/19	04/12/24	12,656	12,507	12,589	3.60
Empire Office, Inc.(4)(7)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	08/17/21	04/12/24	—	—	7	—
								20,832	20,921	5.98
Packaged Foods & Meats
Lenny & Larry's, LLC(17)	First Lien Secured Term Loan	1.00%	L+ 8.40%	9.40% (7.68% Cash + 1.72% PIK)	05/15/18	05/15/23	11,142	11,084	10,862	3.11
								11,084	10,862	3.11
Personal Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	12,252	12,055	12,252	3.50
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	L+ 7.00%	8.00%	12/30/20	12/30/25	—	—	8	—
								12,055	12,260	3.50

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	10/19/21	10/19/26	4,875	$4,781	$4,780	1.37%
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	10/19/21	10/19/26	653	644	651	0.19
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	10/19/21	10/19/26	—	—	—	—
								5,425	5,431	1.56
Research & Consulting Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	11/25/19	11/25/24	14,175	14,011	13,996	4.00
Nelson Worldwide, LLC	First Lien Secured Term Loan	1.00%	L+ 10.25%	11.25% (10.25% Cash + 1.00% PIK)	01/09/18	01/09/23	10,027	9,976	9,826	2.81
								23,987	23,822	6.81
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	13,000	12,745	12,742	3.64
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	—	—	(1)	—
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(7)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	11/16/21	11/16/27	—	—	—	—
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	L+ 8.00%	9.00%	09/30/21	09/30/26	11,638	11,417	11,416	3.26
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.00%	9.00%	09/30/21	09/30/26	—	—	—	—
True Blue Car Wash, LLC	First Lien Secured Term Loan	1.00%	L+ 6.82%	7.82%	10/17/19	10/17/24	8,203	8,087	8,130	2.32
True Blue Car Wash, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.82%	7.82%	10/17/19	10/17/24	3,103	3,073	3,098	0.89
								35,322	35,385	10.11
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	L+ 6.50%	6.61%	07/19/19	N/A	60,000	60,000	60,000	17.16
								60,000	60,000	17.16
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	L+ 7.00%	8.00%	03/16/21	03/16/27	19,354	19,018	19,160	5.48
								19,018	19,160	5.48
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/30/21	07/30/27	7,629	7,487	7,489	2.14
Source Code Holdings, LLC (d/b/a Source Code Corporation)(7)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	07/30/21	07/30/27	—	—	—	—
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	15,079	14,713	15,079	4.31
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	L+ 8.75%	9.75%	10/15/20	10/15/25	530	517	549	0.16
								22,717	23,117	6.61

Total Debt Investments								$794,969	$781,049	223.32%

Equity Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(4)	Class A LLC Interests	N/A	N/A	N/A	12/15/21	N/A	200	$250	$250	0.07%
								250	250	0.07

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(4)	Class B Units	N/A	N/A	N/A	07/12/21	N/A	1,250	$1,250	$1,250	0.36%
								1,250	1,250	0.36
Data Processing & Outsourced Services
PFB Holdco, Inc. (d/b/a PFB Corporation)(4)(13)	Class A Units	N/A	N/A	N/A	12/17/21	N/A	1	423	427	0.12
								423	427	0.12
Data Processing & Outsourced Services
Escalon Services Inc.(4)	Warrants	N/A	N/A	N/A	12/04/20	N/A	709	476	893	0.26
								476	893	0.26
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	12/28/18	12/08/25	317	317	—	—
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	09/20/19	N/A	225	—	158	0.05
								317	158	0.05
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(4)	Preferred Units	N/A	12.00%	12.00%	09/15/21	N/A	167	167	167	0.05
								167	167	0.05
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(4)	Class A Units	N/A	N/A	N/A	12/29/21	N/A	83	825	825	0.24
								825	825	0.24
Health Care Services
Lab Logistics, LLC(4)(20)	Preferred Units	N/A	14.00%	14.00% PIK	10/29/19	N/A	2	857	1,018	0.29
								857	1,018	0.29
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	07/02/21	N/A	8	850	1,398	0.40
								850	1,398	0.40
Internet & Direct Marketing Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)(4)	Shares	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	2,442	0.70
Ross-Simons Topco, LP(4)	Preferred Units	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	600	786	0.22
								1,700	3,228	0.92
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,874	1.97
								6,944	6,874	1.97
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(4)	Common Units	N/A	N/A	N/A	05/04/21	N/A	972	972	972	0.28
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(4)	Shares	N/A	N/A	N/A	12/31/20	N/A	496	496	496	0.14
								1,468	1,468	0.42
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	06/29/20	N/A	2	1,941	188	0.05
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Warrants	N/A	N/A	N/A	06/29/20	06/28/28	1	793	76	0.02
								2,734	264	0.07

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2021

(in thousands)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Other Diversified Financial Services
SFS Global Holding Company(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	—	$—	$—	—%
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,492	1.00
								2,890	3,492	1.00
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)	Preferred Units	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	$840	$840	0.24%
								840	840	0.24
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	07/19/19	N/A	15,000	15,000	15,607	4.46
								15,000	15,607	4.46

Total Equity Investments								$36,991	$38,159	10.92%

Total Investments								$831,960	$819,208	234.24%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), Canada Prime Rate (“CP”), or the U.S. Prime Rate (“Prime” or “P”). The one-, three- and six-month USD LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The SOFR, CDOR, Canadian Prime and Prime were 0.05%, 0.52%, 2.45% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 88.2% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2021. See Note 8.
(8)	The investment is on non-accrual status.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 234.2% of the Company’s net assets or 96.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

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

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, WhiteHorse Advisers is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on January 24, 2023 and intends to continue to affirm the Exclusion on an annual basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. All significant intercompany balances and transactions have been eliminated.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2022 and December 31, 2021.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2022 or December 31, 2021. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2019 remain subject to examination by the Internal Revenue Service.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Recent Accounting Pronouncements: In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction. The ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. The guidance also requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year under a prospective approach, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Realized gain (loss) on forward currency contracts	$—	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	(3)	—
Total net realized and unrealized gains (losses) on forward currency contracts	$(3)	$(3)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts as of December 31, 2022 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	327	CAD	$241	USD	1/27/23	$—	$—
Morgan Stanley		£59	GBP	$69	USD	1/27/23	—	(3)
Total							$—	$(3)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the years ended December 31, 2022 and 2021:

	Year ended December 31,
Average USD notional outstanding	2022	2021
Forward currency contracts	$208	$5,047

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2022.

	As of December 31, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Morgan Stanley (GBP)	—	3	—	—	—	—	—	—	3
Total	$—	$3	$—	$—	$—	$—	$—	$—	$3

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

As of December 31, 2021, the Company did not have any outstanding derivative instruments.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of December 31, 2022		As of December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$631,091	$618,267	$709,318	$697,232
Second lien secured loans	24,685	20,634	25,484	23,650
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	80,000	80,000	60,000	60,000
Equity (excluding STRS JV)	26,486	21,000	21,991	22,552
Equity in STRS JV	20,000	20,160	15,000	15,607
Total	$782,429	$760,228	$831,960	$819,208

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2022		As of December 31, 2021
Advertising	$154	—%	$9,738	1.3%
Air Freight & Logistics	16,107	2.4	21,379	2.9
Alternative Carriers	12,068	1.8	—	—
Application Software	27,117	4.1	22,590	3.0
Asset Management & Custody Banks	10,144	1.5	—	—
Automotive Retail	14,363	2.2	15,286	2.1
Broadcasting	7,780	1.2	8,027	1.1
Building Products	24,362	3.7	44,184	5.9
Cable & Satellite	20,489	3.1	14,526	2.0
Commodity Chemicals	20,410	3.1	15,172	2.0
Construction & Engineering	—	—	11,086	1.5
Construction Materials	7,459	1.1	7,673	1.0
Consumer Finance	—	—	9,628	1.3
Data Processing & Outsourced Services	22,817	3.5	32,864	4.4
Department Stores	—	—	13,538	1.8
Distributors	4,171	0.6	4,025	0.5
Diversified Chemicals	13,268	2.0	18,360	2.5
Diversified Support Services	11,035	1.7	11,618	1.6
Education Services	12,869	1.9	13,398	1.8
Electric Utilities	10,411	1.7	10,296	1.4
Electronic Equipment & Instruments	—	—	6,687	0.9
Environmental & Facilities Services	18,459	2.8	32,998	4.4
Health Care Facilities	10,131	1.5	25,576	3.4
Health Care Services	23,333	3.5	58,055	7.8
Health Care Supplies	23,090	3.5	—	—
Heavy Electrical Equipment	14,520	2.2	11,088	1.5
Home Furnishings	24,780	3.8	24,017	3.2
Household Appliances	6,615	1.0	—	—
Household Products	11,153	1.7	11,773	1.6
Industrial Machinery	9,874	1.5	—	—
Interactive Media & Services	9,488	1.4	20,157	2.7
Internet & Direct Marketing Retail	37,191	5.6	45,668	6.1
Investment Banking & Brokerage	18,240	2.8	19,603	2.6
IT Consulting & Other Services	15,408	2.3	19,162	2.6
Leisure Facilities	21,979	3.3	22,142	3.0
Leisure Products	13,366	2.0	3,072	0.4
Life Sciences Tools & Services	4,824	0.8	4,925	0.7
Office Services & Supplies	25,832	3.9	20,921	2.8
Other Diversified Financial Services	3,788	0.7	3,492	0.5
Packaged Foods & Meats	10,941	1.7	10,862	1.5
Paper Packaging	283	0.1	—	—
Personal Products	13,482	2.0	12,260	1.6
Real Estate Development	8,103	1.2	—	—
Real Estate Operating Companies	5,909	0.9	5,431	0.7
Research & Consulting Services	21,896	3.3	23,822	3.2
Specialized Consumer Services	37,819	5.7	36,225	4.9
Specialized Finance(1)	—	—	—	—
Systems Software	17,847	2.7	19,160	2.6
Technology Hardware, Storage & Peripherals	16,693	2.5	23,117	3.1
Total(1)	$660,068	100.0%	$743,601	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

As of December 31, 2022, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey, Solar Holdings Bidco Limited, which is domiciled in the United Kingdom, and Arcole Holding Corporation and Trimlite Buyer LLC, which are domiciled in Canada. As of December 31, 2022 and December 31, 2021, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.4 years and 3.8 years, respectively.

As of December 31, 2022, there were no loans on non-accrual status. As of December 31, 2021, the total fair value of non-accrual loans was $10,046.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2022:

		Dividends and	Beginning				Net Change in	Ending Fair
		interest	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2021	Purchases	Sales	Gain (Loss)	(Depreciation)	2022
Non-controlled affiliates
Arcole Holding Corporation	Equity	$321	$6,874	$—	$—	$—	$(494)	$6,380
PlayMonster LLC	First Lien Secured Revolving Loan	13	—	1,088	(1,088)	—	—	—
Playmonster Group LLC	Priority First Lien Secured Loan	1	—	176	—	—	—	176
Playmonster Group LLC	First Lien Secured Loan	325	—	3,662	—	—	(685)	2,977
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	3,600	—	—	(3,600)	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	460	—	—	(460)	—
Total Non-controlled affiliates		$660	$6,874	$8,986	$(1,088)	$—	$(5,239)	$9,533
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$6,385	$60,000	$20,000	$—	$—	$—	$80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,977	15,607	5,000	—	—	(447)	20,160
Total Controlled affiliates		$13,362	$75,607	$25,000	$—	$—	$(447)	$100,160
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

For the year ended December 31, 2022, the Company recovered $1,725 on an equity investment to the RCS Creditor Trust Class B Units and is reported as a non-controlled affiliate realized gain in the consolidated statements of operations. The Company previously recovered $562 on the RCS Creditor Trust Class B Units during the year ended December 31, 2021.

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

In February 2022, the Company increased its capital commitment to the STRS JV in the amount of an additional $25,000, which brought the Company’s total capital commitment to $100,000, comprised of $80,000 of subordinated notes and $20,000 of LLC equity interests. In connection with this increase in the Company’s capital commitment, the Company and STRS Ohio’s amended economic ownership in the STRS JV is approximately 66.67% and 33.33%, respectively.

As of December 31, 2022 and December 31, 2021, STRS JV had total assets of $305,296 and $273,523, respectively. STRS JV’s portfolio consisted of debt investments in 28 portfolio companies as of December 31, 2022 and December 31, 2021. As of December 31, 2022 and December 31, 2021, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $20,086 and $23,483, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $77,635 and $83,057 as of December 31, 2022 and December 31, 2021, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of December 31, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2021, the Company and STRS Ohio owned 60% and 40%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $20,000 and $15,000 and advances of the subordinated notes of $80,000 and $60,000 as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded.

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

On March 11, 2022, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) permanently increase STRS Credit’s availability under the Credit Facility from $175,000 to $225,000, (ii) increase the minimum funding amount from $131,250 to $168,750, and (iii) apply an annual interest rate equal to the applicable SOFR plus 2.50% to borrowings greater than $175,000 in the Credit Facility.

As of December 31, 2022, the STRS JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as LIBOR, SONIA or CDOR plus 2.35% for borrowings up to $175,000 and SOFR plus 2.50% for borrowings above $175,000. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of December 31, 2022, STRS JV had $152,277 of outstanding borrowings and an interest rate outstanding of 6.6% per annum under the STRS JV Credit Facility.

As of December 31, 2021, the STRS JV Credit Facility had $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as LIBOR, SONIA or CDOR plus 2.35%. As of December 31, 2021, STRS JV had $146,782 of outstanding borrowings and an interest rate outstanding of 2.5% per annum under the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2022:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	LIBOR	5.75%	10.48%	02/18/22	12/15/26	9,193	$9,047	$9,007	29.79%
I&I Sales Group, LLC (d/b/a Avision Sales Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	5.75%	10.43%	03/11/22	12/15/26	2,756	2,713	2,699	8.93
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	LIBOR	5.75%	10.43%	02/18/22	12/15/26	—	—	(3)	—
									11,760	11,703	38.70
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.73%	02/17/22	06/15/26	3,577	3,523	3,542	11.71
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.73%	02/17/22	06/15/26	—	—	3	0.01
									3,523	3,545	11.72
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.38%	01/21/21	12/31/26	13,353	13,162	13,353	44.16
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.38%	01/21/21	12/31/26	—	—	22	0.07
									13,162	13,375	44.23
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.48%	11/09/20	11/05/25	14,270	14,105	14,132	46.73
									14,105	14,132	46.73
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	12/31/19	03/18/25	8,603	8,522	8,432	27.88
									8,522	8,432	27.88
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.38%	01/22/20	12/19/24	20,088	15,413	14,545	48.10
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.38%	01/22/20	12/19/24	—	—	(9)	(0.03)
									15,413	14,536	48.07
Diversified Support Services
Quest Events, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.73%	07/19/19	12/28/24	11,805	11,728	11,298	37.36
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.73%	07/19/19	12/28/24	468	464	431	1.43
									12,192	11,729	38.79
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	06/28/21	04/30/26	13,466	13,284	13,193	43.63
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	06/28/21	04/30/26	—	—	(6)	(0.02)
									13,284	13,187	43.61
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	11.15%	03/01/22	12/29/26	11,306	11,147	11,079	36.64
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.00%	11.14%	03/01/22	12/29/26	1,909	1,882	1,868	6.18
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.54%	03/01/22	12/29/26	298	294	287	0.95
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	5.59%	9.97%	01/22/20	12/26/24	7,470	7,402	7,470	24.70
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	5.59%	9.97%	01/22/20	12/26/24	—	—	4	0.01
									20,725	20,708	68.48

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.00%	05/04/22	04/28/28	6,642	$6,865	$6,899	22.81%
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.04%	05/04/22	04/28/28	1,012	994	986	3.26
									7,859	7,885	26.08
Industrial Machinery
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.25%	10.49%	02/18/22	02/01/27	8,188	8,054	7,939	26.25
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.67%	02/18/22	02/01/27	274	270	259	0.86
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.09%	03/25/22	03/08/27	6,907	6,821	6,801	22.49
									15,145	14,999	49.60
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	07/19/19	07/01/25	19,105	18,920	19,105	63.18
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	07/19/19	07/01/25	—	—	8	0.03
									18,920	19,113	63.21
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.88%	05/19/20	05/15/25	3,077	3,049	3,077	10.18
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	10.88%	05/19/20	05/15/25	2,468	2,458	2,468	8.16
									5,507	5,545	18.34
IT Consulting & Other Services
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	LIBOR	6.00%	10.02%	07/16/21	05/04/26	2,837	3,863	3,343	11.06
Cennox Holdings Limited (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	LIBOR	6.25%	10.99%	06/28/22	05/04/26	9,458	9,834	9,926	32.83
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.99%	07/16/21	05/04/26	—	—	(161)	(0.53)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	01/27/21	12/31/26	11,150	11,000	10,929	36.14
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.65%	01/27/21	12/31/26	3,007	2,963	2,947	9.75
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.60%	01/27/21	12/31/26	533	526	517	1.71
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.00%	9.19%	08/10/21	09/02/26	6,087	5,998	5,964	19.72
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	9.19%	08/10/21	09/02/26	—	—	(4)	(0.01)
									34,184	33,461	110.66
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67% (10.17% Cash + 1.50% PIK)	10/21/19	06/28/25	7,162	7,101	7,011	23.19
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	13.40% (11.40% Cash + 2.00% PIK)	12/29/20	12/16/25	3,893	3,849	3,738	12.36
Stella & Chewy's LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.75%	13.17% (11.17% Cash + 2.00% PIK)	03/26/21	12/16/25	1,375	1,362	1,320	4.37
									12,312	12,069	39.91
Paper Packaging
Max Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	8,244	8,085	8,085	26.74
Max Solutions, Inc.(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	(26)	(0.09)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
Max Solutions, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
									8,085	8,059	26.65

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	10/21/19	08/13/25	3,679	$3,631	$3,679	12.18%
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.24%	10/21/19	08/13/25	266	264	270	0.89
									3,895	3,949	13.06
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.17%	12/16/21	11/01/27	12,287	13,643	12,876	42.57
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.62%	12/16/21	11/01/27	981	966	963	3.18
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.81%	10/01/22	11/01/27	892	878	876	2.90
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.81%	12/16/21	11/01/27	—	—	(3)	(0.01)
									15,487	14,712	48.65
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.48%	12/28/21	10/19/26	9,653	9,505	9,412	31.13
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.10%	10.92%	02/18/22	10/19/26	1,768	1,741	1,720	5.69
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.48%	02/18/22	10/19/26	—	—	(11)	(0.04)
									11,246	11,121	36.78
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	8,924	8,778	8,301	27.45
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	290	285	247	0.82
									9,063	8,548	28.27
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	5.50%	10.23%	07/15/21	06/23/27	8,865	8,782	8,686	28.72
									8,782	8,686	28.72
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	15,105	14,874	14,882	49.21
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	—	—	2	0.01
									14,874	14,884	49.22
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	10,033	9,895	9,882	32.68
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	—	—	(1)	(0.00)
									9,895	9,881	32.68

Total Investments									$287,940	$284,259	940.04%

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, SOFR, CDOR, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”).
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 940% of STRS JV’s members’ equity or 93% of STRS JV’s total assets, are subject to legal restrictions on sales.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2021:

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Member's Equity
North America
Debt Investments
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	13,490	$13,247	$13,490	51.86%
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/21/21	12/31/26	—	—	28	0.11
								13,247	13,518	51.97
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	11/09/20	11/05/25	7,207	7,096	7,183	27.61
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	9,506	9,345	9,416	36.20
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.75%	7.75%	10/09/20	09/30/25	—	—	4	0.02
								16,441	16,603	63.83
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	12/31/19	03/18/25	6,427	6,340	6,405	24.62
Road Safety Services, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 5.50%	8.75%	12/31/19	09/18/23	496	489	501	1.93
Tensar Corporation	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	11/24/20	08/20/25	6,930	6,797	7,069	27.18
								13,626	13,975	53.73
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	20,632	15,766	16,156	62.11
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	C+ 6.50%	7.50%	01/22/20	12/19/24	—	—	4	0.02
								15,766	16,160	62.13
Diversified Support Services
Quest Events, LLC(10)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	11,966	11,848	9,729	37.40
Quest Events, LLC(10)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/19/19	12/28/24	935	925	760	2.92
								12,773	10,489	40.32
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	6,802	6,680	6,687	25.71
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	06/28/21	04/30/26	—	—	—	—
								6,680	6,687	25.71
Environmental & Facilities Services
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	6,870	6,780	6,866	26.40
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	01/22/20	12/26/24	—	—	6	0.02
								6,780	6,872	26.42
Industrial Machinery
FR Flow Control CB LLC	First Lien Secured Term Loan B	1.00%	L+ 5.50%	6.50%	07/19/19	06/28/26	6,815	6,727	6,815	26.20
								6,727	6,815	26.20
Internet & Direct Marketing Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	15,342	15,153	15,342	58.98
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	L+ 6.50%	7.50%	07/19/19	07/01/25	—	—	11	0.04
								15,153	15,353	59.02

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Member's Equity
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	7,438	$7,343	$7,438	28.59%
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	05/19/20	05/15/25	2,616	2,600	2,616	10.06
								9,943	10,054	38.65
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,525	8,365	8,438	32.44
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	8,915	8,755	8,915	34.27
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/28/21	05/04/26	561	551	569	2.19
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	2,866	3,889	3,877	14.90
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	07/16/21	05/04/26	864	1,173	1,169	4.49
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	11,264	11,074	11,151	42.87
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	—	—	(5)	(0.02)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	01/27/21	12/31/26	818	804	814	3.13
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	08/10/21	09/02/26	5,791	5,689	5,684	21.85
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	3.25%	P+ 5.00%	8.25%	08/10/21	09/02/26	86	84	85	0.33
								40,384	40,697	156.45
Leisure Products
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Term Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	3,887	3,848	3,848	14.79
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	5,133	5,083	5,082	19.54
Unleashed Brands, LLC (d/b/a Unleashed Brands Group)	First Lien Secured Revolving Loan	1.00%	L+ 5.50%	6.50%	11/30/21	11/19/26	—	—	—	—
								8,931	8,930	34.33
Packaged Foods & Meats
Mikawaya Holdings, LLC (aka MyMo)	First Lien Secured Term Loan	1.25%	L+ 5.50%	6.75%	02/18/20	01/29/25	3,026	2,988	3,026	11.63
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	L+ 7.25%	8.25% (6.75% Cash + 1.50% PIK)	10/21/19	06/28/25	7,770	7,676	6,993	26.88
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	5,313	5,228	4,967	19.10
Stella & Chewy's LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.75%	7.75%	12/29/20	12/16/25	1,893	1,877	1,697	6.52
Westrock Coffee Company, LLC	First Lien Secured Term Loan	1.50%	L+ 8.50%	10.00% (9.75% Cash + 0.25% PIK)	03/20/20	02/28/25	9,105	9,033	8,923	34.31
								26,802	25,606	98.44
Personal Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	4,259	4,185	4,259	16.38
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	10/21/19	08/13/24	—	—	14	0.05
								4,185	4,273	16.43
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	E + 6.00%	7.00%	12/16/21	11/01/27	12,411	13,737	13,843	53.21
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	991	972	972	3.74
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	—	—	—	—
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	12/16/21	11/01/27	251	246	246	0.95
								14,955	15,061	57.90

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Spread Above Index(2)	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Member's Equity
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	12/28/21	10/19/26	4,875	$4,781	$4,780	18.38%
								4,781	4,780	18.38
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	L+ 5.75%	6.75%	07/15/21	06/23/27	8,955	8,852	8,901	34.22
								8,852	8,901	34.22
Systems Software
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Term Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	8,482	8,404	8,482	32.61
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.00%	7.00%	09/21/21	12/15/26	1,411	1,397	1,411	5.42
IDIG Parent, LLC (d/b/a IDIQ)	First Lien Secured Revolving Loan	1.00%	L+ 6.00%	7.00%	06/25/21	12/15/26	—	—	5	0.02
								9,801	9,898	38.05
Technology Hardware, Storage & Peripherals
PS Lightwave, Inc.	First Lien Secured Term Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	7,304	7,207	7,230	27.79
PS Lightwave, Inc.(6)	First Lien Secured Delayed Draw Loan	1.50%	L+ 6.75%	8.25%	05/19/20	03/10/25	—	—	5	0.02
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	7,629	7,487	7,489	28.79
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	L+ 6.50%	7.50%	08/10/21	07/30/27	—	—	1	0.00
								14,694	14,725	56.61
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	10,135	9,951	10,101	38.83
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	L+ 6.25%	7.25%	06/22/21	02/24/26	—	—	12	0.05
								9,951	10,113	38.88

Total Investments								$260,472	$259,510	997.65%
(1)	Except as noted, all investments provide collateral for the Company’s Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, CDOR, or Prime. The one-, three- and six-month LIBOR were 0.10%, 0.21% and 0.34%, respectively, as of December 31, 2021. The one-, three- and six-month GBP LIBOR were 0.19%, 0.26% and 0.47%, respectively, as of December 31, 2021. The three month Euro EurIBOR, CDOR and Prime were (0.57)%, 0.52% and 3.25%, respectively, as of December 31, 2021.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the portfolio represented 998% of the Company’s members’ equity or 95% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the Company’s Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 7.00% PIK.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

As of December 31, 2022 and December 31, 2021, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited, which is domiciled in the United Kingdom. As of December 31, 2022 and December 31, 2021, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $24,549, and $22,883 under delayed draw term loan commitments and undrawn revolvers as of December 31, 2022 and December 31, 2021, respectively.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of December 31, 2022 and December 31, 2021 and for the years ended December 31, 2022, 2021 and 2020:

Selected Balance Sheet Information ($ in thousands)	As of December 31, 2022	As of December 31, 2021
Assets
Investments, at fair value (amortized cost of $287,940 and $260,472, respectively)	$284,259	$259,510
Cash and cash equivalents	18,960	13,004
Interest receivable	1,404	735
Unrealized appreciation on foreign currency forward contracts	—	19
Other assets	673	255
Total assets	$305,296	$273,523
Liabilities
Credit facility (net of unamortized debt issuance costs of $1,643 and $1,779, respectively)	$150,634	$145,003
Note payable to members	120,000	100,000
Interest payable on credit facility	796	282
Interest payable on notes to members	3,069	1,575
Unrealized depreciation on foreign currency forward contracts	75	—
Other liabilities	483	651
Total liabilities	275,057	247,511
Members’ equity	30,239	26,012
Total liabilities and members’ equity	$305,296	$273,523

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Selected Statement of Operations Information ($ in thousands)			(Unaudited)
Interest and fee income	$28,956	$18,819	$13,316
Total investment income	$28,956	$18,819	$13,316
Interest expense on credit facility	7,470	4,105	3,256
Interest expense on notes to members	9,680	5,512	4,465
Administrative fee	629	443	308
Other expenses	564	498	317
Total expenses	$18,343	$10,558	$8,346
Net investment income	10,613	8,261	4,970
Net realized gains (losses) on investments and foreign currency transactions	329	(55)	(10)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(875)	1,153	(2,799)
Net increase in members’ equity resulting from operations	$10,067	$9,359	$2,161

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2022 and year ended December 31, 2021, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$618,267	$618,267
Second lien secured loans	—	—	20,634	20,634
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	80,000	80,000
Equity (excluding STRS JV)	—	—	21,000	21,000
Equity in STRS JV(1)	—	—	—	20,160
Total investments	$—	$—	$740,068	$760,228
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at ($3) as of December 31, 2022, are characterized in Level 2 of the hierarchy.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$697,232	$697,232
Second lien secured loans	—	—	23,650	23,650
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	60,000	60,000
Equity (excluding STRS JV)	—	—	22,552	22,552
Equity in STRS JV(1)	—	—	—	15,607
Total investments	$—	$—	$803,601	$819,208
(1)	The Company’s equity investment in STRS JV is measured using the NAV per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Year ended December 31, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	278,236	—	—	20,000	1,853	300,089
Non-cash interest income	2,217	138	—	—	—	2,355
Accretion of discount (premium)	5,540	86	—	—	—	5,626
Proceeds from paydowns and sales	(343,181)	—	—	—	(4,900)	(348,081)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(16,975)	(1,024)	—	—	3,481	(14,518)
Net unrealized (depreciation) appreciation	(742)	(2,216)	—	—	(6,046)	(9,004)
Fair value, end of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2022	$(12,278)	$(3,241)	$—	$—	$(5,469)	$(20,988)

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2021:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Year ended December 31, 2021	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$588,580	$27,596	$—	$41,073	$23,319	$680,568
Funding of investments	518,604	19,475	498	18,927	5,588	563,092
Non-cash interest income	1,159	5	—	—	—	1,164
Accretion of discount (premium)	6,605	241	—	—	(25)	6,821
Proceeds from paydowns and sales	(413,333)	(23,608)	(331)	—	(10,019)	(447,291)
Realized gains (losses)	8,024	—	—	—	(12)	8,012
Net unrealized (depreciation) appreciation	(12,407)	(59)	—	—	3,701	(8,765)
Fair value, end of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2021	$(3,751)	$123	$—	$—	$2,939	$(689)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2022	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$536,259	Discounted cash flow analysis	Discount Rate	10.0% - 30.0% (13.8%)
	67,878	Recent transaction	Transaction Price	83.1 - 100.0 (95.0)
	14,130	Expected repayment	Transaction Price	100.0 - 101.0 (100.5)
Second lien secured loans	20,634	Discounted cash flow analysis	Discount Rate	13.2% - 25.0% (18.9%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount Rate	4.0% - 4.0% (4.0%)
Subordinated Notes to STRS JV	80,000	Enterprise Value Analysis	n/a	n/a
Common Equity	9,990	Discounted cash flow analysis	Discount Rate	15.6% - 25.9% (22.4%)
	4,735	Enterprise Value Analysis	EBITDA Multiple	5.0 - 11.8 (8.3)
	400	Recent transaction	Transaction Price	1.0 - 1.0 (1.0)
Preferred Equity	714	Discounted cash flow analysis	Discount Rate	20.0% - 22.5% (20.0%)
	194	Enterprise Value Analysis	EBITDA Multiple	8.0 - 9.5 (8.6)
	926	Enterprise Value Analysis	Revenue Multiple	0.5 - 0.5 (0.5)
	200	Recent transaction	Transaction Price	1.0 - 1.0 (1.0)
Warrant	3,841	Discounted cash flow analysis	Discount Rate	25.9% - 27.2% (27.2%)
Total Level 3 Investments	$740,068
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2021	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$358,921	Discounted cash flows	Discount rate	4.5% – 21.8% (9.8%)
			Exit EBITDA multiple	5.5x – 15.0x (8.3x)
	209,892	Recent transaction	Transaction price	94.5 – 99.1 (97.9)
	113,808	Discounted cash flows and Recent transaction	Discount rate	7.2% – 10.3% (8.6%)
			Transaction price	97.5 – 98.8 (98.4)
			Exit EBITDA multiple	7.0x – 11.0x (9.5x)
	7,542	Guideline public companies	LTM EBITDA multiple	5.1x
	7,069	Expected repayment	-	-
	$697,232

Second lien secured loans	$18,725	Discounted cash flows	Discount rate	11.5% – 22.3% (14.2%)
			Exit EBITDA multiple	6.5x – 8.5x (8.0x)
	4,925	Recent transaction	Transaction price	98.5
	$23,650

Subordinated Notes	$60,000	Enterprise value	-	-
	167	Recent transaction	Transaction price	100.0
	$60,167

Preferred Equity	$1,018	Similar transactions	LTM EBITDA multiple	9.7x
			Discount for lack of marketability	15.0%
	786	Discounted cash flows and Guideline public companies	sDiscount Rate	17.3%
			Exit EBITDA Multiple	11.0x
			LTM EBITDA Multiple	7.9x
			NFY EBITDA Multiple	7.5x
			Discount for lack of marketability	10.0%
	1,007	Recent transaction	Transaction price	$1.00 – $56.30 ($47.13) per share
	$2,811

Common Equity	$3,602	Discounted cash flows	Discount rate	13.0% – 22.7% (15.0%)
			Exit EBITDA Multiple	8.6x – 10.0x (9.6x)
			Discount for lack of marketability	10.0% – 15.0% (10.3%)
	8,124	Discounted cash flows, Guideline public companies and Expected repayment	Discount rate	14.0% – 19.0% (18.2%)
			Exit EBITDA Multiple	8.0x – 11.0x (10.5x)
			NFY EBITDA Multiple	8.6x – 10.8x (8.9x)
			Discount for lack of marketability	10.0%
			Transaction price	$1.00 per share
	2,052	Similar transactions	LTM EBITDA Multiple	6.0x – 13.4x (10.5x)
	1,502	Recent transaction	Transaction price	$1.00 – $1,000.00 ($289.95) per share
	$15,280

Warrant	4,461	Discounted cash flows and Option-pricing method	Discount rate	22.7% – 29.5% (29.2%)
			Exit EBITDA multiple	5.5x – 8.6x (5.9x)
			Volatility	3.5% – 8.7% (3.6%)
			Discount for lack of marketability	15.0%
	$4,461

Total Level 3 Investments	$803,601
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

Valuation of investments may be determined by weighting various valuation techniques. Significant judgment is required in selecting the assumptions used to determine the fair values of these investments. The valuation methods selected for a particular investment are based on the circumstances and on the sufficiency of data available to measure

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

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

The following table presents the principal amount and fair value of the Company’s borrowings as of December 31, 2022 and December 31, 2021. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of December 31, 2022, the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date.

		As of December 31, 2022		As of December 31, 2021
	Fair	Principal Amount		Principal Amount
	Value Level	Outstanding	Fair Value	Outstanding	Fair Value
JPM Credit Facility	3	$255,145	$252,799	$291,637	$302,147
6.000% 2023 Notes	3	30,000	30,382	30,000	31,802
5.375% 2025 Notes	3	40,000	37,474	40,000	40,687
5.375% 2026 Notes	3	10,000	9,149	10,000	10,091
4.000% 2026 Notes	3	75,000	67,912	75,000	74,957
5.625% 2027 Notes	3	10,000	9,063	10,000	10,097
4.250% 2028 Notes	3	25,000	21,981	25,000	24,861
		$445,145	$428,760	$481,637	$494,642

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage for borrowed amounts was 174.7% and 172.6%, respectively.

Total borrowings outstanding and available as of December 31, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	L+2.35%	$255,145	$252,799	$79,855
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,893	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,629	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,885	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,652	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,876	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,693	—
Total debt			$445,145	$440,427	$79,855
(1)	The JPM Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and for borrowings above $285,000, a rate of SOFR plus 2.50% is applied .

Total borrowings outstanding and available as of December 31, 2021, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility	11/22/2025	L+2.35%	$291,637	$288,985	$43,363
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,717	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,497	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,856	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,404	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,851	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,648	—
Total debt			$481,637	$475,958	$43,363

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

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

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and SOFR plus 2.50% on borrowings above $285,000. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $624,123 as of December 31, 2022 as collateral. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2022, the Company had $255,145 in outstanding borrowings and $79,855 undrawn under the Credit Facility. As of December 31, 2022, weighted average outstanding borrowings were $264,411 at a weighted average interest rate of 4.04%. As of December 31, 2022, the interest rate in effect on outstanding borrowings was 7.11%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2022, $79,855 was available to be drawn by the Company based on these requirements.

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

December 31, 2022

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

December 31, 2022

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on February 23, 2023. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

December 31, 2022

(in thousands, except share and per share data)

(ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

The following table details our management fee expenses for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
Management Fee ($ in thousands)	2022	2021	2020
Base management fee	$15,600	$13,975	$12,464
Base management fee waived	—	—	—
Total management fees	$15,600	$13,975	$12,464

As of December 31, 2022 and December 31, 2021, management fees payable on the consolidated statements of assets and liabilities were $3,860 and $3,766, respectively.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
Performance-based Incentive Fee ($ in thousands)	2022	2021	2020
Income incentive fee	$8,862	$7,263	$6,114
Capital gains incentive fee	(1,803)	261	1,505
Performance-based incentive fees waived	—	—	—
Total performance-based incentive fees	$7,059	$7,524	$7,619

As of December 31, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities were $5,618 and $7,958, respectively. As of December 31, 2022 and December 31, 2021, incentive fees payable on the consolidated statements of assets and liabilities include zero and $1,803, respectively, for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

During each of the years ended December 31, 2022, 2021 and 2020, the Company incurred allocated administrative service fees of $683.

Co-investments with Related Parties: As of December 31, 2022 and December 31, 2021, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of December 31, 2022 and December 31, 2021, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,415,678 and $4,502,807, respectively.

STRS JV: For the year ended December 31, 2022, the Company sold $108,549 and $140,904 of investments to STRS JV and recognized net a realized gain of $64 and a realized loss of $73, respectively.

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

As of December 31, 2022 and December 31, 2021, the balance of unfunded commitments to extend credit was $56,190 and $53,113, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of December 31, 2022 and December 31, 2021:

Unfunded Commitments(1) ($ in thousands)	As of December 31, 2022	As of December 31, 2021
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$113	$—
Bridgepoint Healthcare, LLC	1,588	1,588
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	2,031
Claridge Products and Equipment, LLC	204	491
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Epiphany Business Services, LLC (d/b/a Epiphany Dermatology, PA)	—	438
Gulf Winds International Acquisition, LLC (d/b/a Gulf Winds International, Inc.)	647	—
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	1,083
Industrial Specialty Services USA LLC	508	1,182
Inspired Beauty Brands, Inc.	265	531
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	619
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	—	592
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	—	403
Juniper Landscaping Holdings LLC	—	597
Leviathan Intermediate Holdco, LLC (d/b/a Unleashed Brands Group)	494	—
LHS Borrower, LLC (d/b/a Leaf Home, LLC)	—	560
LMG Holdings, Inc.	—	414
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	1,024	1,182
MSI Information Services, Inc.	1,050	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	—	132
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	899	963
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	296
PG Dental New Jersey Parent, LLC	352	232
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	2,299	3,030
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	—	1,013
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	603	—
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	397	795
The Kyjen Company, LLC (d/b/a Outward Hound)	—	554
Trimlite Buyer LLC (d/b/a Trimlite LLC)	—	1,473
Total unfunded revolving loan commitments	15,593	25,053

Delayed Draw Loan Commitments:
BBQ Buyer, LLC (d/b/a BBQ Guys)	—	854
Bridgepoint Healthcare, LLC	794	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	4,063	4,063
DCA Investment Holding, LLC (d/b/a Dental Care Alliance, LLC)	—	1,062
EducationDynamics, LLC	1,709	1,709
Empire Office, Inc.	—	4,926
Grupo HIMA San Pablo, Inc.	—	667
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	2,167	1,514
I&I Sales Group, LLC (d/b/a Avision Sales Group)	—	2,699
IvyRehab Intermediate II, LLC (d/b/a Ivy Rehab)	—	1,188
Juniper Landscaping Holdings LLC	—	2,387
JZ Capital Partners Ltd.	5,714	—
PlayMonster LLC	—	2,867
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	2,090	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	2,097	—
Solar Holdings Bidco Limited(1)(2)	4,008	—
Source Code Holdings, LLC (d/b/a Source Code Corporation)	—	2,185
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	8,217	—
Telestream Holdings Corporation	346	—
True Blue Car Wash, LLC	59	1,145
US Methanol Midco LLC (d/b/a US Methanol LLC)	9,333	—
Total unfunded delayed draw loan commitments	40,597	28,060
Total Unfunded Commitments	$56,190	$53,113
(1)Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.
(2)Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be US dollars, Canadian dollars or British pounds.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. As of December 31, 2021, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $15,000 and $60,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

Since the commencement of the ATM Program, the Company sold 276,300 shares of its common stock under the ATM Program at a weighted-average price of $15.77 per share, which amounted to $4,359 in gross proceeds. The Company received net proceeds of $4,272 after deducting commissions to the sales agent, but before offering expenses. As of December 31, 2022, the Company had $30,641 available under the ATM Program. As of December 31, 2021, the Company had $30,893 available under the ATM Program.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the years ended December 31, 2022 and 2021.

	Year ended December 31,
($ in thousands except share and per share amounts)	2022	2021
Shares Issued from Equity Offering	—	2,182,300
Shares Issued from ATM Program	16,678	259,682
Shares Issued from DRIP	63,743	174,653
Total Shares Issued	80,421	2,616,635
Proceeds, before offering expenses	$1,225	$41,285
Average Price Per Share(1)	$15.23	$15.78

(1)	The average price per share for the year ended December 31, 2022 inclusive of offering expenses, was $13.72. The average price per share for the year ended December 31, 2021 inclusive of offering expenses, was $15.35.

NOTE 10 - FINANCIAL HIGHLIGHTS

 The following is a schedule of financial highlights:

	Years Ended December 31,
	2022	2021	2020	2019	2018
Per share data:(1)
Net asset value, beginning of period	$15.10	$15.23	$15.23	$15.35	$13.98
Investment operations:
Net investment income	1.60	1.36	1.18	1.52	1.22
Net realized and unrealized gains(losses) on investments and foreign currency transactions	(0.93)	0.07	0.37	(0.02)	1.57
Net increase in net assets resulting from operations	0.67	1.43	1.55	1.50	2.79
Distributions declared from net investment income	(1.47)	(1.56)	(1.55)	(1.62)	(1.42)
Net asset value, end of period	$14.30	$15.10	$15.23	$15.23	$15.35
Total annualized return based on market value(2)	(15.81)%	13.89%	(0.66)%	9.72%	(5.22)%
Total annualized return based on net asset value	4.55%	9.21%	10.36%	7.70%	18.66%
Net assets, end of period	$332,387	$349,751	$312,897	$312,955	$315,296
Per share market value at end of period	$13.05	$15.50	$13.61	$13.70	$12.72
Shares outstanding end of period	23,243,088	23,162,667	20,546,032	20,546,032	20,546,032
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	12.54%	10.96%	9.78%	8.88%	8.50%
Ratio of incentive fees to average net assets	2.04%	2.30%	2.49%	2.43%	3.95%
Ratio of total expenses to average net assets(4)	14.58%	13.26%	12.27%	11.31%	12.45%
Ratio of net investment income to average net assets(4)	10.81%	8.81%	7.90%	9.83%	8.14%
Portfolio turnover ratio	35.81%	60.79%	35.86%	48.15%	57.74%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Year Ended December 31,
($ in thousands except share and per share amounts)	2022	2021	2020
Net increase in net assets resulting from operations	$15,683	$30,094	$31,685
Weighted average shares outstanding	23,229,552	21,150,168	20,546,032
Basic and diluted per share net increase in net assets resulting from operations	$0.68	$1.42	$1.55

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Years ended December 31,
($ in thousands)	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$15,683	$30,094	$31,685
Change in net unrealized (appreciation) depreciation on investments and foreign currency	7,307	7,512	(3,365)
Other book-to-tax differences	9,498	451	3,140
Taxable income before deductions for distributions	$32,488	$38,057	$31,460

The tax character of distributions was as follows:

	Years ended December 31,
($ in thousands)	2022		2021		2020
Ordinary income	$34,150	100.0%	$31,953	95.7%	$26,420	83.2%
Return of capital	—	—	—	—	—	—
Long-term capital gains	—	—	1,452	4.3%	5,323	16.8%
Total distributions	$34,150	100.0%	33,405	100.0%	$31,743	100.0%

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the current fiscal year, permanent differences primarily due to nondeductible federal taxes resulted in a net increase in accumulated undistributed net investment income and a net decrease in paid-in capital.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(in thousands, except share and per share data)

As of December 31, 2022, 2021 and 2020, the tax basis components of distributable earnings were as follows:

	December 31,
($ in thousands)	2022	2021	2020
Ordinary income	$24,217	$29,500	$24,100
Accumulated capital and other losses	—	—	—
Net unrealized (depreciation) appreciation on investments and foreign currency	(22,287)	(15,910)	(11,226)
Distributions deferred	—	—	—
Total (accumulated deficit) distributable earnings – tax basis	$1,930	$13,590	$12,874

There were no late year ordinary losses for the fiscal years ended December 31, 2022, December 31, 2021 and December 31, 2020.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred for an unlimited period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2022 and 2021, the Company had $9,333 and zero, respectively of long-term capital loss carryforwards. As of December 31, 2022 and 2021, the Company did not have any short-term capital loss carryforwards

As of December 31, 2022, the cost of investments for U.S. federal income tax purposes was $784,812, resulting in net unrealized depreciation of $24,584. This is comprised of gross unrealized appreciation of $7,881 and gross unrealized depreciation of $32,465 on a tax basis. As of December 31, 2021, the cost of investments for U.S. federal income tax purposes was $835,502, resulting in net unrealized depreciation of $16,293. This is comprised of gross unrealized appreciation of $10,769 and gross unrealized depreciation of $27,062 on a tax basis.

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

In February 2023, the Company increased our its commitment to the STRS JV in the amount of an additional $15 million, which brings the Company’s total capital commitment to the STRS JV to $115 million, comprised of $92 million of subordinated notes and $23 million of LLC equity interests, and STRS Ohio increased its capital commitment to the STRS JV in the amount of an additional $10 million, which brings its total capital commitment to the STRS JV to $60 million, comprised of $48 million of subordinated notes and $12 million of LLC equity interests. In connection with these increases in capital commitments, the Company’s and STRS Ohio’s amended economic ownership in the STRS JV is approximately 65.71% and 34.29%, respectively.

Subsequent to December 31, 2022, the Company received financial information related to its investment in Playmonster Group LLC. Based on this information, the Company expects to place the first lien secured term loan investment on non-accrual status during the first quarter. This conclusion remains subject to change if additional information becomes available.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

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

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Director	Expiration
Name	Age	Position	Since	of Term
Interested Directors
John Bolduc	58	Chairman of the Board of Directors	2012	2024
Stuart Aronson	60	Chief Executive Officer and Director	2017	2023
Jay Carvell	57	Director	2012	2023
Independent Directors
Rick P. Frier	61	Director, Chairman of the Compensation Committee	2016	2023
Rick D. Puckett	69	Director, Chairman of the Audit Committee	2012	2024
G. Stacy Smith	54	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2015	2025
Kevin F. Burke	69	Director, Co-Chairman of the Nominating and Corporate Governance Committee	2017	2025

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

John Bolduc: Mr. Bolduc has been Chairman of our Board since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $19 billion of capital across multiple investment funds. He has more than 25 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

Mr. Bolduc was selected to serve as Chairman of our Board due, in part, to his familiarity with our portfolio companies, his broad experience with the day-to-day management and operation of other investment funds and his significant background investing in debt and working in the financial services industry.

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

Mr. Aronson’s expertise in sponsored lending and his experience as our Chief Executive Officer and Group Head of the U.S. direct lending platform of H.I.G. Capital are among the attributes that led to the conclusion that Mr. Aronson should serve on our Board.

Jay Carvell: Mr. Carvell has served as a director since 2012. Mr. Carvell also served as a Managing Director at an H.I.G. Capital-affiliated investment adviser until June 2022. He was responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Until May 2016, Mr. Carvell served as Chief Executive Officer of the Company. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations. At WhiteHorse Capital Partners, Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 22 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across lower mid-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a director on our Board due to his experience investing in credit instruments and managing WhiteHorse Capital Partners. Mr. Carvell’s experience building WhiteHorse Capital Partners brings expertise in developing a successful credit investment firm to our Board.

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

Mr. Burke’s experience as a senior managing director and his debt financing expertise is among the attributes that led to the conclusion that Mr. Burke should serve on our Board.

Rick P. Frier: Mr. Frier has served as a director since 2016. He is currently the Vice-Chairman of the Board and Chairman of the Audit Committee for Trivium Corporation. He is currently the Chairman of the Board for US Salt Corporation, to which he was elected in October 2021. He previously served as the Chairman of the Board and Chairman of the Audit Committee for Exal Corporation. He previously served on the Board of Affinion Group, Inc., where he was the Chairman of the Audit Committee. Mr. Frier also served as a Chairman of the Board of Shearer’s Foods Inc. Prior to these positions, Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita Brands International, Inc. Before his position with Chiquita Brands, Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.

Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our Board.

Rick D. Puckett: Mr. Puckett has served as a director since 2012. Mr. Puckett currently serves as (i) a director and member of Audit Committee of Pet Valu Holdings LTD., a Canadian retail company that trades on the Toronto Stock Exchange, (ii) a director and chair of the Audit Committee of Driven Brands, Inc., a consumer products and services company (NASDAQ: DRVN), and (iii) a director and chair of the Compensation Committee of SPX Corporation, a public company in the heavy industrial equipment industry (NYSE: SPXC). He previously served on the Board of Advisors of Wake Forest University in Charlotte, North Carolina from 2012 to 2018 and also served on the Board of Blumenthal Performing Arts as chairman and director from February 2007 to 2017. From 2006 to 2017, Mr. Puckett held various positions at Snyder’s-Lance, Inc., including (i) was Executive Vice President and Chief Financial and Administrative Officer from January 2006 to December 2016 and (ii) a consultant in 2017. Mr. Puckett has been retired from Snyder’s-Lance, Inc. since December 2017. From December 2003 to January 2006, Mr. Puckett served as Executive Vice President and Chief Financial Officer of United Natural Foods Inc. where he was responsible for the company’s finance, technology, human resources, legal, accounting and treasury functions. From 1998 to 2002, Mr. Puckett was employed at Suntory Water Group Inc., where he held several executive positions, including Chief Financial Officer, Chief Information Officer, Vice President, Corporate Controller and Vice President, Business Development and Planning. Mr. Puckett is a Certified Public Accountant and holds an MBA in Finance from Gatton College of Business and Economics at the University of Kentucky and a BA in Accounting from the University of Kentucky.

Mr. Puckett’s experience as Executive Vice President and Chief Financial and Administrative Officer at a public company and his training as a Certified Public Accountant are among the attributes that led to the conclusion that Mr. Puckett should serve on our Board.

G. Stacy Smith: Mr. Smith has served as a director since 2015. Mr. Smith currently serves on the board of directors of Independent Bank Group, a bank holding company (NASDAQ: IBTX), to which he was elected in February 2013. He also currently serves on the board of directors of USD Partners LP, an energy-related logistics company (NYSE: USDP), to which he was elected in October 2015. Mr. Smith co-founded in February 2013 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets. Since 2013, he has also served as a partner of SCW Capital, LP, a hedge fund. In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2012. Mr. Smith received a Bachelor of Business Administration in Finance and Accounting from the University of Texas at Austin in 1990.

Mr. Smith’s experience as a board member, partner for several investment companies and manager for a hedge fund are among the attributes that led to the conclusion that Mr. Smith should serve on our Board.

Officers Who are Not Directors

Name	Age	Position
Joyson C. Thomas	41	Chief Financial Officer
Marco Collazos	47	Chief Compliance Officer

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

Marco Collazos: Mr. Collazos has served as our Chief Compliance Officer since 2014. Mr. Collazos also currently serves as Deputy Chief Compliance Officer for H.I.G. Capital. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group, a regulatory and compliance consulting firm, as well as a Compliance Examiner for several years with the SEC and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

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

Corporate Governance

Our Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee of the Company (the “Compensation Committee”). For the fiscal year ended December 31, 2022, our Board held four meetings, the Audit Committee held four meetings and the Compensation Committee and the Nominating and Corporate Governance Committee held three joint meetings. All directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served that were held while they were members of the Board. The Company requires each director to make a diligent effort to attend all Board and committee meetings and encourages directors to attend the annual meetings of Stockholders. All of the then-serving directors attended the 2022 annual meeting of Stockholders.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Messrs. Burke, Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance regulations. Mr. Puckett serves as Chairman of the Audit Committee. The Audit Committee is responsible for pre-approving the engagement of the independent accountants to render audit and/or permissible non-audit services, approving the terms of compensation of such independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee is also responsible for aiding our Board in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available. The Board and Audit Committee use the services of one or more independent valuation firms to help them determine the fair value of these securities. Our Board has determined that Mr. Puckett is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). In addition, each member of our Audit Committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Messrs. Burke, Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance regulations. Messrs. Burke and Smith serve as the Co-Chairmen of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our Stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The Nominating and Corporate Governance Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

The Nominating and Corporate Governance Committee considers Stockholders’ recommendations for possible nominees for election as directors when such recommendations are submitted in accordance with our Bylaws, the Nominating and Corporate Governance Committee charter and any applicable law, rule or regulation regarding director nomination. Our Bylaws provide that a Stockholder who wishes to nominate a person for election as a director at a meeting of Stockholders must deliver written notice to our Secretary, Richard Siegel, c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act and certain other information set forth in our Bylaws, including the following information for each director nominee: full name, age and address; principal occupation during the past five years; directorships on publicly held companies and investment companies during the past five years; number of shares of our Common Stock owned, if any; and a written consent of the individual to stand for election if nominated by the Board and to serve if elected by the Stockholders. In order to be eligible to be a nominee for election as a director by a Stockholder, such potential nominee must deliver to our Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and stock ownership and trading policies and guidelines.

Criteria considered by the Nominating and Corporate Governance Committee in evaluating the qualifications of individuals for election as members of the Board include compliance with the independence and other applicable requirements of the Nasdaq corporate governance requirements, the 1940 Act and the SEC, and all other applicable laws, rules, regulations and listing standards, the criteria, policies and principles set forth in the Nominating and Corporate Governance Committee charter and the ability to contribute to the effective management of the Company, taking into account its needs and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which the Company operates. The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying individuals for election as members of the Board, but the Nominating and Corporate Governance Committee will consider such factors as it may deem are in the best interests of the Company and its Stockholders. Such factors may include the individual’s professional experience, education, skills and other individual qualities or attributes, including gender, race or national origin.

Compensation Committee

We established a Compensation Committee in May 2014. The members of our Compensation Committee are Messrs. Burke, Frier, Puckett and Smith, each of whom meets the independence standards established by the SEC and the Nasdaq corporate governance regulations. Mr. Frier serves as Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of our Independent Directors, our chief executive officer and all of our other executive officers. Currently none of our executive officers is compensated by us and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices. The Compensation Committee also has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The Compensation Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Compensation of Directors

Prior to November 10, 2022, the Independent Directors each received an annual fee of $100,000. Post November 10, 2022, the Independent Directors will each receive an annual fee of $102,500.

Prior to November 10, 2022, The Independent Directors also receive reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee receives an annual fee of $10,000 and the chairman of each other committee of the board of directors receives an annual fee of $5,000 for their additional services in these capacities. Post November 10, 2022, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee of the board of directors receives an annual fee of $10,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers.

The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2022. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2023, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

	Type of	Shares
Name and Address	Ownership	Owned	Percentage
H.I.G. Bayside Loan Opportunity Fund IV, L.P.(1)	Beneficial	4,976,258	21.4%
Stuart Aronson(2)	Beneficial	36,000	*
John Bolduc(2)(3)	Beneficial	370,048	1.6%
Jay Carvell(2)	Beneficial	15,630	*
Sami Mnaymneh(4)	Beneficial	4,976,258	21.4%
Anthony Tamer(4)(5)	Beneficial	5,409,616	23.3%
Kevin F. Burke(2)	Beneficial	7,530	*
Rick P. Frier(2)(7)	Beneficial	3,700	*
Rick D. Puckett(2)(6)	Beneficial	19,912	*
G. Stacy Smith(2)	Beneficial	3,700	*
Marco Collazos(2)	Beneficial	10,000	*
Joyson C. Thomas(2)	Beneficial	12,254	*
All officers and directors as a group (9 persons)	Beneficial	478,774	2.1%
*	Represents less than 1.0%.
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
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. and a member of Bolduc Investments X, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 370,048 shares of common stock owned by these two entities. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P. and Bolduc Investments X, LLC, except to the extent of his direct pecuniary interest therein.
(4)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of H.I.G. Bayside Loan Opportunity Fund IV, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 4,976,258 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(5)	Mr. Tamer is the President of Tamer H.I.G. Management, L.P. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of Tamer H.I.G. Management, L.P., Mr. Tamer may be viewed as having investment power over 423,911 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by Tamer H.I.G. Management, L.P., except to the extent of his direct pecuniary interest therein.
(6)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 19,912 shares of common stock owned by such entity.
(7)	Mr. Frier is the grantor of the Rick P Frier Revocable Trust Dated 12/30/2015. The number of shares of common stock shown in the above table as being owned by Mr. Frier reflects the fact that, due to his control of the Rick P. Frier Revocable Trust Dated 12/30/2015, Mr. Frier may be viewed as having dispositive power over 3,700 shares of common stock owned by such entity.

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

Item 14.  Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2022 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2022. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.

The following table sets forth Crowe LLP’s fees:

	Years ended December 31,
($ in thousands)	2022	2021
Audit Fees	$445	$420
Audit-Related Fees	88	160
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$533	$580

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2022 and 2021.

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

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2022)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
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

4.7	Form of 4.00% Notes due 2026 (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on November 24, 2021)
10.1	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)

10.2	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
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
10.7

Amended and Restated Investment Advisory Agreement, dated November 1, 2018, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2018)

10.8

Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.9

Note Purchase Agreement, dated October 20, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 21, 2020)

10.10

Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)

10.11

Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 30, 2021)

10.12

First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 21, 2021)

10.13

Second Amendment to Fifth Amended and Restated Loan Agreement, dated October 4, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 8, 2021)

10.14

Note Purchase Agreement, dated December 6, 2021, by and between WhiteHorse Finance, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 6, 2021)

10.15

Third Amendment to Fifth Amended and Restated Loan Agreement, dated January 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2022)

10.16

Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated February 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2022)

10.17

Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated March 30, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2022)

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

21.1*	List of Subsidiaries
23.1*	Consent of Crowe LLP related to Exhibit 99.1
23.2*	Consent of Crowe LLP related to Exhibit 99.2
24	Power of attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1*	Report of Crowe LLP on Senior Securities Table
99.2*	Audited Consolidated Financial Statements of WHF STRS Ohio Senior Loan Fund LLC as of and for the year ended December 31, 2022
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: March 3, 2023	By	/s/ Stuart Aronson
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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	March 3, 2023
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	March 3, 2023
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	March 3, 2023
John Bolduc

/s/ Jay Carvell	Director	March 3, 2023
Jay Carvell

/s/ Kevin F. Burke	Director	March 3, 2023
Kevin F. Burke

/s/ Rick P. Frier	Director	March 3, 2023
Rick P. Frier

/s/ Rick D. Puckett	Director	March 3, 2023
Rick D. Puckett

/s/ G. Stacy Smith	Director	March 3, 2023
G. Stacy Smith