Form 10-Q
period 2023-03-31
WhiteHorse Finance, Inc.
filed 2023-05-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$623,927	$650,535
Non-controlled affiliate company investments	12,098	9,533
Controlled affiliate company investments	113,198	100,160
Total investments, at fair value (amortized cost $774,944 and $782,429, respectively)	749,223	760,228
Cash and cash equivalents	11,748	9,508
Restricted cash and cash equivalents	9,921	14,683
Restricted foreign currency (cost of $583 and $2,066, respectively)	579	2,073
Interest and dividend receivable	7,501	7,814
Amounts receivable on unsettled investment transactions	343	283
Escrow receivable	711	711
Prepaid expenses and other receivables	989	1,174
Unrealized appreciation on foreign currency forward contracts	3	—
Total assets	$781,018	$796,474

Liabilities
Debt (net of unamortized debt issuance costs of $4,327 and $4,718, respectively)	$423,663	$440,427
Distributions payable	9,878	8,251
Management fees payable	3,711	3,860
Incentive fees payable	7,603	5,618
Interest payable	4,085	2,774
Accounts payable and accrued expenses	1,400	2,329
Advances received from unfunded credit facilities	663	825
Unrealized depreciation on foreign currency forward contracts	—	3
Total liabilities	451,003	464,087

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	339,240	339,240
Accumulated earnings (losses)	(9,248)	(6,876)
Total net assets	330,015	332,387
Total liabilities and total net assets	$781,018	$796,474
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$14.20	$14.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2023	2022
Investment income
From non-controlled/non-affiliate company investments
Interest income	$19,621	$16,209
Payment-in-kind income	1,232	532
Fee income	1,033	462
Dividend income	15	89
From non-controlled affiliate company investments
Interest income	—	10
Payment-in-kind income	(49)	50
Dividend income	84	131
From controlled affiliate company investments
Interest income	2,210	1,127
Payment-in-kind income	412	—
Dividend income	1,606	1,424
Total investment income	26,164	20,034
Expenses
Interest expense	7,525	4,774
Base management fees	3,711	3,952
Performance-based incentive fees	2,676	1,427
Administrative service fees	171	171
General and administrative expenses	1,127	947
Total expenses	15,210	11,271
Net investment income before excise tax	10,954	8,763
Excise tax	250	224
Net investment income after excise tax	10,704	8,539

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	331	(18,184)
Foreign currency transactions	361	(281)
Foreign currency forward contracts	(7)	—
Net realized gains (losses)	685	(18,465)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(2,097)	17,117
Non-controlled affiliate company investments	(1,500)	(1,621)
Controlled affiliate company investments	79	169
Translation of assets and liabilities in foreign currencies	(371)	(28)
Foreign currency forward contracts	6	(4)
Net change in unrealized appreciation (depreciation)	(3,883)	15,633
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(3,198)	(2,832)
Net increase in net assets resulting from operations	$7,506	$5,707

Per Common Share Data
Basic and diluted earnings per common share	$0.32	$0.25
Dividends and distributions declared per common share	$0.43	$0.36
Basic and diluted weighted average common shares outstanding	23,243,088	23,190,656

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,704	10,704
Net realized gains (losses) on investments	—	—	—	685	685
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,883)	(3,883)
Distributions declared	—	—	—	(9,878)	(9,878)
Balance as of March 31, 2023	23,243,088	$23	$339,240	$(9,248)	$330,015

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance as of December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with public offering	16,678	—	197	—	197
Stock issued in connection with dividend reinvestment plan	32,068	—	498	—	498
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,539	8,539
Net realized gains (losses) on investments	—	—	—	(18,465)	(18,465)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,633	15,633
Distributions declared	—	—	—	(8,234)	(8,234)
Balance as of March 31, 2022	23,211,413	$23	$339,856	$8,040	$347,919

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$7,506	$5,707
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Paid-in-kind income	(1,981)	(532)
Net realized (gains) losses on investments	(331)	18,184
Net unrealized depreciation (appreciation) on investments	3,518	(15,665)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	371	28
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(6)	4
Accretion of discount	(1,101)	(1,345)
Amortization of deferred financing costs	391	367
Acquisition of investments	(37,339)	(103,590)
Proceeds from principal payments and sales of portfolio investments	22,321	63,330
Proceeds from sales of portfolio investments to STRS JV	25,918	57,661
Net changes in operating assets and liabilities:
Interest and dividend receivable	313	754
Prepaid expenses and other receivables	185	428
Amounts receivable on unsettled investment transactions	(60)	(7,916)
Management fees payable	(149)	186
Incentive fees payable	1,985	(2,513)
Accounts payable and accrued expenses	(928)	(1,301)
Interest payable	1,311	1,461
Advances received from unfunded credit facilities	(162)	(173)
Net cash provided by / (used in) operating activities	21,762	15,075

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	(50)
Borrowings	19,987	49,997
Repayments of debt	(37,502)	(58,200)
Deferred financing costs	—	(582)
Distributions paid to common stockholders, net of distributions reinvested	(8,251)	(7,724)
Net cash provided by / (used in) financing activities	(25,766)	(16,559)
Effect of exchange rate changes on cash	(12)	288
Net change in cash, cash equivalents and restricted cash	(4,016)	(1,196)
Cash, cash equivalents and restricted cash at beginning of period	26,264	22,468
Cash, cash equivalents and restricted cash at end of period	$22,248	$21,272

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$5,823	$2,947
Distributions reinvested	—	498
Value of shares issued pursuant to the ATM Program	—	247
Non-cash exchanges of investments	—	25,000

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of March 31,
	2023	2022
Cash and cash equivalents	$11,748	$2,454
Restricted cash and cash equivalents	9,921	18,262
Restricted foreign currency	579	556
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$22,248	$21,272

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.80%	02/10/23	12/15/26	1,760	$1,709	$1,709	0.52%
									1,709	1,709	0.52
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.84%	12/16/22	12/18/28	4,841	4,703	4,704	1.43
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.84%	12/16/22	12/18/28	—	—	—	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	11.03%	07/12/21	07/12/26	11,102	10,957	10,764	3.26
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	11.09%	07/12/21	07/12/26	315	311	290	0.09
									15,971	15,758	4.78
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	10.47%	08/05/22	08/01/29	14,552	12,167	12,118	3.67
									12,167	12,118	3.67
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	First Lien Secured Term Loan	0.75%	LIBOR	5.25%	10.39%	08/29/22	05/08/28	3,090	2,627	2,455	0.74
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	Second Lien Secured Term Loan	0.75%	LIBOR	9.00%	14.20%	05/03/21	05/07/29	15,000	14,656	11,253	3.41
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.92%	10/13/22	10/13/27	9,453	9,238	9,233	2.80
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.00%	06/14/19	12/29/23	3,172	3,170	3,074	0.93
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.95%	06/14/19	12/29/23	267	267	258	0.08
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.13%	01/12/23	04/05/29	9,819	9,535	9,535	2.88
									39,493	35,808	10.84
Asset Management & Custody Banks
JZ Capital Partners Ltd.⁽⁴⁾⁽⁵⁾⁽²²⁾	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.82%	01/26/22	01/26/27	10,286	10,128	10,185	3.09
JZ Capital Partners Ltd.⁽⁴⁾⁽⁵⁾⁽⁷⁾⁽²²⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.00%	11.82%	01/26/22	01/26/27	—	—	32	0.01
									10,128	10,217	3.10
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.48%	12.35%	02/16/18	06/28/24	14,133	14,090	14,133	4.28
									14,090	14,133	4.28
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.33%	12/30/21	12/30/26	7,727	7,611	7,485	2.27
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.33%	12/30/21	12/30/26	—	—	(5)	—
									7,611	7,480	2.27
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	LIBOR	10.00%	14.84% (12.84% Cash + 2.00% PIK)	08/28/20	08/28/25	12,741	12,588	12,553	3.80
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	LIBOR	10.00%	14.84% (12.84% Cash + 2.00% PIK)	12/02/21	08/28/25	2,597	2,565	2,559	0.78
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.33%	12/04/20	06/04/26	5,280	5,219	5,246	1.59
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	LIBOR	8.25%	12.97%	07/03/19	07/03/24	14,090	14,011	14,090	4.27
									34,383	34,448	10.44
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽¹³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.00%	10.92%	12/17/21	12/17/26	8,912	6,868	6,489	1.96
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽⁷⁾⁽¹³⁾	First Lien Secured Revolving Loan	1.00%	CDOR	6.00%	10.92%	12/17/21	12/17/26	—	—	—	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.70%	12/17/21	12/17/26	2,171	2,138	2,146	0.65
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.70%	12/17/21	12/17/26	—	—	1	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.00%	11.02%	07/27/21	07/27/26	20,584	16,177	15,000	4.55
									25,183	23,636	7.16

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.50%	12.34% (11.34% Cash + 1.00% PIK)	10/28/22	06/10/24	19,202	$19,119	$18,621	5.64%
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	7.50%	12.34% (11.34% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,970	1,940	0.59
									21,089	20,561	6.23
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.55%	10/28/19	10/29/26	16,319	15,800	15,875	4.81
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.61% PIK	12/20/22	12/20/27	4,813	4,703	4,698	1.42
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽⁴⁾⁽⁷⁾⁽²⁴⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	12.61% PIK	12/20/22	12/20/27	—	—	(113)	(0.03)
									20,503	20,460	6.20
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.66%	12/30/20	12/29/25	7,079	7,001	6,794	2.06
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.88%	12.83%	12/30/20	12/29/25	912	905	873	0.26
									7,906	7,667	2.32
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	LIBOR	8.25%	12.91%	12/23/16	06/07/24	22,599	22,478	22,487	6.81
									22,478	22,487	6.81
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.80%	11/22/22	12/09/25	357	357	324	0.10
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁹⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	11.41%	11/22/22	01/08/26	5,171	5,113	3,670	1.11
									5,470	3,994	1.21
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	10.81%	11/16/21	12/01/26	7,900	7,580	6,948	2.11
Pressurized Holdings, LLC (f/k/a Starco)⁽⁶⁾⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.49% PIK	03/16/23	03/16/27	2,694	2,694	2,401	0.73
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	Prime	8.75%	16.75% PIK	11/13/19	05/13/23	4,654	4,615	4,146	1.26
									14,889	13,495	4.10
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.91%	08/27/21	08/27/26	9,635	9,553	9,256	2.80
									9,553	9,256	2.80
Drug Retail
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.91%	03/01/23	03/01/29	5,515	5,352	5,352	1.62
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)(7)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.77%	03/01/23	03/01/29	291	282	282	0.09
									5,634	5,634	1.71
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.84% (11.34% Cash + 0.50% PIK)	09/15/21	09/15/26	12,986	12,808	12,591	3.81
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.00%	11.84% (11.34% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(28)	(0.01)
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	11.84% (11.34% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(20)	(0.01)
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
									12,975	12,710	3.84
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	7.58%	12.40%	10/12/21	10/12/26	15,955	15,651	15,716	4.76
									15,651	15,716	4.76

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.80%	12/31/21	12/31/26	11,857	$11,679	$11,514	3.49%
									11,679	11,514	3.49
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.75%	12.46%	10/05/21	10/05/26	10,284	10,139	10,022	3.04
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.75%	12.46%	10/05/21	10/05/26	—	—	(15)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.75%	12.46%	10/05/21	10/05/26	—	—	(18)	(0.01)
									10,139	9,989	3.03
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.12%	10/16/19	09/25/23	5,475	5,448	5,475	1.66
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.11%	10/16/19	09/25/23	5,118	5,114	5,118	1.55
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	LIBOR	9.75%	14.43% (12.93% Cash + 1.50% PIK)	11/25/20	11/25/25	13,525	13,369	12,707	3.85
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	9.75%	14.43% (12.93% Cash + 1.50% PIK)	11/25/20	11/25/25	352	348	313	0.09
									24,279	23,613	7.15
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	LIBOR	7.50%	12.67%	02/23/22	02/23/28	21,518	21,079	20,223	6.13
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	0.75%	Base Rate	6.19%	13.99%	02/23/22	02/23/28	2,151	2,107	2,017	0.61
									23,186	22,240	6.74
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	11.41%	06/25/21	06/25/26	14,094	13,901	13,788	4.18
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	11.41%	07/11/22	06/25/26	—	—	(28)	(0.01)
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	11.41%	06/25/21	06/25/24	627	622	579	0.18
									14,523	14,339	4.35
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.30%	10/12/21	10/12/26	20,774	20,478	20,247	6.14
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.43%	10/12/21	10/12/26	794	783	753	0.23
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	2.00%	SOFR	8.75%	13.67%	09/19/22	09/21/26	4,830	4,793	4,340	1.32
									26,054	25,340	7.69
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.91%	05/26/22	05/31/29	7,196	6,684	6,498	1.97
									6,684	6,498	1.97
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.64% (12.14% Cash + 0.50% PIK)	04/05/21	04/05/26	11,320	11,218	10,393	3.15
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.64% (12.14% Cash + 0.50% PIK)	04/05/21	04/05/26	798	791	722	0.22
									12,009	11,115	3.37
Industrial Machinery & Supplies & Components
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)⁽¹²⁾	First Lien Secured Term Loan	0.50%	Base Rate	4.56%	12.60%	06/09/22	06/01/29	8,334	7,547	7,119	2.16
									7,547	7,119	2.16
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.66%	04/25/22	04/24/26	7,652	7,535	7,492	2.27
MSI Information Services, Inc.(7)	First Lien Secured Revolving Loan	1.00%	Prime	6.75%	14.75%	04/25/22	04/24/26	300	295	290	0.09
									7,830	7,782	2.36

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.34%	02/28/19	02/28/24	11,643	$11,622	$11,643	3.53%
									11,622	11,643	3.53
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.37%	11/12/21	11/12/26	3,821	3,766	3,739	1.13
									3,766	3,739	1.13
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	6.97%	11.98%	09/06/19	09/06/24	9,440	9,351	9,297	2.82
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.92%	11.93%	09/06/19	09/06/24	4,649	4,623	4,579	1.39
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.41%	06/29/20	06/29/25	5,560	5,521	5,532	1.68
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,351	1,338	1,287	0.39
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,268	1,265	1,240	0.38
									22,098	21,935	6.66
Leisure Products
Playmonster Group LLC(6)(20)	Priority First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.64% PIK	12/09/22	06/08/26	929	903	902	0.27
Playmonster Group LLC⁽⁶⁾⁽²⁰⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.82% PIK	01/24/22	06/08/26	3,799	3,661	2,661	0.81
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	12.54%	12/27/22	12/27/27	10,424	10,127	10,136	3.07
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	12.54%	12/27/22	12/27/27	76	74	74	0.02
									14,765	13,773	4.17
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	LIBOR	8.00%	12.84%	11/23/21	12/16/29	5,000	4,937	4,850	1.47
									4,937	4,850	1.47
Office Services & Supplies
American Crafts, LC⁽¹⁴⁾⁽²⁶⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.36% PIK	12/22/22	05/28/26	4,581	4,581	4,581	1.39
American Crafts, LC⁽¹⁴⁾⁽²⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.36% PIK	05/28/21	05/28/26	8,479	8,403	7,110	2.15
American Crafts, LC⁽¹⁴⁾⁽²⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.36% PIK	10/01/22	05/28/26	1,424	1,404	1,194	0.36
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	LIBOR	6.75%	11.59%	04/12/19	04/12/24	11,594	11,532	11,487	3.48
Empire Office, Inc.	First Lien Secured Delayed Draw Loan	1.50%	LIBOR	6.75%	11.59%	08/17/21	04/12/24	4,741	4,698	4,697	1.42
									30,618	29,069	8.80
Packaged Foods & Meats
Lenny & Larry's, LLC⁽¹⁵⁾⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.76%	12.67% (11.54% Cash + 1.13% PIK)	05/15/18	05/15/23	11,418	11,413	11,142	3.38
									11,413	11,142	3.38
Personal Care Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.86%	12/30/20	12/30/25	11,362	11,237	11,082	3.36
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	11.81%	12/30/20	12/30/25	88	87	80	0.02
									11,324	11,162	3.38
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.35%	11/04/22	11/04/27	4,641	4,535	4,551	1.38
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.36%	11/04/22	11/04/27	5,587	5,491	5,463	1.66
									10,026	10,014	3.04
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.41%	12/02/22	12/02/27	5,144	5,000	5,000	1.52
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.37%	12/02/22	12/02/27	193	190	163	0.05
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.33%	12/02/22	12/02/27	387	377	377	0.11
									5,567	5,540	1.68
Research & Consulting Services
Aeyon LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.88%	13.62%	02/10/22	02/10/27	8,888	8,750	8,661	2.62
ALM Media, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	11.16%	11/25/19	11/25/24	13,191	13,103	13,113	3.97
									21,853	21,774	6.59

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.34%	11/16/21	11/16/27	11,765	$11,584	$11,319	3.43%
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	11.34%	11/16/21	11/16/27	—	—	(91)	(0.03)
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.66%	09/30/21	09/30/26	11,492	11,331	11,492	3.48
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.66%	09/30/21	09/30/26	—	—	10	—
									22,915	22,730	6.88
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(28)	Subordinated Note	N/A	LIBOR	6.50%	11.17%	07/19/19	N/A	80,000	80,000	80,000	24.24
									80,000	80,000	24.24
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.41% (8.66% Cash + 3.75% PIK)	03/16/21	03/16/27	19,811	19,557	17,468	5.29
									19,557	17,468	5.29
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.66%	10/15/20	10/15/25	15,884	15,621	15,810	4.79
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	14.63%	10/15/20	10/15/25	932	917	932	0.28
									16,538	16,742	5.07

Total Debt Investments									$727,812	$708,417	214.66%

Equity Investments(21)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	208	$258	$144	0.04%
									258	144	0.04
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	451	0.14
									1,250	451	0.14
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,266	0.38
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	776	0.24
									1,614	2,042	0.62
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	869	0.26
									423	869	0.26
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²⁷⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁷⁾	Preferred Units	N/A	N/A	N/A	14.00% PIK	03/16/23	N/A	—	645	—	—
									645	—	—
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,790	1.15
									2,890	3,790	1.15
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	N/A	12/28/18	12/08/25	348	348	195	0.06
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	229	4	50	0.02
									352	245	0.08
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	83	0.03
									167	83	0.03

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	$825	$641	0.19%
									825	641	0.19
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	667	667	500	0.15
									667	500	0.15
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,719	0.52
									851	1,719	0.52
Investment Banking & Brokerage
Arcole Holding Corporation⁽⁴⁾⁽⁵⁾⁽⁶⁾⁽¹⁸⁾⁽²³⁾	Shares	N/A	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,134	1.86
									6,944	6,134	1.86
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,531	0.46
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	346	0.10
									1,612	1,877	0.56
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	182	0.06
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	06/28/28	1	793	74	0.02
									2,734	256	0.08
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁰⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽²⁰⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁶⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁶⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	327	0.10
									400	327	0.10
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	200	0.06
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	264	0.08
									600	464	0.14
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	951	0.29
									840	951	0.29
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(28)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	20,313	6.16
									20,000	20,313	6.16

Total Equity Investments									$47,132	$40,806	12.37%

Total Investments									$774,944	$749,223	227.03%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	520	CAD	$388	USD	5/5/23	$3	$—
Morgan Stanley		£22	GBP	$27	USD	5/5/23	—	—
Total							$3	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA” or “S”), or the U.S. Prime Rate (“Prime” or “P”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.1% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2023. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 227.03% of the Company’s net assets or 95.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L or SF and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

March 31, 2023

(in thousands)

(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 1.50% PIK.
(20)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.
(21)	Ownership of certain equity investments may occur through a holding company or partnership.
(22)	The issuer is domiciled in Guernsey.
(23)	The issuer is domiciled in Canada.
(24)	Investment is structured with a PIK period beginning with the first interest payment date through December 20, 2023, whereby accrued interest due on the loan is capitalized and added to the unpaid principal balance of the loan.
(25)	The investment is on non-accrual status.
(26)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act.
(27)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new first lien secured term loan, preferred stock and common stock of Pressurized Holdings, LLC (f/k/a Starco).
(28)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.

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
Broadline Retail
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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.50%	11.64%	10/28/22	06/10/24	19,228	$19,126	$18,525	5.57%
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	7.50%	11.64% (10.64% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,963	1,964	0.59
									21,089	20,489	6.16
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.73% (11.23% Cash + 0.50% PIK)	10/28/19	10/29/26	16,350	15,794	15,859	4.77
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.17% PIK	12/20/22	12/20/27	4,667	4,551	4,551	1.37
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽⁷⁾⁽²⁴⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	12.17% PIK	12/20/22	12/20/27	—	—	—	—
									20,345	20,410	6.14
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	12/30/20	12/29/25	7,079	6,994	6,727	2.01
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.88%	12.28%	12/30/20	12/29/25	779	772	732	0.22
									7,766	7,459	2.23
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	LIBOR	8.25%	12.37%	12/23/16	06/07/24	22,911	22,776	22,817	6.86
									22,776	22,817	6.86
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.80%	11/22/22	12/09/25	357	357	330	0.10
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁹⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	10.92%	11/22/22	01/08/26	5,171	5,108	3,841	1.16
									5,465	4,171	1.26
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	10.30%	11/16/21	11/16/26	7,920	7,578	6,731	2.03
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	Prime	8.75%	16.25% (14.25% Cash + 2.00% PIK)	11/13/19	05/13/23	7,353	7,302	6,537	1.97
									14,880	13,268	4.00
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.48%	08/27/21	08/27/26	11,302	11,199	10,833	3.26
									11,199	10,833	3.26
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	13,053	12,861	12,663	3.80
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(26)	(0.01)
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(18)	(0.01)
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
									13,028	12,786	3.83
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	LIBOR	7.25%	11.33%	10/12/21	10/12/26	10,500	10,341	10,411	3.13
									10,341	10,411	3.13
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	12/31/21	12/31/26	11,887	11,697	11,559	3.48
Industrial Specialty Services USA LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	11.41%	12/31/21	12/31/26	674	663	649	0.20
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	2,783	2,709	2,713	0.82
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹³⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	CDOR	6.75%	11.61%	09/30/22	09/28/29	3,837	2,729	2,749	0.83
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾⁽²²⁾	First Lien Secured Term Loan	0.00%	SONIA	6.75%	10.18%	09/30/22	09/28/29	168	182	199	0.06
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	53	51	52	0.02
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽⁷⁾⁽¹⁵⁾⁽²³⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	—	—	(62)	(0.02)
									18,031	17,859	5.39

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	10,423	$10,266	$10,161	3.06%
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	—	—	(14)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	—	—	(16)	—
									10,266	10,131	3.06
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	09/25/23	5,487	5,446	5,487	1.65
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	09/25/23	5,131	5,124	5,131	1.54
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.32% (12.57% Cash + 0.75% PIK)	11/25/20	11/25/25	13,495	13,324	12,415	3.74
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	8.25%	12.57% (11.82% Cash + 0.75% PIK)	11/25/20	11/25/25	352	347	300	0.09
									24,241	23,333	7.02
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	LIBOR	7.50%	12.67%	02/23/22	02/23/28	21,573	21,110	20,997	6.32
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	0.75%	Base Rate	6.51%	13.98%	02/23/22	02/23/28	2,151	2,105	2,093	0.63
									23,215	23,090	6.95
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	06/25/21	06/25/26	14,130	13,922	13,774	4.14
Power Service Group CR Acquisition Inc.⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.98%	07/11/22	06/25/26	—	—	(34)	(0.01)
Power Service Group CR Acquisition Inc.⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.96%	11.36%	06/25/21	06/25/24	836	828	780	0.23
									14,750	14,520	4.36
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.40%	10/12/21	10/12/26	20,834	20,517	20,210	6.08
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	10.40%	10/12/21	10/12/26	—	—	(39)	(0.01)
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	2.00%	SOFR	8.75%	13.19%	09/19/22	09/21/26	4,861	4,821	4,609	1.39
									25,338	24,780	7.46
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.73%	05/26/22	05/31/29	7,214	6,680	6,615	1.99
									6,680	6,615	1.99
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.65% (11.15% Cash + 0.50% PIK)	04/05/21	04/05/26	11,334	11,223	10,429	3.14
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	6.58%	10.90% (10.40% Cash + 0.50% PIK)	04/05/21	04/05/26	798	790	724	0.22
									12,013	11,153	3.36
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.50%	10.21%	10/03/22	02/01/27	2,149	2,098	2,091	0.63
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.08%	06/09/22	06/01/29	8,355	7,535	7,269	2.19
									9,633	9,360	2.82
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.17%	04/25/22	04/24/26	7,751	7,623	7,554	2.27
MSI Information Services, Inc.(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.75%	12.17%	04/25/22	04/24/26	—	—	(9)	—
									7,623	7,545	2.27
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.88%	02/28/19	02/28/24	11,860	11,833	11,860	3.57
									11,833	11,860	3.57
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.14%	11/12/21	11/12/26	13,833	13,620	13,487	4.06
									13,620	13,487	4.06

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	7.12%	11.73%	09/06/19	09/06/24	9,440	$9,344	$9,254	2.78%
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	11.62%	09/06/19	09/06/24	4,649	4,621	4,557	1.37
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	LIBOR	7.50%	11.88%	06/29/20	06/29/25	5,574	5,531	5,520	1.66
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,330	1,316	1,266	0.38
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	N/A	1,268	1,265	1,198	0.36
									22,077	21,795	6.55
Leisure Products
Playmonster Group LLC(6)(20)	Priority First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.47% PIK	12/09/22	06/08/26	184	176	176	0.05
Playmonster Group LLC(6)(20)	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.36% PIK	01/24/22	06/08/26	3,662	3,662	2,977	0.90
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.54%	12/27/22	12/27/27	10,454	10,141	10,138	3.05
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.54%	12/27/22	12/27/27	78	76	75	0.02
									14,055	13,366	4.02
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	LIBOR	8.00%	12.38%	11/23/21	12/16/29	5,000	4,935	4,824	1.45
									4,935	4,824	1.45
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	LIBOR	8.50%	12.88%	05/28/21	05/28/26	9,555	9,473	8,244	2.48
American Crafts, LC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	8.50%	12.88%	10/01/22	05/28/26	1,367	1,346	1,147	0.35
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	LIBOR	6.75%	11.13%	04/12/19	04/12/24	11,806	11,728	11,687	3.52
Empire Office, Inc.(4)	First Lien Secured Delayed Draw Loan	1.50%	LIBOR	6.75%	11.13%	08/17/21	04/12/24	4,803	4,746	4,754	1.43
									27,293	25,832	7.78
Packaged Foods & Meats
Lenny & Larry's, LLC⁽¹⁵⁾⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	LIBOR	8.33%	12.65% (10.94% Cash + 1.71% PIK)	05/15/18	05/15/23	11,214	11,198	10,941	3.30
									11,198	10,941	3.30
Personal Care Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.65%	12/30/20	12/30/25	11,519	11,381	11,159	3.36
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	10.78%	12/30/20	12/30/25	265	262	252	0.08
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	06/30/22	08/13/25	2,086	2,051	2,071	0.62
									13,694	13,482	4.06
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.82%	11/04/22	11/04/27	4,653	4,540	4,540	1.37
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.20%	11/04/22	11/04/27	3,621	3,563	3,563	1.07
									8,103	8,103	2.44
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.48%	12/23/22	10/19/26	—	—	—	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.73%	12/02/22	12/02/27	5,155	5,003	5,003	1.50
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	11.42%	12/02/22	12/02/27	56	55	55	0.02
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.42%	12/02/22	12/02/27	258	251	251	0.08
									5,309	5,309	1.60
Research & Consulting Services
Aeyon LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.88%	13.19%	02/10/22	02/10/27	8,910	8,764	8,641	2.60
ALM Media, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.91%	11/25/19	11/25/24	13,388	13,286	13,255	3.99
									22,050	21,896	6.59

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.89%	11/16/21	11/16/27	11,798	$11,606	$11,326	3.41%
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	10.89%	11/16/21	11/16/27	—	—	(96)	(0.03)
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	09/30/21	09/30/26	11,521	11,348	11,521	3.47
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	09/30/21	09/30/26	—	—	10	—
True Blue Car Wash, LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.88%	11.30%	10/17/19	10/17/24	9,903	9,822	9,942	2.99
True Blue Car Wash, LLC⁽⁷⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	10/17/19	10/17/24	4,160	4,107	4,189	1.26
									36,883	36,892	11.10
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	LIBOR	6.50%	10.67%	07/19/19	N/A	80,000	80,000	80,000	24.07
									80,000	80,000	24.07
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.92% (8.17% Cash + 3.75% PIK)	03/16/21	03/16/27	19,623	19,353	17,847	5.37
									19,353	17,847	5.37
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.25%	13.67%	10/15/20	10/15/25	15,846	15,556	15,762	4.74
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.25%	13.67%	10/15/20	10/15/25	927	910	928	0.28
Telestream Holdings Corporation(7)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	9.25%	13.67%	05/12/22	10/15/25	—	—	3	—
									16,466	16,693	5.02

Total Debt Investments									$735,943	$719,068	216.34%

Equity Investments(21)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	208	$258	$154	0.05%
									258	154	0.05
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	517	0.16
									1,250	517	0.16
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,404	0.42
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	714	0.21
									1,614	2,118	0.63
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	786	0.24
									423	786	0.24
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,788	1.14
									2,890	3,788	1.14
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	N/A	12/28/18	12/08/25	347	347	110	0.03
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	229	4	92	0.03
									351	202	0.06
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	83	0.02
									167	83	0.02

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	$825	$600	0.18%
									825	600	0.18
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	667	667	514	0.15
									667	514	0.15
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,943	0.58
									851	1,943	0.58
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,380	1.92
									6,944	6,380	1.92
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,558	0.47
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	363	0.11
									1,612	1,921	0.58
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	131	0.04
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	06/28/28	1	793	53	0.02
									2,734	184	0.06
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁰⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	0.01
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽²⁰⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	0.01
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	283	0.09
									400	283	0.09
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	200	0.06
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	400	0.12
									600	600	0.18
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	927	0.29
									840	927	0.29
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	20,160	6.07
									20,000	20,160	6.07

Total Equity Investments									$46,486	$41,160	12.41%

Total Investments									$782,429	$760,228	228.75%

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

March 31, 2023

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on an index rate such as LIBOR or SOFR and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

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

Principles of Consolidation: Under the investment company rules and regulations pursuant to ASC Topic 946, WhiteHorse Finance is precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, WhiteHorse Finance generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. The Company does not consolidate its investment in STRS JV or any of its controlled affiliate investments. See further description in Note 4.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

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

March 31, 2023

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

March 31, 2023

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2023 and December 31, 2022.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2023 or December 31, 2022. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2019 remain subject to examination by the Internal Revenue Service.

As of March 31, 2023 and December 31, 2022, the cost of investments for federal income tax purposes was $777,554 and $784,812 resulting in net unrealized depreciation of $28,330 and $24,584, respectively. This is comprised of gross unrealized appreciation of $6,010 and $7,881 and gross unrealized depreciation of $34,340 and $32,465, on a tax basis, as of March 31, 2023 and December 31, 2022, respectively.

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

March 31, 2023

(in thousands, except share and per share data)

Reclassifications: Certain amounts in the consolidated financial statements have been reclassified. These reclassifications had no material impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Effective March 17, 2023, the Global Industry Classification Standards structure was updated with changes to certain industry naming conventions and the Company has adopted the new structure in the consolidated financial statements for all periods presented.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Realized gain (loss) on forward currency contracts	$(7)	$—
Unrealized appreciation (depreciation) on forward currency contracts	6	(4)
Total net realized and unrealized gains (losses) on forward currency contracts	$(1)	$(4)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of March 31, 2023 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	520	CAD	$388	USD	5/5/23	$3	$—
Morgan Stanley		£22	GBP	$27	USD	5/5/23	—	—
Total							$3	$—

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
Average USD notional outstanding	2023	2022
Forward currency contracts	$388	$229

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2023 and December 31, 2022.

	As of March 31, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$3	$—	$—	$—	$—	$—	$—	$3	$—
Morgan Stanley (GBP)	—	—	—	—	—	—	—	—	—
Total	$3	$—	$—	$—	$—	$—	$—	$3	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

	As of December 31, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Morgan Stanley (GBP)	—	3	—	—	—	—	—	—	3
Total	$—	$3	$—	$—	$—	$—	$—	$—	$3
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of March 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$622,939	$608,477	$631,091	$618,267
Second lien secured loans	24,706	19,773	24,685	20,634
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	80,000	80,000	80,000	80,000
Equity (excluding STRS JV)	27,132	20,493	26,486	21,000
Equity in STRS JV	20,000	20,313	20,000	20,160
Total	$774,944	$749,223	$782,429	$760,228

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2023		As of December 31, 2022
Advertising	$1,853	0.3%	$154	—%
Air Freight & Logistics	16,209	2.5	16,107	2.4
Alternative Carriers	12,118	1.9	12,068	1.8
Application Software	35,808	5.5	27,117	4.1
Asset Management & Custody Banks	10,217	1.6	10,144	1.5
Automotive Retail	14,133	2.2	14,363	2.2
Broadcasting	7,480	1.2	7,780	1.2
Broadline Retail	36,490	5.6	37,191	5.6
Building Products	24,505	3.8	24,362	3.7
Cable & Satellite	20,561	3.2	20,489	3.1
Commodity Chemicals	20,460	3.2	20,410	3.1
Construction Materials	7,667	1.2	7,459	1.1
Data Processing & Outsourced Services	22,487	3.5	22,817	3.5
Distributors	3,994	0.6	4,171	0.6
Diversified Chemicals	13,495	2.1	13,268	2.0
Diversified Financial Services	3,790	0.6	3,788	0.7
Diversified Support Services	9,501	1.5	11,035	1.7
Drug Retail	5,634	0.9	—	—
Education Services	12,793	2.0	12,869	1.9
Electric Utilities	15,716	2.4	10,411	1.7
Environmental & Facilities Services	12,155	1.9	18,459	2.8
Health Care Facilities	9,989	1.5	10,131	1.5
Health Care Services	23,613	3.6	23,333	3.5
Health Care Supplies	22,240	3.4	23,090	3.5
Heavy Electrical Equipment	14,339	2.2	14,520	2.2
Home Furnishings	25,340	3.9	24,780	3.8
Household Appliances	6,498	1.0	6,615	1.0
Household Products	11,115	1.7	11,153	1.7
Industrial Machinery & Supplies & Components	7,619	1.2	9,874	1.5
Interactive Media & Services	9,501	1.5	9,488	1.4
Investment Banking & Brokerage	17,777	2.7	18,240	2.8
IT Consulting & Other Services	5,616	0.9	15,408	2.3
Leisure Facilities	22,191	3.4	21,979	3.3
Leisure Products	13,773	2.1	13,366	2.0
Life Sciences Tools & Services	4,850	0.7	4,824	0.8
Office Services & Supplies	29,069	4.5	25,832	3.9
Packaged Foods & Meats	11,142	1.7	10,941	1.7
Paper & Plastic Packaging Products & Materials	327	0.1	283	0.1
Personal Care Products	11,162	1.7	13,482	2.0
Real Estate Development	10,014	1.4	8,103	1.2
Real Estate Operating Companies	6,004	0.9	5,909	0.9
Research & Consulting Services	21,774	3.4	21,896	3.3
Specialized Consumer Services	23,681	3.6	37,819	5.7
Specialized Finance(1)	—	—	—	—
Systems Software	17,468	2.7	17,847	2.7
Technology Hardware, Storage & Peripherals	16,742	2.5	16,693	2.5
Total(1)	$648,910	100.0%	$660,068	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

As of March 31, 2023, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey and Arcole Holding Corp and Trimlite Buyer, LLC, which are domiciled in Canada. As of March 31, 2023 and December 31, 2022, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.2 years and 3.4 years, respectively.

As of March 31, 2023 the total fair value of non-accrual loans was $2,661. As of December 31, 2022, there were no loans on non-accrual status.

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2022	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$—	$—	$(246)	$6,134
Playmonster Group LLC	Priority First Lien Secured Loan	21	176	726	—	—	—	902
Playmonster Group LLC	First Lien Secured Loan	(85)	2,977	—	—	—	(316)	2,661
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	First Lien Secured Term Loan	15	—	2,694	—	—	(293)	2,401
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	645	—	—	(645)	—
Total Non-controlled affiliates		$35	$9,533	$4,065	$—	$—	$(1,500)	$12,098
Controlled affiliates
American Crafts, LC	Priority First Lien Secured Term Loan	$80	$—	$4,581	$—	$—	$—	$4,581
American Crafts, LC	First Lien Secured Term Loan	285	—	7,173	—	—	(63)	7,110
American Crafts, LC	First Lien Secured Delayed Draw Loan	47	—	1,205	—	—	(11)	1,194
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	2,210	80,000	—	—	—	—	80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,606	20,160	—	—	—	153	20,313
Total Controlled affiliates		$4,228	$100,160	$12,959	$—	$—	$79	$113,198
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.
(2)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, an exchange of existing investments for new investments and the transfers of an existing portfolio company into this category from a different category.
(3)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, an exchange of existing investments for new investments and the transfers of an existing portfolio company into this category from a different category.

In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act.

In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment to Sklar Holdings, Inc, with a total cost basis of $3,339, converted into a new first lien secured term loan, preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2022:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value at			Net	Unrealized	Value at
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2021	Purchases	Sales	Gain (Loss)	(Depreciation)	2022
Non-controlled affiliates
Arcole Holding Corporation	Equity	$321	$6,874	$—	$—	$—	$(494)	$6,380
PlayMonster LLC	First Lien Secured Revolving Loan	13	—	1,088	(1,088)	—	—	—
Playmonster Group LLC	Priority First Lien Secured Loan	1	—	176	—	—	—	176
Playmonster Group LLC	First Lien Secured Loan	325	—	3,662	—	—	(685)	2,977
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	3,600	—	—	(3,600)	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	460	—	—	(460)	—
Total Non-controlled affiliates		$660	$6,874	$8,986	$(1,088)	$—	$(5,239)	$9,533
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$6,385	$60,000	$20,000	$—	$—	$—	$80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,977	15,607	5,000	—	—	(447)	20,160
Total Controlled affiliates		$13,362	$75,607	$25,000	$—	$—	$(447)	$100,160
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

For the year ended December 31, 2022, the Company recovered $1,725 on an equity investment to the RCS Creditor Trust Class B Units and was previously reported as a non-controlled affiliate realized gain in the consolidated statements of operations.

On January 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC, with a total cost basis of $7,045, converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. On June 2022, the PlayMonster LLC first lien secured revolving loan investment was fully realized. A portion of the PlayMonster LLC first lien secured revolving loan investment restructured into the existing Playmonster Group LLC first lien secured term loan, with a total cost basis of $437.

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into an LLC operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware LLC. STRS Ohio and the Company committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

the Company providing up to $75,000, respectively. In July 2019, STRS JV formally launched operations. STRS JV invests primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate such as LIBOR or SOFR and have a term of three to six years.

In February 2022, the Company increased its capital commitment to the STRS JV in the amount of an additional $25,000, which brought the Company’s total capital commitment to $100,000, comprised of $80,000 of subordinated notes and $20,000 of LLC equity interests. In connection with this increase in the Company’s capital commitment, the Company and STRS Ohio’s amended economic ownership in the STRS JV was approximately 66.67% and 33.33%, respectively.

In February 2023, the Company increased its commitment to the STRS JV in the amount of an additional $15,000, which brings the Company’s total capital commitment to the STRS JV to $115,000, comprised of $92,000 of subordinated notes and $23,000 of LLC equity interests, and STRS Ohio increased its capital commitment to the STRS JV in the amount of an additional $10,000, which brings its total capital commitment to the STRS JV to $60,000, comprised of $48,000 of subordinated notes and $12,000 of LLC equity interests. In connection with these increases in capital commitments, the Company’s and STRS Ohio’s amended economic ownership in the STRS JV is approximately 65.71% and 34.29%, respectively.

As of March 31, 2023 and December 31, 2022, STRS JV had total assets of $324,601 and $305,296, respectively. STRS JV’s portfolio consisted of debt investments in 30 portfolio companies as of March 31, 2023 and 28 portfolio companies as of December 31, 2022. As of March 31, 2023 and December 31, 2022, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,962 and $20,086, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $78,352 and $77,635 as of March 31, 2023 and December 31, 2022, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of March 31, 2023, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $20,000 and advances of the subordinated notes of $80,000 as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $3,000 and $12,000 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

non-call period from January 19, 2022 to January 19, 2023, extend the end of the reinvestment period from July 19, 2022 to July 19, 2023 and extend the scheduled termination date from July 19, 2024 to July 19, 2025.

On March 11, 2022, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) permanently increase STRS Credit’s availability under the STRS JV Credit Facility from $175,000 to $225,000, (ii) increase the minimum funding amount from $131,250 to $168,750, and (iii) apply an annual interest rate equal to the applicable SOFR plus 2.50% to borrowings greater than $175,000 in the STRS JV Credit Facility.

On January 13, 2023, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) permanently increase STRS Credit’s availability under the STRS JV Credit Facility from $225,000 to $262,500 (the “$37.5 Million Increase”) and (ii) apply an annual interest rate equal to applicable SOFR, plus 3.00% to any borrowings under the $37.5 Million Increase in the STRS JV Credit Facility. As a result of this amendment, any borrowings above $175,000 will incur an annual interest rate of SOFR plus 2.71% in the STRS JV Credit Facility.

As of March 31, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as LIBOR, SONIA or CDOR plus 2.35% for borrowings up to $175,000 and SOFR plus 2.71% for borrowings above $175,000. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of March 31, 2023, STRS JV had $168,752 of outstanding borrowings and an interest rate outstanding of 6.9% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of March 31, 2023:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.80%	02/18/22	12/15/26	9,170	$9,034	$9,011	29.15%
I&I Sales Group, LLC (d/b/a Avision Sales Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	10.80%	03/11/22	12/15/26	3,078	3,032	3,024	9.78
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.80%	02/18/22	12/15/26	—	—	(2)	(0.01)
									12,066	12,033	38.92
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	LIBOR	5.50%	10.66%	02/17/22	06/15/26	3,568	3,518	3,531	11.42
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	Prime	4.50%	12.50%	02/17/22	06/15/26	148	146	148	0.48
									3,664	3,679	11.90
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.84%	01/21/21	12/31/26	13,319	13,140	13,319	43.09
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.84%	01/21/21	12/31/26	—	—	21	0.07
									13,140	13,340	43.16
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.45%	07/19/19	07/01/25	18,981	18,815	18,981	61.40
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.45%	07/19/19	07/01/25	—	—	7	0.02
									18,815	18,988	61.42
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.80%	11/09/20	11/05/25	14,234	14,084	14,119	45.67
									14,084	14,119	45.67
Construction & Engineering
Pave America, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.59%	03/17/23	02/07/28	4,045	3,927	3,927	12.70
Pave America, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.59%	03/17/23	02/07/28	—	—	—	-
Pave America, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.75%	12.19%	03/17/23	02/07/28	126	122	122	0.39
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.79%	11.69%	12/31/19	03/18/25	10,889	10,753	10,825	35.02
									14,802	14,874	48.11
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(11)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	11.52%	01/22/20	12/19/24	19,953	15,327	14,499	46.90
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.52%	01/22/20	12/19/24	—	—	(9)	(0.03)
									15,327	14,490	46.87
Diversified Support Services
Quest Events, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.30% (11.80% Cash + 0.50% PIK)	07/19/19	06/30/25	11,782	11,714	11,341	36.69
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.30% (11.80% Cash + 0.50% PIK)	07/19/19	06/30/25	468	465	436	1.41
									12,179	11,777	38.10

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.66%	06/28/21	04/30/26	13,432	$13,263	$13,219	42.76%
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.66%	06/28/21	04/30/26	—	—	(3)	(0.01)
									13,263	13,216	42.75
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	11.15%	03/01/22	12/29/26	11,277	11,129	11,100	35.92
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.00%	11.14%	03/01/22	12/29/26	1,902	1,877	1,871	6.05
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	11.21%	03/01/22	12/29/26	209	206	203	0.66
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.55%	03/23/23	09/28/29	2,783	2,712	2,720	8.80
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CDOR	6.75%	11.77%	03/23/23	09/28/29	3,839	2,726	2,768	8.95
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.75%	10.93%	03/23/23	09/28/29	169	202	204	0.66
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.55%	03/23/23	09/28/29	53	51	52	0.17
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SOFR	6.75%	10.93%	03/23/23	09/28/29	90	108	108	0.35
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.55%	03/23/23	09/28/29	—	—	(33)	(0.11)
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.41%	01/22/20	12/26/24	7,451	7,392	7,451	24.10
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	Prime	4.50%	12.50%	01/22/20	12/26/24	317	315	319	1.03
									26,718	26,763	86.58
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.00%	05/04/22	04/28/28	6,625	6,854	6,993	22.62
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.04%	05/04/22	04/28/28	1,009	992	985	3.19
									7,846	7,978	25.81
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.38%	11.21%	02/18/22	02/01/27	10,311	10,138	10,061	32.55
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.10%	02/18/22	02/01/27	274	270	262	0.85
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.16%	03/25/22	03/08/27	6,890	6,808	6,818	22.06
									17,216	17,141	55.46
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.34%	05/19/20	05/15/25	2,972	2,948	2,972	9.61
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	11.34%	05/19/20	05/15/25	2,431	2,422	2,431	7.86
									5,370	5,403	17.47
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.37%	03/27/23	11/12/26	9,968	9,720	9,753	31.56
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	LIBOR	6.00%	10.02%	07/16/21	05/04/26	2,830	3,857	3,399	11.00
Cennox, Inc. (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	LIBOR	6.25%	11.21%	06/28/22	05/04/26	9,434	9,822	9,919	32.09
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.21%	07/16/21	05/04/26	864	1,178	1,039	3.36
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	11.41%	01/27/21	12/31/26	11,122	10,981	10,934	35.37
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	11.07%	01/27/21	12/31/26	2,999	2,959	2,948	9.54
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	11.07%	01/27/21	12/31/26	533	527	521	1.69
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.57%	08/10/21	09/02/26	6,072	5,989	5,963	19.29
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.57%	08/10/21	09/02/26	—	—	(3)	(0.01)
									45,033	44,473	143.89

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.16% (10.66% Cash + 1.50% PIK)	10/21/19	06/28/25	7,140	$7,086	$7,034	22.75%
									7,086	7,034	22.75
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.55%	10/07/22	09/29/28	8,223	8,072	8,092	26.18
Max Solutions, Inc.(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.55%	10/07/22	09/29/28	—	—	(19)	(0.06)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.55%	10/07/22	09/29/28	—	—	—	-
Max Solutions, Inc.(6)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	13.50%	10/07/22	09/29/28	424	417	419	1.36
									8,489	8,492	27.48
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.91%	10/21/19	08/13/25	5,748	5,673	5,748	18.59
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.75%	11.78%	10/21/19	08/13/25	443	440	446	1.44
									6,113	6,194	20.03
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.17%	12/16/21	11/01/27	12,256	13,620	13,028	42.16
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.62%	12/16/21	11/01/27	979	963	963	3.12
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.81%	10/01/22	11/01/27	889	875	875	2.83
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	11.14%	12/16/21	11/01/27	754	741	740	2.39
									16,199	15,606	50.50
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.03%	12/28/21	10/19/26	9,628	9,491	9,385	30.36
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.12%	11.31%	02/18/22	10/19/26	2,290	2,255	2,239	7.24
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.03%	02/18/22	10/19/26	—	—	(12)	(0.04)
									11,746	11,612	37.56
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.41%	03/01/22	01/21/27	8,408	8,279	7,751	25.07
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.36%	03/01/22	01/21/27	508	500	454	1.47
									8,779	8,205	26.54
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	5.75%	10.91%	07/15/21	06/23/27	8,843	8,764	8,715	28.19
									8,764	8,715	28.19
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.41%	08/10/21	07/30/27	15,067	14,849	14,862	48.08
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.41%	08/10/21	07/30/27	—	—	4	0.01
									14,849	14,866	48.09
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.35%	06/22/21	02/24/26	10,007	9,880	9,909	32.06
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.35%	06/22/21	02/24/26	—	—	2	0.01
									9,880	9,911	32.07

Total Investments									$311,428	$308,909	999.32%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	236	CAD	$176	USD	5/5/23	$1	$—
Morgan Stanley		€1,004	EUR	$1,098	USD	5/5/23	8	—
Morgan Stanley		£1,074	GBP	$1,319	USD	5/5/23	—	(7)
Total							$9	$(7)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, SOFR, CDOR, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 999% of STRS JV’s members’ equity or 95% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to different base rates, LIBOR, SOFR or CDOR and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)	The issuer is domiciled in the United Kingdom.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

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
Broadline Retail
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	11.15%	03/01/22	12/29/26	11,306	$11,147	$11,079	36.64%
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.00%	11.14%	03/01/22	12/29/26	1,909	1,882	1,868	6.18
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.54%	03/01/22	12/29/26	298	294	287	0.95
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	5.59%	9.97%	01/22/20	12/26/24	7,470	7,402	7,470	24.70
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	5.59%	9.97%	01/22/20	12/26/24	—	—	4	0.01
									20,725	20,708	68.48
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.00%	05/04/22	04/28/28	6,642	6,865	6,899	22.81
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.04%	05/04/22	04/28/28	1,012	994	986	3.26
									7,859	7,885	26.08
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.25%	10.49%	02/18/22	02/01/27	8,188	8,054	7,939	26.25
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.67%	02/18/22	02/01/27	274	270	259	0.86
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.09%	03/25/22	03/08/27	6,907	6,821	6,801	22.49
									15,145	14,999	49.60
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.88%	05/19/20	05/15/25	3,077	3,049	3,077	10.18
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	10.88%	05/19/20	05/15/25	2,468	2,458	2,468	8.16
									5,507	5,545	18.34
IT Consulting & Other Services
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	LIBOR	6.00%	10.02%	07/16/21	05/04/26	2,837	3,863	3,343	11.06
Cennox Holdings Limited (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	LIBOR	6.25%	10.99%	06/28/22	05/04/26	9,458	9,834	9,926	32.83
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.99%	07/16/21	05/04/26	—	—	(161)	(0.53)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	01/27/21	12/31/26	11,150	11,000	10,929	36.14
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.65%	01/27/21	12/31/26	3,007	2,963	2,947	9.75
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.60%	01/27/21	12/31/26	533	526	517	1.71
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.00%	9.19%	08/10/21	09/02/26	6,087	5,998	5,964	19.72
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	9.19%	08/10/21	09/02/26	—	—	(4)	(0.01)
									34,184	33,461	110.66
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67% (10.17% Cash + 1.50% PIK)	10/21/19	06/28/25	7,162	7,101	7,011	23.19
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	13.40% (11.40% Cash + 2.00% PIK)	12/29/20	12/16/25	3,893	3,849	3,738	12.36
Stella & Chewy's LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.75%	13.17% (11.17% Cash + 2.00% PIK)	03/26/21	12/16/25	1,375	1,362	1,320	4.37
									12,312	12,069	39.91

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	8,244	$8,085	$8,085	26.74%
Max Solutions, Inc.(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	(26)	(0.09)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
Max Solutions, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
									8,085	8,059	26.65
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	10/21/19	08/13/25	3,679	3,631	3,679	12.18
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.24%	10/21/19	08/13/25	266	264	270	0.89
									3,895	3,949	13.06
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.17%	12/16/21	11/01/27	12,287	13,643	12,876	42.57
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.62%	12/16/21	11/01/27	981	966	963	3.18
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.81%	10/01/22	11/01/27	892	878	876	2.90
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.81%	12/16/21	11/01/27	—	—	(3)	(0.01)
									15,487	14,712	48.65
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.48%	12/28/21	10/19/26	9,653	9,505	9,412	31.13
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.10%	10.92%	02/18/22	10/19/26	1,768	1,741	1,720	5.69
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.48%	02/18/22	10/19/26	—	—	(11)	(0.04)
									11,246	11,121	36.78
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	8,924	8,778	8,301	27.45
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	290	285	247	0.82
									9,063	8,548	28.27
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	5.50%	10.23%	07/15/21	06/23/27	8,865	8,782	8,686	28.72
									8,782	8,686	28.72
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	15,105	14,874	14,882	49.21
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	—	—	2	0.01
									14,874	14,884	49.22
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	10,033	9,895	9,882	32.68
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	—	—	(1)	(0.00)
									9,895	9,881	32.68

Total Investments									$287,940	$284,259	940.04%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	256	CAD	$189	USD	1/27/23	$—	$—
Morgan Stanley		€1111	EUR	$1,128	USD	1/27/23	—	(64)
Morgan Stanley		£229	GBP	$266	USD	1/27/23	—	(11)
Total							$—	$(75)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, SOFR, CDOR, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 940% of STRS JV’s members’ equity or 93% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

As of March 31, 2023 and December 31, 2022, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of March 31, 2023 and December 31, 2022, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $27,671, and $24,549 under delayed draw term loan commitments and undrawn revolvers as of March 31, 2023 and December 31, 2022, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 and 2022:

Selected Balance Sheet Information ($ in thousands)	As of March 31, 2023	As of December 31, 2022
Assets
Investments, at fair value (amortized cost of $311,428 and $287,940, respectively)	$308,909	$284,259
Cash and cash equivalents	13,547	18,960
Interest receivable	1,797	1,404
Unrealized appreciation on foreign currency forward contracts	2	—
Other assets	346	673
Total assets	$324,601	$305,296
Liabilities
Credit facility (net of unamortized debt issuance costs of $1,703 and $1,643, respectively)	$167,049	$150,634
Note payable to members	121,739	120,000
Interest payable on credit facility	864	796
Interest payable on notes to members	3,328	3,069
Unrealized depreciation on foreign currency forward contracts	—	75
Other liabilities	709	483
Total liabilities	293,689	275,057
Members’ equity	30,912	30,239
Total liabilities and members’ equity	$324,601	$305,296

	Three Months Ended

Selected Statement of Operations Information ($ in thousands)	March 31, 2023	March 31, 2022
Interest and fee income	$8,694	$5,911
Total investment income	$8,694	$5,911
Interest expense on credit facility	2,996	1,241
Interest expense on notes to members	3,328	1,792
Administrative fee	154	148
Other expenses	199	234
Total expenses	$6,677	$3,415
Net investment income	2,017	2,496
Net realized gains (losses) on investments and foreign currency transactions	60	77
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	571	(48)
Net increase in members’ equity resulting from operations	$2,648	$2,525

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2023 and year ended December 31, 2022, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$608,477	$608,477
Second lien secured loans	—	—	19,773	19,773
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	80,000	80,000
Equity (excluding STRS JV)	—	—	20,493	20,493
Equity in STRS JV(1)	—	—	—	20,313
Total investments	$—	$—	$728,910	$749,223
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at $3 as of March 31, 2023, are characterized in Level 2 of the hierarchy.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended March 31, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	37,338	—	—	—	1	37,339
Non-cash interest income	1,981	—	—	—	—	1,981
Accretion of discount	1,080	21	—	—	—	1,101
Proceeds from paydowns and sales	(47,812)	—	—	—	—	(47,812)
Conversions	(645)	—	—	—	645	—
Realized gains (losses)	(95)	—	—	—	—	(95)
Net unrealized (depreciation) appreciation	(1,637)	(882)	—	—	(1,153)	(3,672)
Fair value, end of period	$608,477	$19,773	$167	$80,000	$20,493	$728,910
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2023	$(1,443)	$(882)	$—	$—	$(1,153)	$(3,478)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended March 31, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	102,923	—	—	20,000	667	123,590
Non-cash interest income	532	—	—	—	—	532
Accretion of discount	1,324	21	—	—	—	1,345
Proceeds from paydowns and sales	(145,881)	—	—	—	(110)	(145,991)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(17,184)	(1,024)	—	—	24	(18,184)
Net unrealized (depreciation) appreciation	13,884	1,133	—	—	(315)	14,702
Fair value, end of period	$648,770	$23,780	$167	$80,000	$26,878	$779,595
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2022	$757	$107	$—	$—	$(315)	$549

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

March 31, 2023

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	March 31, 2023	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$574,270	Discounted cash flow analysis	Discount rate	10.5% - 26.5% (13.4%)
	27,660	Recent transaction	Transaction price	97.0 - 100.0 (97.6)
	6,547	Enterprise value analysis	EBITDA multiple	7.8 - 7.8 (7.8)
Second lien secured loans	19,773	Discounted cash flow analysis	Discount rate	12.7% - 27.9% (20.4%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	3.7% - 3.7% (3.7%)
Subordinated Notes to STRS JV	80,000	Enterprise value analysis	n/a	n/a
Common equity	7,294	Discounted cash flow analysis	Discount rate	16.5% - 24.4% (22.3%)
	6,134	Expected repayment	Transaction price	131,678 - 131,678 (131,678) per share
	4,861	Enterprise value analysis	EBITDA multiple	5.0 - 10.9 (8.1)
Preferred equity	776	Discounted cash flow analysis	Discount rate	21.0% - 21.5% (21.0%)
	477	Enterprise value analysis	EBITDA multiple	8.0 - 10.7 (9.4)
	951	Enterprise value analysis	Revenue multiple	0.7 - 0.7 (0.7)
Total Level 3 Investments	$728,910
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2022	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$536,259	Discounted cash flow analysis	Discount rate	10.0% - 30.0% (13.8%)
	67,878	Recent transaction	Transaction price	83.1 - 100.0 (95.0)
	14,130	Expected repayment	Transaction price	100.0 - 101.0 (100.5)
Second lien secured loans	20,634	Discounted cash flow analysis	Discount rate	13.2% - 25.0% (18.9%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	4.0% - 4.0% (4.0%)
Subordinated Notes to STRS JV	80,000	Enterprise value analysis	n/a	n/a
Common equity	9,990	Discounted cash flow analysis	Discount rate	15.6% - 25.9% (22.4%)
	4,735	Enterprise value analysis	EBITDA multiple	5.0 - 11.8 (8.3)
	400	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	714	Discounted cash flow analysis	Discount rate	20.0% - 22.5% (20.0%)
	194	Enterprise value analysis	EBITDA multiple	8.0 - 9.5 (8.6)
	926	Enterprise value analysis	Revenue multiple	0.5 - 0.5 (0.5)
	200	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Warrant	3,841	Discounted cash flow analysis	Discount rate	25.9% - 27.2% (27.2%)
Total Level 3 Investments	$740,068
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

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

The following table presents the principal amount and fair value of the Company’s borrowings as of March 31, 2023 and December 31, 2022. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of March 31, 2023, the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date.

		As of March 31, 2023		As of December 31, 2022
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$237,990	$235,847	$255,145	$252,799
6.000% 2023 Notes	3	30,000	29,787	30,000	30,382
5.375% 2025 Notes	3	40,000	37,643	40,000	37,474
5.375% 2026 Notes	3	10,000	9,272	10,000	9,149
4.000% 2026 Notes	3	75,000	69,060	75,000	67,912
5.625% 2027 Notes	3	10,000	9,198	10,000	9,063
4.250% 2028 Notes	3	25,000	22,428	25,000	21,981
		$427,990	$413,235	$445,145	$428,760

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

150%, effective August 2, 2018. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage for borrowed amounts was 177.1% and 174.7%, respectively.

Total borrowings outstanding and available as of March 31, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)(2)	11/22/2025	L+2.35%	$237,990	$235,847	$97,010
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,937	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,662	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,892	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,736	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,883	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,706	—
Total debt			$427,990	$423,663	$97,010
(1)	The JPM Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and for borrowings above $285,000, a rate of SOFR plus 2.50% is applied.
(2)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)(2)	11/22/2025	L+2.35%	$255,145	$252,799	$79,855
6.000% 2023 Notes	8/7/2023	6.00%	30,000	29,893	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,629	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,885	—
4.000% 2026 Notes	12/15/2026	4.00%	75,000	73,652	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,876	—
4.250% 2028 Notes	12/6/2028	4.25%	25,000	24,693	—
Total debt			$445,145	$440,427	$79,855
(1)	The JPM Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and for borrowings above $285,000, a rate of SOFR plus 2.50% is applied.
(2)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

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

The Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and SOFR plus 2.50% on borrowings above $285,000. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $618,266 as of March 31, 2023. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2023, the Company had $237,990 in outstanding borrowings and $97,010 undrawn under the Credit Facility. Weighted average outstanding borrowings were $265,890 at a weighted average interest rate of 7.18% for the three months ended March 31, 2023. As of March 31, 2023, the interest rate in effect on outstanding borrowings was 7.34%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of March 31, 2023, $97,010 was available to be drawn by the Company based on these requirements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

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

March 31, 2023

(in thousands, except share and per share data)

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

The following table details our management fee expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
Management Fee ($ in thousands)	2023	2022
Base management fee	$3,711	$3,952
Total management fees	$3,711	$3,952

As of March 31, 2023 and December 31, 2022, management fees payable on the consolidated statements of assets and liabilities were $3,711 and $3,860, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
Performance-based Incentive Fee ($ in thousands)	2023	2022
Income incentive fee	$2,676	$1,993
Capital gains incentive fee	—	(566)
Total performance-based incentive fees	$2,676	$1,427

As of March 31, 2023 and December 31, 2022, incentive fees payable on the consolidated statements of assets and liabilities were $7,603 and $5,618, respectively. As of both March 31, 2023 and December 31, 2022, they were zero

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three months ended March 31, 2023, the Company incurred $171 of allocated administrative service fees. During the three months ended March 31, 2022, the Company incurred $171 of allocated administrative service fees.

Co-investments with Related Parties: As of March 31, 2023 and December 31, 2022, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of March 31, 2023 and December 31, 2022, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,554,346 and $4,415,678, respectively.

STRS JV: For the three months ended March 31, 2023, the Company sold $25,918 of investments to STRS JV and recognized $96 of net realized losses. For the three months ended March 31, 2022, the Company sold $82,661 of investments to STRS JV and recognized $3 of net realized losses.

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

The balance of unfunded commitments to extend credit was $46,325 and $56,190 as of March 31, 2023 and December 31, 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of March 31, 2023 and December 31, 2022:

Unfunded Commitments(1) ($ in thousands)	As of March 31, 2023	As of December 31, 2022
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$113	$113
Bridgepoint Healthcare, LLC	1,588	1,588
Claridge Products and Equipment, LLC	70	204
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	647	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Industrial Specialty Services USA LLC	—	508
Inspired Beauty Brands, Inc.	442	265
Leviathan Intermediate Holdco, LLC	494	494
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	194	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	867	1,024
MSI Information Services, Inc.	750	1,050
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	34	—
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	901	899
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	296
PG Dental New Jersey Parent, LLC	352	352
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	2,507	2,299
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	474	603
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	1,852	2,646
Telestream Holdings Corporation	397	397
Total unfunded revolving loan commitments	14,186	15,593

Delayed Draw Loan Commitments:
I&I Sales Group, LLC (d/b/a Avision Sales Group)	240	—
Bridgepoint Healthcare, LLC	794	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	4,063	4,063
EducationDynamics, LLC	1,709	1,709
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	2,167
JZ Capital Partners Ltd.	5,714	5,714
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	2,090	2,090
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	1,959	2,097
Solar Holdings Bidco Limited(1)(2)	—	4,008
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	6,237	8,217
Telestream Holdings Corporation	—	346
True Blue Car Wash, LLC	—	59
US Methanol Midco LLC (d/b/a US Methanol LLC)	9,333	9,333
Total unfunded delayed draw loan commitments	32,139	40,597
Total Unfunded Commitments	$46,325	$56,190

(1) Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

(2) Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be US dollars, Canadian dollars or British pounds.

As of March 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $3,000 and $12,000 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

$20,000 and $80,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

Legal Proceedings: In the normal course of business, the Company, WhiteHorse Advisers and WhiteHorse Administrator may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Company does not believe any such disposition will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 9 - STOCKHOLDERS’ EQUITY

On March 31, 2023, the Company launched an “at-the-market” offering (the “ATM Program”) by entering into an Equity Distribution Agreement with B. Riley Securities, Inc. pursuant to which the Company may offer and sell, from time to time, through B. Riley Securities, Inc., as the sales agent, shares of its common stock having an aggregate offering amount of up to $35,000.

On March 15, 2021, the Company previously launched an ATM Program by entering into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company would offer and sell, from time to time, through Raymond James & Associates, Inc., as the sales agent, shares of its common stock having an aggregate offering amount of up to $35,000. Through the Equity Distribution Agreeement with Raymond James & Associates, Inc., the Company sold 276,300 shares of its common stock at a weighted-average price of $15.77 per share, which amounted to $4,359 in gross proceeds. The Company received net proceeds of $4,272 after deducting commissions to the sales agent, but before offering expenses. As of March 31, 2023, the Company’s Equity Distribution Agreement with Raymond James & Associates, Inc. is no longer effective.

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
($ in thousands except share and per share amounts)	2023	2022
Shares Issued from ATM Program	—	16,678
Shares Issued from DRIP	—	32,068
Total Shares Issued	—	48,746
Proceeds, before offering expenses	$—	$745
Average Price Per Share(1)	$—	$15.28

(1)	No shares were issued during the three months ended March 31, 2023. The average price per share for the three months ended March 31, 2022 inclusive of offering expenses, was $14.26 per share.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2023

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2023	2022
Per share data:(1)
Net asset value, beginning of period	$14.30	$15.10
Net investment income	0.46	0.37
Net realized and unrealized gains(losses) on investments and foreign currency transactions	(0.14)	(0.12)
Net increase in net assets resulting from operations	0.32	0.25
Distributions declared from net investment income	(0.42)	(0.36)
Net asset value, end of period	$14.20	$14.99
Total annualized return based on market value(2)	(16.47)%	(2.71)%
Total annualized return based on net asset value	9.08%	6.62%
Net assets, end of period	$330,015	$347,919
Per share market value at end of period	$12.52	$15.08
Shares outstanding end of period	23,243,088	23,211,413
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	15.47%	11.68%
Ratio of incentive fees to average net assets	3.23%	1.66%
Ratio of total expenses to average net assets(4)	18.70%	13.34%
Ratio of net investment income to average net assets(4)	12.95%	9.91%
Portfolio turnover ratio	4.95%	12.79%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,
($ in thousands except share and per share amounts)	2023	2022
Net increase in net assets resulting from operations	$7,506	$5,707
Weighted average shares outstanding	23,243,088	23,190,656
Basic and diluted per share net increase in net assets resulting from operations	$0.32	$0.25

NOTE 12 - SUBSEQUENT EVENTS

The Company’s management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and, other than the items discussed below, has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On April 12, 2023, the terms of the Credit Facility were further amended to, among other things, apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings thereunder effective June 6, 2023.

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

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. On March 2021, the FCA and the IBA announced that (i) 1-week and 2-

month U.S. dollar LIBOR and non-U.S. LIBOR will cease at the end of 2021 and (ii) the remaining U.S. dollar LIBOR tenors will cease after June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. In light of feedback received, the FCA has proposed that the 1-, 3- and 6-month U.S. dollar LIBOR tenors continue to be published on a synthetic basis through September 2024. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of March 31, 2023, SOFR is utilized as the floating benchmark rate on approximately 50% of our debt investments to portfolio companies. As of March 31, 2023, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings above $285.0 million. We expect any new credit facilities that we enter into subsequent to March 31, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yen. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether any of these alternative reference rates will attain market traction as a LIBOR replacement tool or the effect of any such changes as the establishment of alternative reference rates or other reforms to LIBOR may be enacted in the United States, United Kingdom or elsewhere. As such, the potential effect on how markets will respond to the transition to SOFR, or other reference rates, is uncertain.

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

Recent Developments

For the period January 1, 2023 through May 9, 2023, we contributed two additional assets of senior secured debt facilities to the STRS JV.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2023 and March 31, 2022

Set forth below are the consolidated results of operations for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,		Three Months
($ in thousands)	2023	2022	Variance
Total investment income	$26,164	$20,034	$6,130
Total expenses	15,460	11,495	3,965
Net investment income	10,704	8,539	2,165
Net realized gains/(losses) on investments and foreign currency transactions	685	(18,465)	19,150
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(3,883)	15,633	(19,516)
Net increase in net assets resulting from operations	$7,506	$5,707	$1,799

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

Consolidated operating results for the three months ended March 31, 2023 and 2022 are as follows:

Net Investment Income

Net investment income for the three months ended March 31, 2023 totaled $10.7 million. Net investment income for the three months ended March 31, 2022 totaled $8.5 million. Net investment income increased by $2.2 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

Investment income increased by $6.1 million for the three months ended March 31, 2023 from the three months ended March 31, 2022 primarily attributable to higher interest income earned from investments in portfolio companies due to an increase in base rates. Investment income generated from our STRS JV subordinated notes and equity investments increased by $1.2 million for the three months ended March 31, 2023 of $3.8 million compared to the three months ended March 31, 2022 of $2.6 million as a result of an increase in base rates. Investment income included higher non-recurring fee income of $0.6 million for the three months ended March 31, 2023 from the three months ended March 31, 2022. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Operating Expenses

The following table summarizes our expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		Three Months
($ in thousands)	2023	2022	Variance
Interest expense	$7,525	$4,774	$2,751
Base management fees	3,711	3,952	(241)
Performance-based incentive fees	2,676	1,427	1,249
Administrative service fees	171	171	—
General and administrative expenses	1,127	947	180
Total expenses, before excise tax	15,210	11,271	3,939
Excise tax	250	224	26
Total expenses, including excise tax	$15,460	$11,495	$3,965

Interest expense increased $2.8 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, primarily due to higher weighted average interest rates. For the three months ended March 31, 2023, the weighted average outstanding borrowings were $455.9 million at a weighted average interest rate of 6.19%. For the three months ended March 31, 2022, the weighted average outstanding borrowings were $501.4 million at a weighted average interest rate of 3.48%.

Base management fees decreased by $0.2 million for the three months ended March 31, 2023 from the three months ended March 31, 2022 due to lower gross assets.

Performance-based incentive fees increased by $1.2 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, mainly attributable to a higher pre-incentive fee net investment income in the current period and the reversal of capital gains incentive fee accrual of $0.6 million for the three months ended March 31, 2022.

General and administrative expenses increased by $0.2 million for the three months ended March 31, 2023 from the three months ended March 31, 2022, primarily due to higher professional fees.

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

Excise tax was $0.3 million for the three months ended March 31, 2023. Excise tax was $0.2 million for the three months ended March 31, 2022. As of March 31, 2023 and December 31, 2022, we accrued a net federal excise tax expense of $0.3 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the three months ended March 31, 2023 and 2022:

	Three months ended
($ in millions)	March 31, 2023	March 31, 2022
AG Kings Holdings Inc.(1)	$0.4	$—
ATSG, Inc.	(0.1)	—
Grupo HIMA San Pablo, Inc.	—	(18.3)
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	0.1
Other(2)	—	—
Total net realized gains/(losses) on investments	$0.3	$(18.2)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three months ended March 31, 2023 and 2022:

	Three months ended
($ in millions)	March 31, 2023	March 31, 2022
Gross unrealized appreciation on investments(1)	$2.0	$6.2
Gross unrealized depreciation on investments	(5.2)	(1.6)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.3)	11.1
Total unrealized appreciation (depreciation) on investments	$(3.5)	$15.7

(1)	The three months ended March 31, 2022 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.8 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2023 and December 31, 2022, we had commitments to fund approximately $46.3 million and $56.2 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $21.8 million during the three months ended March 31, 2023, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $25.8 million during the three months ended March 31, 2023, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of March 31, 2023, we had cash and cash equivalent resources of $22.2 million, including $10.5 million of restricted cash. As of March 31, 2023, we had approximately $97.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2022, we had cash and cash equivalent resources of $26.3 million, including $16.8 million of restricted cash. As of December 31, 2022, we had approximately $79.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on LIBOR, SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of March 31, 2023, STRS JV had total assets of $324.6 million. As of December 31, 2022, STRS JV had total assets of $305.3 million.

We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. In February 2023, we increased our capital commitment to the STRS JV in the amount of an additional $15.0 million, which brings our total capital commitment to the STRS JV to $115.0 million, comprised of $92.0 million of subordinated notes and $23.0 million of LLC equity interests. We previously increased increased our capital commitment in February 2022 to the STRS JV in the amount of an additional $25.0 million, bringing our then total capital commitment to the STRS JV to $100.0 million, comprised of $80.0 million of subordinated notes and $20.0 million of LLC equity interests.

As of March 31, 2023, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively of the LLC equity interests of STRS JV. As of March 31, 2023, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $3.0 million and $12.0 million were fully unfunded, respectively.

As of December 31, 2022, we and STRS Ohio owned 66.67% and 33.33%, respectively of the LLC equity interests of STRS JV. As of December 31, 2022, we had commitments to fund equity interests and subordinated notes in STRS JV of $20.0 million and $80.0 million, respectively, both of which were fully funded.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2023 and December 31, 2022:

($ in thousands)	As of March 31, 2023	As of December 31, 2022
Total investments(1)	$308,909	$284,259
Weighted average effective yield on total portfolio(2)	11.8%	11.3%
Number of portfolio companies in STRS JV	30	28
Largest portfolio company investment(1)	18,988	19,113
Total of five largest portfolio company investments(1)	78,352	77,635
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of March 31, 2023		As of December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$311,428	$308,909	$287,940	$284,259
Total	$311,428	$308,909	$287,940	$284,259

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2023		As of December 31, 2022
Advertising	$12,033	3.9%	$11,703	4.1%
Air Freight & Logistics	3,679	1.2	3,545	1.2
Application Software	13,340	4.3	13,375	4.7
Broadline Retail	18,988	6.1	19,113	6.7
Building Products	14,119	4.6	14,132	5.0
Construction & Engineering	14,874	4.8	8,432	3.0
Data Processing & Outsourced Services	14,490	4.7	14,536	5.1
Diversified Support Services	11,777	3.8	11,729	4.1
Electronic Equipment & Instruments	13,216	4.3	13,187	4.6
Environmental & Facilities Services	26,763	8.7	20,708	7.3
Household Appliances	7,978	2.6	7,885	2.8
Industrial Machinery & Supplies & Components	17,141	5.5	14,999	5.3
Investment Banking & Brokerage	5,403	1.7	5,545	2.0
IT Consulting & Other Services	44,473	14.4	33,461	11.8
Packaged Foods & Meats	7,034	2.3	12,069	4.2
Paper & Plastic Packaging Products & Materials	8,492	2.7	8,059	2.8
Personal Care Products	6,194	2.0	3,949	1.4
Pharmaceuticals	15,606	5.1	14,712	5.2
Real Estate Operating Companies	11,612	3.8	11,121	3.9
Real Estate Services	8,205	2.7	8,548	3.0
Research & Consulting Services	8,715	2.8	8,686	3.1
Technology Hardware, Storage & Peripherals	14,866	4.8	14,884	5.2
Trading Companies & Distributors	9,911	3.2	9,881	3.5
Total	$308,909	100.0%	$284,259	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2023 and December 31, 2022 and selected statement of operations information for the three months ended March 31, 2023 and 2022.

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

At-the-Market Offering

On March 31, 2023, we entered into an equity distribution agreement, or the Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and B. Riley Securities, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us (the “ATM Offering”). Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes.

On March 15, 2021, we previously entered into an equity distribution agreement, or the 2021 Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or Raymond James, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million. The 2021 Equity Distribution Agreement provided that we may offer and sell shares of our common stock from time to time through the Raymond James in amounts and at times to be determined by us (the “2021 ATM Offering”). Actual sales depended on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We used all or substantially all of the net proceeds from the 2021 ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. In March 2023, the 2021 Equity Distribution Agreement with Raymond James was no longer effective. Gross proceeds of $4.4 million were raised from the 2021 ATM Offering with Raymond James.

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

As of March 31, 2023, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of March 31, 2023, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of March 31, 2023, advances under the Credit Facility are based on the three-month LIBOR for USD denominated borrowings plus an annual spread of 2.35% on outstanding USD denominated borrowings up to $285.0 million and SOFR plus 2.50% on USD denominated borrowings above $285.0 million. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, Sterling Overnight Index Average, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

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

As of March 31, 2023, there was $238.0 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $97.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $618.3 million as of March 31, 2023.

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

Portfolio Investments and Yield

As of March 31, 2023, our investment portfolio consisted primarily of senior secured loans across 116 positions in 70 companies with an aggregate fair value of $749.2 million. As of March 31, 2023, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR or SOFR) with three fixed-rate loan investments representing 0.4% based on fair value. As of March 31, 2023, our portfolio had an average investment size of $5.7 million based on fair value and average debt investment size of $7.2 million, with investment sizes ranging from zero to $22.5 million and a weighted average effective yield of 12.6% (and a weighted average effective yield on income-producing debt investments of 13.2%).

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

For the three months ended March 31, 2023, we invested $37.3 million in new and existing portfolio companies, offset by repayments and sales of $48.2 million. Proceeds from sales totaled $26.3 million while repayments included $3.8 million of scheduled repayments and $18.1 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of March 31, 2023		As of December 31, 2022
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$91.9	12.3%	$65.2	8.6%
2	456.0	60.9	503.5	66.2
3	187.5	25.0	168.6	22.2
4	13.8	1.8	22.9	3.0
5	—	—	—	—
Total Portfolio	$749.2	100.0%	$760.2	100.0%

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

During the three months ended March 31, 2023 we declared to stockholders distributions of $0.425 for total distributions of $9.9 million. During the three months ended March 31, 2022, we declared to stockholders distributions of $0.355 for total distributions of $8.2 million.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2023, we estimate that distributions to stockholders included $9.9 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2022 and current earnings for the three months ended March 31, 2023. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(22,274)	$(7,140)	$(15,134)
(200)	(14,852)	(4,760)	(10,092)
(100)	(7,426)	(2,380)	(5,046)
100	7,426	2,380	5,046
200	14,852	4,760	10,092
300	22,278	7,140	15,138
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of March 31, 2023, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates.  During the three months ended March 31, 2023 and 2022, we recognized unrealized gains and losses of $6,000 and $4,000 respectively, in the statement of operations relating to forward currency exchange contracts held during the year. During the three months ended March 31, 2023 and 2022, we recognized realized losses of $7,000 and zero respectively, in the statement of operations relating to forward currency exchange contracts held during the year. See Note 3 to our consolidated financial statements.

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

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships, and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations. We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital is impaired, we may not be able to sell investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of March 31, 2023, our total outstanding indebtedness was $428.0 million and our asset coverage was 177.1%.

The amount of leverage that we employ will depend on WhiteHorse Advisers’ and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to maintain our borrowings under our existing indebtedness or to obtain other credit at all or on terms acceptable to us. For information regarding a reduction in the asset coverage ratio applicable to us, see Item 1A. Risk Factors - “– The SBCAA allows us to incur additional leverage, which may increase the risk of investing with us” in our most recent Annual Report on Form 10-K.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of March 31, 2023, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2023 and (2) 150%, each at various annual returns, net of expenses and as of March 31, 2023. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(31.3)%	(20.0)%	(8.6)%	2.7%	14.1%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.9)%	(28.1)%	(13.2)%	1.7%	16.5%
(1)	Assumes $781.0 million in total assets, $428.0 million in debt outstanding and $330.0 million in net assets as of March 31, 2023, and an average cost of funds of 6.2%, which is our weighted average borrowing cost as of March 31, 2023.
(2)	Assumes $1,013.1 million in total assets, $660.0 million in debt outstanding and $330.0 million in net assets as of March 31, 2023, and an average cost of funds of 6.6%, which would be our weighted average borrowing cost assuming 150% asset coverage as of March 31, 2023.

Based on our outstanding indebtedness of $428.0 million as of March 31, 2023 and an average cost of funds of 7.3%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.5% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $660.0 million on an assumed 150% asset coverage ratio and an average cost of funds of 7.3%, 6.000%, 5.375%, 5.375%, 4.000%, 5.625% and 4.250%, which were the effective annualized interest rates of the Credit Facility, 6.000% 2023 Notes, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 4.4% to cover annual interest payments on our outstanding indebtedness.

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

WhiteHorse Finance, Inc.

Dated: May 9, 2023	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2023	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)