Form 10-Q
period 2023-06-30
WhiteHorse Finance, Inc.
filed 2023-08-08
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$607,111	$650,535
Non-controlled affiliate company investments	6,262	9,533
Controlled affiliate company investments	114,979	100,160
Total investments, at fair value (amortized cost $760,023 and $782,429, respectively)	728,352	760,228
Cash and cash equivalents	10,412	9,508
Restricted cash and cash equivalents	10,624	14,683
Restricted foreign currency (cost of $2,027 and $2,066, respectively)	2,049	2,073
Interest and dividend receivable	7,220	7,814
Amounts receivable on unsettled investment transactions	11,770	283
Escrow receivable	711	711
Prepaid expenses and other receivables	1,039	1,174
Total assets	$772,177	$796,474

Liabilities
Debt (net of unamortized debt issuance costs of $3,938 and $4,718, respectively)	$424,711	$440,427
Distributions payable	8,600	8,251
Management fees payable	3,705	3,860
Incentive fees payable	5,115	5,618
Interest payable	2,750	2,774
Accounts payable and accrued expenses	1,467	2,329
Advances received from unfunded credit facilities	524	825
Unrealized depreciation on foreign currency forward contracts	9	3
Total liabilities	446,881	464,087

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	339,240	339,240
Accumulated earnings (losses)	(13,967)	(6,876)
Total net assets	325,296	332,387
Total liabilities and total net assets	$772,177	$796,474
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$14.00	$14.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Investment income
From non-controlled/non-affiliate company investments
Interest income	$19,307	$15,672	$38,928	$31,881
Payment-in-kind income	1,073	356	2,305	888
Fee income	920	679	1,953	1,141
Dividend income	17	79	32	168
From non-controlled affiliate company investments
Interest income	—	3	—	13
Payment-in-kind income	115	70	66	120
Dividend income	—	109	84	240
From controlled affiliate company investments
Interest income	2,328	1,459	4,538	2,586
Payment-in-kind income	496	—	908	—
Dividend income	1,339	1,573	2,945	2,997
Total investment income	25,595	20,000	51,759	40,034
Expenses
Interest expense	7,334	4,945	14,859	9,719
Base management fees	3,705	3,908	7,416	7,859
Performance-based incentive fees	2,648	1,837	5,324	3,264
Administrative service fees	170	170	341	341
General and administrative expenses	896	1,088	2,023	2,036
Total expenses	14,753	11,948	29,963	23,219
Net investment income before excise tax	10,842	8,052	21,796	16,815
Excise tax	250	175	500	399
Net investment income after excise tax	10,592	7,877	21,296	16,416

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	5	686	336	(17,498)
Non-controlled affiliate company investments	(339)	1,725	(339)	1,725
Foreign currency transactions	41	(61)	402	(342)
Foreign currency forward contracts	4	(8)	(3)	(8)
Net realized gains (losses)	(289)	2,342	396	(16,123)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(2,330)	(4,546)	(4,427)	12,570
Non-controlled affiliate company investments	(3,022)	(586)	(4,522)	(2,206)
Controlled affiliate company investments	(600)	1,502	(521)	1,672
Translation of assets and liabilities in foreign currencies	(458)	756	(829)	727
Foreign currency forward contracts	(12)	4	(6)	—
Net change in unrealized appreciation (depreciation)	(6,422)	(2,870)	(10,305)	12,763
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(6,711)	(528)	(9,909)	(3,360)
Net increase in net assets resulting from operations	$3,881	$7,349	$11,387	$13,056

Per Common Share Data
Basic and diluted earnings per common share	$0.17	$0.32	$0.49	$0.56
Dividends and distributions declared per common share	$0.37	$0.36	$0.80	$0.71
Basic and diluted weighted average common shares outstanding	23,243,088	23,240,651	23,243,088	23,215,792

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,704	10,704
Net realized gains (losses) on investments	—	—	—	685	685
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,883)	(3,883)
Distributions declared	—	—	—	(9,878)	(9,878)
Balance as of March 31, 2023	23,243,088	$23	$339,240	$(9,248)	$330,015
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,592	10,592
Net realized gains (losses) on investments	—	—	—	(289)	(289)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,422)	(6,422)
Distributions declared	—	—	—	(8,600)	(8,600)
Balance as of June 30, 2023	23,243,088	$23	$339,240	$(13,967)	$325,296

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance as of December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with public offering	16,678	—	197	—	197
Stock issued in connection with dividend reinvestment plan	32,068	—	498	—	498
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,539	8,539
Net realized gains (losses) on investments	—	—	—	(18,465)	(18,465)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,633	15,633
Distributions declared	—	—	—	(8,234)	(8,234)
Balance as of March 31, 2022	23,211,413	$23	$339,856	$8,040	$347,919
Stock issued in connection with at-the-market offering	—	—	(72)	—	(72)
Stock issued in connection with dividend reinvestment plan	31,675	—	480	—	480
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,877	7,877
Net realized gains (losses) on investments	—	—	—	2,342	2,342
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,870)	(2,870)
Distributions declared	—	—	—	(8,251)	(8,251)
Balance as of June 30, 2022	23,243,088	$23	$340,264	$7,138	$347,425

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,387	$13,056
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Paid-in-kind income	(3,668)	(956)
Net realized (gains) losses on investments	3	15,773
Net unrealized (appreciation) depreciation on investments	9,470	(12,036)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	829	(727)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	6	—
Accretion of discount	(2,070)	(2,976)
Amortization of deferred financing costs	782	758
Acquisition of investments	(65,257)	(170,451)
Proceeds from principal payments and sales of portfolio investments	56,765	146,822
Proceeds from sales of portfolio investments to STRS JV	36,633	75,415
Net changes in operating assets and liabilities:
Interest and dividend receivable	594	1,234
Escrow receivable	—	585
Prepaid expenses and other receivables	135	402
Amounts receivable on unsettled investment transactions	(11,487)	(6,271)
Amounts payable on unsettled investment transactions	—	7,496
Management fees payable	(155)	142
Incentive fees payable	(503)	(2,782)
Accounts payable and accrued expenses	(859)	(967)
Interest payable	(24)	30
Advances received from unfunded credit facilities	(301)	(314)
Net cash provided by / (used in) operating activities	32,280	64,233

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering costs	—	124
Borrowings	45,558	86,469
Repayments of debt	(62,902)	(138,915)
Deferred financing costs	(2)	(582)
Distributions paid to common stockholders, net of distributions reinvested	(18,129)	(15,477)
Net cash provided by / (used in) financing activities	(35,475)	(68,381)
Effect of exchange rate changes on cash	16	276
Net change in cash, cash equivalents and restricted cash	(3,179)	(3,872)
Cash, cash equivalents and restricted cash at beginning of period	26,264	22,468
Cash, cash equivalents and restricted cash at end of period	$23,085	$18,596

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$14,101	$8,931
Distributions reinvested	—	978
Non-cash exchanges of investments	1,840	25,000

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of June 30,
	2023	2022
Cash and cash equivalents	$10,412	$9,231
Restricted cash and cash equivalents	10,624	8,769
Restricted foreign currency	2,049	596
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$23,085	$18,596

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.34%	04/07/23	04/09/29	4,750	$4,613	$4,613	1.42%
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.34%	04/07/23	04/09/29	—	—	—	—
									4,613	4,613	1.42
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.19%	12/16/22	12/18/28	4,829	4,697	4,731	1.45
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.19%	12/16/22	12/18/28	—	—	5	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.43%	07/12/21	07/12/26	11,091	10,957	10,542	3.24
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.48%	07/12/21	07/12/26	1,182	1,167	1,123	0.35
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.50%	12.71%	06/29/23	06/29/28	9,000	8,730	8,730	2.68
									25,551	25,131	7.72
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	10.79%	08/05/22	08/01/29	14,515	12,230	12,414	3.82
									12,230	12,414	3.82
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	First Lien Secured Term Loan	0.75%	LIBOR	5.25%	10.39%	08/29/22	05/08/28	3,082	2,643	2,348	0.72
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	Second Lien Secured Term Loan	0.75%	SOFR	9.00%	14.50%	05/03/21	05/07/29	15,000	14,670	10,876	3.34
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.63%	10/13/22	10/13/27	9,429	9,227	9,217	2.83
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.34%	06/14/19	12/29/23	3,164	3,163	3,101	0.95
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.34%	06/14/19	12/29/23	267	267	261	0.08
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.42%	01/12/23	04/05/29	9,819	9,546	9,626	2.95
									39,516	35,429	10.87
Asset Management & Custody Banks
JZ Capital Partners Ltd.⁽⁴⁾⁽⁵⁾⁽²²⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.22%	01/26/22	01/26/27	10,286	10,139	10,181	3.13
JZ Capital Partners Ltd.⁽⁴⁾⁽⁵⁾⁽⁷⁾⁽²²⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	12.22%	01/26/22	01/26/27	—	—	24	0.01
									10,139	10,205	3.14
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.48%	12.74%	02/16/18	06/28/24	13,902	13,868	13,902	4.27
									13,868	13,902	4.27
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.43%	12/30/21	12/30/26	7,573	7,467	7,417	2.28
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.43%	12/30/21	12/30/26	—	—	(2)	—
									7,467	7,415	2.28
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	10.50%	15.70% (13.70% Cash + 2.00% PIK)	08/28/20	08/28/25	12,837	12,700	12,694	3.90
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	10.50%	15.70% (13.70% Cash + 2.00% PIK)	12/02/21	08/28/25	2,617	2,588	2,588	0.80
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.65%	12/04/20	06/04/26	5,280	5,224	5,266	1.62
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	SOFR	8.25%	13.50%	07/03/19	07/03/24	13,993	13,930	13,993	4.30
									34,442	34,541	10.62
Building Products
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽¹³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.00%	11.13%	12/17/21	12/17/26	8,313	6,414	6,277	1.92
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽⁷⁾⁽¹³⁾	First Lien Secured Revolving Loan	1.00%	CDOR	6.00%	11.13%	12/17/21	12/17/26	—	—	13	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.23%	12/17/21	12/17/26	2,025	1,997	2,013	0.62
PFB Holdco, Inc. (d/b/a PFB Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.23%	12/17/21	12/17/26	—	—	2	—
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.00%	11.38%	07/27/21	07/27/26	19,624	15,439	14,661	4.51
									23,850	22,966	7.05

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.70% (11.70% Cash + 1.00% PIK)	10/28/22	06/10/24	19,208	$19,142	$18,668	5.74%
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.70% (11.70% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,977	1,944	0.60
									21,119	20,612	6.34
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.89%	10/28/19	10/29/26	16,277	15,795	16,106	4.95
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.93% PIK	12/20/22	12/20/27	4,972	4,868	4,874	1.50
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽⁴⁾⁽⁷⁾⁽²⁴⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%		12/20/22	12/20/27	—	—	(81)	(0.02)
									20,663	20,899	6.43
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.39% (11.89% Cash + 1.50% PIK)	12/30/20	12/29/25	7,409	7,338	6,907	2.12
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.00%	13.09% (11.59% Cash + 1.50% PIK)	12/30/20	12/29/25	632	627	568	0.17
									7,965	7,475	2.29
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.51%	12/23/16	12/05/25	22,288	22,179	22,129	6.80
									22,179	22,129	6.80
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.29%	11/22/22	12/09/25	357	357	305	0.09
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁷⁾⁽¹⁹⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	11.70%	11/22/22	01/08/26	5,171	5,119	1,429	0.44
									5,476	1,734	0.53
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.18%	11/16/21	12/01/26	7,880	7,582	7,102	2.18
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²⁶⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	2,790	2,790	2,589	0.80
									10,372	9,691	2.98
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.14%	08/27/21	08/27/26	9,635	9,559	9,262	2.85
									9,559	9,262	2.85
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.20% (11.70% Cash + 0.50% PIK)	09/15/21	09/15/26	12,919	12,755	12,418	3.81
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	12.20% (11.70% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(44)	(0.01)
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.20% (11.70% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(31)	(0.01)
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
									12,922	12,510	3.84
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.58%	12.73%	10/12/21	10/12/26	15,955	15,672	15,743	4.84
									15,672	15,743	4.84
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.14%	12/31/21	12/31/26	11,827	11,661	11,408	3.51
									11,661	11,408	3.51

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.75%	12.90%	10/05/21	10/05/26	10,145	$10,012	$9,902	3.04%
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.75%	12.90%	10/05/21	10/05/26	—	—	(14)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.75%	12.90%	10/05/21	10/05/26	—	—	(17)	(0.01)
									10,012	9,871	3.03
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	9.25%	14.44%	10/16/19	09/25/23	5,462	5,449	5,462	1.68
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	9.25%	14.43%	10/16/19	09/25/23	5,104	5,102	5,104	1.57
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	LIBOR	9.50%	14.69% (13.44% Cash + 1.25% PIK)	11/25/20	11/25/25	13,276	13,137	12,483	3.84
PG Dental New Jersey Parent, LLC⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	9.00%	15.85% (14.60% Cash + 1.25% PIK)	11/25/20	11/25/25	704	696	662	0.20
									24,384	23,711	7.29
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.88%	02/23/22	02/23/28	20,358	19,964	19,333	5.94
									19,964	19,333	5.94
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.64%	06/25/21	06/25/26	13,572	13,400	13,352	4.10
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.64%	07/11/22	06/25/26	2,090	2,053	2,056	0.63
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	11.58%	06/25/21	06/25/24	1,045	1,039	1,041	0.32
									16,492	16,449	5.05
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.61%	10/12/21	10/12/26	20,721	20,447	20,505	6.30
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.75%	10/12/21	10/12/26	832	821	828	0.25
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	2.00%	SOFR	8.75%	13.97%	09/19/22	09/21/26	4,800	4,766	4,301	1.32
									26,034	25,634	7.87
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.20%	05/26/22	05/31/29	7,178	6,688	6,171	1.90
									6,688	6,171	1.90
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.14% (12.14% Cash + 1.00% PIK)	04/05/21	04/05/26	11,357	11,264	10,564	3.25
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	13.14% (12.14% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(58)	(0.02)
									11,264	10,506	3.23
Industrial Machinery & Supplies & Components
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.41%	06/09/22	06/01/29	8,313	7,560	6,899	2.12
									7,560	6,899	2.12
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.95%	04/25/22	04/24/26	7,531	7,425	7,157	2.20
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.95%	14.60%	04/25/22	04/24/26	375	370	332	0.10
									7,795	7,489	2.30
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.71%	02/28/19	02/28/24	9,325	9,312	9,325	2.87
									9,312	9,325	2.87

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.72%	11/12/21	11/12/26	3,809	$3,758	$3,735	1.15%
									3,758	3,735	1.15
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	8.85%	14.24%	09/06/19	09/06/24	9,440	9,359	9,286	2.85
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.91%	12.32%	09/06/19	09/06/24	4,649	4,625	4,573	1.41
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.70%	06/29/20	06/29/25	5,546	5,512	5,517	1.70
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,383	1,371	1,314	0.40
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,580	1,577	1,563	0.48
									22,444	22,253	6.84
Leisure Products
Playmonster Group LLC(6)(20)	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.02% PIK	12/09/22	06/08/26	1,073	1,045	1,030	0.32
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.22% PIK	01/24/22	06/08/26	3,930	3,661	2,396	0.74
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	12.89%	12/27/22	12/27/27	10,398	10,118	10,242	3.15
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	12.89%	12/27/22	12/27/27	76	74	81	0.02
									14,898	13,749	4.23
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	LIBOR	8.00%	13.19%	11/23/21	12/16/29	5,000	4,939	4,827	1.48
									4,939	4,827	1.48
Office Services & Supplies
American Crafts, LC⁽¹⁴⁾⁽²⁵⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.69% PIK	12/22/22	05/28/26	4,750	4,750	4,605	1.42
American Crafts, LC⁽¹⁴⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.69% PIK	05/28/21	05/28/26	8,791	8,720	6,827	2.10
American Crafts, LC⁽¹⁴⁾⁽²⁵⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.69% PIK	01/25/22	05/28/26	1,476	1,458	1,146	0.35
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.00%	04/12/19	04/12/24	11,342	11,296	11,342	3.49
Empire Office, Inc.	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.00%	08/17/21	04/12/24	4,640	4,608	4,640	1.43
									30,832	28,560	8.79
Personal Care Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	12.32%	12/30/20	12/30/25	11,205	11,093	11,094	3.41
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	12.21%	12/30/20	12/30/25	88	88	88	0.03
									11,181	11,182	3.44
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.89%	11/04/22	11/04/27	4,630	4,529	4,584	1.41
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.89%	11/04/22	11/04/27	5,573	5,483	5,556	1.71
									10,012	10,140	3.12
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.20% (12.70% Cash + 0.50% PIK)	12/02/22	12/02/27	5,139	5,003	5,012	1.54
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.23% (12.73% Cash + 0.50% PIK)	12/02/22	12/02/27	468	460	442	0.14
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.24% (12.74% Cash + 0.50% PIK)	12/02/22	12/02/27	474	462	463	0.14
									5,925	5,917	1.82
Research & Consulting Services
Aeyon LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.88%	13.97%	02/10/22	02/10/27	8,865	8,737	8,860	2.72
ALM Media, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.39%	11/25/19	11/25/24	12,932	12,859	12,853	3.95
									21,596	21,713	6.67

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.70%	11/16/21	11/16/27	11,733	$11,561	$11,308	3.48%
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.00%	09/30/21	09/30/26	11,463	11,313	11,463	3.52
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.00%	09/30/21	09/30/26	—	—	9	—
									22,874	22,780	7.00
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	LIBOR	6.50%	11.66%	07/19/19	N/A	81,472	81,472	81,472	25.05
									81,472	81,472	25.05
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.70% (8.95% Cash + 3.75% PIK)	03/16/21	03/16/27	20,237	19,568	15,188	4.67
									19,568	15,188	4.67
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.99%	10/15/20	10/15/25	15,844	15,607	15,758	4.84
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	14.94%	10/15/20	10/15/25	932	918	930	0.29
									16,525	16,688	5.13

Total Debt Investments									$714,793	$691,671	212.59%

Equity Investments(21)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	218	$268	$296	0.09%
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	277	333	333	0.10
									601	629	0.19
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	424	0.13
									1,250	424	0.13
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,176	0.36
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	731	0.22
									1,614	1,907	0.58
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	1,143	0.35
									423	1,143	0.35
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁶⁾	Preferred Units	N/A	N/A	N/A	14.00% PIK	03/16/23	N/A	—	4,537	247	0.08
									4,537	247	0.08
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,397	1.04
									2,890	3,397	1.04
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	N/A	12/28/18	12/08/25	350	350	200	0.06
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	232	6	21	0.01
									356	221	0.07
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	73	0.02
									167	73	0.02

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	$825	$972	0.30%
									825	972	0.30
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,190	0.37
									788	1,190	0.37
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,618	0.50
									851	1,618	0.50
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,406	0.43
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	425	0.13
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	314	0.10
									1,926	2,145	0.66
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	182	0.06
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	06/28/28	1	793	74	0.02
									2,734	256	0.08
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁰⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽²⁰⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁵⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁵⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	123	0.04
									400	123	0.04
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	200	0.06
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	233	0.07
									600	433	0.13
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	974	0.30
									840	974	0.30
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	20,368	20,368	20,929	6.43
									20,368	20,929	6.43

Total Equity Investments									$45,230	$36,681	11.27%

Total Investments									$760,023	$728,352	223.86%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	554	CAD	$410	USD	8/4/23	$—	$(9)
Total							$—	$(9)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA” or “S”), or the U.S. Prime Rate (“Prime” or “P”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.5% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2023. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 223.86% of the Company’s net assets or 94.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L or SF and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 1.50% PIK.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

June 30, 2023

(in thousands)

(20)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(21)	Ownership of certain equity investments may occur through a holding company or partnership.
(22)	The issuer is domiciled in Guernsey.
(23)	The issuer is domiciled in Canada.
(24)	Investment is structured with a PIK period beginning with the first interest payment date through December 20, 2023, whereby accrued interest due on the loan is capitalized and added to the unpaid principal balance of the loan.
(25)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(26)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new first lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	327	CAD	$241	USD	1/27/23	$—	$—
Morgan Stanley		£59	GBP	$69	USD	1/27/23	—	(3)
Total							$—	$(3)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, SOFR, CDOR, SONIA, or Prime, which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and PIK interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.8% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 228.75% of the Company’s net assets or 95.4% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L or SF and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with STRS Ohio, to create STRS JV, a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.

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

June 30, 2023

(in thousands, except share and per share data)

NOTE 1 - ORGANIZATION

WhiteHorse Finance, Inc. (“WhiteHorse Finance” and, together with its subsidiaries, the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, WhiteHorse Finance has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). WhiteHorse Finance’s common stock trades on the Nasdaq Global Select Market under the symbol “WHF.”

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

June 30, 2023

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

June 30, 2023

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

June 30, 2023

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2023 and December 31, 2022.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2023 or December 31, 2022. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2019 remain subject to examination by the Internal Revenue Service.

As of June 30, 2023 and December 31, 2022, the cost of investments for federal income tax purposes was $762,622 and $784,812 resulting in net unrealized depreciation of $34,270 and $24,584, respectively. This is comprised of gross unrealized appreciation of $7,800 and $7,881 and gross unrealized depreciation of $42,070 and $32,465, on a tax basis, as of June 30, 2023 and December 31, 2022, respectively.

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

June 30, 2023

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

Recent Accounting Pronouncements: In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction. The ASU clarifies that a contractual restriction on the sale of an equity security should not be considered in measuring its fair value. The guidance also requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within that fiscal year under a prospective approach, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2022-03 on its consolidated financial statements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Realized gain (loss) on forward currency contracts	$4	$(8)	$(3)	$(8)
Unrealized appreciation (depreciation) on forward currency contracts	(12)	4	(6)	—
Total net realized and unrealized gains (losses) on forward currency contracts	$(8)	$(4)	$(9)	$(8)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of June 30, 2023 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	554	CAD	$410	USD	8/4/23	$—	$(9)
Total							$—	$(9)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
Average USD notional outstanding	2023	2022	2023	2022
Forward currency contracts	$401	$205	$395	$217

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2023 and December 31, 2022.

	As of June 30, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$9	$—	$—	$—	$—	$—	$—	$9
Total	$—	$9	$—	$—	$—	$—	$—	$—	$9

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

	As of December 31, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Morgan Stanley (GBP)	—	3	—	—	—	—	—	—	3
Total	$—	$3	$—	$—	$—	$—	$—	$—	$3
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of June 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$608,426	$592,900	$631,091	$618,267
Second lien secured loans	24,728	17,132	24,685	20,634
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	81,472	81,472	80,000	80,000
Equity (excluding STRS JV)	24,862	15,752	26,486	21,000
Equity in STRS JV	20,368	20,929	20,000	20,160
Total	$760,023	$728,352	$782,429	$760,228

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2023		As of December 31, 2022
Advertising	$5,242	0.8%	$154	—%
Air Freight & Logistics	25,555	4.1	16,107	2.4
Alternative Carriers	12,414	2.0	12,068	1.8
Application Software	35,429	5.7	27,117	4.1
Asset Management & Custody Banks	10,205	1.6	10,144	1.5
Automotive Retail	13,902	2.2	14,363	2.2
Broadcasting	7,415	1.2	7,780	1.2
Broadline Retail	36,448	5.8	37,191	5.6
Building Products	24,109	3.9	24,362	3.7
Cable & Satellite	20,612	3.3	20,489	3.1
Commodity Chemicals	20,899	3.3	20,410	3.1
Construction Materials	7,475	1.2	7,459	1.1
Data Processing & Outsourced Services	22,129	3.5	22,817	3.5
Distributors	1,734	0.3	4,171	0.6
Diversified Chemicals	9,938	1.6	13,268	2.0
Diversified Financial Services	3,397	0.5	3,788	0.7
Diversified Support Services	9,483	1.5	11,035	1.7
Education Services	12,583	2.0	12,869	1.9
Electric Utilities	15,743	2.5	10,411	1.7
Environmental & Facilities Services	12,380	2.0	18,459	2.8
Health Care Facilities	9,871	1.6	10,131	1.5
Health Care Services	23,711	3.8	23,333	3.5
Health Care Supplies	19,333	3.1	23,090	3.5
Heavy Electrical Equipment	16,449	2.6	14,520	2.2
Home Furnishings	25,634	4.1	24,780	3.8
Household Appliances	6,171	1.0	6,615	1.0
Household Products	10,506	1.7	11,153	1.7
Industrial Machinery & Supplies & Components	8,089	1.3	9,874	1.5
Interactive Media & Services	9,107	1.5	9,488	1.4
Investment Banking & Brokerage	9,325	1.5	18,240	2.8
IT Consulting & Other Services	5,880	0.9	15,408	2.3
Leisure Facilities	22,509	3.6	21,979	3.3
Leisure Products	13,749	2.2	13,366	2.0
Life Sciences Tools & Services	4,827	0.8	4,824	0.8
Office Services & Supplies	28,560	4.6	25,832	3.9
Packaged Foods & Meats	—	—	10,941	1.7
Paper & Plastic Packaging Products & Materials	123	—	283	0.1
Personal Care Products	11,182	1.8	13,482	2.0
Real Estate Development	10,140	1.5	8,103	1.2
Real Estate Operating Companies	6,350	1.0	5,909	0.9
Research & Consulting Services	21,713	3.5	21,896	3.3
Specialized Consumer Services	23,754	3.8	37,819	5.7
Specialized Finance(1)	—	—	—	—
Systems Software	15,188	2.4	17,847	2.7
Technology Hardware, Storage & Peripherals	16,688	2.7	16,693	2.5
Total(1)	$625,951	100.0%	$660,068	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

As of June 30, 2023, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey and Trimlite Buyer, LLC, which is domiciled in Canada. As of June 30, 2023 and December 31, 2022, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.1 years and 3.4 years, respectively.

As of June 30, 2023 the total cost basis of non-accrual loans was $28,348 and the total fair value of non-accrual loans was $19,013. As of December 31, 2022, there were no loans on non-accrual status.

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

June 30, 2023

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2022	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$(6,605)	$(339)	$564	$—
Playmonster Group LLC	Priority First Lien Secured Term Loan	54	176	868	—	—	(14)	1,030
Playmonster Group LLC	First Lien Secured Term Loan	(85)	2,977	—	—	—	(581)	2,396
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	97	—	2,790	—	—	(201)	2,589
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	4,537	—	—	(4,290)	247
Total Non-controlled affiliates		$150	$9,533	$8,195	$(6,605)	$(339)	$(4,522)	$6,262
Controlled affiliates
American Crafts, LC	Priority First Lien Secured Term Loan	$225	$—	$4,750	$—	$—	$(145)	$4,605
American Crafts, LC	First Lien Secured Term Loan	585	—	7,491	—	—	(664)	6,827
American Crafts, LC	First Lien Secured Delayed Draw Loan	98	—	1,259	—	—	(113)	1,146
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	4,538	80,000	1,472	—	—	—	81,472
WHF STRS Ohio Senior Loan Fund LLC*	Equity	2,945	20,160	368	—	—	401	20,929
Total Controlled affiliates		$8,391	$100,160	$15,340	$—	$—	$(521)	$114,979
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

June 30, 2023

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

In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment to Sklar Holdings, Inc, with a total cost basis of $3,339, converted into a new first lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). During the three months ended June 30, 2023, the Company received a paydown of $690 on its investment in Sklar Holdings, Inc (d/b/a Starco) first lien secured term loan, and the remaining Sklar Holdings, Inc (d/b/a Starco) first lien secured term loan investment, with a cost basis of $3,892, was converted into preferred units of Pressurized Holdings, LLC (f/k/a Starco).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2022:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2021	Purchases	Sales	Gain (Loss)	(Depreciation)	2022
Non-controlled affiliates
Arcole Holding Corporation	Equity	$321	$6,874	$—	$—	$—	$(494)	$6,380
PlayMonster LLC	First Lien Secured Revolving Loan	13	—	1,088	(1,088)	—	—	—
Playmonster Group LLC	Priority First Lien Secured Term Loan	1	—	176	—	—	—	176
Playmonster Group LLC	First Lien Secured Term Loan	325	—	3,662	—	—	(685)	2,977
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	3,600	—	—	(3,600)	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	460	—	—	(460)	—
Total Non-controlled affiliates		$660	$6,874	$8,986	$(1,088)	$—	$(5,239)	$9,533
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	$6,385	$60,000	$20,000	$—	$—	$—	$80,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,977	15,607	5,000	—	—	(447)	20,160
Total Controlled affiliates		$13,362	$75,607	$25,000	$—	$—	$(447)	$100,160
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

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

As of June 30, 2023 and December 31, 2022, STRS JV had total assets of $343,531 and $305,296, respectively. STRS JV’s portfolio consisted of debt investments in 32 portfolio companies as of June 30, 2023 and 28 portfolio companies as of December 31, 2022. As of June 30, 2023 and December 31, 2022, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,399 and $20,086, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $82,846 and $77,635 as of June 30, 2023 and December 31, 2022, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of June 30, 2023, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $20,368 and advances of the subordinated notes of $81,472 as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $2,632 and $10,528 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded.

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

June 30, 2023

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

On May 18, 2023, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) effective June 6, 2023 apply an annual interest rate equal to applicable SOFR plus 2.72% to any USD borrowings (ii) extend the scheduled termination date from July 19, 2025 to July 19, 2026 (iii) extend the non-call period from January 19, 2023 to January 19, 2024 and (iv) extend the end of the reinvestment period from July 19, 2023 to July 19, 2024.

As of June 30, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as SOFR plus a spread of 2.72%, SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of June 30, 2023, STRS JV had $184,644 of outstanding borrowings and an interest rate outstanding of 7.6% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of June 30, 2023:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.14%	02/18/22	12/15/26	9,146	$9,020	$8,918	28.00%
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	11.14%	03/11/22	12/15/26	3,070	3,027	2,993	9.40
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.14%	02/18/22	12/15/26	—	—	(7)	(0.02)
									12,047	11,904	37.38
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.00%	02/17/22	06/15/26	3,559	3,513	3,522	11.06
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	11.00%	02/17/22	06/15/26	—	—	2	0.01
									3,513	3,524	11.07
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.20%	01/21/21	12/31/26	13,285	13,118	13,285	41.71
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.20%	01/21/21	12/31/26	—	—	19	0.06
									13,118	13,304	41.77
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.98%	07/19/19	07/01/25	18,981	18,833	18,898	59.33
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.98%	07/19/19	07/01/25	—	—	2	0.01
									18,833	18,900	59.34
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.14%	11/09/20	11/05/25	14,198	14,064	13,990	43.92
									14,064	13,990	43.92
Construction & Engineering
Pave America, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.97%	03/17/23	02/07/28	4,035	3,924	3,953	12.41
Pave America, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.97%	03/17/23	02/07/28	—	—	(4)	(0.01)
Pave America, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.11%	03/17/23	02/07/28	251	244	247	0.78
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.80%	12.01%	12/31/19	03/18/25	10,861	10,743	10,692	33.57
									14,911	14,888	46.75
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.88%	01/22/20	12/19/24	19,688	15,145	14,719	46.21
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.88%	01/22/20	12/19/24	—	—	(2)	(0.01)
									15,145	14,717	46.20
Diversified Support Services
Quest Events, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.64% (12.14% Cash + 0.50% PIK)	07/19/19	06/30/25	11,769	11,708	11,567	36.32
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.64% (12.14% Cash + 0.50% PIK)	07/19/19	06/30/25	468	465	454	1.43
									12,173	12,021	37.75

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Drug Retail
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.16%	04/11/23	03/01/29	5,078	$4,934	$4,935	15.49%
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.93%	04/11/23	03/01/29	194	188	189	0.59
									5,122	5,124	16.08
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.89%	06/28/21	04/30/26	13,398	13,243	13,184	41.39
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.89%	06/28/21	04/30/26	—	—	(4)	(0.01)
									13,243	13,180	41.38
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	03/01/22	12/29/26	11,249	11,111	11,024	34.62
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.48%	03/01/22	12/29/26	1,896	1,872	1,854	5.82
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.30%	03/01/22	12/29/26	179	177	168	0.53
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.80%	03/23/23	09/28/29	2,783	2,714	2,736	8.59
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CDOR	6.75%	12.13%	03/23/23	09/28/29	3,839	2,729	2,845	8.93
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.75%	11.68%	03/23/23	09/28/29	169	204	211	0.66
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.80%	03/23/23	09/28/29	365	355	359	1.13
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.75%	11.69%	03/23/23	09/28/29	535	652	657	2.06
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.80%	03/23/23	09/28/29	—	—	—	—
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.70%	01/22/20	12/26/24	7,432	7,381	7,432	23.33
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.70%	01/22/20	12/26/24	—	—	3	0.01
									27,195	27,289	85.68
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.85%	05/04/22	04/28/28	6,608	6,843	7,043	22.11
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.39%	05/04/22	04/28/28	1,006	990	991	3.11
									7,833	8,034	25.22
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.37%	SOFR	6.42%	11.61%	02/18/22	02/01/27	12,285	12,068	12,074	37.91
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.44%	02/18/22	02/01/27	574	566	565	1.77
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	03/25/22	03/08/27	6,594	6,521	6,594	20.70
									19,155	19,233	60.38
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.70%	05/19/20	05/15/25	2,867	2,846	2,867	9.00
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.70%	05/19/20	05/15/25	2,394	2,386	2,394	7.52
									5,232	5,261	16.52

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.72%	03/27/23	11/12/26	9,937	$9,706	$9,744	30.60%
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	LIBOR	6.25%	11.68% (11.43% Cash + 0.25% PIK)	07/16/21	05/04/26	2,830	3,862	3,484	10.94
Cennox, Inc. (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	LIBOR	6.50%	12.01% (11.76% Cash + 0.25% PIK)	06/28/22	05/04/26	9,434	9,836	10,120	31.77
Cennox Holdings Limited (d/b/a Cennox)(8)(11)	First lien Secured Revolving Loan	1.00%	Base Rate	6.13%	11.20% (10.95% Cash + 0.25% PIK)	07/16/21	05/04/26	864	1,179	1,064	3.34
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First lien Secured Term Loan	1.00%	SOFR	6.75%	11.94%	05/10/23	04/10/29	6,263	6,084	6,085	19.11
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.94%	05/10/23	04/10/29	—	—	—	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.94%	05/10/23	04/10/28	—	—	—	—
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.64%	01/27/21	12/31/26	11,093	10,962	10,983	34.48
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	11.53%	01/27/21	12/31/26	2,991	2,954	2,962	9.30
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)(11)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	11.55%	01/27/21	12/31/26	533	527	530	1.66
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.95%	08/10/21	09/02/26	6,057	5,980	5,983	18.78
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.95%	08/10/21	09/02/26	—	—	—	—
									51,090	50,955	159.98
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.70% (10.95% Cash + 0.75% PIK)	10/21/19	06/28/25	7,108	7,060	7,002	21.98
									7,060	7,002	21.98
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	7.66%	13.05%	10/07/22	09/29/28	6,622	6,506	6,502	20.41
Max Solutions, Inc.(6)(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.66%	13.05%	10/07/22	09/29/28	—	—	(21)	(0.07)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	7.66%	13.05%	10/07/22	09/29/28	—	—	—	—
									6,506	6,481	20.34
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.09%	10/21/19	08/13/25	5,730	5,664	5,715	17.94
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.03%	10/21/19	08/13/25	310	309	311	0.98
									5,973	6,026	18.92
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.21%	12/16/21	11/01/27	12,225	13,597	13,054	41.00
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.27%	12/16/21	11/01/27	976	961	959	3.01
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.34%	10/01/22	11/01/27	887	873	871	2.73
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.03%	12/16/21	11/01/27	754	742	737	2.31
									16,173	15,621	49.05
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.18%	12/28/21	10/19/26	9,604	9,477	9,399	29.51
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.97%	11.50%	02/18/22	10/19/26	2,410	2,376	2,346	7.37
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.13%	02/18/22	10/19/26	217	214	205	0.64
									12,067	11,950	37.52

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.70%	03/01/22	01/21/27	7,946	$7,832	$7,146	22.44%
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.69%	03/01/22	01/21/27	508	500	438	1.38
									8,332	7,584	23.82
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.14%	07/15/21	06/23/27	8,820	8,746	8,736	27.43
									8,746	8,736	27.43
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.70%	08/10/21	07/30/27	15,029	14,823	14,875	46.70
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.70%	08/10/21	07/30/27	4,108	4,052	4,067	12.77
									18,875	18,942	59.47
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.42%	06/22/21	02/24/26	9,929	9,813	9,834	30.88
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.42%	06/22/21	02/24/26	—	—	1	—
									9,813	9,835	30.88

Total Investments									$326,219	$324,501	1,018.84%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	339	CAD	$251	USD	8/4/23	$—	$(5)
Morgan Stanley		€893	EUR	$989	USD	8/4/23	13	—
Morgan Stanley		£1,158	GBP	$1,458	USD	8/4/23	—	(14)
Total							$13	$(19)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, SOFR, CDOR, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,019% of STRS JV’s members’ equity or 94% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2022:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
North America
Debt Investments
Advertising
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	LIBOR	5.75%	10.48%	02/18/22	12/15/26	9,193	$9,047	$9,007	29.79%
I&I Sales Group, LLC (d/b/a Avision Sales Group)(6)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	5.75%	10.43%	03/11/22	12/15/26	2,756	2,713	2,699	8.93
I&I Sales Group, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	LIBOR	5.75%	10.43%	02/18/22	12/15/26	—	—	(3)	—
									11,760	11,703	38.71
Air Freight & Logistics
ITS Buyer Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.73%	02/17/22	06/15/26	3,577	3,523	3,542	11.71
ITS Buyer Inc.	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.73%	02/17/22	06/15/26	—	—	3	0.01
									3,523	3,545	11.72
Application Software
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.38%	01/21/21	12/31/26	13,353	13,162	13,353	44.16
MEP-TS Midco, LLC (d/b/a Tax Slayer)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.38%	01/21/21	12/31/26	—	—	22	0.07
									13,162	13,375	44.23
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	07/19/19	07/01/25	19,105	18,920	19,105	63.18
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	07/19/19	07/01/25	—	—	8	0.03
									18,920	19,113	63.21
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.48%	11/09/20	11/05/25	14,270	14,105	14,132	46.73
									14,105	14,132	46.73
Construction & Engineering
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	12/31/19	03/18/25	8,603	8,522	8,432	27.88
									8,522	8,432	27.88
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.38%	01/22/20	12/19/24	20,088	15,413	14,545	48.10
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.38%	01/22/20	12/19/24	—	—	(9)	(0.03)
									15,413	14,536	48.07
Diversified Support Services
Quest Events, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	10.73%	07/19/19	12/28/24	11,805	11,728	11,298	37.36
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.73%	07/19/19	12/28/24	468	464	431	1.43
									12,192	11,729	38.79
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	06/28/21	04/30/26	13,466	13,284	13,193	43.63
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	06/28/21	04/30/26	—	—	(6)	(0.02)
									13,284	13,187	43.61

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.00%	11.15%	03/01/22	12/29/26	11,306	$11,147	$11,079	36.64%
Juniper Landscaping Holdings LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.00%	11.14%	03/01/22	12/29/26	1,909	1,882	1,868	6.18
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.54%	03/01/22	12/29/26	298	294	287	0.95
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	5.59%	9.97%	01/22/20	12/26/24	7,470	7,402	7,470	24.70
WH Lessor Corp. (d/b/a Waste Harmonics, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	5.59%	9.97%	01/22/20	12/26/24	—	—	4	0.01
									20,725	20,708	68.48
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.00%	05/04/22	04/28/28	6,642	6,865	6,899	22.81
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.04%	05/04/22	04/28/28	1,012	994	986	3.26
									7,859	7,885	26.08
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.25%	10.49%	02/18/22	02/01/27	8,188	8,054	7,939	26.25
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.67%	02/18/22	02/01/27	274	270	259	0.86
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.09%	03/25/22	03/08/27	6,907	6,821	6,801	22.49
									15,145	14,999	49.60
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.88%	05/19/20	05/15/25	3,077	3,049	3,077	10.18
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	10.88%	05/19/20	05/15/25	2,468	2,458	2,468	8.16
									5,507	5,545	18.34
IT Consulting & Other Services
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	LIBOR	6.00%	10.02%	07/16/21	05/04/26	2,837	3,863	3,343	11.06
Cennox Holdings Limited (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	LIBOR	6.25%	10.99%	06/28/22	05/04/26	9,458	9,834	9,926	32.82
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	LIBOR	6.00%	10.99%	07/16/21	05/04/26	—	—	(161)	(0.53)
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	01/27/21	12/31/26	11,150	11,000	10,929	36.14
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.65%	01/27/21	12/31/26	3,007	2,963	2,947	9.75
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.60%	01/27/21	12/31/26	533	526	517	1.71
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.00%	9.19%	08/10/21	09/02/26	6,087	5,998	5,964	19.72
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	9.19%	08/10/21	09/02/26	—	—	(4)	(0.01)
									34,184	33,461	110.66
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67% (10.17% Cash + 1.50% PIK)	10/21/19	06/28/25	7,162	7,101	7,011	23.18
Stella & Chewy's LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	13.40% (11.40% Cash + 2.00% PIK)	12/29/20	12/16/25	3,893	3,849	3,738	12.36
Stella & Chewy's LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.75%	13.17% (11.17% Cash + 2.00% PIK)	03/26/21	12/16/25	1,375	1,362	1,320	4.37
									12,312	12,069	39.91

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	8,244	$8,085	$8,085	26.74%
Max Solutions, Inc.(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	(26)	(0.09)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
Max Solutions, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
									8,085	8,059	26.65
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	10/21/19	08/13/25	3,679	3,631	3,679	12.18
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.24%	10/21/19	08/13/25	266	264	270	0.89
									3,895	3,949	13.06
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.17%	12/16/21	11/01/27	12,287	13,643	12,876	42.57
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.62%	12/16/21	11/01/27	981	966	963	3.18
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.81%	10/01/22	11/01/27	892	878	876	2.90
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.81%	12/16/21	11/01/27	—	—	(3)	(0.01)
									15,487	14,712	48.65
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.48%	12/28/21	10/19/26	9,653	9,505	9,412	31.13
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.10%	10.92%	02/18/22	10/19/26	1,768	1,741	1,720	5.69
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.48%	02/18/22	10/19/26	—	—	(11)	(0.04)
									11,246	11,121	36.78
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	8,924	8,778	8,301	27.45
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	290	285	247	0.82
									9,063	8,548	28.27
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	5.50%	10.23%	07/15/21	06/23/27	8,865	8,782	8,686	28.72
									8,782	8,686	28.72
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	15,105	14,874	14,882	49.21
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	—	—	2	0.01
									14,874	14,884	49.22
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	10,033	9,895	9,882	32.68
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	—	—	(1)	(0.00)
									9,895	9,881	32.68

Total Investments									$287,940	$284,259	940.05%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	256	CAD	$189	USD	1/27/23	$—	$—
Morgan Stanley		€1111	EUR	$1,128	USD	1/27/23	—	(64)
Morgan Stanley		£229	GBP	$266	USD	1/27/23	—	(11)
Total							$—	$(75)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, SOFR, CDOR, Prime, EurIBOR which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 940% of STRS JV’s members’ equity or 93% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to different base rates, L and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

As of June 30, 2023 and December 31, 2022, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of June 30, 2023 and December 31, 2022, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $22,703, and $24,549 under delayed draw term loan commitments and undrawn revolvers as of June 30, 2023 and December 31, 2022, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022:

Selected Balance Sheet Information ($ in thousands)	As of June 30, 2023	As of December 31, 2022
Assets
Investments, at fair value (amortized cost of $326,219 and $287,940, respectively)	$324,501	$284,259
Cash and cash equivalents	17,002	18,960
Interest receivable	1,855	1,404
Other assets	173	673
Total assets	$343,531	$305,296
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,178 and $1,643, respectively)	$182,466	$150,634
Note payable to members	123,979	120,000
Interest payable on credit facility	1,060	796
Interest payable on notes to members	3,542	3,069
Unrealized depreciation on foreign currency forward contracts	6	75
Other liabilities	632	483
Total liabilities	311,685	275,057
Members’ equity	31,846	30,239
Total liabilities and members’ equity	$343,531	$305,296

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information ($ in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and fee income	$9,757	$7,216	$18,452	$13,127
Total investment income	$9,757	$7,216	$18,452	$13,127
Interest expense on credit facility	3,671	1,645	6,667	2,885
Interest expense on notes to members	3,542	2,189	6,870	3,981
Administrative fee	165	165	320	314
Other expenses	151	150	350	385
Total expenses	$7,529	$4,149	$14,207	$7,565
Net investment income	2,228	3,067	4,245	5,562
Net realized gains (losses) on investments and foreign currency transactions	28	41	87	120
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	136	1,640	706	1,592
Net increase in members’ equity resulting from operations	$2,392	$4,748	$5,038	$7,274

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2023 and year ended December 31, 2022, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$592,900	$592,900
Second lien secured loans	—	—	17,132	17,132
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	81,472	81,472
Equity (excluding STRS JV)	—	—	15,752	15,752
Equity in STRS JV(1)	—	—	—	20,929
Total investments	$—	$—	$707,423	$728,352
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at ($9) as of June 30, 2023, are characterized in Level 2 of the hierarchy.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended June 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$608,477	$19,773	$167	$80,000	$20,493	$728,910
Funding of investments	27,136	—	—	1,472	782	29,390
Non-cash interest income	1,687	—	—	—	—	1,687
Accretion of discount	947	22	—	—	—	969
Proceeds from paydowns and sales	(40,384)	—	—	—	(6,605)	(46,989)
Conversions	(3,892)	—	—	—	3,892	—
Realized gains (losses)	(5)	—	—	—	(339)	(344)
Net unrealized appreciation (depreciation)	(1,066)	(2,663)	—	—	(2,471)	(6,200)
Fair value, end of period	$592,900	$17,132	$167	$81,472	$15,752	$707,423
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2023	$(1,986)	$(2,663)	$—	$—	$(3,281)	$(7,930)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Six months ended June 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	64,474	—	—	1,472	783	66,729
Non-cash interest income	3,668	—	—	—	—	3,668
Accretion of discount (premium)	2,027	43	—	—	—	2,070
Proceeds from paydowns and sales	(88,196)	—	—	—	(6,605)	(94,801)
Conversions	(4,537)	—	—	—	4,537	—
Realized gains (losses)	(100)	—	—	—	(339)	(439)
Net unrealized appreciation (depreciation)	(2,703)	(3,545)	—	—	(3,624)	(9,872)
Fair value, end of period	$592,900	$17,132	$167	$81,472	$15,752	$707,423
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2023	$(3,638)	$(3,545)	$—	$—	$(4,188)	$(11,371)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended June 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$648,770	$23,780	$167	$80,000	$26,878	$779,595
Funding of investments	66,851	—	—	—	10	66,861
Non-cash interest income	422	2	—	—	—	424
Accretion of discount	1,609	22	—	—	—	1,631
Proceeds from paydowns and sales	(99,505)	—	—	—	(1,741)	(101,246)
Conversions	—	—	—	—	—	—
Realized gains (losses)	145	—	—	—	1,741	1,886
Net unrealized appreciation (depreciation)	(3,433)	(1,741)	—	—	223	(4,951)
Fair value, end of period	$614,859	$22,063	$167	$80,000	$27,111	$744,200
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2022	$(2,719)	$(1,741)	$—	$—	$222	$(4,238)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Six months ended June 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	169,774	—	—	20,000	677	190,451
Non-cash interest income	954	2	—	—	—	956
Accretion of discount (premium)	2,933	43	—	—	—	2,976
Proceeds from paydowns and sales	(245,386)	—	—	—	(1,851)	(247,237)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(17,039)	(1,024)	—	—	1,765	(16,298)
Net unrealized appreciation (depreciation)	10,451	(608)	—	—	(92)	9,751
Fair value, end of period	$614,859	$22,063	$167	$80,000	$27,111	$744,200
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2022	$(1,983)	$(1,634)	$—	$—	$(93)	$(3,710)

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

June 30, 2023

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	June 30, 2023	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$561,179	Discounted cash flow analysis	Discount rate	10.0% - 21.6% (13.3%)
	13,343	Recent transaction	Transaction price	97.0 - 97.1 (97.0)
	2,396	Enterprise value analysis	EBITDA multiple	6.9 - 6.9 (6.9)
	15,982	Expected repayment	Transaction price	100.0 - 100.0 (100.0)
Second lien secured loans	17,132	Discounted cash flow analysis	Discount rate	12.9% - 35.0% (19.6%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	4.1% - 4.1% (4.1%)
Subordinated Notes to STRS JV	81,472	Enterprise value analysis	n/a	n/a
Common equity	3,262	Discounted cash flow analysis	Discount rate	17.4% - 25.7% (21.7%)
	6,022	Enterprise value analysis	EBITDA multiple	6.0 - 11.2 (7.9)
	647	Recent transaction	Transaction price	1.0 - 1,000.0 (485.5)
Preferred equity	731	Discounted cash flow analysis	Discount rate	21.0% - 25.7% (21.0%)
	1,693	Enterprise value analysis	EBITDA multiple	6.0 - 10.7 (7.0)
Warrant	3,397	Discounted cash flow analysis	Discount rate	30.2% - 30.2% (30.2%)
Total Level 3 Investments	$707,423
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2022	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$536,259	Discounted cash flow analysis	Discount rate	10.0% - 30.0% (13.8%)
	67,878	Recent transaction	Transaction price	83.1 - 100.0 (95.0)
	14,130	Expected repayment	Transaction price	100.0 - 101.0 (100.5)
Second lien secured loans	20,634	Discounted cash flow analysis	Discount rate	13.2% - 25.0% (18.9%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	4.0% - 4.0% (4.0%)
Subordinated Notes to STRS JV	80,000	Enterprise value analysis	n/a	n/a
Common equity	9,990	Discounted cash flow analysis	Discount rate	15.6% - 25.9% (22.4%)
	4,735	Enterprise value analysis	EBITDA multiple	5.0 - 11.8 (8.3)
	400	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	714	Discounted cash flow analysis	Discount rate	20.0% - 22.5% (20.0%)
	194	Enterprise value analysis	EBITDA multiple	8.0 - 9.5 (8.6)
	926	Enterprise value analysis	Revenue multiple	0.5 - 0.5 (0.5)
	200	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Warrant	3,841	Discounted cash flow analysis	Discount rate	25.9% - 27.2% (27.2%)
Total Level 3 Investments	$740,068
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

June 30, 2023

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

The following table presents the principal amount and fair value of the Company’s borrowings as of June 30, 2023 and December 31, 2022 . The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of June 30, 2023, the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”), and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date.

		As of June 30, 2023		As of December 31, 2022
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$238,649	$236,705	$255,145	$252,799
6.000% 2023 Notes	3	30,000	29,931	30,000	30,382
5.375% 2025 Notes	3	40,000	37,169	40,000	37,474
5.375% 2026 Notes	3	10,000	9,133	10,000	9,149
4.000% 2026 Notes	3	75,000	68,015	75,000	67,912
5.625% 2027 Notes	3	10,000	9,034	10,000	9,063
4.250% 2028 Notes	3	25,000	21,719	25,000	21,981
		$428,649	$411,706	$445,145	$428,760

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

150%, effective August 2, 2018. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage for borrowed amounts was 175.9% and 174.7%, respectively.

Total borrowings outstanding and available as of June 30, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$238,649	$236,705	$96,351
6.000% 2023 Notes	8/7/2023	6.000%	30,000	29,981	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,695	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,900	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,822	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,889	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,719	—
Total debt			$428,649	$424,711	$96,351
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)(2)	11/22/2025	L+2.350%	$255,145	$252,799	$79,855
6.000% 2023 Notes	8/7/2023	6.000%	30,000	29,893	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,629	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,885	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,652	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,876	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,693	—
Total debt			$445,145	$440,427	$79,855
(1)	The JPM Credit Facility bears interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and for borrowings above $285,000, a rate of SOFR plus 2.50% is applied.
(2)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

June 30, 2023

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

On April 12, 2023, the terms of the Credit Facility were further amended to, among other things, (i) apply an annual interest rate equal to the applicable base rate plus 2.50% to any USD denominated borrowings, and (ii) convert to SOFR for USD denominated borrowings effective June 6, 2023.

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $599,952 as of June 30, 2023. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of June 30, 2023, the Company had $238,649 in outstanding borrowings and $96,351 undrawn under the Credit Facility. Weighted average outstanding borrowings were $236,661 and $251,195 at a weighted average interest rate of 7.52% and 7.34% for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, the interest rate in effect on outstanding borrowings was 7.74%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of June 30, 2023, $96,351 was available to be drawn by the Company based on these requirements.

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

June 30, 2023

(in thousands, except share and per share data)

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

June 30, 2023

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

The following table details our management fee expenses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
Management Fee ($ in thousands)	2023	2022	2023	2022
Base management fee	$3,705	$3,908	$7,416	$7,859
Total management fees	$3,705	$3,908	$7,416	$7,859

As of June 30, 2023 and December 31, 2022, management fees payable on the consolidated statements of assets and liabilities were $3,705 and $3,860, respectively.

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

June 30, 2023

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

June 30, 2023

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

The following table provides a breakdown of the performance-based incentive fees for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
Performance-based Incentive Fee ($ in thousands)	2023	2022	2023	2022
Income incentive fee	$2,648	$1,943	$5,324	$3,935
Capital gains incentive fee	—	(106)	—	(671)
Total performance-based incentive fees	$2,648	$1,837	$5,324	$3,264

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

As of June 30, 2023 and December 31, 2022, incentive fees payable on the consolidated statements of assets and liabilities were $5,115 and $5,618, respectively. As of June 30, 2023 and December 31, 2022, they were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and six months ended June 30, 2023, the Company incurred $170 and $341 of allocated administrative service fees, respectively. During the three and six months ended June 30, 2022, the Company incurred $170 and $341 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of June 30, 2023 and December 31, 2022, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of June 30, 2023 and December 31, 2022, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $4,608,177 and $4,415,678, respectively.

STRS JV: For the three and six months ended June 30, 2023, the Company sold $12,555 and $38,473 of investments to STRS JV and recognized $2 and $98 of net realized losses, respectively. For the three and six months ended June 30, 2022, the Company sold $17,754 and $100,415 of investments to STRS JV and recognized $68 and $65 of net realized gains, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

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

The balance of unfunded commitments to extend credit was $38,847 and $56,190 as of June 30, 2023 and December 31, 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of June 30, 2023 and December 31, 2022:

Unfunded Commitments(1) ($ in thousands)	As of June 30, 2023	As of December 31, 2022
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$—	$113
Bridgepoint Healthcare, LLC	1,588	1,588
Claridge Products and Equipment, LLC	351	204
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	647	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Industrial Specialty Services USA LLC	—	508
Inspired Beauty Brands, Inc.	442	265
Leviathan Intermediate Holdco, LLC	494	494
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	—	1,024
MSI Information Services, Inc.	675	1,050
M&M OpCo. LLC (d/b/a Escalent, Inc.)	238	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	34	—
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	919	899
PFB Holdco, Inc. (d/b/a PFB Corporation)	296	296
PG Dental New Jersey Parent, LLC	—	352
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	2,089	2,299
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	387	603
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	1,814	2,646
Telestream Holdings Corporation	397	397
The Kyjen Company, LLC (d/b/a Outward Hound)	798	—
Total unfunded revolving loan commitments	13,377	15,593

Delayed Draw Loan Commitments:
Bridgepoint Healthcare, LLC	794	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	4,063
EducationDynamics, LLC	1,709	1,709
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	2,167
JZ Capital Partners Ltd.	5,714	5,714
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	—	2,090
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	1,683	2,097
Solar Holdings Bidco Limited(1)(2)	—	4,008
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	6,237	8,217
Telestream Holdings Corporation	—	346
True Blue Car Wash, LLC	—	59
US Methanol Midco LLC (d/b/a US Methanol LLC)	9,333	9,333
Total unfunded delayed draw loan commitments	25,470	40,597
Total Unfunded Commitments	$38,847	$56,190

(1) Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

(2) Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be US dollars, Canadian dollars or British pounds.

As of June 30, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $2,632 and $10,528 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

Indemnification: In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnifications. The Company’s maximum exposure

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

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

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the three and six months ended June 30, 2023 and 2022

	Three months ended June 30,		Six months ended June 30,
($ in thousands except share and per share amounts)	2023	2022	2023	2022
Shares Issued from ATM Program	—	—	—	16,678
Shares Issued from DRIP	—	31,675	—	63,743
Total Shares Issued	—	31,675	—	80,421
Proceeds, before offering expenses	$—	$480	$—	$1,225
Average Price Per Share(1)	$—	$15.15	$—	$15.23

(1)	No shares were issued during the three and six months ended June 30, 2023. The average price per share for the three and six months ended June 30, 2022, inclusive of offering expenses, was $15.15 and $13.72 per share, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2023	2022
Per share data:(1)
Net asset value, beginning of period	$14.30	$15.10
Net investment income	0.92	0.71
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.43)	(0.15)
Net increase in net assets resulting from operations	0.49	0.56
Distributions declared from net investment income	(0.79)	(0.71)
Net asset value, end of period	$14.00	$14.95
Total annualized return based on market value(2)	(3.40)%	(30.70)%
Total annualized return based on net asset value	6.89%	7.48%
Net assets, end of period	$325,296	$347,425
Per share market value at end of period	$12.83	$13.14
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	15.22%	11.67%
Ratio of incentive fees to average net assets	3.22%	1.87%
Ratio of total expenses to average net assets(4)	18.44%	13.54%
Ratio of net investment income to average net assets(4)	12.89%	9.41%
Portfolio turnover ratio	8.75%	21.43%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share and per share amounts)	2023	2022	2023	2022
Net increase in net assets resulting from operations	$3,881	$7,349	$11,387	$13,056
Weighted average shares outstanding	23,243,088	23,240,651	23,243,088	23,215,792
Basic and diluted per share net increase in net assets resulting from operations	$0.17	$0.32	$0.49	$0.56

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2023

(in thousands, except share and per share data)

NOTE 12 - SUBSEQUENT EVENTS

The Company’s management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and, other than the items discussed below, has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

On August 7, 2023, the 6.000% 2023 Notes, with a principal amount outstanding of $30,000, were fully repaid. Proceeds for the repayment were from existing cash balances and borrowings under the JPM Credit Facility.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing war between Russia and Ukraine and ongoing health crises (such as the COVID-19 pandemic);
●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of June 30, 2023, LIBOR is utilized as the floating benchmark rate on approximately five of our debt investments to portfolio companies. As of June 30, 2023, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings. We expect any new credit facilities that we enter into subsequent to June 30, 2023 will reference a benchmark interest rate other than LIBOR, such as SOFR.

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

Recent Developments

For the period July 1, 2023 through August 8, 2023, we contributed one additional asset of senior secured debt facilities to the STRS JV.

On August 7, 2023, the 6.000% 2023 Notes, with a principal amount outstanding of $30.0 million, were fully repaid. Proceeds for the repayment were from existing cash balances and borrowings under the JPM Credit Facility.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022

Set forth below are the consolidated results of operations for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Total investment income	$25,595	$20,000	$5,595	$51,759	$40,034	$11,725
Total expenses	15,003	12,123	2,880	30,463	23,618	6,845
Net investment income	10,592	7,877	2,715	21,296	16,416	4,880
Net realized gains/(losses) on investments and foreign currency transactions	(289)	2,342	(2,631)	396	(16,123)	16,519
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(6,422)	(2,870)	(3,552)	(10,305)	12,763	(23,068)
Net increase in net assets resulting from operations	$3,881	$7,349	$(3,468)	$11,387	$13,056	$(1,669)

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

Consolidated operating results for the three and six months ended June 30, 2023 and 2022 are as follows:

Net Investment Income

Net investment income for the three and six months ended June 30, 2023 totaled $10.6 million and $21.3 million, respectively. Net investment income for the three and six months ended June 30, 2022 totaled $7.9 million and $16.4 million, respectively. Net investment income increased by $2.7 million and $4.9 million for the three and six months ended June 30, 2023 from the three and six months ended June 30, 2022, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Investment income (excluding STRS JV):
Interest and payment-in-kind income	$20,991	$16,101	$4,890	$42,207	$32,902	$9,305
Fee and dividend income	937	867	70	2,069	1,549	520
Investment income of STRS JV:
Interest and dividend income	$3,667	$3,032	$635	$7,483	$5,583	$1,900
Total investment income	$25,595	$20,000	$5,595	$51,759	$40,034	$11,725

Interest and payment-in-kind income increased $4.9 million and $9.3 million for the three and six months ended June 30, 2023, respectively, from the three and six months ended June 30, 2022, primarily attributable to an increase in base rates.

Fee and dividend income increased by $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, from the three and six months ended June 30, 2022 due to higher non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $0.6 million and $1.9 million for the three and six months ended June 30, 2023, respectively, compared to the three and six months ended June 30, 2022, primarily attributable to an increase in base rates.

Operating Expenses

The following table summarizes our expenses for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Interest expense	$7,334	$4,945	$2,389	$14,859	$9,719	$5,140
Base management fees	3,705	3,908	(203)	7,416	7,859	(443)
Performance-based incentive fees	2,648	1,837	811	5,324	3,264	2,060
Administrative service fees	170	170	—	341	341	—
General and administrative expenses	896	1,088	(192)	2,023	2,036	(13)
Total expenses, before excise tax	14,753	11,948	2,805	29,963	23,219	6,744
Excise tax	250	175	75	500	399	101
Total expenses, including excise tax	$15,003	$12,123	$2,880	$30,463	$23,618	$6,845

Interest expense increased $2.4 million and $5.1 million for the three and six months ended June 30, 2023, respectively, from the three and six months ended June 30, 2022, primarily due to higher weighted average interest rates. For the three and six months ended June 30, 2023, the weighted average outstanding borrowings were $426.7 million and $441.2 million, respectively, at a weighted average interest rate of 6.31% and 6.24%, respectively. For the three and six months ended June 30, 2022, the weighted average outstanding borrowings were $447.5 million and $474.3 million, respectively, at a weighted average interest rate of 3.92% and 3.80%, respectively.

Base management fees decreased by $0.2 million and $0.4 million for the three and six months ended June 30, 2023 from the three and six months ended June 30, 2022 due to lower gross assets.

Performance-based incentive fees increased by $0.8 million and $2.1 million for the three and six months ended June 30, 2023, respectively, from the three and six months ended June 30, 2022, mainly attributable to higher pre-

incentive fee net investment income in the current period and the reversal of capital gains incentive fee accrual of $0.1 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

General and administrative expenses decreased by $0.2 million for the three months ended June 30, 2023 from the three months ended June 30, 2022, primarily due to lower deal related expenses.

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

Excise tax was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. Excise tax was $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, we accrued a net federal excise tax expense of $0.6 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
AG Kings Holdings Inc.(1)	$—	$0.6	$0.4	$0.6
Arcole Acquisition Corp (PI Financial)	(0.3)	—	(0.3)	—
ATSG, Inc.	—	—	(0.1)	—
Cennox, Inc.	—	0.1	—	0.1
Grupo HIMA San Pablo, Inc.	—	—	—	(18.3)
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	—	—	0.1
RCS Capital Corporation(2)	—	1.7	—	1.7
RLJ Pro-Vac, Inc.	—	0.1	—	0.1
Vessco Holdings, LLC	—	(0.1)	—	(0.1)
Other(3)	—	—	—	—
Total net realized gains/(losses) on investments	$(0.3)	$2.4	$—	$(15.8)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Amount represents a recovery from a previously realized equity investment.
(3)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and six months ended June 30, 2023 and 2022:

	Three months ended		Six months ended
($ in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross unrealized appreciation on investments(1)	$5.1	$4.2	$6.5	$8.1
Gross unrealized depreciation on investments	(12.2)	(6.9)	(16.4)	(6.5)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	1.1	(0.9)	0.4	10.4
Total unrealized appreciation (depreciation) on investments	$(6.0)	$(3.6)	$(9.5)	$12.0

(1)	The three and six months ended June 30, 2022 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.4 million and $1.2 million, respectively.

During the six months ended June 30, 2022, the realization from Grupo HIMA San Pablo, Inc. generated a net realized and unrealized loss of $6.9 million.

Financial Condition, Off-Balance Sheet Arrangements, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of debt and equity securities, borrowings under the Credit Facility, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2023 and December 31, 2022, we had commitments to fund approximately $38.8 million and $56.2 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $32.3 million during the six months ended June 30, 2023, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $35.5 million during the six months ended June 30, 2023, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of June 30, 2023, we had cash and cash equivalent resources of $23.1 million, including $12.7 million of restricted cash. As of June 30, 2023, we had approximately $96.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2022, we had cash and cash equivalent resources of $26.3 million, including $16.8 million of restricted cash. As of December 31, 2022, we had approximately $79.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on LIBOR, SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of June 30, 2023, STRS JV had total assets of $343.5 million. As of December 31, 2022, STRS JV had total assets of $305.3 million.

We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. In February 2023, we increased our capital commitment to the STRS JV in the amount of an additional $15.0 million, bringing our total capital commitment to the STRS JV to $115.0 million, comprised of $92.0 million of subordinated notes and $23.0 million of LLC equity interests. We previously increased increased our capital commitment in February 2022 to the STRS JV in the amount of an additional $25.0 million, bringing our then total capital commitment to the STRS JV to $100.0 million, comprised of $80.0 million of subordinated notes and $20.0 million of LLC equity interests.

As of June 30, 2023, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of June 30, 2023, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $2.6 million and $10.5 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of June 30, 2023 and December 31, 2022:

($ in thousands)	As of June 30, 2023	As of December 31, 2022
Total investments(1)	$324,501	$284,259
Weighted average effective yield on total portfolio(2)	12.2%	11.3%
Number of portfolio companies in STRS JV	32	28
Largest portfolio company investment(1)	18,942	19,113
Total of five largest portfolio company investments(1)	82,846	77,635
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of June 30, 2023		As of December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$326,219	$324,501	$287,940	$284,259
Total	$326,219	$324,501	$287,940	$284,259

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2023		As of December 31, 2022
Advertising	$11,904	3.7%	$11,703	4.1%
Air Freight & Logistics	3,524	1.1	3,545	1.2
Application Software	13,304	4.1	13,375	4.7
Broadline Retail	18,900	5.8	19,113	6.7
Building Products	13,990	4.3	14,132	5.0
Construction & Engineering	14,888	4.6	8,432	3.0
Data Processing & Outsourced Services	14,717	4.5	14,536	5.1
Diversified Support Services	12,021	3.7	11,729	4.1
Drug Retail	5,124	1.6	—	—
Electronic Equipment & Instruments	13,180	4.1	13,187	4.6
Environmental & Facilities Services	27,289	8.4	20,708	7.3
Household Appliances	8,034	2.5	7,885	2.8
Industrial Machinery & Supplies & Components	19,233	5.9	14,999	5.3
Investment Banking & Brokerage	5,261	1.6	5,545	2.0
IT Consulting & Other Services	50,955	15.7	33,461	11.8
Packaged Foods & Meats	7,002	2.2	12,069	4.2
Paper & Plastic Packaging Products & Materials	6,481	2.0	8,059	2.8
Personal Care Products	6,026	1.9	3,949	1.4
Pharmaceuticals	15,621	4.8	14,712	5.2
Real Estate Operating Companies	11,950	3.7	11,121	3.9
Real Estate Services	7,584	2.3	8,548	3.0
Research & Consulting Services	8,736	2.7	8,686	3.1
Technology Hardware, Storage & Peripherals	18,942	5.8	14,884	5.2
Trading Companies & Distributors	9,835	3.0	9,881	3.5
Total	$324,501	100.0%	$284,259	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2023 and December 31, 2022 and selected statement of operations information for the three and six months ended June 30, 2023 and 2022.

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

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Credit I, LLC, or WhiteHorse Credit, entered into a revolving credit and security agreement with JPMorgan, as administrative agent and lender (the “Credit Facility”).

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

On April 12, 2023, the terms of the Credit Facility were further amended to, among other things, (i) apply an annual interest rate equal to the applicable base rate plus 2.50% to any USD denominated borrowings, and (ii) convert to SOFR for USD denominated borrowings effective June 6, 2023.

As of June 30, 2023, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of June 30, 2023, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of June 30, 2023, advances under the Credit Facility are based on SOFR for USD denominated borrowings plus an annual spread of 2.50%. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, Sterling Overnight Index Average, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

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

As of June 30, 2023, there was $238.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $96.4 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $600.0 million as of June 30, 2023.

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

Portfolio Investments and Yield

As of June 30, 2023, our investment portfolio consisted primarily of senior secured loans across 116 positions in 70 companies with an aggregate fair value of $728.4 million. As of June 30, 2023, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to LIBOR or SOFR) with four fixed-rate loan investments representing 0.8% based on fair value. As of June 30, 2023, our portfolio had an average investment size of $5.5 million based on fair value and average debt investment size of $7.1 million, with investment sizes ranging from zero to $22.1 million and a weighted average effective yield of 12.5% (and a weighted average effective yield on income-producing debt investments of 13.4%).

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

For the six months ended June 30, 2023, we invested $65.3 million in new and existing portfolio companies, offset by repayments and sales of $93.4 million. Proceeds from sales totaled $45.3 million while repayments included $6.4 million of scheduled repayments and $41.7 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of June 30, 2023		As of December 31, 2022
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$103.9	14.3%	$65.2	8.6%
2	451.4	62.0	503.5	66.2
3	150.2	20.6	168.6	22.2
4	22.9	3.1	22.9	3.0
5	—	—	—	—
Total Portfolio	$728.4	100.0%	$760.2	100.0%

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

During the three and six months ended June 30, 2023 we declared to stockholders distributions of $0.37 and $0.795, respectively, per share for total distributions of $8.6 million and $18.5 million, respectively. During the three and six months ended June 30, 2022 we declared to stockholders distributions of $0.355 and $0.71, respectively, per share for total distributions of $8.3 million and $16.5 million, respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2023, we estimate that distributions to stockholders included $18.5 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2022 and current earnings for the six months ended June 30, 2023. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse California, WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(21,014)	$(7,159)	$(13,855)
(200)	(14,010)	(4,773)	(9,237)
(100)	(7,005)	(2,386)	(4,619)
100	7,005	2,386	4,619
200	14,010	4,773	9,237
300	21,014	7,159	13,855
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of June 30, 2023, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on LIBOR or SOFR, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2023	2022	2023	2022
Realized gain (loss) on forward currency contracts	$4	$(8)	$(3)	$(8)
Unrealized appreciation (depreciation) on forward currency contracts	(12)	4	(6)	—
Total net realized and unrealized gains (losses) on forward currency contracts	$(8)	$(4)	$(9)	$(8)

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

Item 1A. Risk Factors

In addition to the below risk factor and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K and our most recent Quarterly Report on Form 10-Q, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Our business and the businesses of our portfolio companies are dependent on bank relationships and recent concerns associated with the banking system may adversely impact us.

The financial markets have recently experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships, and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies

We hold our cash and cash equivalents that we use to meet our working capital needs in deposit accounts at multiple financial institutions. The balance held in these accounts may exceed the Federal Deposit Insurance Corporation standard deposit insurance limit or similar government guarantee schemes. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of access to these funds could adversely impact our short-term liquidity and ability to meet our obligations. We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to the funds we use for working capital is impaired, we may not be able to sell investments or transfer funds from our investment accounts to new accounts on a timely basis sufficient to meet our working capital needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WhiteHorse Finance, Inc.

Dated: August 8, 2023	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2023	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)