Form 10-Q
period 2023-09-30
WhiteHorse Finance, Inc.
filed 2023-11-09
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 814-00967

WHITEHORSE FINANCE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-4247759
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1450 Brickell Avenue, 31st Floor
Miami, Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(305) 381-6999

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	WHF	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
7.875% Notes due 2028	WHFCL	The Nasdaq Stock Market LLC
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

As of November 7, 2023 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$581,463	$650,535
Non-controlled affiliate company investments	5,674	9,533
Controlled affiliate company investments	119,653	100,160
Total investments, at fair value (amortized cost $743,806 and $782,429, respectively)	706,790	760,228
Cash and cash equivalents	10,627	9,508
Restricted cash and cash equivalents	18,108	14,683
Restricted foreign currency (cost of $1,095 and $2,066, respectively)	1,044	2,073
Interest and dividend receivable	7,408	7,814
Amounts receivable on unsettled investment transactions	1,037	283
Escrow receivable	636	711
Prepaid expenses and other receivables	874	1,174
Unrealized appreciation on foreign currency forward contracts	22	—
Total assets	$746,546	$796,474

Liabilities
Debt (net of unamortized debt issuance costs of $4,986 and $4,718, respectively)	$398,146	$440,427
Distributions payable	8,600	8,251
Management fees payable	3,673	3,860
Incentive fees payable	7,818	5,618
Interest payable	3,876	2,774
Accounts payable and accrued expenses	1,783	2,329
Advances received from unfunded credit facilities	355	825
Unrealized depreciation on foreign currency forward contracts	—	3
Total liabilities	424,251	464,087

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	339,240	339,240
Accumulated earnings (losses)	(16,968)	(6,876)
Total net assets	322,295	332,387
Total liabilities and total net assets	$746,546	$796,474
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$13.87	$14.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Investment income
From non-controlled/non-affiliate company investments
Interest income	$19,992	$16,598	$58,920	$48,479
Payment-in-kind income	827	523	3,132	1,411
Fee income	411	423	2,364	1,564
Dividend income	401	100	433	268
From non-controlled affiliate company investments
Interest income	—	—	—	13
Payment-in-kind income	122	95	188	215
Dividend income	—	21	84	261
From controlled affiliate company investments
Interest income	2,452	1,753	6,990	4,339
Payment-in-kind income	198	—	1,106	—
Dividend income	1,465	2,045	4,410	5,042
Total investment income	25,868	21,558	77,627	61,592
Expenses
Interest expense	7,559	5,632	22,418	15,351
Base management fees	3,673	3,881	11,089	11,741
Performance-based incentive fees	2,703	1,027	8,027	4,291
Administrative service fees	171	171	512	512
General and administrative expenses	774	884	2,797	2,919
Total expenses	14,880	11,595	44,843	34,814
Net investment income before excise tax	10,988	9,963	32,784	26,778
Excise tax	175	195	675	594
Net investment income after excise tax	10,813	9,768	32,109	26,184

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(308)	236	28	(17,262)
Non-controlled affiliate company investments	—	—	(339)	1,725
Foreign currency transactions	528	(6)	930	(348)
Foreign currency forward contracts	(9)	—	(12)	(8)
Net realized gains (losses)	211	230	607	(15,893)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(3,793)	(7,275)	(8,220)	5,296
Non-controlled affiliate company investments	(708)	(389)	(5,230)	(2,596)
Controlled affiliate company investments	(918)	(212)	(1,439)	1,459
Translation of assets and liabilities in foreign currencies	(37)	1,713	(866)	2,441
Foreign currency forward contracts	31	10	25	10
Net change in unrealized appreciation (depreciation)	(5,425)	(6,153)	(15,730)	6,610
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(5,214)	(5,923)	(15,123)	(9,283)
Net increase in net assets resulting from operations	$5,599	$3,845	$16,986	$16,901

Per Common Share Data
Basic and diluted earnings per common share	$0.24	$0.17	$0.73	$0.73
Dividends and distributions declared per common share	$0.37	$0.36	$1.17	$1.07
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088	23,243,088	23,224,990

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,704	10,704
Net realized gains (losses) on investments	—	—	—	685	685
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(3,883)	(3,883)
Distributions declared	—	—	—	(9,878)	(9,878)
Balance as of March 31, 2023	23,243,088	$23	$339,240	$(9,248)	$330,015
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,592	10,592
Net realized gains (losses) on investments	—	—	—	(289)	(289)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,422)	(6,422)
Distributions declared	—	—	—	(8,600)	(8,600)
Balance as of June 30, 2023	23,243,088	$23	$339,240	$(13,967)	$325,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,813	10,813
Net realized gains (losses) on investments	—	—	—	211	211
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(5,425)	(5,425)
Distributions declared	—	—	—	(8,600)	(8,600)
Balance as of September 30, 2023	23,243,088	$23	$339,240	$(16,968)	$322,295

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance as of December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with public offering	16,678	—	197	—	197
Stock issued in connection with dividend reinvestment plan	32,068	—	498	—	498
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	8,539	8,539
Net realized gains (losses) on investments	—	—	—	(18,465)	(18,465)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	15,633	15,633
Distributions declared	—	—	—	(8,234)	(8,234)
Balance as of March 31, 2022	23,211,413	$23	$339,856	$8,040	$347,919
Stock issued in connection with at-the-market offering	—	—	(72)	—	(72)
Stock issued in connection with dividend reinvestment plan	31,675	—	480	—	480
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	7,877	7,877
Net realized gains (losses) on investments	—	—	—	2,342	2,342
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(2,870)	(2,870)
Distributions declared	—	—	—	(8,251)	(8,251)
Balance as of June 30, 2022	23,243,088	$23	$340,264	$7,138	$347,425
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	9,768	9,768
Net realized gains (losses) on investments	—	—	—	230	230
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,153)	(6,153)
Distributions declared	—	—	—	(8,251)	(8,251)
Balance as of September 30, 2022	23,243,088	$23	$340,264	$2,732	$343,019

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$16,986	$16,901
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Paid-in-kind income	(4,542)	(1,553)
Net realized (gains) losses on investments	311	15,537
Net unrealized (appreciation) depreciation on investments	14,814	(4,159)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	866	(2,441)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(25)	(10)
Accretion of discount	(3,283)	(4,036)
Amortization of deferred financing costs	1,177	1,149
Acquisition of investments	(86,400)	(223,752)
Proceeds from principal payments and sales of portfolio investments	90,741	196,382
Proceeds from sales of portfolio investments to STRS JV	41,797	75,415
Net changes in operating assets and liabilities:
Interest and dividend receivable	406	(342)
Escrow receivable	75	618
Prepaid expenses and other receivables	300	382
Amounts receivable on unsettled investment transactions	(754)	(3,288)
Amounts payable on unsettled investment transactions	—	331
Management fees payable	(187)	115
Incentive fees payable	2,200	(3,623)
Accounts payable and accrued expenses	(546)	(912)
Interest payable	1,102	1,685
Advances received from unfunded credit facilities	(470)	(288)
Net cash provided by / (used in) operating activities	74,568	64,111

Cash flows from financing activities
Proceeds from notes issued	34,500	—
Proceeds from issuance of common stock, net of offering costs	—	125
Borrowings	92,173	109,066
Repayments of debt	(169,499)	(152,417)
Deferred financing costs	(1,445)	(580)
Distributions paid to common stockholders, net of distributions reinvested	(26,729)	(23,728)
Net cash provided by / (used in) financing activities	(71,000)	(67,534)
Effect of exchange rate changes on cash	(53)	272
Net change in cash, cash equivalents and restricted cash	3,515	(3,151)
Cash, cash equivalents and restricted cash at beginning of period	26,264	22,468
Cash, cash equivalents and restricted cash at end of period	$29,779	$19,317

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$20,139	$12,517
Distributions reinvested	—	978
Non-cash exchanges of investments	5,520	25,000

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of September 30,
	2023	2022
Cash and cash equivalents	$10,627	$9,855
Restricted cash and cash equivalents	18,108	9,445
Restricted foreign currency	1,044	17
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$29,779	$19,317

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.49%	04/07/23	04/09/29	4,738	$4,607	$4,604	1.4%
M&M OpCo. LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.49%	04/07/23	04/09/29	—	—	—	—
									4,607	4,604	1.4
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.42%	12/16/22	12/18/28	4,817	4,691	4,769	1.5
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.42%	12/16/22	12/18/28	—	—	10	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	07/12/21	07/12/26	11,080	10,957	9,757	3.0
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.92%	07/12/21	07/12/26	1,182	1,169	1,041	0.3
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.50%	12.92%	06/29/23	06/29/28	8,944	8,689	8,762	2.7
									25,506	24,339	7.5
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	11.12%	08/05/22	08/01/29	14,479	12,294	12,799	4.0
									12,294	12,799	4.0
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	5.25%	10.88%	08/29/22	05/08/28	3,074	2,659	2,335	0.7
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	Second Lien Secured Term Loan	0.75%	SOFR	9.00%	14.66%	05/03/21	05/07/29	15,000	14,685	10,504	3.3
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.72%	10/13/22	10/13/27	9,405	9,215	9,180	2.8
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.49%	06/14/19	12/29/23	3,156	3,155	3,120	1.0
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.49%	06/14/19	12/29/23	205	205	201	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.42%	01/12/23	04/05/29	9,819	9,558	9,721	3.1
									39,477	35,061	11.0
Asset Management & Custody Banks
JZ Capital Partners Ltd.⁽⁴⁾⁽⁵⁾⁽²²⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.50%	01/26/22	01/26/27	10,286	10,149	10,219	3.2
JZ Capital Partners Ltd.⁽⁴⁾⁽⁵⁾⁽⁷⁾⁽²²⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	12.50%	01/26/22	01/26/27	—	—	39	—
									10,149	10,258	3.2
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.48%	12.99%	02/16/18	06/28/24	12,638	12,615	12,638	3.9
									12,615	12,638	3.9
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.52%	12/30/21	12/30/26	7,495	7,398	7,366	2.3
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.52%	12/30/21	12/30/26	—	—	(1)	—
									7,398	7,365	2.3
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	10.50%	15.92% (13.92% Cash + 2.00% PIK)	08/28/20	08/28/25	12,870	12,750	12,781	4.1
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	10.50%	15.92% (13.92% Cash + 2.00% PIK)	12/02/21	08/28/25	2,624	2,598	2,606	0.8
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	12/04/20	06/04/26	5,280	5,229	5,280	1.6
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	SOFR	8.25%	13.68%	07/03/19	07/03/24	13,896	13,849	13,896	4.3
									34,426	34,563	10.8
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.50%	12.01%	07/27/21	07/27/27	19,624	15,460	14,393	4.5
									15,460	14,393	4.5
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.92% (11.92% Cash + 1.00% PIK)	10/28/22	06/10/24	19,261	19,213	18,822	5.8
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.92% (11.92% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,983	1,954	0.6
									21,196	20,776	6.4

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.04%	10/28/19	10/29/26	16,235	$15,791	$16,165	5.0%
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽²⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.17% PIK	12/20/22	12/20/27	5,140	5,042	5,088	1.6
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽⁴⁾⁽²⁵⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	13.27% PIK	12/20/22	12/20/27	9,333	9,123	9,239	2.9
									29,956	30,492	9.5
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.54% (12.04% Cash + 1.50% PIK)	12/30/20	12/30/25	7,439	7,376	6,876	2.1
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.56%	14.38% (12.88% Cash + 1.50% PIK)	12/30/20	12/30/25	632	628	559	0.2
									8,004	7,435	2.3
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.68%	12/23/16	12/05/25	21,977	21,881	21,787	6.8
									21,881	21,787	6.8
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.29%	11/22/22	12/09/25	357	357	273	0.1
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁷⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	11.92%	11/22/22	01/08/26	5,171	4,969	984	0.3
									5,326	1,257	0.4
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.31%	11/16/21	12/01/26	7,860	7,585	7,231	2.2
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	2,875	2,875	2,709	0.8
									10,460	9,940	3.0
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.29%	08/27/21	08/27/26	9,490	9,421	9,351	2.9
									9,421	9,351	2.9
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.42% (11.92% Cash + 0.50% PIK)	09/15/21	09/15/26	12,852	12,701	12,311	3.9
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.42% (11.92% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(36)	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.1
									12,868	12,442	4.0
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.58%	13.05%	10/12/21	10/12/26	15,955	15,694	15,659	4.9
									15,694	15,659	4.9
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.29%	12/31/21	12/31/26	11,797	11,644	11,564	3.6
									11,644	11,564	3.6
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.17%	10/05/21	10/05/26	9,212	9,101	9,049	2.8
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.75%	13.17%	10/05/21	10/05/26	—	—	(9)	—
									9,101	9,040	2.8

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.67%	10/16/19	09/25/24	5,449	$5,440	$5,449	1.7%
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.67%	10/16/19	09/25/24	5,090	5,089	5,090	1.6
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	SOFR	10.00%	15.43% (11.68% Cash + 3.75% PIK)	11/25/20	11/25/25	6,328	6,269	6,328	2.0
PG Dental New Jersey Parent, LLC⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	9.50%	16.47% (12.72% Cash + 3.75% PIK)	11/25/20	11/25/25	704	697	704	0.2
									17,495	17,571	5.5
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	13.05%	02/23/22	02/23/28	20,409	20,035	18,980	5.9
									20,035	18,980	5.9
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.79%	06/25/21	06/25/26	13,462	13,306	13,331	4.1
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.79%	07/11/22	06/25/26	2,073	2,040	2,053	0.6
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.79%	06/25/21	06/25/24	—	—	(16)	—
									15,346	15,368	4.7
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.95%	10/12/21	10/12/26	20,669	20,416	20,251	6.3
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.95%	10/12/21	10/12/26	—	—	(21)	—
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	3.00%	SOFR	10.75%	16.18%	09/19/22	09/21/26	4,769	4,738	4,255	1.3
									25,154	24,485	7.6
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.52%	05/26/22	05/31/29	7,160	6,691	6,116	1.9
									6,691	6,116	1.9
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.21% (12.21% Cash + 1.00% PIK)	04/05/21	04/05/26	11,358	11,273	10,699	3.3
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	13.21% (12.21% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(47)	—
									11,273	10,652	3.3
Industrial Machinery & Supplies & Components
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.76%	06/09/22	06/01/29	7,356	6,735	6,482	2.0
									6,735	6,482	2.0
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.17%	04/25/22	04/24/26	7,432	7,337	7,066	2.2
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	15.06%	04/25/22	04/24/26	825	814	776	0.2
									8,151	7,842	2.4
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	02/28/19	02/28/24	9,107	9,100	9,107	2.8
									9,100	9,107	2.8
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.02%	11/12/21	11/12/26	3,797	3,750	3,727	1.2
									3,750	3,727	1.2

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	6.53%	12.07%	09/06/19	09/06/24	9,441	$9,367	$9,343	2.9%
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.43%	11.98%	09/06/19	09/06/24	4,650	4,628	4,601	1.4
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.92%	06/29/20	06/29/25	5,532	5,502	5,471	1.7
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,416	1,406	1,331	0.4
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,618	1,615	1,585	0.5
									22,518	22,331	6.9
Leisure Products
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.33% PIK	12/09/22	06/08/26	1,106	1,081	1,007	0.3
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.52% PIK	01/24/22	06/08/26	4,081	3,661	1,699	0.5
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	13.04%	12/27/22	12/27/27	10,372	10,108	10,271	3.2
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	13.04%	12/27/22	12/27/27	—	—	9	—
									14,850	12,986	4.0
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	13.43%	11/23/21	12/16/29	5,000	4,942	4,812	1.5
									4,942	4,812	1.5
Office Services & Supplies
American Crafts, LC⁽¹⁴⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.92% PIK	12/22/22	05/28/26	6,663	6,663	6,398	2.0
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.92% PIK	05/28/21	05/28/26	9,112	8,720	5,561	1.7
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.92% PIK	01/25/22	05/28/26	1,530	1,458	934	0.3
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.18%	04/12/19	04/12/24	11,159	11,128	11,159	3.5
Empire Office, Inc.	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.18%	08/17/21	04/12/24	4,618	4,596	4,618	1.4
									32,565	28,670	8.9
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.04%	11/04/22	11/04/27	4,618	4,524	4,574	1.4
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	13.04%	11/04/22	11/04/27	5,559	5,475	5,540	1.7
									9,999	10,114	3.1
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.92%	12/02/22	12/02/27	5,132	5,004	5,082	1.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.92%	12/02/22	12/02/27	467	460	472	0.1
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.92%	12/02/22	12/02/27	475	463	476	0.1
									5,927	6,030	1.8
Research & Consulting Services
Aeyon LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.88%	14.20%	02/10/22	02/10/27	8,843	8,723	8,842	2.7
ALM Media, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.54%	11/25/19	11/25/24	12,797	12,738	12,712	3.9
									21,461	21,554	6.6
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	11/16/21	11/16/27	11,700	11,539	11,465	3.6
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.15%	09/30/21	09/30/26	11,433	11,296	11,433	3.5
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.15%	09/30/21	09/30/26	—	—	8	—
									22,835	22,906	7.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	11.83%	07/19/19	N/A	84,416	84,416	84,416	26.2
									84,416	84,416	26.2

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.17% PIK	03/16/21	03/16/27	20,916	$19,568	$10,832	3.4%
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	Priority First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.42% PIK	07/14/23	03/16/27	883	862	862	0.3
									20,430	11,694	3.7
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.25%	14.76%	10/15/20	10/15/25	15,804	15,594	15,733	4.9
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.25%	14.67%	10/15/20	10/15/25	1,091	1,076	1,088	0.3
									16,670	16,821	5.2

Total Debt Investments									$697,826	$668,427	207.5%

Equity Investments(24)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	222	$272	$286	0.1%
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	277	333	361	0.1
									605	647	0.2
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,360	0.4
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	775	0.2
									1,614	2,135	0.6
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	1,194	0.4
									423	1,194	0.4
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	N/A	14.00% PIK	03/16/23	N/A	—	4,537	259	0.1
									4,537	259	0.1
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,537	1.1
									2,890	3,537	1.1
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	N/A	12/28/18	12/08/25	360	360	178	0.1
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	232	6	9	—
									366	187	0.1
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	38	—
									167	38	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	825	1,123	0.3
									825	1,123	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,012	0.3
									788	1,012	0.3

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	$851	$1,636	0.5%
									851	1,636	0.5
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,447	0.4
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	615	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	361	0.1
									1,926	2,423	0.7
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	123	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	06/28/28	1	793	50	—
									2,734	173	—
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	219	0.1
									400	219	0.1
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	200	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	238	0.1
									600	438	0.2
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	998	0.3
									840	998	0.3
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,344	6.9
									21,104	22,344	6.9

Total Equity Investments									$45,980	$38,363	11.8%

Total Investments									$743,806	$706,790	219.3%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,019	CAD	$772	USD	11/8/23	$22	$—
Total							$22	$—

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA” or “S”), or the U.S. Prime Rate (“Prime” or “P”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.4% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2023. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 219.3% of the Company’s net assets or 94.7% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, SF and P. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new first lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	The issuer is domiciled in Guernsey.
(23)	The issuer is domiciled in Canada.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2023

(in thousands)

(24)	Ownership of certain equity investments may occur through a holding company or partnership.
(25)	Investment is structured with a PIK period beginning with the first interest payment date through December 20, 2023, whereby accrued interest due on the loan is capitalized and added to the unpaid principal balance of the loan.

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.50%	11.64%	10/28/22	06/10/24	19,228	$19,126	$18,525	5.57%
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	7.50%	11.64% (10.64% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,963	1,964	0.59
									21,089	20,489	6.16
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.73% (11.23% Cash + 0.50% PIK)	10/28/19	10/29/26	16,350	15,794	15,859	4.77
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.17% PIK	12/20/22	12/20/27	4,667	4,551	4,551	1.37
US Methanol Midco LLC (d/b/a US Methanol LLC)⁽⁷⁾⁽²⁴⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	12.17% PIK	12/20/22	12/20/27	—	—	—	—
									20,345	20,410	6.14
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	12/30/20	12/30/25	7,079	6,994	6,727	2.01
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.88%	12.28%	12/30/20	12/30/25	779	772	732	0.22
									7,766	7,459	2.23
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	LIBOR	8.25%	12.37%	12/23/16	06/07/24	22,911	22,776	22,817	6.86
									22,776	22,817	6.86
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.80%	11/22/22	12/09/25	357	357	330	0.10
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁹⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	10.92%	11/22/22	01/08/26	5,171	5,108	3,841	1.16
									5,465	4,171	1.26
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	10.30%	11/16/21	11/16/26	7,920	7,578	6,731	2.03
Sklar Holdings, Inc. (d/b/a Starco)	First Lien Secured Term Loan	1.00%	Prime	8.75%	16.25% (14.25% Cash + 2.00% PIK)	11/13/19	05/13/23	7,353	7,302	6,537	1.97
									14,880	13,268	4.00
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.48%	08/27/21	08/27/26	11,302	11,199	10,833	3.26
									11,199	10,833	3.26
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	13,053	12,861	12,663	3.80
EducationDynamics, LLC(4)(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(26)	(0.01)
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	11.39% (10.89% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(18)	(0.01)
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.05
									13,028	12,786	3.83
Electric Utilities
CleanChoice Energy, Inc. (d/b/a CleanChoice)	First Lien Secured Term Loan	1.00%	LIBOR	7.25%	11.33%	10/12/21	10/12/26	10,500	10,341	10,411	3.13
									10,341	10,411	3.13
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	12/31/21	12/31/26	11,887	11,697	11,559	3.48
Industrial Specialty Services USA LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	11.41%	12/31/21	12/31/26	674	663	649	0.20
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	2,783	2,709	2,713	0.82
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹³⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	CDOR	6.75%	11.61%	09/30/22	09/28/29	3,837	2,729	2,749	0.83
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾⁽²²⁾	First Lien Secured Term Loan	0.00%	SONIA	6.75%	10.18%	09/30/22	09/28/29	168	182	199	0.06
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	53	51	52	0.02
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽⁷⁾⁽¹⁵⁾⁽²³⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	—	—	(62)	(0.02)
									18,031	17,859	5.39

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2022

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation

Morgan Stanley	C$	327	CAD	$241	USD	1/27/23	$—	$—
Morgan Stanley		£59	GBP	$69	USD	1/27/23	—	(3)

Total							$—	$(3)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”), SOFR, CDOR, SONIA, or Prime, which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and PIK interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.8% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 228.75% of the Company’s net assets or 95.4% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to different base rates, L or SF and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with STRS Ohio, to create STRS JV, a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

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

September 30, 2023

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on an index rate such as SOFR and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2023 and December 31, 2022.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2023 or December 31, 2022. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2019 remain subject to examination by the Internal Revenue Service.

As of September 30, 2023 and December 31, 2022, the cost of investments for federal income tax purposes was $746,435 and $784,812 resulting in net unrealized depreciation of $39,646 and $24,584, respectively. This is comprised of gross unrealized appreciation of $9,944 and $7,881 and gross unrealized depreciation of $49,590 and $32,465, on a tax basis, as of September 30, 2023 and December 31, 2022, respectively.

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

September 30, 2023

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance was effective from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The adoption of this ASU did not have a material impact on the consolidated financial statements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Realized gain (loss) on forward currency contracts	$(9)	$—	$(12)	$(8)
Unrealized appreciation (depreciation) on forward currency contracts	31	10	25	10
Total net realized and unrealized gains (losses) on forward currency contracts	$22	$10	$13	$2

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of September 30, 2023 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,019	CAD	$772	USD	11/8/23	$22	$—
Total							$22	$—

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
Average USD notional outstanding	2023	2022	2023	2022
Forward currency contracts	$674	$125	$489	$186

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2023 and December 31, 2022.

	As of September 30, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$22	$—	$—	$—	$—	$—	$—	$22	$—
Total	$22	$—	$—	$—	$—	$—	$—	$22	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

	As of December 31, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Morgan Stanley (GBP)	—	3	—	—	—	—	—	—	3
Total	$—	$3	$—	$—	$—	$—	$—	$—	$3
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of September 30, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$588,647	$567,544	$631,091	$618,267
Second lien secured loans	24,596	16,300	24,685	20,634
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	84,416	84,416	80,000	80,000
Equity (excluding STRS JV)	24,876	16,019	26,486	21,000
Equity in STRS JV	21,104	22,344	20,000	20,160
Total	$743,806	$706,790	$782,429	$760,228

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2023		As of December 31, 2022
Advertising	$5,251	0.9%	$154	—%
Air Freight & Logistics	24,339	4.1	16,107	2.4
Alternative Carriers	12,799	2.1	12,068	1.8
Application Software	35,061	5.8	27,117	4.1
Asset Management & Custody Banks	10,258	1.7	10,144	1.5
Automotive Retail	12,638	2.1	14,363	2.2
Broadcasting	7,365	1.2	7,780	1.2
Broadline Retail	36,698	6.1	37,191	5.6
Building Products	15,587	2.6	24,362	3.7
Cable & Satellite	20,776	3.5	20,489	3.1
Commodity Chemicals	30,492	5.1	20,410	3.1
Construction Materials	7,435	1.2	7,459	1.1
Data Processing & Outsourced Services	21,787	3.6	22,817	3.5
Distributors	1,257	0.2	4,171	0.6
Diversified Chemicals	10,199	1.7	13,268	2.0
Diversified Financial Services	3,537	0.6	3,788	0.7
Diversified Support Services	9,538	1.6	11,035	1.7
Education Services	12,480	2.1	12,869	1.9
Electric Utilities	15,659	2.6	10,411	1.7
Environmental & Facilities Services	12,687	2.1	18,459	2.8
Health Care Facilities	9,040	1.5	10,131	1.5
Health Care Services	17,571	2.9	23,333	3.5
Health Care Supplies	18,980	3.2	23,090	3.5
Heavy Electrical Equipment	15,368	2.6	14,520	2.2
Home Furnishings	24,485	4.1	24,780	3.8
Household Appliances	6,116	1.0	6,615	1.0
Household Products	10,652	1.8	11,153	1.7
Industrial Machinery & Supplies & Components	7,494	1.2	9,874	1.5
Interactive Media & Services	9,478	1.6	9,488	1.4
Investment Banking & Brokerage	9,107	1.5	18,240	2.8
IT Consulting & Other Services	6,150	1.0	15,408	2.3
Leisure Facilities	22,504	3.8	21,979	3.3
Leisure Products	12,986	2.2	13,366	2.0
Life Sciences Tools & Services	4,812	0.8	4,824	0.8
Office Services & Supplies	28,670	4.8	25,832	3.9
Packaged Foods & Meats	—	—	10,941	1.7
Paper & Plastic Packaging Products & Materials	219	—	283	0.1
Personal Care Products	—	—	13,482	2.0
Real Estate Development	10,114	1.7	8,103	1.2
Real Estate Operating Companies	6,468	1.1	5,909	0.9
Research & Consulting Services	21,554	3.6	21,896	3.3
Specialized Consumer Services	23,904	4.0	37,819	5.7
Specialized Finance(1)	—	—	—	—
Systems Software	11,694	1.9	17,847	2.7
Technology Hardware, Storage & Peripherals	16,821	2.8	16,693	2.5
Total(1)	$600,030	100.0%	$660,068	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

As of September 30, 2023, the portfolio companies underlying the investments are all located in the United States and its territories, except for JZ Capital Partners Ltd., which is domiciled in Guernsey and Trimlite Buyer, LLC, which is domiciled in Canada. As of September 30, 2023 and December 31, 2022, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 3.0 years and 3.4 years, respectively.

As of September 30, 2023 the total cost basis of non-accrual loans was $38,376 and the total fair value of non-accrual loans was $20,010. As of December 31, 2022, there were no loans on non-accrual status.

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

September 30, 2023

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2022	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$(6,605)	$(339)	$564	$—
Playmonster Group LLC	Priority First Lien Secured Term Loan	91	176	904	—	—	(73)	1,007
Playmonster Group LLC	First Lien Secured Term Loan	(85)	2,977	—	—	—	(1,278)	1,699
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	182	—	2,874	—	—	(165)	2,709
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	4,537	—	—	(4,278)	259
Total Non-controlled affiliates		$272	$9,533	$8,315	$(6,605)	$(339)	$(5,230)	$5,674
Controlled affiliates
American Crafts, LC	Priority First Lien Secured Term Loan	$443	$—	$6,662	$—	$—	$(264)	$6,398
American Crafts, LC	First Lien Secured Term Loan	568	—	7,491	—	—	(1,930)	5,561
American Crafts, LC	First Lien Secured Delayed Draw Loan	95	—	1,259	—	—	(325)	934
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	6,990	80,000	4,416	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	4,410	20,160	1,104	—	—	1,080	22,344
Total Controlled affiliates		$12,506	$100,160	$20,932	$—	$—	$(1,439)	$119,653
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

September 30, 2023

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

September 30, 2023

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

In January 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC, with a total cost basis of $7,045, converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. In June 2022, the PlayMonster LLC first lien secured revolving loan investment was fully realized. A portion of the PlayMonster LLC first lien secured revolving loan investment restructured into the existing Playmonster Group LLC first lien secured term loan, with a total cost basis of $437.

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into an LLC operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware LLC. STRS Ohio and the Company committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. In July 2019, STRS JV formally launched operations. STRS JV invests primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

across a broad range of industries that typically carry a floating interest index rate such as SOFR and have a term of three to six years.

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

As of September 30, 2023 and December 31, 2022, STRS JV had total assets of $329,669 and $305,296, respectively. STRS JV’s portfolio consisted of debt investments in 32 portfolio companies as of September 30, 2023 and 28 portfolio companies as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,938 and $20,086, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $82,807 and $77,635 as of September 30, 2023 and December 31, 2022, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of September 30, 2023, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of September 30, 2023. As of September 30, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded.

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

September 30, 2023

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

As of September 30, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as SOFR plus a spread of 2.72%, SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of September 30, 2023, STRS JV had $163,995 of outstanding borrowings and an interest rate outstanding of 7.7% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of September 30, 2023:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.29%	02/18/22	12/15/26	9,123	$9,006	$8,941	26.3%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.29%	03/11/22	12/15/26	3,062	3,023	3,001	8.8
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.29%	02/18/22	12/15/26	—	—	(4)	—
									12,029	11,938	35.1
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.15%	02/17/22	06/15/26	3,550	3,508	3,523	10.4
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	11.15%	02/17/22	06/15/26	—	—	3	—
									3,508	3,526	10.4
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.02%	07/19/19	07/01/25	18,957	18,829	18,957	55.8
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.02%	07/19/19	07/01/25	—	—	6	—
									18,829	18,963	55.8
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.79%	11/09/20	11/05/25	14,162	14,042	13,812	40.7
									14,042	13,812	40.7
Construction & Engineering
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.27%	03/17/23	02/07/28	4,466	4,348	4,392	12.9
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.42%	03/17/23	02/07/28	576	561	568	1.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.11%	03/17/23	02/07/28	188	184	188	0.6
Road Safety Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.79%	12.21%	12/31/19	03/18/25	10,834	10,733	10,834	31.9
									15,826	15,982	47.1
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)	First Lien Secured Term Loan	1.00%	CDOR	6.50%	12.01%	01/22/20	12/19/24	19,552	15,052	14,396	42.3
Geo Logic Systems Ltd.(7)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	12.01%	01/22/20	12/19/24	—	—	6	—
									15,052	14,402	42.3
Diversified Support Services
Quest Events, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.79% (12.29% Cash + 0.50% PIK)	07/19/19	06/30/25	11,755	11,702	11,543	33.9
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.79% (12.29% Cash + 0.50% PIK)	07/19/19	06/30/25	468	465	453	1.3
									12,167	11,996	35.2
Drug Retail
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.48%	04/11/23	03/01/29	5,065	4,928	5,017	14.8
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.48%	04/11/23	03/01/29	—	—	9	—
									4,928	5,026	14.8

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.04%	06/28/21	04/30/26	13,364	$13,223	$13,231	38.9%
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.04%	06/28/21	04/30/26	—	—	—	—
									13,223	13,231	38.9
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.65%	03/01/22	12/29/26	11,220	11,092	11,110	32.8
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.53%	03/01/22	12/29/26	2,306	2,280	2,284	6.7
Juniper Landscaping Holdings LLC(11)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.73%	12.27%	03/01/22	12/29/26	656	649	651	1.9
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.75%	12.05% (8.55% Cash + 3.50% PIK)	03/23/23	09/28/29	2,807	2,742	2,779	8.2
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CDOR	6.75%	12.26% (8.76% Cash + 3.50% PIK)	03/23/23	09/28/29	3,873	2,756	2,823	8.3
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.75%	11.93% (8.43% Cash + 3.50% PIK)	03/23/23	09/28/29	171	206	206	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	12.05%	03/23/23	09/28/29	368	359	364	1.1
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.75%	11.95%	03/23/23	09/28/29	615	749	749	2.2
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	12.05%	03/23/23	09/28/29	—	—	—	—
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	08/09/23	08/01/29	6,000	5,854	5,854	17.2
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.03%	08/09/23	08/01/29	180	176	176	0.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.92%	08/09/23	08/01/29	—	—	—	—
									26,863	26,996	79.5
Health Care Supplies
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.99%	07/27/23	07/11/29	2,666	2,602	2,602	7.7
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.99%	07/27/23	07/11/29	—	—	—	—
									2,602	2,602	7.7
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	10.22%	05/04/22	04/28/28	6,592	6,831	6,900	20.3
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.54%	05/04/22	04/28/28	1,004	989	994	2.9
									7,820	7,894	23.2
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.37%	SOFR	6.66%	12.18%	02/18/22	02/01/27	12,259	12,056	12,063	35.5
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.92%	02/18/22	02/01/27	574	567	564	1.7
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.65%	03/25/22	03/08/27	6,578	6,510	6,578	19.3
									19,133	19,205	56.5
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	05/19/20	05/15/25	2,762	2,745	2,762	8.1
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.92%	05/19/20	05/15/25	2,357	2,350	2,357	6.9
									5,095	5,119	15.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.02%	03/27/23	11/12/26	9,905	$9,693	$9,723	28.6%
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Term Loan	1.00%	LIBOR	6.25%	11.68% (11.43% Cash + 0.25% PIK)	07/16/21	05/04/26	2,830	3,865	3,371	9.9
Cennox, Inc. (d/b/a Cennox)(9)	First lien Secured Term Loan	1.00%	EurIBOR	6.50%	10.40% (10.15% Cash + 0.25% PIK)	06/28/22	05/04/26	9,440	9,853	9,817	28.9
Cennox Holdings Limited (d/b/a Cennox)(8)	First lien Secured Revolving Loan	1.00%	SONIA	6.25%	11.56% (11.31% Cash + 0.25% PIK)	07/16/21	05/04/26	864	1,180	1,029	3.0
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First lien Secured Term Loan	1.00%	SOFR	6.75%	12.21%	05/10/23	04/10/29	6,263	6,092	6,136	18.0
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.21%	05/10/23	04/10/29	—	—	1	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.21%	05/10/23	04/10/28	—	—	5	—
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.54%	01/27/21	12/31/26	11,065	10,944	10,960	32.2
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.52%	01/27/21	12/31/26	2,984	2,949	2,956	8.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.49%	01/27/21	12/31/26	533	527	530	1.6
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.45%	08/10/21	09/02/26	6,041	5,971	5,980	17.6
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.45%	08/10/21	09/02/26	—	—	—	—
									51,074	50,508	148.5
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92% (11.17% Cash + 0.75% PIK)	10/21/19	06/28/25	7,023	6,982	6,953	20.4
									6,982	6,953	20.4
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	7.66%	13.20%	10/07/22	09/29/28	6,606	6,495	6,484	19.1
Max Solutions, Inc.(6)(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.66%	13.20%	10/07/22	09/29/28	—	—	(22)	(0.1)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	7.66%	13.20%	10/07/22	09/29/28	—	—	—	—
									6,495	6,462	19.0
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.24%	10/21/19	08/13/25	5,713	5,654	5,675	16.7
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.22%	10/21/19	08/13/25	222	221	219	0.6
									5,875	5,894	17.3
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.65%	12/16/21	11/01/27	12,194	13,571	12,767	37.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.43%	12/16/21	11/01/27	974	960	965	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.42%	10/01/22	11/01/27	885	872	876	2.6
Meta Buyer LLC (d/b/a Metagenics, Inc.)(11)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.77%	11.92%	12/16/21	11/01/27	1,508	1,486	1,493	4.4
									16,889	16,101	47.3
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.72%	12/28/21	10/19/26	9,579	9,462	9,374	27.6
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.12%	11.98%	02/18/22	10/19/26	2,404	2,372	2,358	6.9
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.72%	02/18/22	10/19/26	—	—	(10)	—
									11,834	11,722	34.5

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	03/01/22	01/21/27	7,946	$7,840	$7,096	20.9%
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.92%	03/01/22	01/21/27	725	715	648	1.9
									8,555	7,744	22.8
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.29%	07/15/21	06/23/27	8,798	8,728	8,707	25.6
									8,728	8,707	25.6
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	08/10/21	07/30/27	14,990	14,798	14,839	43.6
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.92%	08/10/21	07/30/27	4,098	4,045	4,056	11.9
									18,843	18,895	55.5
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.94%	06/22/21	02/24/26	9,366	9,267	9,272	27.3
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.94%	06/22/21	02/24/26	—	—	—	—
									9,267	9,272	27.3

Total Investments									$315,659	$312,950	920.4%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	655	CAD	$496	USD	11/8/23	$13	$—
Morgan Stanley		€1,932	EUR	$2,142	USD	11/8/23	95	—
Morgan Stanley		£1,206	GBP	$1,553	USD	11/8/23	81	—
Total							$189	$—
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, SOFR, SONIA, CDOR, Prime, Euro Interbank Offered Rate (“EurIBOR” or “E”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 920.4% of STRS JV’s members’ equity or 94.9% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to different base rates, SOFR, SONIA or CDOR and P, respectively. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)	The issuer is domiciled in the United Kingdom.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

September 30, 2023

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

As of September 30, 2023 and December 31, 2022, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of September 30, 2023 and December 31, 2022, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $19,886, and $24,549 under delayed draw term loan commitments and undrawn revolvers as of September 30, 2023 and December 31, 2022, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022:

Selected Balance Sheet Information ($ in thousands)	As of September 30, 2023	As of December 31, 2022
Assets
Investments, at fair value (amortized cost of $315,659 and $287,940, respectively)	$312,950	$284,259
Cash and cash equivalents	14,231	18,960
Interest receivable	2,147	1,404
Unrealized appreciation on foreign currency forward contracts	189	—
Other assets	152	673
Total assets	$329,669	$305,296
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,032 and $1,643, respectively)	$161,963	$150,634
Note payable to members	128,459	120,000
Interest payable on credit facility	990	796
Interest payable on notes to members	3,733	3,069
Unrealized depreciation on foreign currency forward contracts	—	75
Other liabilities	523	483
Total liabilities	295,668	275,057
Members’ equity	34,001	30,239
Total liabilities and members’ equity	$329,669	$305,296

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information ($ in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and fee income	$10,629	$7,858	$29,081	$20,985
Total investment income	$10,629	$7,858	$29,081	$20,985
Interest expense on credit facility	3,941	2,034	10,608	4,919
Interest expense on notes to members	3,734	2,630	10,604	6,611
Administrative fee	168	161	488	475
Other expenses	126	128	476	513
Total expenses	$7,969	$4,953	$22,176	$12,518
Net investment income	2,660	2,905	6,905	8,467
Net realized gains (losses) on investments and foreign currency transactions	(57)	130	31	250
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	661	(286)	1,367	1,306
Net increase in members’ equity resulting from operations	$3,264	$2,749	$8,303	$10,023

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2023 and year ended December 31, 2022, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

September 30, 2023

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$567,544	$567,544
Second lien secured loans	—	—	16,300	16,300
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	16,019	16,019
Equity in STRS JV(1)	—	—	—	22,344
Total investments	$—	$—	$684,446	$706,790
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at $22 as of September 30, 2023, are characterized in Level 2 of the hierarchy.

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

September 30, 2023

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended September 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$592,900	$17,132	$167	$81,472	$15,752	$707,423
Funding of investments	21,129	—	—	2,944	15	24,088
Non-cash interest income	874	—	—	—	—	874
Accretion of discount	1,191	22	—	—	—	1,213
Proceeds from paydowns and sales	(42,592)	(155)	—	—	—	(42,747)
Realized gains (losses)	(383)	—	—	—	—	(383)
Net unrealized appreciation (depreciation)	(5,575)	(699)	—	—	252	(6,022)
Fair value, end of period	$567,544	$16,300	$167	$84,416	$16,019	$684,446
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2023	$(5,742)	$(700)	$—	$—	$253	$(6,189)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Nine months ended September 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	85,603	—	—	4,416	798	90,817
Non-cash interest income	4,542	—	—	—	—	4,542
Accretion of discount (premium)	3,218	65	—	—	—	3,283
Proceeds from paydowns and sales	(130,788)	(155)	—	—	(6,605)	(137,548)
Conversions	(4,537)	—	—	—	4,537	—
Realized gains (losses)	(483)	—	—	—	(339)	(822)
Net unrealized appreciation (depreciation)	(8,278)	(4,244)	—	—	(3,372)	(15,894)
Fair value, end of period	$567,544	$16,300	$167	$84,416	$16,019	$684,446
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2023	$(9,858)	$(4,245)	$—	$—	$(3,935)	$(18,038)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2022:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Three months ended September 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$614,859	$22,063	$167	$80,000	$27,111	$744,200
Funding of investments	52,893	—	—	—	408	53,301
Non-cash interest income	594	3	—	—	—	597
Accretion of discount	1,039	21	—	—	—	1,060
Proceeds from paydowns and sales	(48,549)	—	—	—	(1,011)	(49,560)
Realized gains (losses)	45	—	—	—	154	199
Net unrealized appreciation (depreciation)	(4,936)	(1,704)	—	—	(669)	(7,309)
Fair value, end of period	$615,945	$20,383	$167	$80,000	$25,993	$742,488
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2022	$(4,689)	$(1,702)	$—	$—	$(384)	$(6,775)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Subordinated	Notes to STRS		Total
Nine months ended September 30, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	222,667	—	—	20,000	1,085	243,752
Non-cash interest income	1,548	5	—	—	—	1,553
Accretion of discount (premium)	3,972	64	—	—	—	4,036
Proceeds from paydowns and sales	(293,935)	—	—	—	(2,862)	(296,797)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(16,994)	(1,024)	—	—	1,919	(16,099)
Net unrealized appreciation (depreciation)	5,515	(2,312)	—	—	(761)	2,442
Fair value, end of period	$615,945	$20,383	$167	$80,000	$25,993	$742,488
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2022	$(6,691)	$(3,336)	$—	$—	$(600)	$(10,627)

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

September 30, 2023

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	September 30, 2023	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$560,187	Discounted cash flow analysis	Discount rate	11.7% - 30.0% (14.8%)
	862	Recent transaction	Transaction price	97.0 - 98.0 (98.0)
	6,495	Enterprise value analysis	EBITDA multiple	8.0 - 8.0 (8.0)
Second lien secured loans	15,316	Discounted cash flow analysis	Discount rate	14.0% - 23.1% (20.2%)
	984	Option pricing model	Volatility	32.0 - 32.0 (32.0)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	4.0% - 4.0% (4.0%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	2,929	Discounted cash flow analysis	Discount rate	16.4% - 30.0% (18.3%)
	7,055	Enterprise value analysis	EBITDA multiple	5.5 - 13.0 (8.6)
Preferred equity	775	Discounted cash flow analysis	Discount rate	21.0% - 30.0% (21.0%)
	1,673	Enterprise value analysis	EBITDA multiple	5.1 - 10.5 (6.2)
Warrant	3,587	Discounted cash flow analysis	Discount rate	27.2% - 29.1% (27.3%)
Total Level 3 Investments	$684,446
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2022	Techniques	Inputs	(Weighted Average) (1)
First lien secured loans	$536,259	Discounted cash flow analysis	Discount rate	10.0% - 30.0% (13.8%)
	67,878	Recent transaction	Transaction price	83.1 - 100.0 (95.0)
	14,130	Expected repayment	Transaction price	100.0 - 101.0 (100.5)
Second lien secured loans	20,634	Discounted cash flow analysis	Discount rate	13.2% - 25.0% (18.9%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	4.0% - 4.0% (4.0%)
Subordinated Notes to STRS JV	80,000	Enterprise value analysis	n/a	n/a
Common equity	9,990	Discounted cash flow analysis	Discount rate	15.6% - 25.9% (22.4%)
	4,735	Enterprise value analysis	EBITDA multiple	5.0 - 11.8 (8.3)
	400	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	714	Discounted cash flow analysis	Discount rate	20.0% - 22.5% (20.0%)
	194	Enterprise value analysis	EBITDA multiple	8.0 - 9.5 (8.6)
	926	Enterprise value analysis	Revenue multiple	0.5 - 0.5 (0.5)
	200	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Warrant	3,841	Discounted cash flow analysis	Discount rate	25.9% - 27.2% (27.2%)
Total Level 3 Investments	$740,068
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

September 30, 2023

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

The following table presents the principal amount and fair value of the Company’s borrowings as of September 30, 2023 and December 31, 2022. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of September 30, 2023, the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of September 30, 2023, the 7.875% notes due 2028 (the “7.875% 2028 Notes”) fair value approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion.

		As of September 30, 2023		As of December 31, 2022
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$208,632	$206,837	$255,145	$252,799
6.000% 2023 Notes	3	—	—	30,000	30,382
5.375% 2025 Notes	3	40,000	37,380	40,000	37,474
5.375% 2026 Notes	3	10,000	9,034	10,000	9,149
4.000% 2026 Notes	3	75,000	64,870	75,000	67,912
5.625% 2027 Notes	3	10,000	8,867	10,000	9,063
4.250% 2028 Notes	3	25,000	20,223	25,000	21,981
7.875% 2028 Notes	3	34,500	33,140	—	—
		$403,132	$380,351	$445,145	$428,760

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

$1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage for borrowed amounts were 179.9% and 174.7%, respectively.

Total borrowings outstanding and available as of September 30, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$208,632	$206,837	$126,368
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,728	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,907	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,907	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,895	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,732	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,140	—
Total debt			$403,132	$398,146	$126,368
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)(2)	11/22/2025	L+2.350%	$255,145	$252,799	$79,855
6.000% 2023 Notes	8/7/2023	6.000%	30,000	29,893	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,629	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,885	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,652	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,876	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,693	—
Total debt			$445,145	$440,427	$79,855
(1)	The JPM Credit Facility bore interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and for borrowings above $285,000, a rate of SOFR plus 2.50% is applied.
(2)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

September 30, 2023

(in thousands, except share and per share data)

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

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EURIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $564,349 as of September 30, 2023. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of September 30, 2023, the Company had $208,632 in outstanding borrowings and $126,368 undrawn under the Credit Facility. Weighted average outstanding borrowings were $235,255 and $245,823 at a weighted average interest rate of 7.79% and 7.49% for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, the interest rate in effect on outstanding borrowings was 7.90%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of September 30, 2023, $126,368 was available to be drawn by the Company based on these requirements.

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

6.000% 2023 Notes: On July 13, 2018, the Company entered into an agreement (the “2023 Note Purchase Agreement”) to sell in a private offering $30,000 aggregate principal amount of senior unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Interest on the 6.000% 2023 Notes was payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.00%. This interest rate was subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes were general unsecured obligations of the Company that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

closing of the transaction occurred on August 7, 2018. The Company used the net proceeds from this offering, together with cash on hand, to redeem existing debt. On August 7, 2023, the 6.000% 2023 Notes matured and were fully repaid by the Company.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

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

7.875% 2028 Notes: On August 24, 2023, the Company completed a public offering of 7.875% 2028 Notes in aggregate principal amount of $30,000, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Additionally, the offering included an overallotment feature for up to an additional $4,500 of aggregate principal amount under the same terms as the initial offering. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4,500, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34,500. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL.”

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2018, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on November 1, 2023. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

The following table details our management fee expenses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
Management Fee ($ in thousands)	2023	2022	2023	2022
Base management fee	$3,673	$3,881	$11,089	$11,741
Total management fees	$3,673	$3,881	$11,089	$11,741

As of September 30, 2023 and December 31, 2022, management fees payable on the consolidated statements of assets and liabilities were $3,673 and $3,860, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
Performance-based Incentive Fee ($ in thousands)	2023	2022	2023	2022
Income incentive fee	$2,703	$2,159	$8,027	$6,094
Capital gains incentive fee	—	(1,132)	—	(1,803)
Total performance-based incentive fees	$2,703	$1,027	$8,027	$4,291

As of September 30, 2023 and December 31, 2022, incentive fees payable on the consolidated statements of assets and liabilities were $7,818 and $5,618, respectively. As of September 30, 2023 and December 31, 2022, they were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three and nine months ended September 30, 2023, the Company incurred $171 and $512 of allocated administrative service fees, respectively. During the three and nine months ended September 30, 2022, the Company incurred $171 and $512 of allocated administrative service fees, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

Co-investments with Related Parties: As of September 30, 2023 and December 31, 2022, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of September 30, 2023 and December 31, 2022, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $4,775,898 and $4,415,678, respectively.

STRS JV: For the three and nine months ended September 30, 2023, the Company sold $8,844 and $47,317 of investments to STRS JV and recognized $1 and $99 of net realized losses, respectively. For the three and nine months ended September 30, 2022, the Company sold zero and $100,415 of investments to STRS JV and recognized zero and $65 of net realized gains, respectively.

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

The balance of unfunded commitments to extend credit was $26,918 and $56,190 as of September 30, 2023 and December 31, 2022, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of September 30, 2023 and December 31, 2022:

Unfunded Commitments(1) ($ in thousands)	As of September 30, 2023	As of December 31, 2022
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$—	$113
Bridgepoint Healthcare, LLC	1,588	1,588
Claridge Products and Equipment, LLC	351	204
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	647	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Industrial Specialty Services USA LLC	—	508
Inspired Beauty Brands, Inc.	—	265
Leviathan Intermediate Holdco, LLC	570	494
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	—	1,024
MSI Information Services, Inc.	225	1,050
M&M OpCo. LLC (d/b/a Escalent, Inc.)	238	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	96	—
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	—	899
PFB Holdco, Inc. (d/b/a PFB Corporation)	—	296
PG Dental New Jersey Parent, LLC	—	352
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	3,134	2,299
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	386	603
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	238	397
The Kyjen Company, LLC (d/b/a Outward Hound)	798	—
Total unfunded revolving loan commitments	13,125	15,593

Delayed Draw Loan Commitments:
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	159	—
Bridgepoint Healthcare, LLC	—	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	4,063
EducationDynamics, LLC	—	1,709
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	2,167
JZ Capital Partners Ltd.	5,714	5,714
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	—	2,090
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	1,683	2,097
Solar Holdings Bidco Limited(1)(2)	—	4,008
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	6,237	8,217
Telestream Holdings Corporation	—	346
True Blue Car Wash, LLC	—	59
US Methanol Midco LLC (d/b/a US Methanol LLC)	—	9,333
Total unfunded delayed draw loan commitments	13,793	40,597
Total Unfunded Commitments	$26,918	$56,190

(1) Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

(2) Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be US dollars, Canadian dollars or British pounds.

As of September 30, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $80,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

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

On March 15, 2021, the Company previously launched an ATM Program by entering into an Equity Distribution Agreement with Raymond James & Associates, Inc. pursuant to which the Company would offer and sell, from time to time, through Raymond James & Associates, Inc., as the sales agent, shares of its common stock having an aggregate offering amount of up to $35,000. Through the Equity Distribution Agreement with Raymond James & Associates, Inc., the Company sold 276,300 shares of its common stock at a weighted-average price of $15.77 per share, which amounted to $4,359 in gross proceeds. The Company received net proceeds of $4,272 after deducting commissions to the sales agent, but before offering expenses. The Company’s Equity Distribution Agreement with Raymond James & Associates, Inc. is no longer effective.

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands except share and per share amounts)	2023	2022	2023	2022
Shares Issued from ATM Program	—	—	—	16,678
Shares Issued from DRIP	—	—	—	63,743
Total Shares Issued	—	—	—	80,421
Proceeds, before offering expenses	$—	$—	$—	$1,225
Average Price Per Share(1)	$—	$—	$—	$15.23

(1)	No shares were issued during the three and nine months ended September 30, 2023. The average price per share for the three and nine months ended September 30, 2022, inclusive of offering expenses, was zero and $13.72 per share, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2023	2022
Per share data:(1)
Net asset value, beginning of period	$14.30	$15.10
Net investment income	1.38	1.13
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.65)	(0.40)
Net increase in net assets resulting from operations	0.73	0.73
Distributions declared from net investment income	(1.16)	(1.07)
Net asset value, end of period	$13.87	$14.76
Total annualized return based on market value(2)	(2.87)%	(37.95)%
Total annualized return based on net asset value	6.86%	6.49%
Net assets, end of period	$322,295	$343,019
Per share market value at end of period	$12.77	$11.10
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	15.14%	11.95%
Ratio of incentive fees to average net assets	3.24%	1.64%
Ratio of total expenses to average net assets(4)	18.38%	13.59%
Ratio of net investment income to average net assets(4)	12.97%	10.05%
Portfolio turnover ratio	11.76%	28.41%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2023	2022	2023	2022
Net increase in net assets resulting from operations	$5,599	$3,845	$16,986	$16,901
Weighted average shares outstanding	23,243,088	23,243,088	23,243,088	23,224,990
Basic and diluted per share net increase in net assets resulting from operations	$0.24	$0.17	$0.73	$0.73

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2023

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

On November 1, 2023, the Company’s board of directors approved, and the Company entered into, an amended and restated investment advisory agreement with the Investment Adviser, effective as of January 1, 2024, pursuant to which the base management fee rate is reduced to 1.75% from 2.00%.

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically carry a floating interest index rate such as the Secured Overnight Financing Rate, or SOFR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We expect to generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

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

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of the London Interbank Offer Rate, or LIBOR, by 2021. One-week and two-month U.S. dollar LIBOR and non-U.S. LIBOR ceased at the end of 2021 and the remaining U.S. dollar LIBOR tenors ceased after

June 30, 2023. In light of feedback received, the FCA proposed that the one-, three- and six-month U.S. dollar LIBOR tenors continue to be published on a synthetic basis through September 2024. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yen.

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of September 30, 2023, LIBOR is no longer utilized as the floating benchmark rate on our debt investments to portfolio companies. As of September 30, 2023, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings.

Revenues

We generate revenue in the form of interest payable on the debt securities that we hold and capital gains and distributions, if any, on the portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured loans or mezzanine loans, typically have terms of three to six years and bear interest at a fixed or floating rate based on a spread over SOFR or an equivalent index rate. Interest on debt securities is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, we may also defer payments of interest for the first few years after our investment. The principal amount of the debt securities and any accrued but unpaid interest generally becomes due at the maturity date. In addition, we generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. We capitalize loan origination fees, original issue discount and market discount, and we then amortize such amounts as interest income. Upon the prepayment of a loan or debt security, we record any unamortized loan origination fees as interest income. We record prepayment premiums on loans and debt securities as fee income when earned. Dividend income is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Recent Developments

For the period October 1, 2023 through November 9, 2023, we contributed three additional assets of senior secured debt facilities to the STRS JV.

On November 1, 2023, our board of directors approved, and we entered into, an amended and restated investment advisory agreement with the Investment Adviser, effective as of January 1, 2024, pursuant to which the base management fee rate is reduced to 1.75% from 2.00%.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022

Set forth below are the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Total investment income	$25,868	$21,558	$4,310	$77,627	$61,592	$16,035
Total expenses	15,055	11,790	3,265	45,518	35,408	10,110
Net investment income	10,813	9,768	1,045	32,109	26,184	5,925
Net realized gains/(losses) on investments and foreign currency transactions	211	230	(19)	607	(15,893)	16,500
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(5,425)	(6,153)	728	(15,730)	6,610	(22,340)
Net increase in net assets resulting from operations	$5,599	$3,845	$1,754	$16,986	$16,901	$85

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

Consolidated operating results for the three and nine months ended September 30, 2023 and 2022 are as follows:

Net Investment Income

Net investment income for the three and nine months ended September 30, 2023 totaled $10.8 million and $32.1 million, respectively. Net investment income for the three and nine months ended September 30, 2022 totaled $9.8 million and $26.2 million, respectively. Net investment income increased by $1.0 million and $5.9 million for the three and nine months ended September 30, 2023 from the three and nine months ended September 30, 2022, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Investment income (excluding STRS JV):
Interest and payment-in-kind income	$21,138	$17,216	$3,922	$63,345	$50,118	$13,227
Fee and dividend income	812	544	268	2,881	2,093	788
Investment income of STRS JV:
Interest and dividend income	$3,918	$3,798	$120	$11,401	$9,381	$2,020
Total investment income	$25,868	$21,558	$4,310	$77,627	$61,592	$16,035

Interest and payment-in-kind income increased $3.9 million and $13.2 million for the three and nine months ended September 30, 2023, respectively, from the three and nine months ended September 30, 2022, primarily attributable to an increase in base rates.

Fee and dividend income increased by $0.3 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, from the three and nine months ended September 30, 2022 due to higher non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $0.1 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, primarily attributable to an increase in base rates.

Operating Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2023	2022	Variance	2023	2022	Variance
Interest expense	$7,559	$5,632	$1,927	$22,418	$15,351	$7,067
Base management fees	3,673	3,881	(208)	11,089	11,741	(652)
Performance-based incentive fees	2,703	1,027	1,676	8,027	4,291	3,736
Administrative service fees	171	171	—	512	512	—
General and administrative expenses	774	884	(110)	2,797	2,919	(122)
Total expenses, before excise tax	14,880	11,595	3,285	44,843	34,814	10,029
Excise tax	175	195	(20)	675	594	81
Total expenses, including excise tax	$15,055	$11,790	$3,265	$45,518	$35,408	$10,110

Interest expense increased $1.9 million and $7.1 million for the three and nine months ended September 30, 2023, respectively, from the three and nine months ended September 30, 2022, primarily due to higher weighted average interest rates. For the three and nine months ended September 30, 2023, the weighted average outstanding borrowings were $421.6 million and $434.6 million, respectively, at a weighted average interest rate of 6.52% and 6.33%, respectively. For the three and nine months ended September 30, 2022, the weighted average outstanding borrowings were $435.9 million and $461.4 million, respectively, at a weighted average interest rate of 4.62% and 3.99%, respectively.

Base management fees decreased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2023 from the three and nine months ended September 30, 2022 due to lower gross assets.

Performance-based incentive fees increased by $1.7 million and $3.7 million for the three and nine months ended September 30, 2023, respectively, from the three and nine months ended September 30, 2022, mainly attributable to the reversal of capital gains incentive fee accrual of $1.1 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, and higher pre-incentive fee net investment income in the current period of $0.5 million and $1.9 million, for the three and nine months ended September 30, 2023, respectively.

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

Excise tax was $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. Excise tax was $0.2 million and $0.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023 and December 31, 2022, we accrued a net federal excise tax expense of $0.8 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
AG Kings Holdings Inc.(1)	$0.1	$—	$0.5	$0.6
Arcole Acquisition Corp (PI Financial)	—	—	(0.3)	—
ATSG, Inc.	—	—	(0.1)	—
Cennox, Inc.	—	—	—	0.1
Grupo HIMA San Pablo, Inc.	—	—	—	(18.3)
Lab Logistics, LLC	—	0.2		0.2
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	—	—	0.1
PFB Holdco, Inc. (d/b/a PFB Corporation)	(0.4)	—	(0.4)	—
RCS Capital Corporation(2)	—	—	—	1.7
RLJ Pro-Vac, Inc.	—	—	—	0.1
Vessco Holdings, LLC	—	—	—	(0.1)
Other(3)	—	—	—	0.1
Total net realized gains/(losses) on investments	$(0.3)	$0.2	$(0.3)	$(15.5)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Amount represents a recovery from a previously realized equity investment.
(3)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and nine months ended September 30, 2023 and 2022:

	Three months ended		Nine months ended
($ in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross unrealized appreciation on investments(1)	$5.2	$2.1	$8.9	$7.5
Gross unrealized depreciation on investments(2)	(10.3)	(9.2)	(24.5)	(14.0)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.3)	(0.8)	0.7	10.7
Total unrealized appreciation (depreciation) on investments	$(5.4)	$(7.9)	$(14.9)	$4.2
(1)	The nine months ended September 30, 2022 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.9 million.
(2)	The three and nine months ended September 30, 2023 includes unrealized depreciation from the collection of the AG Kings Holdings Inc. escrow receivable of $0.1 million and $0.1 million, respectively. The three months ended September 30, 2022 includes unrealized depreciation from the AG Kings Holdings Inc. escrow receivable of $0.3 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2023 and December 31, 2022, we had commitments to fund approximately $26.9 million and $56.2 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $74.6 million during the nine months ended September 30, 2023, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $71.0 million during the nine months ended September 30, 2023, primarily due to repayments on the Credit Facility, repayment of the 6.000% 2023 Notes and the payment of distributions to stockholders, partially offset by proceeds from the 7.875% 2028 Notes of $34.5 million.

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

As of September 30, 2023, we had cash and cash equivalent resources of $29.8 million, including $19.2 million of restricted cash. As of September 30, 2023, we had approximately $126.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2022, we had cash and cash equivalent resources of $26.3 million, including $16.8 million of restricted cash. As of December 31, 2022, we had approximately $79.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of September 30, 2023, STRS JV had total assets of $329.7 million. As of December 31, 2022, STRS JV had total assets of $305.3 million.

We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. In February 2023, we increased our capital commitment to the STRS JV in the amount of an additional $15.0 million, bringing our total capital commitment to the STRS JV to $115.0 million, comprised of $92.0 million of subordinated notes and $23.0 million of LLC equity interests. We previously increased our capital commitment in February 2022 to the STRS JV in the amount of an additional $25.0 million, bringing our then total capital commitment to the STRS JV to $100.0 million, comprised of $80.0 million of subordinated notes and $20.0 million of LLC equity interests.

As of September 30, 2023, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of September 30, 2023, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of September 30, 2023 and December 31, 2022:

($ in thousands)	As of September 30, 2023	As of December 31, 2022
Total investments(1)	$312,950	$284,259
Weighted average effective yield on total portfolio(2)	12.5%	11.3%
Number of portfolio companies in STRS JV	32	28
Largest portfolio company investment(1)	18,963	19,113
Total of five largest portfolio company investments(1)	82,807	77,635
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of September 30, 2023		As of December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$315,659	$312,950	$287,940	$284,259
Total	$315,659	$312,950	$287,940	$284,259

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2023		As of December 31, 2022
Advertising	$11,938	3.8%	$11,703	4.1%
Air Freight & Logistics	3,526	1.1	3,545	1.2
Application Software	—	—	13,375	4.7
Broadline Retail	18,963	6.1	19,113	6.7
Building Products	13,812	4.4	14,132	5.0
Construction & Engineering	15,982	5.1	8,432	3.0
Data Processing & Outsourced Services	14,402	4.6	14,536	5.1
Diversified Support Services	11,996	3.8	11,729	4.1
Drug Retail	5,026	1.7	—	—
Electronic Equipment & Instruments	13,231	4.2	13,187	4.6
Environmental & Facilities Services	26,996	8.6	20,708	7.3
Health Care Supplies	2,602	0.8	—	—
Household Appliances	7,894	2.5	7,885	2.8
Industrial Machinery & Supplies & Components	19,205	6.1	14,999	5.3
Investment Banking & Brokerage	5,119	1.6	5,545	2.0
IT Consulting & Other Services	50,508	16.1	33,461	11.8
Packaged Foods & Meats	6,953	2.2	12,069	4.2
Paper & Plastic Packaging Products & Materials	6,462	2.1	8,059	2.8
Personal Care Products	5,894	2.0	3,949	1.4
Pharmaceuticals	16,101	5.1	14,712	5.2
Real Estate Operating Companies	11,722	3.7	11,121	3.9
Real Estate Services	7,744	2.6	8,548	3.0
Research & Consulting Services	8,707	2.8	8,686	3.1
Technology Hardware, Storage & Peripherals	18,895	6.0	14,884	5.2
Trading Companies & Distributors	9,272	3.0	9,881	3.5
Total	$312,950	100.0%	$284,259	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2023 and December 31, 2022 and selected statement of operations information for the three and nine months ended September 30, 2023 and 2022.

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

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things (i) increase WhiteHorse Credit’s availability under the Credit Facility from $285.0 million to $310.0 million (the “$25 Million Increase”), (ii) increase the minimum funding amount from $200.0 million to $217.0 million, (iii) extend an additional temporary increase of $25.0 million in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335.0 million through April 4, 2022 (the “$25 Million Temporary Increase”) and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25 Million Increase in the Credit Facility and the $25 Million Temporary Increase in availability under the Credit Facility.

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

As of September 30, 2023, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of September 30, 2023, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of September 30, 2023, advances under the Credit Facility are based on SOFR for USD denominated borrowings plus an annual spread of 2.50%. The Credit Facility bears interest at EURIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, Sterling Overnight Index Average, for GBP denominated, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

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

As of September 30, 2023, there was $208.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $126.4 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $564.3 million as of September 30, 2023.

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

6.000% 2023 Notes

On July 13, 2018, we entered into the 2023 Note Purchase Agreement to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 6.000% 2023 Notes was payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.000%. This interest rate was subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes were general unsecured obligations that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on August 7, 2018. We used the net proceeds from this offering, together with cash on hand, to redeem existing debt. On August 7, 2023, the 6.000% 2023 Notes matured and were fully repaid by the Company.

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

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is paid semiannually on June 15 and December 15, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes will rank equally in right of payment with our other outstanding and future unsecured, unsubordinated indebtedness, including the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes. The 4.000% 2026 Notes will effectively rank behind all of our existing and future secured indebtedness (including indebtedness that is initially unsecured in respect of which we subsequently grant security) in right of payment, to the extent of the value of the assets securing such indebtedness, including our Credit Facility.

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

7.875% 2028 Notes

On August 24, 2023, the Company completed a public offering of 7.875% 2028 Notes in aggregate principal amount of $30 million, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Additionally the offering included an overallotment feature for up to an additional $4.5 million of aggregate principal amount under the same terms as the initial offering. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4.5 million, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34.5 million. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL.”

Portfolio Investments and Yield

As of September 30, 2023, our investment portfolio consisted primarily of senior secured loans across 109 positions in 69 companies with an aggregate fair value of $706.8 million. As of September 30, 2023, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with four fixed-rate loan investments representing 0.9% based on fair value. As of September 30, 2023, our portfolio had an average investment size of $5.6 million based on fair value and average debt investment size of $7.4 million, with investment sizes ranging from zero to $21.8 million and a weighted average effective yield of 12.4% (and a weighted average effective yield on income-producing debt investments of 13.6%).

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

For the nine months ended September 30, 2023, we invested $86.4 million in new and existing portfolio companies, offset by repayments and sales of $132.5 million. Proceeds from sales totaled $50.8 million while repayments included $9.2 million of scheduled repayments and $72.5 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of September 30, 2023		As of December 31, 2022
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$138.1	19.5%	$65.2	8.6%
2	414.9	58.7	503.5	66.2
3	129.8	18.4	168.6	22.2
4	21.3	3.0	22.9	3.0
5	2.7	0.4	—	—
Total Portfolio	$706.8	100.0%	$760.2	100.0%

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

During the three and nine months ended September 30, 2023 we declared to stockholders distributions of $0.37 and $1.165, respectively, per share for total distributions of $8.6 million and $27.1 million, respectively. During the three and nine months ended September 30, 2022 we declared to stockholders distributions of $0.355 and $1.065, respectively, per share for total distributions of $8.3 million and $24.7 million, respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2023, we estimate that distributions to stockholders included $27.1 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2022 and current earnings for the nine months ended September 30, 2023. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates. These floating rate loans are usually based on a base rate, such as SOFR, that resets on a periodic basis. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we plan to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(19,854)	$(6,292)	$(13,562)
(200)	(13,254)	(4,195)	(9,059)
(100)	(6,627)	(2,097)	(4,530)
100	6,627	2,097	4,530
200	13,254	4,195	9,059
300	19,882	6,292	13,590
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of September 30, 2023, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2023	2022	2023	2022
Realized gain (loss) on forward currency contracts	$(9)	$—	$(12)	$(8)
Unrealized appreciation (depreciation) on forward currency contracts	31	10	25	10
Total net realized and unrealized gains (losses) on forward currency contracts	$22	$10	$13	$2

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

Earlier this year, the financial markets experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted in the future, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships, and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
4.1

Third Supplemental Indenture, dated August 24, 2023, between the Company and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on August 24, 2023)

4.2	Form of 7.875% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K, filed on August 24, 2023)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: November 9, 2023	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2023	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)