Form 10-K
period 2023-12-31
WhiteHorse Finance, Inc.
filed 2024-03-05
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2023 based on the closing price on that date of $12.70 on the Nasdaq Global Select Market was approximately $219.4 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 23,243,088 shares of the registrant’s common stock outstanding as of February 26, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

●	“we,” “us,” “our,” the “Company” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below) and WhiteHorse California (as defined below);
●	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
●	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
●	“WhiteHorse California” refers to WhiteHorse Finance (CA), LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Credit;
●	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“5.375% 2025 Notes” refer to the $40 million aggregate principal amount of 5.375% unsecured notes due 2025 privately issued on October 20, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2025 Note Purchase Agreement” refers to the note purchase agreement, dated October 20, 2020, governing the issuance and sale of the 5.375% 2025 Notes;
●	“5.375% 2026 Notes” refer to the $10 million aggregate principal amount of 5.375% unsecured notes due 2026 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2026 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.375% 2026 Notes;
●	“5.625% 2027 Notes” refer to the $10 million aggregate principal amount of 5.625% unsecured notes due 2027 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2027 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.625% 2027 Notes;
●	“4.250% 2028 Notes” refer to the $25 million aggregate principal amount of 4.25% unsecured notes due 2028 privately issued on December 6, 2021 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2028 Note Purchase Agreement” refers to the note purchase agreement, dated December 6, 2021, governing the issuance and sale of the 4.25% 2028 Notes

●	“4.000% 2026 Notes” refer to the $75 million aggregate principal amount of 4.00% unsecured notes due 2026 issued on November 24, 2021;
●	“7.875% 2028 Notes” refer to the $34.5 million aggregate principal amount of 7.875% unsecured notes due 2028 issued August 24, 2023;
●	“Public Notes” refers (unless the context otherwise requires) collectively to the 7.875% 2028 Notes and the 4.000% 2026 Notes;
●	“Private Notes” refers (unless the context otherwise requires) collectively to the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes;
●	“2020 Notes” refer to the $30 million senior notes issued on July 23, 2013 and fully redeemed by us on August 9, 2018;
●	“2025 Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018 and fully redeemed by us on December 17, 2021; and
●	“Credit Facility” refers to the $335 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future.

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

We are a direct lender targeting debt investments in privately held, lower middle market companies located in the United States. We define the lower middle market as those companies with enterprise values between $50 million and $350 million. Our investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries. Such loans typically are based on a floating interest rate index such as the Secured Overnight Financing Rate, or SOFR, plus a spread and typically have a term of three to six years. While we focus principally on originating senior secured loans to lower middle market companies, we may also make opportunistic investments at other levels of a company’s capital structure, including mezzanine loans or equity interests, and in companies outside of the U.S. based lower middle market, to the extent we believe the investment presents an opportunity to achieve an attractive risk-adjusted return. We also may receive warrants to purchase common stock in connection with our debt investments. We generate current income through the receipt of interest payments, as well as origination and other fees, capital appreciation and dividends.

We invest primarily in loans and securities that are rated below investment grade by rating agencies or that may be rated below investment grade if they were so rated. Below investment grade securities, which are often referred to as

“junk” bonds, are viewed as speculative investments because of concerns with respect to the issuer’s capacity to pay interest and repay principal.

As of December 31, 2023, our investment portfolio consisted primarily of senior secured loans across 116 positions in 72 companies with an aggregate fair value of approximately $696.2 million. As of December 31, 2022, our investment portfolio consisted primarily of senior secured loans across 115 positions in 72 companies with an aggregate fair value of approximately $760.2 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We are subject to substantial regulation, including regulations governing our operation as a business development company and RIC. The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective and affect our ability to, and the way in which we, raise additional debt or equity capital.
●	We are highly dependent upon our Investment Adviser, H.I.G. Capital and their respective affiliates for our future success, including their key personnel, proprietary deal-flow network of potential deal sources and expertise.
●	There are significant potential conflicts of interest that could affect our investment returns, particularly conflicts of interests of our Investment Adviser and its affiliates.
●	Our inability to regain and maintain compliance with continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) could result in the delisting of our common stock.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	We are exposed to risks associated with changes in interest rates, including the current rising interest rate environment.
●	Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
●	Our investment opportunities may be limited by the highly competitive market in which we operate.
●	Our returns will be reduced by any corporate income tax that our subsidiaries pay.
●	We finance our investments with borrowed money, which will increase the potential for gain or loss on amounts invested and may increase the risk of investing in us. Additionally, the SBCAA allows us to incur additional leverage, which may further magnify the risks of investing with us.
●	Our business and the businesses of our portfolio companies are dependent on bank relationships, and recent concerns associated with the banking system may adversely impact us.
●	We may be exposed to higher risks with respect to our investments that include original issue discount, or OID, or contractual payment-in-kind interest, or PIK interest.
●	We may expose ourselves to risks by engaging in hedging transactions.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
●	A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.
●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Provisions of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation and bylaws, and documents governing our indebtedness could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.

●	Each of our Investment Adviser and our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance may adversely affect us and the market price of our common stock.
●	Our investments in portfolio companies may be risky, and we could lose all or parts of our investments. Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.
●	We may invest through joint ventures, partnerships or other special purpose vehicles, and our investments through these vehicles may entail greater risks; investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
●	We are subject to risks related to indebtedness, including indebtedness under our Credit Facility and our public and private notes, which may have a material adverse effect on our business, financial condition and results of operations.
●	The trading market or market value of our publicly issued debt and equity securities may fluctuate.
●	Our credit ratings may not reflect all risks of an investment in our debt securities.
●	If we receive stockholder approval, we may issue shares of our common stock at a price below the then current net asset value, or NAV, per share of our common stock, which could materially dilute your interest in our common stock and reduce our NAV per share.
●	Investing in our equity securities may involve an above average degree of risk, including the risk that our shares may trade at a discount to their NAV, the risk that you may not receive distributions, the risk that you could experience dilution in your ownership percentage if you do not participate in our distribution reinvestment plan, and the risk that you may receive shares of our common stock as dividends.
●	We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
●	Global economic, political and market conditions, including those caused by the ongoing war between Russia and Ukraine, the conflict between Israel and Hamas and the tension between China and the United States, as well as global pandemics, may adversely affect our business, results of operations and financial condition.
●	Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
●	We and our Investment Adviser could be the target of litigation.
●	We are subject to risks related to corporate social responsibility.

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

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2023, H.I.G. Capital managed approximately $55 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 550 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

While we focus principally on originating senior secured loans to lower middle market companies that we believe have attractive risk adjusted returns, including first lien and second lien facilities, we may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests. We also may receive warrants to purchase common stock in connection with our debt investments. We may also invest in assets consistent with our investment strategy indirectly through the acquisitions of interests in other investment companies. We generate current income through the receipt of interest payments, origination and other fees, and dividends. Our typical loans are based on a floating interest rate index such as SOFR plus a spread, have a term of three to six years, are secured by all tangible and intangible assets of the borrower and include covenants, monitoring and information rights in favor of the lender.

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

Investment Process Overview

Sourcing. Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 29 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for its approximately 550 investment professionals throughout its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 24 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence. We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 29 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2023 and 2022:

	As of December 31, 2023		As of December 31, 2022
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$127.4	18.3%	$65.2	8.6%
2	413.7	59.4	503.5	66.2
3	133.7	19.2	168.6	22.2
4	6.3	0.9	22.9	3.0
5	15.1	2.2	—	—
Total Portfolio	$696.2	100.0%	$760.2	100.0%

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

WHF STRS Ohio Senior Loan Fund

In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically are based on a floating interest rate index such as SOFR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2023 and 2022, STRS JV had $332.2 and $305.3 million in total assets, respectively.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2023, we and STRS Ohio owned 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Base Management Fee

The base management fee is calculated at an annual rate equal to 2.00% based on our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters, and is payable in arrears. Base management fees for any partial month or quarter is appropriately pro-rated.

On November 1, 2023, the Company’s board of directors approved an amended and restated investment advisory agreement with the Investment Adviser, pursuant to which the base management fee rate is reduced to 1.75% from 2.00% effective as of January 1, 2024.

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

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012 and subsequently amended and restated on August 1, 2018, was amended and restated by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on November 1, 2023. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On November 1, 2023, our board of directors voted unanimously to approve the amendment and restatement of the Investment Advisory Agreement. In reaching its decision to approve the amendment and restatement of the Investment Advisory Agreement, our board of directors considered information it received relating to:

●	the nature, quality and extent of the advisory and other services to be provided to us by our Investment Adviser;
●	the investment performance of us and that of our portfolio managers with other investment portfolios with similar strategies to the Company;
●	the anticipated costs of providing services to us;
●	the anticipated profitability of the relationship between us and our Investment Adviser;
●	comparative information on fees and expenses borne by other comparable business development companies or registered investment companies and, as applicable, other advised accounts;
●	comparative business development companies or registered investment companies’ performance and other competitive factors;
●	the extent to which economies of scale would be realized as we grow; and
●	whether proposed fee levels reflect these economies of scale for the benefit of our investors.

In connection with their consideration of the amendment and restatement of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on November 1, 2023, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and approved the amendment and restatement of the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others, including the reimbursement by us of amounts paid by the Administration on our behalf. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors on November 1, 2023. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us, or the Exclusion. Therefore, the Investment Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2024.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our “asset coverage,” as that term is defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary or emergency purposes without regard to asset coverage, provided that any such borrowings in excess of five percent of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary liquidity or emergency purposes. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

The Nasdaq Global Select Market Corporate Governance Regulations

The Nasdaq Global Select Market has adopted corporate governance regulations that listed companies must comply with. On January 24, 2024, we received a notice from the Listing Qualifications Department of Nasdaq stating that the death of Mr. Kevin F. Burke resulted in noncompliance with Nasdaq’s independent director requirement as set forth in Nasdaq Listing Rule 5605, which requires Nasdaq-listed companies to have a board of directors comprised of a majority of independent directors. Consistent with Nasdaq Listing Rules 5605(b)(1)(A), Nasdaq provides us with a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or January 16, 2025, or (ii) if the next annual shareholders’ meeting is held before July 15, 2024, then we must evidence compliance no later than July 15, 2024. In order to regain compliance with the independence requirements under the Nasdaq rules, we are currently evaluating new candidates to join our board of directors within the cure period provided by Nasdaq.

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

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as OID, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. In addition, generally we are required to recognize income for tax purposes no later than when recognized for financial reporting purposes.

We also may be required to include in income certain other amounts that we do not receive in cash. In addition, we must use asset sales and repayment proceeds, if any (including any realized gains), to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if we do not meet certain coverage tests under the Credit Facility, the Private Notes, or the Public Notes or if an event of default and acceleration occurs under the Credit Facility, then income and capital gains which would otherwise be distributable by us to our stockholders could be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the Public Notes.

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

We may be exposed to higher risks with respect to our investments that include OID or PIK interest.

Our investments may include OID and contractual PIK interest, which typically represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•	OID and PIK accruals may create uncertainty about the source of our distributions to stockholders;
•	OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and
•	OID and PIK instruments may represent a higher credit risk than coupon loans.

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

As of December 31, 2023, our asset coverage for borrowed amounts was 181.0%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of December 31, 2023, our total outstanding indebtedness was $391.0 million and our asset coverage was 181.0%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2023, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2023 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2023. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(30.9)%	(19.9)%	(8.9)%	2.0%	13.0%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(43.7)%	(28.9)%	(14.1)%	0.7%	15.6%
(1)	Assumes $730.8 million in total assets, $391.0 million in debt outstanding and $316.8 million in net assets as of December 31, 2023, and an average cost of funds of 6.52%, which is our weighted average borrowing cost as of December 31, 2023.
(2)	Assumes $973.3 million in total assets, $633.5 million in debt outstanding and $316.8 million in net assets as of December 31, 2023, and an average cost of funds of 7.04%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2023.

Based on our outstanding indebtedness of $391.0 million as of December 31, 2023 and an average cost of funds of 7.87%, 5.375%, 5.375%, 4.00%, 5.625%, 4.250% and 7.875%, which were the effective annualized interest rates of the Credit Facility, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.66% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $633.5 million (equal to an assumed 150% asset coverage ratio) and an average cost of funds of 7.87%, 5.375%, 5.375%, 4.00%, 5.625%, 4.250% and 7.875%, which were the effective annualized interest rates of the Credit Facility, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes, respectively, as of December 31, 2023, our investment portfolio must experience an annual return of at least 4.75% to cover annual interest payments on our outstanding indebtedness.

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

Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions also is limited by rules adopted by the CFTC. Our Investment Adviser has claimed Exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ended December 31, 2023.

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

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have adverse impacts on our business financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain investments held by us.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Effective September 8, 2022, the Board designated the Investment Adviser as the Company’s valuation designee to perform the fair value determinations relating to all of our investments, subject to the oversight of the Board. The Investment Adviser as the valuation designee:

●	periodically assesses and manage valuation risks;
●	establishes and applies fair value methodologies;
●	tests fair value methodologies;
●	oversees and evaluates third-party pricing services;
●	provides the Board with reporting required under Rule 2a-5 under the 1940 Act; and
●	maintains recordkeeping requirements under Rule 2a-5. It is expected that the Company will have a limited ability to obtain accurate market quotations for purposes of valuing most of its investments, which may require the Investment Adviser to estimate in accordance with valuation policies established by the Board.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the valuation designee, subject to board oversight and certain other conditions, under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	a comparison of the portfolio company’s securities to publicly traded securities;

●	the enterprise value of the portfolio company;

●	the nature and realizable value of any collateral;

●	the portfolio company’s ability to make payments and its earnings;

●	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

As of December 31, 2023, our investments in portfolio companies that operate in the health care sector represented 7.7% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Under the Credit Facility, there are two coverage tests that WhiteHorse Credit must meet on specified compliance dates in order to permit WhiteHorse Credit to make new borrowings under the Credit Facility and to make distributions to us in the ordinary course — a borrowing base test and a market value test. The borrowing base test compares, at any given time, the aggregate outstanding amount of all Lender advances under the Credit Facility less the amount of principal proceeds in respect of the collateral on deposit in the accounts to the NAV of the collateral, as set forth in the credit agreement and related documentation. To meet the borrowing base test, this ratio must be less than or equal to 60%, as set forth in the credit agreement and related documentation. To meet the market value test, the value of WhiteHorse Credit’s portfolio investments must exceed a minimum of 167.5% of the aggregate outstanding amount of all Lender advances as set forth in the credit agreement and related documentation. If either of these coverage tests is not met on a compliance date, then WhiteHorse Credit may sell portfolio investments or apply cash until such coverage tests are satisfied. If we fail to receive cash from WhiteHorse Credit, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our ability to be subject to tax as a RIC, or at all.

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

Risks Relating to our Other Indebtedness

The Private Notes and the Public Notes are unsecured and therefore effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 5.375% 2025 Notes mature on October 20, 2025 and bear interest at an annual rate of 5.375%. The 5.375% 2026 Notes mature on December 4, 2026 and bear interest at an annual rate of 5.375%. The 5.625% 2027 Notes mature on December 4, 2027 and bear interest at an annual rate of 5.625%. The 4.250% 2028 Notes mature on December 6, 2028 and bear interest at an annual rate of 4.25%. The 7.785% 2028 Notes mature on September 15, 2028 and bear interest at an annual rate of 7.875%. The 4.000% 2026 Notes mature on December 15, 2026 and bear interest at an annual rate of 4.00%. The Private Notes and the Public Notes are not secured by any of our assets or any of the assets of our subsidiaries and rank equally in right of payment with all of our existing and future unsubordinated, unsecured senior indebtedness. As a result, the Private Notes and the Public Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Private Notes and the Public Notes.

The Private Notes and the Public Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Private Notes and the Public Notes are obligations exclusively of WhiteHorse Finance, Inc. and not of any of our subsidiaries. None of our subsidiaries currently is or acts as a guarantor of the Private Notes and the Public Notes, although any subsidiary that guarantees or otherwise becomes liable at any time for any indebtedness under a material credit facility in the future (other than the Credit Facility or any replacement of the Credit Facility) will be required to guarantee the Private Notes and Public Notes. Such guaranty must rank equally in right of payment with all other unsecured and unsubordinated indebtedness of us and our subsidiaries.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Private Notes and the Public Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Private Notes and the Public Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Private Notes and the Public Notes.

We are subject to the risk of an event of default and acceleration under our unsecured debt agreements, which would have a material adverse effect on us.

The 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes, the 4.250% 2028 Notes, 4.000% 2026 Notes and the 7.875% 2028 Notes will mature on October 20, 2025, December 4, 2026, December 4, 2027, December 6, 2028, December 15, 2026 and September 15, 2028, respectively, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. There are several circumstances under which an event of default may occur under the Note Purchase Agreements for the Private Notes or the indentures for the Public Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

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

The indenture for the 7.875% 2028 Notes contains limited protection for holders of the 4.000% 2026 Notes.

The indenture for the 7.875% 2028 Notes offers limited protection to holders of the 7.875% 2028 Notes. The terms of the applicable indenture and the 7.875% 2028 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 7.875% 2028 Notes. In particular, the terms of the applicable indenture and the 7.875% 2028 Notes do not place any restrictions on our or our subsidiaries’ ability to:

• issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 7.875% 2028 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 7.875% 2028 Notes to the extent of the values of the assets securing such debt, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 7.875% 2028 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 7.875% 2028 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) of the 1940 Act, as modified by Section 61(a)(1) and (2) of the 1940 Act or any successor provisions, as such obligations may be amended or superseded, giving effect to any exemptive relief granted to us by the SEC;

• pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 7.875% 2028 Notes;

• sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

• enter into transactions with affiliates;

• create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

• make investments; or

• create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase the 7.875% 2028 Notes in connection with a change of control.

Furthermore, the terms of the indenture and the 7.875% 2028 Notes do not protect holders of the 7.875% 2028 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 7.875% 2028 Notes may have important consequences for you as a holder of the 7.875% 2028 Notes, including negatively affecting the trading value of the 7.875% 2028 Notes or making it more difficult for us to satisfy our obligations with respect to the 7.875% 2028 Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the 7.875% 2028 Notes. In addition, we routinely finance our investments with borrowed money, and intend to continue to do so in the future by issuing both unsecured and secured debt in the ordinary course as a means of raising additional capital. Any additional debt we issue or incur in the future could contain more protections for its holders than the indenture and the 7.875% 2028 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 7.875% 2028 Notes.

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

Upon a change in control event, holders of each of the Private Notes may require us to prepay for cash some or all of the respective Private Notes at a prepayment price equal to 100% of the aggregate principal amount of the 5.375% 2025 Notes, 5.375% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

We may choose to prepay the Private Notes and the Public Notes when prevailing interest rates are relatively low.

At any time on or after April 20, 2025, June 4, 2026, June 4, 2027 and March 6, 2028 (each a Prepayment Date), the 5.375% 2025 Notes, 5.375% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes may be prepaid, respectively, at our option, at 100% of the principal amount, together with accrued and unpaid interest to the Prepayment Date. Prior to each respective Prepayment Date, we may prepay all or any principal amount of the respective Private Notes, together with accrued and unpaid interest, subject to a make-whole premium.

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

The 7.875% 2028 Notes may be redeemed, at our option, in whole or in part, at any time or from time to time at our option on or after September 15, 2025, upon not less than 30 days’ nor more than 60 days’ written notice by mail prior to the date fixed for redemption thereof, at a redemption price of $25 per note plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to the date fixed for redemption.

We may choose to prepay the Private Notes and redeem the Public Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the respective Private Notes and the Public Notes. If prevailing rates are lower at the time of prepayment, holders would not be able to reinvest the proceeds in a comparable security at an effective interest rate as high as the interest rate on the Private Notes being repaid and the Public Notes being redeemed. Our prepayment and redemption right may adversely impact holders’ ability to sell the Private Notes and the Public Notes as the applicable prepayment date and redemption date approaches. If we choose to prepay the Private Notes prior to their respective dates of maturity and/or redeem the Public Notes prior to the date of maturity on December 15, 2026 or September 15, 2028, we will need to obtain sufficient liquidity, through available cash, refinancings of our existing indebtedness or otherwise, to repay the principal or redemption price, together with any accrued and unpaid interest and applicable make-whole premiums, on the Private Notes and the Public Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Private Notes and the Public Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility, any indenture or under other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Private Notes and the Public Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be immediately due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the agreements relating to the Credit Facility, or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future debt will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

FATCA withholding may apply to payments to certain foreign entities.

Payments made under the Private Notes and the Public Notes to a foreign financial institution or non-financial foreign entity (including such an institution or entity acting as an intermediary) may be subject to a U.S. withholding tax of 30% under the Foreign Account Tax Compliance Act provisions of the Code, or FATCA. This tax may apply to certain payments of interest unless the foreign financial institution or non-financial foreign entity complies with certain information reporting, withholding, identification, certification and related requirements imposed by FATCA. Holders should consult their tax advisors regarding FATCA and how it may affect an investment in the Private Notes and the Public Notes.

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

Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our distribution reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, after the reinvestment period under the Credit Facility, asset sales proceeds, if any (including any realized gains), must be used to pay down any outstanding debt and certain other amounts prior to distributing cash from WhiteHorse Credit to us. Also, if certain coverage tests are not met under the Credit Facility, the Private Notes or the Public Notes or if an event of default and acceleration occurs under the Credit Facility, the Private Notes or the Public Notes, then income and capital gains which would otherwise be distributable by us to our stockholders will be diverted to pay down debt or other amounts due under the Credit Facility, the Private Notes or the Public Notes, as applicable. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our ability to be subject to tax as a RIC, compliance with applicable business development company regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure investors that we will pay distributions to our stockholders in the future.

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

Our inability to regain and maintain compliance with Nasdaq continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Global Select Market. In order to maintain this listing, we must satisfy minimum financial, governance, and other requirements. On January 24, 2024, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that the death of Mr. Kevin F. Burke resulted in noncompliance with Nasdaq’s independent director requirement as set forth in Nasdaq Listing Rule 5605, which requires Nasdaq-listed companies to have a board of directors comprised of a majority of independent directors. Mr. Burke passed away on January 13, 2024 at the age of 69. Mr. Burke had been an independent director on the Board since 2017 and served on the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board. Since Mr. Burke’s death, the Board has six members, of whom three are independent directors within the meaning of Nasdaq Listing Rule 5605(a)(2).

The Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A), Nasdaq will provide us with a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or January 16, 2025, or (ii) if the next annual shareholders’ meeting is held before July 15, 2024, then we must evidence compliance no later than July 15, 2024.

However, there can be no assurance that we will be able to regain compliance with Nasdaq’s listing standards. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

Even if we are not delisted, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock, or our ability to raise capital.

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

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have recently experienced, and continue to experience, extreme volatility and disruption as a result of the COVID-19 pandemic, inflation, higher interest rates, the Russia-Ukraine war, the Israel-Hamas war and the possibility of an economic recession. These events are having an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could have a material adverse effect on our business, financial condition and results of operations. See “— Continued uncertainty surrounding geopolitical and economic conditions could have a material adverse effect on our business, results of operations and financial condition.”

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

Some force majeure events (such as natural disasters, outbreaks of an infectious disease, pandemics or any other serious public health concern, war, terrorism, labor strikes, government shutdowns, major plant breakdowns, ransomware attacks, government macroeconomic policies and social instability) could adversely affect the ability of a party (including the Company, the Adviser, a portfolio company or a counterparty to the Company, the Adviser or a portfolio company) to perform its obligations. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It is not possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property.

In addition, certain force majeure events could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could result in inadequate compensation). Any of the foregoing could therefore adversely affect the performance of us and our investments.

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

In addition, the ongoing conflict involving Israel and Hamas may also cause additional inflation, disrupt supply chain and potentially destabilize the Middle East region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by the sanctions, and it is not possible to predict how long such conflicts and any related sanctions will last. It is also not possible to predict with certainty these ongoing conflict’s additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

In addition to the increasing geopolitical risks in Ukraine and the Middle East region, economic conditions across the world face continued uncertainty due to inflation, higher interest rates, global supply chain challenges, concerns of an economic recession and heightened volatility in key emerging market economies. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks, particularly as many global central banks implement differing monetary policy. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, or may in the future operate, including Europe and Asia.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

WhiteHorse Finance, Inc. (the “Company,” “we,” “us,” or “our”) has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of WhiteHorse Advisers, LLC (the “Investment Adviser”) and other third-party service providers. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Investment Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Investment Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company relies on the Investment Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Investment Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The board of directors of the Company (“Board”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Chief Information Security Officer (“CISO”) of the Investment Adviser and Chief Compliance Officer (“CCO”) of the Company regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and briefing on material risks from cybersecurity threats and material cybersecurity incidents impacting the Company.

Management's Role in Cybersecurity Risk Management

The Company’s Management, including the Company’s CCO and the CISO of the Investment Adviser manage the Company’s cybersecurity program, under the supervision of the Company’s Chief Executive Officer. The CCO of the Company oversees the Company’s risk management function generally and relies on the Investment Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Investment Adviser’s CISO has 23 years of experience actively managing cybersecurity and information security programs for financial services companies with complex and evolving information systems. The Company’s CCO has been responsible for this oversight function as CCO to the Company for 10 years and has worked in the financial services industry for over 20 years, during which time the CCO has gained expertise in assessing and managing risks applicable to the Company.

Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Investment Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the Nasdaq Global Select Market under the symbol “WHF.” As of February 26, 2024, we had 13 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name. The following table sets forth, for each fiscal quarter since January 1, 2022, the NAV per share of our common stock, the high and low sales price for our common stock, such sales price as a premium or discount to our NAV per share and quarterly distributions declared per share.

				Premium
				(Discount) of	(Discount) of	Distributions
		Sales Price		High Sales	Low Sales Price	Declared Per
Period	NAV(1)	High	Low	Price to NAV(2)	to NAV(2)	Share(3)
Fiscal year ending December 31, 2024
First Quarter (through February 26, 2024)	*	$12.92	$12.14	*	*	$0.385
Fiscal year ended December 31, 2023
Fourth Quarter	$13.63	$13.07	$11.48	(4.1)%	(15.8)%	$0.385
Third Quarter	13.87	13.69	12.08	(1.3)	(12.9)	0.370
Second Quarter	14.00	13.40	11.13	(4.3)	(20.5)	0.370
First Quarter	14.20	13.88	12.14	(2.2)	(14.5)	0.425
Fiscal year ended December 31, 2022
Fourth Quarter	$14.30	$13.73	$10.57	(4.0)%	(26.1)%	$0.405
Third Quarter	14.76	15.19	10.86	2.9	(26.4)	0.355
Second Quarter	14.95	15.50	12.35	3.7	(17.4)	0.355
First Quarter	14.99	15.73	14.60	4.9	(2.6)	0.355
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Unless otherwise noted, the distributions were declared from net investment income and long-term capital gains and did not include a return of capital.

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 5, 2012 (initial public offering) to December 31, 2023 with that of the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. This graph assumes that on December 5, 2012, $100 was invested in our common stock, the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. The stock price information reflected in the graph is based upon market closing prices, which for our common stock was $13.90 on December 5, 2012. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses

The following table is being provided to update, as of December 31, 2023, certain information in our registration statement of Form N-2 (File No. 333-231247), most recently declared effective by the SEC on August 2, 2022. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan fees (per sales transaction fee)	$15 Transaction Fee	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.63	%(4)
Incentive fees payable under Investment Advisory Agreement (20% of Pre-Incentive Fee Net Investment Income and 20% of realized capital gains)	3.37	%(5)
Interest payments on borrowed funds	9.44	%(6)
Acquired fund fees and expenses	5.81	%(7)
Other expenses	1.66	%(8)
Total annual expenses	24.91%
(1)	In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, including each underwritten offering by any of the selling stockholders identified under “Selling Stockholders,” the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of the distribution reinvestment plan, which consist primarily of the expenses of Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), our plan administrator, are included in “Other expenses.” If a participant elects by written notice to the plan administrator prior to termination of his or her account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. See “Distribution Reinvestment Plan.”
(4)	Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 2.00% based on our gross assets, including assets purchased with borrowed funds; provided, however, our base management fee shall be calculated at an annual rate of 1.25% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds, that exceed the product of (i) 200% and (ii) the value of our total net assets. Our base management fee is payable quarterly in arrears. The SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost. On November 1, 2023, the Company’s board of directors approved an amended and restated investment advisory agreement with the Investment Adviser, pursuant to which the base management fee rate is reduced to 1.75% from 2.00% effective as of January 1, 2024.
(5)	The incentive fee referenced in the table above is based on actual amounts of the income-based component of the incentive fee incurred during the year ended December 31, 2023 and the actual amount of the capital gains-based incentive fee recorded during this same period. The incentive fee consists of two components that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

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

(6)	Our stockholders bear directly or indirectly the costs of borrowings under the Credit Facility and other debt instruments. Our actual borrowing costs as a percentage of net assets attributable to common stock on our outstanding indebtedness as of December 31, 2023, which consisted of $196.5 million of indebtedness outstanding under the Credit Facility, $109.5 million of indebtedness outstanding in Public Notes and $85.0 million of indebtedness outstanding in Private Notes, was 9.44%. As of December 31, 2023, the weighted average interest rate for total outstanding debt was 6.52%. Assuming we meet certain disclosure requirements and obtain certain approvals required by the SBCAA, we expect to use leverage to finance a portion of our investments in the future, consistent with the newly enacted rules and regulations under the 1940 Act.
(7)	Our stockholders also indirectly bear 65.71% of the expenses of our investment in STRS JV. No management fee is charged by the Advisor in connection to STRS JV. For this chart, STRS JV fees and operating expenses are based on our share of the actual fees, interest expense and operating expenses of STRS JV for the year ended December 31, 2023. Expenses for STRS JV may fluctuate over time and may be substantially higher or lower in the future.
(8)	Includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, and income and excise taxes. “Other expenses” are based on actual amounts incurred during the year ended December 31, 2023.

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

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return (none of which is subject to the incentive fee)	$198	$500	$711	$999

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

If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment as follows:

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return resulting entirely from net realized capital gains (which is subject to the incentive fee based on capital gains)	$208	$525	$747	$1,049

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing war between Russia and Ukraine, the conflict between Israel and Hamas and ongoing health crises (such as the COVID-19 pandemic);
●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of LIBOR by 2021. One-week and two-month U.S. dollar LIBOR and non-U.S. LIBOR ceased at the end of 2021 and the remaining U.S. dollar LIBOR tenors ceased after June 30, 2023. In light of feedback received, the FCA proposed that the one-, three- and six-month U.S. dollar LIBOR tenors continue to be published on a synthetic basis through September 2024. Other jurisdictions have also proposed their own alternative to LIBOR, including the SONIA for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yen.

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of December 31, 2023, LIBOR is no longer utilized as the floating benchmark rate on our debt investments to portfolio companies. As of December 31, 2023, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings.

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

Recent Developments

For the period January 1, 2024 through March 5, 2024, we contributed three additional assets to the STRS JV, which included two issuers of senior secured debt facilities held as of December 31, 2023.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

Set forth below are the consolidated results of operations for the years ended December 31, 2023 and 2022. For information regarding the consolidated results of operations for the year ended December 31, 2021, see the Company’s Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 3, 2023.

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

Consolidated operating results for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31,		2023 vs. 2022
($ in thousands)	2023	2022	Variance
Total investment income	$103,260	$87,527	$15,733
Total expenses	60,547	50,269	10,278
Net investment income	42,713	37,258	5,455
Net realized gains/(losses) on investments and foreign currency transactions	947	(14,268)	15,215
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(23,248)	(7,307)	(15,941)
Net increase in net assets resulting from operations	$20,412	$15,683	$4,729

Net Investment Income

Net investment income for the years ended December 31, 2023 and 2022 totaled $42.7 million and $37.3 million, respectively. Net investment income increased by $5.5 million for the year ended December 31, 2023 from the year ended December 31, 2022, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

The following table summarizes our investment income for the years ended December 31, 2023 and 2022:

	Year ended December 31,		2023 vs. 2022
($ in thousands)	2023	2022	Variance
Investment income (excluding STRS JV):
Interest and payment-in-kind income	$84,114	$70,070	$14,044
Fee and dividend income	3,500	4,095	(595)
Investment income of STRS JV:
Interest and dividend income	$15,646	$13,362	$2,284
Total investment income	$103,260	$87,527	$15,733

Interest and payment-in-kind income increased by $14.0 million for the year ended December 31, 2023 from the year ended December 31, 2022, primarily attributable to an increase in base rates.

Fee and dividend income decreased by $0.6 million for the year ended December 31, 2023 from the year ended December 31, 2022, due to lower non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $2.3 million for the year ended December 31, 2023 from the year ended December 31, 2022, primarily attributable to an increase in base rates.

Operating Expenses

The following table summarizes our expenses for the years ended December 31, 2023 and 2022:

	Year ended December 31,		2023 vs. 2022
($ in thousands)	2023	2022	Variance
Interest expense	$29,915	$21,940	$7,975
Base management fees	14,684	15,600	(916)
Performance-based incentive fees	10,678	7,059	3,619
Administrative service fees	683	683	—
General and administrative expenses	3,622	3,963	(341)
Total expenses, before excise tax	59,582	49,245	10,337
Excise tax	965	1,024	(59)
Total expenses, including excise tax	$60,547	$50,269	$10,278

Interest expense increased by $8.0 million for the year ended December 31, 2023 from the year ended December 31, 2022, primarily due to a higher weighted average interest rates, partially offset by a lower borrowing base. For the year ended December 31, 2023, the weighted average outstanding borrowings were $427.2 million at a weighted average interest rate of 6.39%. For the year ended December 31, 2022, the weighted average outstanding borrowings were $454.4 million at a weighted average interest rate of 4.35%.

Base management fees decreased by $0.9 million for the year ended December 31, 2023 from the year ended December 31, 2022, primarily due to lower gross assets.

Performance-based incentive fees increased by $3.6 million for the year ended December 31, 2023 from the year ended December 31, 2022, was mainly attributable to higher pre-incentive fee net investment income of $1.8 million and reversal of capital gains incentive fee of $1.8 million during the year ended December 31, 2022. For the year ended December 31, 2023, there was no capital gains incentive fee expense incurred.

General and administrative expenses decreased $0.3 million for the year ended December 31, 2023 from the year ended December 31, 2022, primarily due to lower deal related expenses.

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

For both the years ended December 31, 2023 and 2022, we accrued a net federal excise tax expense of $1.0 million.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the years ended December 31, 2023 and 2022:

	Year ended December 31,
($ in millions)	2023	2022
AG Kings Holdings Inc.(1)	$0.8	$0.6
Arcole Acquisition Corp (PI Financial)	(0.3)	—
ATSG, Inc.	(0.1)	—
Cennox, Inc.	—	0.1
Escalon Services Inc.	—	1.6
Grupo HIMA San Pablo, Inc.	—	(18.3)
Lab Logistics, LLC	—	0.2
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	0.1
PFB Holdco, Inc. (d/b/a PFB Corporation)	(0.4)	—
RCS Capital Corporation(2)	—	1.7
RLJ Pro-Vac, Inc.	—	0.1
Vessco Holdings, LLC	—	(0.1)
Other(3)	—	0.1
Total net realized gains/(losses) on investments	$—	$(13.9)
(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Amount represents a recovery from a previously realized equity investment.
(3)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation on investments for the years ended December 31, 2023 and 2022:

	Year ended December 31,
($ in millions)	2023	2022
Gross unrealized appreciation on investments(1)	$11.3	$2.3
Gross unrealized depreciation on investments(2)	(34.6)	(20.3)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	1.3	8.8
Total unrealized appreciation (depreciation) on investments	$(22.0)	$(9.2)
(1)	The year ended December 31, 2022 includes unrealized appreciation from the AG Kings Holdings Inc. escrow receivable of $0.9 million.
(2)	The year ended December 31, 2023 includes unrealized depreciation from the AG Kings Holdings Inc. escrow receivable of $0.3 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2023 and December 31, 2022, we had commitments to fund approximately $21.4 million and $56.2 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Senior Securities

Information about our senior securities is shown in the following tables as of December 31, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. The report of our independent registered public accounting firm, Crowe LLP, on the senior securities table as of December 31, 2023, 2022, 2021, 2020, and 2019 is attached as an exhibit to this report. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

			Involuntary	Average
	Total Amount	Asset Coverage	Liquidating	Market Value
Class and Year ($ in thousands)	Outstanding(1)	per Unit(2)	Preference per Unit(3)	per Unit(4)
Credit Facility(5)
Fiscal 2023	$196,512	$1,820	$—	N/A
Fiscal 2022	255,145	1,754	—	N/A
Fiscal 2021	291,637	1,735	—	N/A
Fiscal 2020	265,246	1,813	—	N/A
Fiscal 2019	238,917	2,047	—	N/A
Fiscal 2018	115,000	2,792	—	N/A
Fiscal 2017	155,000	2,576	—	N/A
Fiscal 2016	155,000	2,368	—	N/A
Fiscal 2015	102,000	2,305	—	N/A
Fiscal 2014	105,500	2,183	—	N/A
5.375% 2025 Notes
Fiscal 2023	$40,000	$1,820	$—	N/A
Fiscal 2022	40,000	1,754	—	N/A
Fiscal 2021	40,000	1,735	—	N/A
Fiscal 2020	40,000	1,813	—	N/A
5.375% 2026 Notes
Fiscal 2023	$10,000	$1,820	$—	N/A
Fiscal 2022	10,000	1,754	—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A
5.625% 2027 Notes
Fiscal 2023	$10,000	$1,820	$—	N/A
Fiscal 2022	10,000	1,754	—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A
4.250% 2028 Notes
Fiscal 2023	$25,000	$1,820	$—	N/A
Fiscal 2022	25,000	1,754	—	N/A
Fiscal 2021	25,000	1,735	—	N/A
4.000% 2026 Notes
Fiscal 2023	$75,000	$1,820	$—	N/A
Fiscal 2022	75,000	1,754	—	N/A
Fiscal 2021	75,000	1,735	—	N/A
7.875% 2028 Notes
Fiscal 2023	$34,500	$1,820	$—	1,001
6.000% 2023 Notes(6)
Fiscal 2022	$30,000	1,754	$—	N/A
Fiscal 2021	30,000	1,735	—	N/A
Fiscal 2020	30,000	1,813	—	N/A
Fiscal 2019	30,000	2,047	—	N/A
Fiscal 2018	30,000	2,792	—	N/A
2025 Public Notes(7)
Fiscal 2020	$35,000	$1,813	$—	1,029
Fiscal 2019	35,000	2,047	—	1,049
Fiscal 2018	35,000	2,792	—	982
2020 Notes(8)
Fiscal 2017	$30,000	$2,576	$—	1,026
Fiscal 2016	30,000	2,368	—	1,005
Fiscal 2015	30,000	2,305	—	1,010
Fiscal 2014	30,000	2,183	—	1,006
Unsecured Term Loan(9)
Fiscal 2015	$55,000	$2,305	$—	N/A
Fiscal 2014	55,000	2,183	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in thousands), exclusive of debt issuance costs.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit (including for the 2020 Notes, 2025 Public Notes and 7.875% 2028 Notes, which were issued in $25 increments).

(3) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)	Not applicable, except for with respect to the 2020 Notes, 2025 Notes and 7.875% 2028 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for the 2020 Notes, 2025 Notes and 7.875% 2028 Notes is based on the average daily prices two weeks prior to the fiscal year end of such notes and is expressed per $1,000 of indebtedness.
(5)	On September 27, 2012, WhiteHorse Finance Warehouse, LLC entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent- (the “Natixis Credit Facility”). On December 23, 2015, WhiteHorse Credit entered into the Credit Facility, and we drew $102.0 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full.
(6)	On August 7, 2023, the 6.000% 2023 Notes matured and were fully repaid by the Company.
(7)	On December 17, 2021, we redeemed 100% of the $35 million aggregate principal amount of the 2025 Public Notes outstanding and delisted the 2025 Public Notes from the Nasdaq Global Select Market.
(8)	On August 9, 2018, we redeemed 100% of the $30 million aggregate principal amount of the 2020 Notes outstanding and delisted the 2020 Notes from the Nasdaq Global Select Market.

(9)	“Unsecured Term Loan” refers to the $90 million unsecured term loan, as amended, between us, H.I.G. Bayside Loan Opportunity Fund II, L.P., as guarantor, and Citibank, N.A., as sole lead arranger. On June 30, 2016, we repaid in full the outstanding balance of $55.0 million due under the Unsecured Term Loan.

Comparison of the Years Ended December 31, 2023 and December 31, 2022

Set forth below are our liquidity and capital resources for the years ended December 31, 2023 and 2022. For information regarding our liquidity and capital resources for the year ended December 31, 2021, see the Company’s Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 3, 2023.

Our operating activities provided cash and cash equivalents of $90.4 million during the year ended December 31, 2023, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $92.1 million during the year ended December 31, 2023, primarily due to repayments on the 6.000% 2023 Notes, Credit Facility and the payment of distributions to stockholders.

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

As of December 31, 2023, we had cash and cash equivalent resources of $24.5 million, including $13.7 million of restricted cash. As of December 31, 2023, we had approximately $138.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2022, we had cash and cash equivalent resources of $26.3 million, including $16.8 million of restricted cash. As of December 31, 2022, we had approximately $79.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2023, STRS JV had total assets of $332.2 million. As of December 31, 2022, STRS JV had total assets of $305.3 million.

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

As of December 31, 2023, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2023, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of December 31, 2023 and December 31, 2022:

($ in thousands)	As of December 31, 2023	As of December 31, 2022
Total investments(1)	$312,217	$284,259
Weighted average effective yield on total portfolio(2)	12.4%	11.3%
Number of portfolio companies in STRS JV	34	28
Largest portfolio company investment(1)	18,853	19,113
Total of five largest portfolio company investments(1)	83,564	77,635
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

 Investments consisted of the following:

	As of December 31, 2023		As of December 31, 2022
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$312,807	$312,217	$287,940	$284,259
Total	$312,807	$312,217	$287,940	$284,259

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2023		As of December 31, 2022
Advertising	$12,040	3.9%	$11,703	4.1%
Air Freight & Logistics	3,504	1.1	3,545	1.2
Application Software	—	—	13,375	4.7
Broadline Retail	18,759	6.0	19,113	6.7
Building Products	13,313	4.3	14,132	5.0
Construction & Engineering	9,550	3.1	8,432	3.0
Data Processing & Outsourced Services	14,659	4.7	14,536	5.1
Diversified Support Services	19,136	6.1	11,729	4.1
Drug Retail	5,022	1.6	—	—
Electronic Equipment & Instruments	13,269	4.2	13,187	4.6
Environmental & Facilities Services	27,278	8.7	20,708	7.3
Health Care Supplies	7,530	2.4	—	—
Household Appliances	8,168	2.6	7,885	2.8
Industrial Machinery & Supplies & Components	6,561	2.1	14,999	5.3
Investment Banking & Brokerage	4,977	1.6	5,545	2.0
IT Consulting & Other Services	51,295	16.4	33,461	11.8
Packaged Foods & Meats	6,904	2.2	12,069	4.2
Paper & Plastic Packaging Products & Materials	6,471	2.1	8,059	2.8
Personal Care Products	5,957	2.0	3,949	1.4
Pharmaceuticals	16,416	5.3	14,712	5.2
Real Estate Operating Companies	11,903	3.8	11,121	3.9
Real Estate Services	7,353	2.4	8,548	3.0
Research & Consulting Services	8,562	2.7	8,686	3.1
Technology Hardware, Storage & Peripherals	18,853	6.0	14,884	5.2
Trading Companies & Distributors	8,442	2.7	9,881	3.5
Wireless Telecommunication Services	6,295	2.0	—	—
Total	$312,217	100.0%	$284,259	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2023 and December 31, 2022 and selected statement of operations information for the years ended December 31, 2023 and 2022.

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

As of December 31, 2023, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of December 31, 2023, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of December 31, 2023, there was $196.5 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $138.5 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $572.1 million as of December 31, 2023.

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

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness.

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

7.875% 2028 Notes

On August 24, 2023, the Company completed a public offering of the 7.875% 2028 Notes in aggregate principal amount of $30 million, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Additionally, the offering included an overallotment feature for up to an additional $4.5 million of aggregate principal amount under the same terms as the initial offering. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4.5 million, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34.5 million. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL.”

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

Portfolio Investments and Yield

As of December 31, 2023, our investment portfolio consisted primarily of senior secured loans across 116 positions in 72 companies with an aggregate fair value of $696.2 million. As of December 31, 2023, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments, primarily indexed to SOFR, with fixed-rate loan investments representing 0.9% based on fair value. As of December 31, 2023, our portfolio had an average investment size of $5.2 million based on fair value and average debt investment size of $6.7 million, with investment sizes ranging from zero to $21.7 million and a weighted average effective yield of 12.4% (and a weighted average effective yield on income-producing debt investments of 13.7%).

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

For the year ended December 31, 2023, we invested $145.0 million in new and existing portfolio companies, offset by repayments and sales of $197.6 million. Proceeds from sales totaled $79.5 million while repayments included $21.6 million of scheduled repayments and $96.5 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of December 31, 2023		As of December 31, 2022
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$127.4	18.3%	$65.2	8.6%
2	413.7	59.4	503.5	66.2
3	133.7	19.2	168.6	22.2
4	6.3	0.9	22.9	3.0
5	15.1	2.2	—	—
Total Portfolio	$696.2	100.0%	$760.2	100.0%

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

During the year ended December 31, 2023 we declared distributions of $1.550 per share for total distributions of $36.0 million. During the year ended December 31, 2022 we declared distributions of $1.470 per share for total distributions of $34.2 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2023 and 2022, distributions to stockholders did not include a return of capital or long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended on November 1, 2023. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 2.00% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 7 to the consolidated financial statements.

On November 1, 2023, the Company’s board of directors approved an amended and restated investment advisory agreement with the Investment Adviser, pursuant to which the base management fee rate is reduced to 1.75% from 2.00% effective as of January 1, 2024.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2023 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(19,724)	$(5,895)	$(13,829)
(200)	(13,166)	(3,930)	(9,236)
(100)	(6,583)	(1,965)	(4,618)
100	6,583	1,965	4,618
200	13,166	3,930	9,236
300	19,748	5,895	13,853
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions" for further information.

As of December 31, 2023, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See

Note 3 to our Notes to consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2023 and 2022:

	Year ended December 31,
($ in thousands)	2023	2022
Realized gain (loss) on forward currency contracts	$27	$—
Unrealized appreciation (depreciation) on forward currency contracts	(40)	(3)
Total net realized and unrealized gains (losses) on forward currency contracts	$(13)	$(3)

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of WhiteHorse Finance, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2023 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 1, 2, 4 and 5 to the consolidated financial statements, the Company invests in senior secured loans, including first lien and second lien facilities, and may make investments at other levels of an investee’s capital structure, including mezzanine loans or equity investments, and may receive warrants to purchase common stock in connection with its debt investments.  With few exceptions, these investments are classified as Level 3 investments.  Level 3 investments represent approximately $673.4 million of the $696.2 million of investments held as of December 31, 2023.  Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Note 5 to the consolidated financial statements, using significant unobservable inputs and assumptions.  Determining the fair value of these investments requires management to make judgments about the valuation methodologies to apply (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, discount rates, market quotes, and exit multiples.

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

Costa Mesa, California

March 5, 2024

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$577,798	$650,535
Non-controlled affiliate company investments	5,422	9,533
Controlled affiliate company investments	112,948	100,160
Total investments, at fair value (amortized cost $740,021 and $782,429, respectively)	696,168	760,228
Cash and cash equivalents	10,749	9,508
Restricted cash and cash equivalents	12,527	14,683
Restricted foreign currency (cost of $1,231 and $2,066, respectively)	1,211	2,073
Interest and dividend receivable	8,149	7,814
Amounts receivable on unsettled investment transactions	343	283
Escrow receivable	393	711
Prepaid expenses and other receivables	1,211	1,174
Total assets	$730,751	$796,474

Liabilities
Debt (net of unamortized debt issuance costs of $4,564 and $4,718, respectively)	$386,448	$440,427
Distributions payable	8,949	8,251
Management fees payable	3,595	3,860
Incentive fees payable	10,470	5,618
Interest payable	2,069	2,774
Accounts payable and accrued expenses	2,089	2,329
Advances received from unfunded credit facilities	316	825
Unrealized depreciation on foreign currency forward contracts	43	3
Total liabilities	$413,979	$464,087

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	338,275	339,240
Accumulated earnings (losses)	(21,526)	(6,876)
Total net assets	316,772	332,387
Total liabilities and total net assets	$730,751	$796,474
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$13.63	$14.30

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2023	2022	2021
Investment income
From non-controlled/non-affiliate company investments
Interest income	$78,493	$67,617	$59,845
Payment-in-kind income	3,960	2,114	—
Fee income	2,966	3,474	2,621
Dividend income	450	300	273
From non-controlled affiliate company investments
Interest income	—	13	—
Payment-in-kind income	314	326	—
Dividend income	84	321	1,190
From controlled affiliate company investments
Interest income	9,488	6,385	3,307
Payment-in-kind income	1,347	—	—
Dividend income	6,158	6,977	4,907
Total investment income	103,260	87,527	72,143
Expenses
Interest expense	29,915	21,940	16,594
Base management fees	14,684	15,600	13,975
Performance-based incentive fees	10,678	7,059	7,524
Administrative service fees	683	683	683
General and administrative expenses	3,622	3,963	3,572
Total expenses	59,582	49,245	42,348
Net investment income before excise tax	43,678	38,282	29,795
Excise tax	965	1,024	1,004
Net investment income after excise tax	42,713	37,258	28,791

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	309	(15,683)	7,994
Non-controlled affiliate company investments	(339)	1,725	562
Foreign currency transactions	950	(310)	262
Foreign currency forward contracts	27	—	(3)
Net realized gains (losses)	947	(14,268)	8,815
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(7,871)	(3,505)	(9,501)
Non-controlled affiliate company investments	(5,608)	(5,239)	1,187
Controlled affiliate company investments	(8,490)	(447)	708
Translation of assets and liabilities in foreign currencies	(1,239)	1,887	94
Foreign currency forward contracts	(40)	(3)	—
Net change in unrealized appreciation (depreciation)	(23,248)	(7,307)	(7,512)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(22,301)	(21,575)	1,303
Net increase in net assets resulting from operations	$20,412	$15,683	$30,094

Per Common Share Data
Basic and diluted earnings per common share	$0.88	$0.68	$1.42
Dividends and distributions declared per common share	$1.55	$1.47	$1.56
Basic and diluted weighted average common shares outstanding	23,243,088	23,229,552	21,150,168

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2020	20,546,032	$21	$300,002	$12,874	$312,897
Stock issued in connection with public offering	2,182,300	2	33,578	—	33,580
Stock issued in connection with at-the-market offering	259,682	—	3,905	—	3,905
Stock issued in connection with dividend reinvestment plan	174,653	—	2,680	—	2,680
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	28,791	28,791
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	8,815	8,815
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(7,512)	(7,512)
Distributions declared	—	—	—	(33,405)	(33,405)
Tax reclassification of stockholders’ equity	—	—	(1,004)	1,004	—
Balance as of December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with at-the-market offering	16,678	—	125	—	125
Stock issued in connection with dividend reinvestment plan	63,743	—	978	—	978
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	37,258	37,258
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(14,268)	(14,268)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(7,307)	(7,307)
Distributions declared	—	—	—	(34,150)	(34,150)
Tax reclassification of stockholders’ equity	—	—	(1,024)	1,024	—
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	42,713	42,713
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	947	947
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(23,248)	(23,248)
Distributions declared	—	—	—	(36,027)	(36,027)
Tax reclassification of stockholders’ equity	—	—	(965)	965	—
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase in net assets resulting from operations	$20,412	$15,683	$30,094
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(5,738)	(2,355)	(1,164)
Net realized (gains) losses on investments	30	13,958	(8,556)
Net unrealized (appreciation) depreciation on investments	21,969	9,191	7,606
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1,239	(1,887)	(94)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	40	3	—
Accretion of discount	(4,493)	(5,626)	(6,821)
Amortization of deferred financing costs	1,599	1,541	2,146
Acquisition of investments	(145,008)	(280,089)	(544,165)
Proceeds from principal payments and sales of portfolio investments	128,199	239,622	306,387
Proceeds from sales of portfolio investments to STRS JV	69,419	83,459	117,246
Net changes in operating assets and liabilities:
Interest and dividend receivable	(335)	(293)	(989)
Escrow receivable	—	619	480
Prepaid expenses and other receivables	(37)	133	(246)
Amounts receivable on unsettled investment transactions	(60)	(283)	4,717
Amounts payable on unsettled investment transactions	—	—	(497)
Management fees payable	(265)	94	412
Incentive fees payable	4,852	(2,340)	1,841
Accounts payable and accrued expenses	(240)	(109)	726
Interest payable	(705)	687	217
Advances received from unfunded credit facilities	(509)	(14)	467
Net cash provided by / (used in) operating activities	90,369	71,994	(90,193)

Cash flows from financing activities
Proceeds from notes issued	34,500	—	100,000
Proceeds from issuance of common stock, net of offering costs	—	125	37,486
Borrowings	132,248	140,527	357,795
Repayments of debt	(222,099)	(175,417)	(366,011)
Deferred financing costs	(1,445)	(580)	(2,459)
Distributions paid to common stockholders, net of distributions reinvested	(35,329)	(33,143)	(29,797)
Net cash provided by / (used in) financing activities	(92,125)	(68,488)	97,014
Effect of exchange rate changes on cash	(21)	290	(298)
Net change in cash, cash equivalents and restricted cash	(1,777)	3,796	6,523
Cash, cash equivalents and restricted cash at beginning of period	26,264	22,468	15,945
Cash, cash equivalents and restricted cash at end of period	$24,487	$26,264	$22,468

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$29,021	$19,712	$14,232
Taxes, including excise tax, paid during the year	1,103	1,184	910
Supplemental noncash disclosures:
Distributions declared	$36,027	$34,150	$33,405
Distributions reinvested	—	978	2,680
Non-cash exchanges of investments	5,520	25,000	23,658

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2023	2022	2021
Cash and cash equivalents	$10,749	$9,508	$12,185
Restricted cash and cash equivalents	12,527	14,683	9,814
Restricted foreign currency	1,211	2,073	469
Total cash, cash equivalents and restricted cash presented in consolidated statements of cash flows	$24,487	$26,264	$22,468

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.45%	04/07/23	04/09/29	4,726	$4,602	$4,580	1.4%
M&M OpCo. LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.45%	04/07/23	04/09/29	—	—	(1)	—
									4,602	4,579	1.4
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46%	12/16/22	12/18/28	4,804	4,685	4,738	1.5
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46%	12/16/22	12/18/28	—	—	7	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71% (11.96% Cash + 0.75% PIK)	07/12/21	07/12/26	9,989	9,888	8,790	2.8
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.71% (11.96% Cash + 0.75% PIK)	07/12/21	07/12/26	473	468	338	0.1
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.50%	12.96%	06/29/23	06/29/28	8,888	8,648	8,743	2.8
									23,689	22,616	7.2
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	11.12%	08/05/22	08/01/29	14,442	12,357	13,191	4.2
									12,357	13,191	4.2
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	5.25%	10.88%	08/29/22	05/08/28	3,066	2,675	2,269	0.7
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	Second Lien Secured Term Loan	0.75%	SOFR	9.00%	14.64%	05/03/21	05/07/29	15,000	14,699	9,744	3.1
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.18%	10/13/22	10/13/27	9,381	9,204	9,089	2.9
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.45%	06/14/19	02/27/24	3,148	3,148	3,113	1.0
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	02/27/24	271	271	268	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.99%	01/12/23	04/05/29	9,819	9,570	9,719	3.2
									39,567	34,202	11.0
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.48%	13.09%	02/16/18	12/31/24	12,407	12,391	12,407	3.9
									12,391	12,407	3.9
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46%	12/30/21	12/30/26	7,418	7,329	7,246	2.3
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46%	12/30/21	12/30/26	—	—	(3)	—
									7,329	7,243	2.3
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	9.50%	14.96% (13.96% Cash + 1.00% PIK)	08/28/20	08/28/25	12,891	12,787	12,818	4.1
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	9.50%	14.96% (13.96% Cash + 1.00% PIK)	12/02/21	08/28/25	2,628	2,606	2,613	0.8
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	12/04/20	06/04/26	5,280	5,233	5,280	1.7
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	SOFR	8.25%	13.71%	07/03/19	07/03/24	13,799	13,767	13,799	4.4
									34,393	34,510	11.0
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.94%	07/27/21	07/27/27	19,624	15,472	14,810	4.7
									15,472	14,810	4.7
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	10/28/22	06/10/24	19,267	19,237	18,997	6.0
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,989	1,972	0.6
									21,226	20,969	6.6

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.00%	10/28/19	10/29/26	16,193	$15,786	$16,110	5.1%
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.28%	12/20/22	12/20/27	5,203	5,111	5,153	1.6
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	13.29%	12/20/22	12/20/27	9,540	9,345	9,449	3.0
									30,242	30,712	9.7
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.38%	12/01/23	01/02/29	140	137	137	—
									137	137	—
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.50% (12.00% Cash + 1.50% PIK)	12/30/20	12/30/25	7,452	7,395	6,405	2.0
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.56%	14.41% (12.91% Cash + 1.50% PIK)	12/30/20	12/30/25	632	628	496	0.2
									8,023	6,901	2.2
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.69%	12/23/16	12/05/25	21,665	21,582	21,480	6.8
									21,582	21,480	6.8
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.52%	11/22/22	12/09/25	357	357	200	0.1
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁷⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	11.96%	11/22/22	01/08/26	5,171	4,915	1,601	0.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Bridge Loan	1.00%	SOFR	14.00%	19.46% (13.46% Cash + 6.00% PIK)	12/22/23	12/22/25	1,464	1,420	1,420	0.4
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	9,490	9,254	9,254	2.9
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	—	—	—	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	—	—	—	—
									15,946	12,475	3.9
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.28%	11/16/21	12/01/26	7,840	7,587	7,215	2.3
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	2,962	2,962	2,793	0.9
									10,549	10,008	3.2
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	08/27/21	08/27/26	9,417	9,354	9,293	2.9
									9,354	9,293	2.9
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46% (11.96% Cash + 0.50% PIK)	09/15/21	09/15/26	12,784	12,647	12,407	4.0
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46% (11.96% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(22)	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.1
									12,814	12,552	4.1
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.58%	13.14%	10/12/21	10/12/26	15,955	15,715	15,954	5.0
									15,715	15,954	5.0
Environmental & Facilities Services
Branford Filtration, LLC (d/b/a Clean Solutions Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	11,613	11,358	11,358	3.6
Branford Filtration, LLC (d/b/a Clean Solutions Group)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	—	—	—	—
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	12/31/21	12/31/26	11,767	11,626	11,537	3.6
									22,984	22,895	7.2
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.46%	10/05/21	10/05/26	9,073	8,973	8,967	2.8
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.46%	10/05/21	10/05/26	—	—	(1)	—
									8,973	8,966	2.8

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71%	10/16/19	09/25/24	5,449	$5,442	$5,449	1.7%
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.71%	10/16/19	09/25/24	5,090	5,089	5,090	1.6
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (10.71% Cash + 2.25% PIK)	11/25/20	11/25/25	6,400	6,348	6,400	2.0
PG Dental New Jersey Parent, LLC⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	7.00%	13.98% (11.73% Cash + 2.25% PIK)	11/25/20	11/25/25	704	698	704	0.2
									17,577	17,643	5.5
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	13.01%	02/23/22	02/23/28	20,409	20,056	18,983	6.0
									20,056	18,983	6.0
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	06/25/21	06/25/26	8,804	8,712	8,782	2.8
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.25%	07/11/22	06/25/26	1,356	1,336	1,353	0.4
									10,048	10,135	3.2
Home Furnishings
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	3.00%	SOFR	10.75%	16.22%	09/19/22	09/21/26	4,689	4,661	4,179	1.3
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.07%	10/12/21	10/12/26	20,616	20,385	20,407	6.4
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.07%	10/12/21	10/12/26	—	—	3	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/06/23	08/20/26	2,990	2,919	2,919	0.9
									27,965	27,508	8.6
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.53%	05/26/22	05/31/29	7,142	6,695	5,966	1.9
									6,695	5,966	1.9
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.21% (12.21% Cash + 1.00% PIK)	04/05/21	04/05/26	11,358	11,282	10,904	3.4
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	13.21% (12.21% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(31)	—
									11,282	10,873	3.4
Industrial Machinery & Supplies & Components
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.89%	06/09/22	06/01/29	6,027	5,536	5,364	1.7
									5,536	5,364	1.7
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.29%	04/25/22	04/24/26	7,333	7,248	6,972	2.2
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	15.06%	04/25/22	04/24/26	825	815	776	0.2
									8,063	7,748	2.4
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	02/28/19	02/28/24	3,522	3,521	3,522	1.1
									3,521	3,522	1.1
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.04%	11/12/21	11/12/26	3,785	3,741	3,745	1.2
									3,741	3,745	1.2

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	6.49%	12.02%	09/06/19	09/06/24	9,441	$9,375	$9,347	3.0%
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.37%	11.90%	09/06/19	09/06/24	4,650	4,631	4,603	1.5
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.96%	06/29/20	06/29/25	5,518	5,492	5,457	1.7
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,450	1,441	1,406	0.4
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,657	1,654	1,623	0.5
									22,593	22,436	7.1
Leisure Products
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.37% PIK	12/09/22	06/08/26	1,140	1,118	1,015	0.3
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.53% PIK	01/24/22	06/08/26	4,232	3,661	1,363	0.4
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	13.00%	12/27/22	12/27/27	10,346	10,098	10,346	3.3
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	13.00%	12/27/22	12/27/27	—	—	14	—
									14,877	12,738	4.0
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	13.47%	11/23/21	12/16/29	5,000	4,944	4,901	1.5
									4,944	4,901	1.5
Office Services & Supplies
American Crafts, LC⁽¹⁴⁾⁽²⁰⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.96% PIK	07/25/23	05/28/26	1,903	1,903	1,878	0.6
American Crafts, LC⁽¹⁴⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.96% PIK	12/22/22	05/28/26	5,105	5,105	3,226	1.0
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.96% PIK	05/28/21	05/28/26	9,441	8,720	553	0.2
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.96% PIK	01/25/22	05/28/26	1,585	1,458	93	—
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.21%	04/12/19	04/12/24	10,947	10,931	10,947	3.5
Empire Office, Inc.	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.21%	08/17/21	04/12/24	4,556	4,545	4,556	1.4
									32,662	21,253	6.7
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.00%	11/04/22	11/04/27	4,606	4,518	4,606	1.5
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	13.00%	11/04/22	11/04/27	5,545	5,466	5,633	1.8
									9,984	10,239	3.3
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96%	12/02/22	12/02/27	5,121	5,001	5,077	1.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.96%	12/02/22	12/02/27	741	729	745	0.2
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.96%	12/02/22	12/02/27	251	245	258	0.1
									5,975	6,080	1.9
Research & Consulting Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	11/25/19	11/25/24	12,600	12,555	12,517	4.0
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	11.36%	11/21/23	11/21/29	3,654	3,564	3,564	1.1
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	11.36%	11/21/23	11/21/29	—	—	—	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	0.75%	SOFR	6.00%	11.36%	11/21/23	11/21/28	—	—	—	—
									16,119	16,081	5.1
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/16/21	11/16/27	11,668	11,517	11,496	3.6
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.11%	09/30/21	09/30/26	11,404	11,279	11,404	3.6
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.11%	09/30/21	09/30/26	—	—	8	—
									22,796	22,908	7.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	11.85%	07/19/19	N/A	84,416	84,416	84,416	26.6
									84,416	84,416	26.6

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.21% PIK	03/16/21	03/16/27	21,613	$19,568	$10,477	3.3%
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	Priority First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.46% PIK	07/14/23	03/16/27	1,078	1,050	1,046	0.3
									20,618	11,523	3.6
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	11.75%	17.28%	10/15/20	10/15/25	15,763	15,580	15,522	4.9
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	11.75%	17.21%	10/15/20	10/15/25	1,242	1,228	1,223	0.4
									16,808	16,745	5.3

Total Debt Investments									$693,621	$656,707	207.4%

Equity Investments(22)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$411	0.1%
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	295	0.1
									620	706	0.2
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,330	0.4
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	832	0.3
									1,614	2,162	0.7
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	1,053	0.3
									423	1,053	0.3
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	404	0.1
									404	404	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	N/A	14.00% PIK	03/16/23	N/A	—	4,537	251	0.1
									4,537	251	0.1
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,472	1.1
									2,890	3,472	1.1
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	317	360	305	0.1
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	149	7	9	—
									367	314	0.1
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	18	—
									167	18	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	825	983	0.3
									825	983	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,053	0.3
									788	1,053	0.3

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	$851	$1,615	0.5%
									851	1,615	0.5
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,715	0.5
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	683	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	406	0.1
									1,926	2,804	0.8
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	130	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	53	—
									2,734	183	—
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	179	0.1
									400	179	0.1
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	218	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	241	0.1
									600	459	0.2
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	1,023	0.3
									840	1,023	0.3
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,782	7.2
									21,104	22,782	7.2

Total Equity Investments									$46,400	$39,461	12.3%

Total Investments									$740,021	$696,168	219.7%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,253	CAD	$903	USD	2/7/24	$—	$(43)
Total							$—	$(43)

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime” or “P”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.3% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2023. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 219.7% of the Company’s net assets or 95.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to P and a different base rate, SOFR, SONIA or CDOR.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new first lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	Ownership of certain equity investments may occur through a holding company or partnership.
(23)	The issuer is domiciled in Canada.

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	12/31/21	12/31/26	11,887	$11,697	$11,559	3.48%
Industrial Specialty Services USA LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	11.41%	12/31/21	12/31/26	674	663	649	0.20
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	2,783	2,709	2,713	0.82
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹³⁾⁽¹⁵⁾	First Lien Secured Term Loan	0.50%	CDOR	6.75%	11.61%	09/30/22	09/28/29	3,837	2,729	2,749	0.83
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾⁽²²⁾	First Lien Secured Term Loan	0.00%	SONIA	6.75%	10.18%	09/30/22	09/28/29	168	182	199	0.06
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	53	51	52	0.02
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)⁽⁵⁾⁽⁷⁾⁽¹⁵⁾⁽²³⁾	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.05%	09/30/22	09/28/29	—	—	(62)	(0.02)
									18,031	17,859	5.39
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	10,423	10,266	10,161	3.06
Bridgepoint Healthcare, LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	—	—	(14)	—
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.75%	12.04%	10/05/21	10/05/26	—	—	(16)	—
									10,266	10,131	3.06
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	09/25/23	5,487	5,446	5,487	1.65
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	09/25/23	5,131	5,124	5,131	1.54
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.32% (12.57% Cash + 0.75% PIK)	11/25/20	11/25/25	13,495	13,324	12,415	3.74
PG Dental New Jersey Parent, LLC(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	8.25%	12.57% (11.82% Cash + 0.75% PIK)	11/25/20	11/25/25	352	347	300	0.09
									24,241	23,333	7.02
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	LIBOR	7.50%	12.67%	02/23/22	02/23/28	21,573	21,110	20,997	6.32
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	0.75%	Base Rate	6.51%	13.98%	02/23/22	02/23/28	2,151	2,105	2,093	0.63
									23,215	23,090	6.95
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.98%	06/25/21	06/25/26	14,130	13,922	13,774	4.14
Power Service Group CR Acquisition Inc.⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.98%	07/11/22	06/25/26	—	—	(34)	(0.01)
Power Service Group CR Acquisition Inc.⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.96%	11.36%	06/25/21	06/25/24	836	828	780	0.23
									14,750	14,520	4.36
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.40%	10/12/21	10/12/26	20,834	20,517	20,210	6.08
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	10.40%	10/12/21	10/12/26	—	—	(39)	(0.01)
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	2.00%	SOFR	8.75%	13.19%	09/19/22	09/21/26	4,861	4,821	4,609	1.39
									25,338	24,780	7.46
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.73%	05/26/22	05/31/29	7,214	6,680	6,615	1.99
									6,680	6,615	1.99
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.65% (11.15% Cash + 0.50% PIK)	04/05/21	04/05/26	11,334	11,223	10,429	3.14
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	6.58%	10.90% (10.40% Cash + 0.50% PIK)	04/05/21	04/05/26	798	790	724	0.22
									12,013	11,153	3.36

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Industrial Machinery & Supplies & Components
BLP Buyer, Inc. (d/b/a Bishop Lifting Products, Inc.)	First Lien Secured Term Loan	1.25%	SOFR	6.50%	10.21%	10/03/22	02/01/27	2,149	$2,098	$2,091	0.63%
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.08%	06/09/22	06/01/29	8,355	7,535	7,269	2.19
									9,633	9,360	2.82
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.17%	04/25/22	04/24/26	7,751	7,623	7,554	2.27
MSI Information Services, Inc.(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.75%	12.17%	04/25/22	04/24/26	—	—	(9)	—
									7,623	7,545	2.27
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.88%	02/28/19	02/28/24	11,860	11,833	11,860	3.57
									11,833	11,860	3.57
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.14%	11/12/21	11/12/26	13,833	13,620	13,487	4.06
									13,620	13,487	4.06
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	7.12%	11.73%	09/06/19	09/06/24	9,440	9,344	9,254	2.78
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	11.62%	09/06/19	09/06/24	4,649	4,621	4,557	1.37
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan A	1.00%	LIBOR	7.50%	11.88%	06/29/20	06/29/25	5,574	5,531	5,520	1.66
Lift Brands, Inc. (d/b/a Snap Fitness)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	06/29/25	1,330	1,316	1,266	0.38
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% (0.00% Cash + 9.50% PIK)	06/29/20	N/A	1,268	1,265	1,198	0.36
									22,077	21,795	6.55
Leisure Products
Playmonster Group LLC(6)(20)	Priority First Lien Secured Term Loan	1.00%	LIBOR	6.75%	11.47% PIK	12/09/22	06/08/26	184	176	176	0.05
Playmonster Group LLC(6)(20)	First Lien Secured Term Loan	1.00%	LIBOR	9.00%	13.36% PIK	01/24/22	06/08/26	3,662	3,662	2,977	0.90
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.54%	12/27/22	12/27/27	10,454	10,141	10,138	3.05
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.54%	12/27/22	12/27/27	78	76	75	0.02
									14,055	13,366	4.02
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	LIBOR	8.00%	12.38%	11/23/21	12/16/29	5,000	4,935	4,824	1.45
									4,935	4,824	1.45
Office Services & Supplies
American Crafts, LC	First Lien Secured Term Loan	1.00%	LIBOR	8.50%	12.88%	05/28/21	05/28/26	9,555	9,473	8,244	2.48
American Crafts, LC	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	8.50%	12.88%	10/01/22	05/28/26	1,367	1,346	1,147	0.35
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	LIBOR	6.75%	11.13%	04/12/19	04/12/24	11,806	11,728	11,687	3.52
Empire Office, Inc.(4)	First Lien Secured Delayed Draw Loan	1.50%	LIBOR	6.75%	11.13%	08/17/21	04/12/24	4,803	4,746	4,754	1.43
									27,293	25,832	7.78
Packaged Foods & Meats
Lenny & Larry's, LLC⁽¹⁵⁾⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	LIBOR	8.33%	12.65% (10.94% Cash + 1.71% PIK)	05/15/18	05/15/23	11,214	11,198	10,941	3.30
									11,198	10,941	3.30
Personal Care Products
Inspired Beauty Brands, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	7.00%	11.65%	12/30/20	12/30/25	11,519	11,381	11,159	3.36
Inspired Beauty Brands, Inc.(7)	First Lien Secured Revolving Loan	1.00%	LIBOR	7.00%	10.78%	12/30/20	12/30/25	265	262	252	0.08
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	06/30/22	08/13/25	2,086	2,051	2,071	0.62
									13,694	13,482	4.06

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Real Estate Development
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.82%	11/04/22	11/04/27	4,653	$4,540	$4,540	1.37%
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.20%	11/04/22	11/04/27	3,621	3,563	3,563	1.07
									8,103	8,103	2.44
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.25%	10.48%	12/23/22	10/19/26	—	—	—	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.73%	12/02/22	12/02/27	5,155	5,003	5,003	1.50
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.00%	11.42%	12/02/22	12/02/27	56	55	55	0.02
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.42%	12/02/22	12/02/27	258	251	251	0.08
									5,309	5,309	1.60
Research & Consulting Services
Aeyon LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	8.88%	13.19%	02/10/22	02/10/27	8,910	8,764	8,641	2.60
ALM Media, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.91%	11/25/19	11/25/24	13,388	13,286	13,255	3.99
									22,050	21,896	6.59
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	10.89%	11/16/21	11/16/27	11,798	11,606	11,326	3.41
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	LIBOR	6.50%	10.89%	11/16/21	11/16/27	—	—	(96)	(0.03)
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	09/30/21	09/30/26	11,521	11,348	11,521	3.47
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.23%	09/30/21	09/30/26	—	—	10	—
True Blue Car Wash, LLC⁽¹⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.88%	11.30%	10/17/19	10/17/24	9,903	9,822	9,942	2.99
True Blue Car Wash, LLC⁽⁷⁾⁽¹⁵⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	10/17/19	10/17/24	4,160	4,107	4,189	1.26
									36,883	36,892	11.10
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(9)(14)	Subordinated Note	N/A	LIBOR	6.50%	10.67%	07/19/19	N/A	80,000	80,000	80,000	24.07
									80,000	80,000	24.07
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.92% (8.17% Cash + 3.75% PIK)	03/16/21	03/16/27	19,623	19,353	17,847	5.37
									19,353	17,847	5.37
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.25%	13.67%	10/15/20	10/15/25	15,846	15,556	15,762	4.74
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.25%	13.67%	10/15/20	10/15/25	927	910	928	0.28
Telestream Holdings Corporation(7)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	9.25%	13.67%	05/12/22	10/15/25	—	—	3	—
									16,466	16,693	5.02

Total Debt Investments									$735,943	$719,068	216.34%

Equity Investments(21)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	208	$258	$154	0.05%
									258	154	0.05
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	517	0.16
									1,250	517	0.16

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	$1,100	$1,404	0.42%
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	714	0.21
									1,614	2,118	0.63
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	786	0.24
									423	786	0.24
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,788	1.14
									2,890	3,788	1.14
Diversified Support Services
Quest Events, LLC(4)	Preferred Units	N/A	N/A	N/A	N/A	12/28/18	12/08/25	347	347	110	0.03
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	229	4	92	0.03
									351	202	0.06
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	83	0.02
									167	83	0.02
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	825	600	0.18
									825	600	0.18
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	667	667	514	0.15
									667	514	0.15
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,943	0.58
									851	1,943	0.58
Investment Banking & Brokerage
Arcole Holding Corporation(4)(5)(6)(18)	Shares	N/A	N/A	N/A	N/A	10/01/20	N/A	—	6,944	6,380	1.92
									6,944	6,380	1.92
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,558	0.47
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	363	0.11
									1,612	1,921	0.58
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	131	0.04
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	06/28/28	1	793	53	0.02
									2,734	184	0.06
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²⁰⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	0.01
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽²⁰⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	0.01
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
									—	—	—

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	$400	$283	0.09%
									400	283	0.09
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	200	0.06
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	400	0.12
									600	600	0.18
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	927	0.29
									840	927	0.29
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(14)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	20,000	20,000	20,160	6.07
									20,000	20,160	6.07

Total Equity Investments									$46,486	$41,160	12.41%

Total Investments									$782,429	$760,228	228.75%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	327	CAD	$241	USD	1/27/23	$—	$—
Morgan Stanley		£59	GBP	$69	USD	1/27/23	—	(3)
Total							$—	$(3)
(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to the London Interbank Offered Rate (“LIBOR” or “L”), which resets monthly, quarterly or semiannually, SOFR, CDOR, SONIA, or Prime.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 82.8% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2022. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2022

(in thousands)

(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 228.75% of the Company’s net assets or 95.4% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to P and a different base rate, LIBOR or SOFR. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. On January 14, 2019, the Company entered into an agreement (as described in Note 4 hereto) with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.00% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(18)	On October 1, 2020, as part of a restructuring agreement between the Company and Arcole Acquisition Corp, the Company’s investments in first lien secured term loans to Arcole Acquisition Corp were converted into common shares of Arcole Holding Corp.
(19)	At the option of the issuer, interest can be paid in cash or cash and PIK. The issuer may elect to pay up to 2.00% PIK.
(20)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC.
(21)	Ownership of certain equity investments may occur through a holding company or partnership.
(22)	Principal amount is non-USD denominated and is based in British pounds.
(23)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(24)	Investment is structured with a PIK period beginning with the first interest payment date through December 20, 2023, whereby accrued interest due on the loan is capitalized and added to the unpaid principal balance of the loan.

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest rate based on a risk-free index rate such as SOFR and have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers” or the “Investment Adviser”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration” or the “Administrator”) provides administrative services necessary for the Company to operate.

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, WhiteHorse Advisers is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on January 31, 2024 and intends to continue to affirm the Exclusion on an annual basis.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2023 and December 31, 2022.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2023 or December 31, 2022. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2020 remain subject to examination by the Internal Revenue Service.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Earnings per Share: The Company calculates earnings per share as earnings available to stockholders divided by the weighted average number of shares outstanding during the period.

Risks and Uncertainties: In the normal course of business, the Company generally encounters two significant types of economic risks including credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes that the carrying value of the Company’s investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
($ in thousands)	2023	2022	2021
Realized gain (loss) on forward currency contracts	$27	$—	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	(40)	(3)	—
Total net realized and unrealized gains (losses) on forward currency contracts	$(13)	$(3)	$(3)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation/depreciation on forward currency contracts within the statement of assets and liabilities. Open contracts as of December 31, 2023 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,253	CAD	$903	USD	2/7/24	$—	$(43)
Total							$—	$(43)

Open contracts as of December 31, 2022 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	327	CAD	$241	USD	1/27/23	$—	$—
Morgan Stanley		£59	GBP	$69	USD	1/27/23	—	(3)
Total							$—	$(3)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the years ended December 31, 2023 and 2022:

	Year ended December 31,
Average USD notional outstanding	2023	2022
Forward currency contracts	$587	$208

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2023 and 2022.

	As of December 31, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$43	$—	$—	$—	$—	$—	$—	$43
Total	$—	$43	$—	$—	$—	$—	$—	$—	$43
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2022
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Morgan Stanley (GBP)	—	3	—	—	—	—	—	—	3
Total	$—	$3	$—	$—	$—	$—	$—	$—	$3
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of December 31, 2023		As of December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$584,480	$555,878	$631,091	$618,267
Second lien secured loans	24,558	16,246	24,685	20,634
Subordinated unsecured loans	167	167	167	167
Subordinated Note to STRS JV	84,416	84,416	80,000	80,000
Equity (excluding STRS JV)	25,296	16,679	26,486	21,000
Equity in STRS JV	21,104	22,782	20,000	20,160
Total	$740,021	$696,168	$782,429	$760,228

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2023		As of December 31, 2022
Advertising	$5,285	0.9%	$154	—%
Air Freight & Logistics	22,616	3.8	16,107	2.4
Alternative Carriers	13,191	2.2	12,068	1.8
Application Software	34,202	5.8	27,117	4.1
Asset Management & Custody Banks	—	—	10,144	1.5
Automotive Retail	12,407	2.1	14,363	2.2
Broadcasting	7,243	1.3	7,780	1.2
Broadline Retail	36,672	6.2	37,191	5.6
Building Products	15,863	2.7	24,362	3.7
Cable & Satellite	20,969	3.6	20,489	3.1
Commodity Chemicals	30,712	5.2	20,410	3.1
Construction & Engineering	541	0.1	—	—
Construction Materials	6,901	1.2	7,459	1.1
Data Processing & Outsourced Services	21,480	3.6	22,817	3.5
Distributors	12,475	2.1	4,171	0.6
Diversified Chemicals	10,259	1.8	13,268	2.0
Diversified Financial Services	3,472	0.6	3,788	0.7
Diversified Support Services	9,607	1.6	11,035	1.7
Education Services	12,570	2.1	12,869	1.9
Electric Utilities	15,954	2.7	10,411	1.7
Environmental & Facilities Services	23,878	4.1	18,459	2.8
Health Care Facilities	8,966	1.5	10,131	1.5
Health Care Services	17,643	3.0	23,333	3.5
Health Care Supplies	18,983	3.2	23,090	3.5
Heavy Electrical Equipment	10,135	1.7	14,520	2.2
Home Furnishings	27,508	4.7	24,780	3.8
Household Appliances	5,966	1.0	6,615	1.0
Household Products	10,873	1.8	11,153	1.7
Industrial Machinery & Supplies & Components	6,417	1.1	9,874	1.5
Interactive Media & Services	9,363	1.6	9,488	1.4
Investment Banking & Brokerage	3,522	0.6	18,240	2.8
IT Consulting & Other Services	6,549	1.1	15,408	2.3
Leisure Facilities	22,619	3.8	21,979	3.3
Leisure Products	12,738	2.2	13,366	2.0
Life Sciences Tools & Services	4,901	0.8	4,824	0.8
Office Services & Supplies	21,253	3.6	25,832	3.9
Packaged Foods & Meats	—	—	10,941	1.7
Paper & Plastic Packaging Products & Materials	179	—	283	0.1
Personal Care Products	—	—	13,482	2.0
Real Estate Development	10,239	1.8	8,103	1.2
Real Estate Operating Companies	6,539	1.2	5,909	0.9
Research & Consulting Services	16,081	2.7	21,896	3.3
Specialized Consumer Services	23,931	4.1	37,819	5.7
Specialized Finance(1)	—	—	—	—
Systems Software	11,523	2.0	17,847	2.7
Technology Hardware, Storage & Peripherals	16,745	2.8	16,693	2.5
Total(1)	$588,970	100.0%	$660,068	100.0%

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

(1)	Excludes investments in STRS JV.

As of December 31, 2023, the portfolio companies underlying the investments are all located in the United States and its territories, except for Trimlite Buyer LLC, which is domiciled in Canada. As of December 31, 2023 and December 31, 2022, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 2.8 years and 3.4 years, respectively.

As of December 31, 2023 the total cost basis of non-accrual loans was $38,322 and the total fair value of non-accrual loans was $14,087. As of December 31, 2022, there were no loans on non-accrual status.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2022	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$(6,605)	$(339)	$564	$—
Playmonster Group LLC	Priority First Lien Secured Term Loan	129	176	943	—	—	(104)	1,015
Playmonster Group LLC	First Lien Secured Term Loan	(85)	2,977	—	—	—	(1,614)	1,363
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	270	—	2,961	—	—	(168)	2,793
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	4,537	—	—	(4,286)	251
Total Non-controlled affiliates		$398	$9,533	$8,441	$(6,605)	$(339)	$(5,608)	$5,422
Controlled affiliates
American Crafts, LC	Super Priority First Lien Secured Term Loan	$109	$—	$1,903	$—	$—	$(25)	$1,878
American Crafts, LC	Priority First Lien Secured Term Loan	575	—	5,105	—	—	(1,879)	3,226
American Crafts, LC	First Lien Secured Term Loan	568	—	7,491	—	—	(6,938)	553
American Crafts, LC	First Lien Secured Delayed Draw Loan	95	—	1,259	—	—	(1,166)	93
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	9,488	80,000	4,416	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,158	20,160	1,104	—	—	1,518	22,782
Total Controlled affiliates		$16,993	$100,160	$21,278	$—	$—	$(8,490)	$112,948
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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

As of December 31, 2023 and December 31, 2022, STRS JV had total assets of $332,160 and $305,296, respectively. STRS JV’s portfolio consisted of debt investments in 34 and 28 portfolio companies as of December 31, 2023 and December 31, 2022. As of December 31, 2023 and December 31, 2022, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,889 and $20,086, respectively. The five largest investments in portfolio

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

companies by fair value in STRS JV totaled $83,564 and $77,635 as of December 31, 2023 and December 31, 2022, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of December 31, 2023, the Company and STRS Ohio owned 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of December 31, 2022, the Company and STRS Ohio owned 66.67% and 33.33%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and $20,000 and advances of the subordinated notes of $84,416 and $80,000 as of December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $90,000, respectively, both of which were fully funded.

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

On May 18, 2023, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) effective June 6, 2023 apply an annual interest rate equal to applicable SOFR plus 2.72% to any USD borrowings, (ii) extend the scheduled termination date from July 19, 2025 to July 19, 2026, (iii) extend the non-call period from January 19, 2023 to January 19, 2024 and (iv) extend the end of the reinvestment period from July 19, 2023 to July 19, 2024.

As of December 31, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as SOFR plus 2.72%, Euro Interbank Offered Rate (“EurIBOR”), SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of December 31, 2023, STRS JV had $165,244 of outstanding borrowings and an interest rate outstanding of 7.7% per annum under the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

As of December 31, 2022, the STRS JV Credit Facility had $225,000 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a floating index rate such as LIBOR, EurIBOR, SONIA or CDOR plus 2.35% for borrowings up to $175,000 and SOFR plus 2.50% for borrowings above $175,000. The final maturity date of the STRS JV Credit Facility is July 19, 2025. As of December 31, 2022, STRS JV had $152,277 of outstanding borrowings and an interest rate outstanding of 6.6% per annum under the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2023:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	02/18/22	12/15/26	9,100	$8,991	$9,014	26.0%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.25%	03/11/22	12/15/26	3,054	3,018	3,025	8.7
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.25%	02/18/22	12/15/26	—	—	1	—
									12,009	12,040	34.7
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.11%	02/17/22	06/15/26	3,541	3,503	3,504	10.1
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	11.11%	02/17/22	06/15/26	—	—	—	—
									3,503	3,504	10.1
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.99%	07/19/19	07/01/25	18,908	18,798	18,762	54.1
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.99%	07/19/19	07/01/25	—	—	(3)	—
									18,798	18,759	54.1
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.75%	11/09/20	11/05/25	13,644	13,541	13,313	38.4
									13,541	13,313	38.4
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.38%	12/21/23	01/02/29	3,091	3,015	3,015	8.7
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.38%	12/21/23	01/02/29	1,400	1,366	1,365	3.8
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.37%	12/21/23	01/02/29	196	191	191	0.6
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.27%	03/17/23	02/07/28	4,455	4,344	4,405	12.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.42%	03/17/23	02/07/28	575	560	569	1.6
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.42%	03/17/23	02/07/28	—	—	5	—
									9,476	9,550	27.4
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.94%	01/22/20	12/19/24	19,416	14,969	14,654	42.3
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.94%	01/22/20	12/19/24	—	—	5	—
									14,969	14,659	42.3
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.20%	10/31/23	10/26/28	7,500	7,337	7,337	21.2
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.20%	10/31/23	10/26/28	—	—	—	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR	7.25%	12.86%	07/19/19	09/30/26	11,709	11,663	11,557	33.3
Quest Events, LLC	First Lien Secured Revolving Loan	2.00%	SOFR	7.25%	12.86%	07/19/19	09/30/26	247	246	242	0.7
									19,246	19,136	55.2
Drug Retail
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.48%	04/11/23	03/01/29	5,053	4,922	5,013	14.5
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.48%	04/11/23	03/01/29	—	—	9	—
									4,922	5,022	14.5

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.00%	06/28/21	04/30/26	13,330	$13,203	$13,265	38.3%
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.00%	06/28/21	04/30/26	—	—	4	—
									13,203	13,269	38.3
Environmental & Facilities Services
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.86%	03/01/22	12/29/26	11,192	11,073	11,080	32.0
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.94%	03/01/22	12/29/26	2,366	2,341	2,342	6.8
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	12.11%	03/01/22	12/29/26	199	197	193	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.50%	11.85%	03/23/23	09/28/29	2,807	2,744	2,786	8.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CDOR	6.50%	11.94%	03/23/23	09/28/29	3,873	2,759	2,892	8.3
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.50%	11.72%	03/23/23	09/28/29	171	205	217	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.50%	11.85%	03/23/23	09/28/29	368	360	366	1.1
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.50%	11.71%	03/23/23	09/28/29	723	882	984	2.8
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	CDOR	6.50%	12.08%	03/23/23	09/28/29	458	324	342	1.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.50%	11.85%	03/23/23	09/28/29	—	—	—	—
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	08/09/23	08/01/29	5,985	5,845	5,898	17.0
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	08/09/23	08/01/29	180	176	181	0.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	08/09/23	08/01/29	—	—	(3)	—
									26,906	27,278	78.7
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.60%	10/25/23	10/18/28	5,022	4,901	4,901	14.1
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.60%	10/25/23	10/18/28	—	—	—	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.95%	07/27/23	07/11/29	2,660	2,599	2,626	7.6
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.95%	07/27/23	07/11/29	—	—	3	—
									7,500	7,530	21.7
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	10.18%	05/04/22	04/28/28	6,576	6,821	7,172	20.7
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	05/04/22	04/28/28	1,001	987	996	2.9
									7,808	8,168	23.6
Industrial Machinery & Supplies & Components
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.61%	03/25/22	03/08/27	6,561	6,498	6,561	18.9
									6,498	6,561	18.9
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	05/19/20	05/15/25	2,657	2,643	2,657	7.7
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	05/19/20	05/15/25	2,320	2,315	2,320	6.7
									4,958	4,977	14.4

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.04%	03/27/23	11/12/26	9,873	$9,678	$9,771	28.2%
Cennox Holdings Limited (d/b/a Cennox)(8)(14)	First Lien Secured Term Loan	1.00%	SONIA	6.25%	11.59% (11.34% Cash + 0.25% PIK)	07/16/21	05/04/26	2,825	3,863	3,538	10.2
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.50%	10.44% (10.19% Cash + 0.25% PIK)	06/28/22	05/04/26	9,422	9,851	10,257	29.6
Cennox Holdings Limited (d/b/a Cennox)(8)(14)	First Lien Secured Revolving Loan	1.00%	SONIA	6.25%	11.56% (11.31% Cash + 0.25% PIK)	07/16/21	05/04/26	864	1,182	1,082	3.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	05/10/23	04/10/29	6,247	6,084	6,194	17.9
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.98%	05/10/23	04/10/29	392	378	389	1.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.98%	05/10/23	04/10/28	—	—	11	—
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	01/27/21	12/31/26	11,036	10,925	10,993	31.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.53%	01/27/21	12/31/26	2,976	2,945	2,965	8.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.58%	01/27/21	12/31/26	107	106	114	0.3
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.45%	08/10/21	09/02/26	6,026	5,962	5,979	17.2
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.45%	08/10/21	09/02/26	—	—	2	—
									50,974	51,295	147.9
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96% (11.21% Cash + 0.75% PIK)	10/21/19	06/28/25	6,939	6,904	6,904	19.9
									6,904	6,904	19.9
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	7.66%	13.15%	10/07/22	09/29/28	6,589	6,485	6,488	18.7
Max Solutions, Inc.(6)(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.66%	13.15%	10/07/22	09/29/28	—	—	(17)	—
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	7.66%	13.15%	10/07/22	09/29/28	—	—	—	—
									6,485	6,471	18.7
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.20%	10/21/19	08/13/25	5,507	5,459	5,473	15.8
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.21%	10/21/19	08/13/25	488	485	484	1.4
									5,944	5,957	17.2
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.87%	12/16/21	11/01/27	12,163	13,552	13,401	38.7
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.46%	12/16/21	11/01/27	971	959	971	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.56%	12/16/21	11/01/27	883	871	883	2.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.53%	12/16/21	11/01/27	1,156	1,141	1,161	3.3
									16,523	16,416	47.3
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.80%	12/28/21	10/19/26	9,555	9,448	9,074	26.2
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	12.10%	02/18/22	10/19/26	2,398	2,369	2,282	6.6
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.80%	02/18/22	10/19/26	596	589	547	1.6
									12,406	11,903	34.4

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	03/01/22	01/21/27	7,510	$7,418	$6,706	19.3%
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	03/01/22	01/21/27	725	716	647	1.9
									8,134	7,353	21.2
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.00%	07/15/21	06/23/27	8,604	8,541	8,562	24.7
									8,541	8,562	24.7
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	08/10/21	07/30/27	14,952	14,772	14,806	42.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	08/10/21	07/30/27	4,088	4,039	4,047	11.7
									18,811	18,853	54.4
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.93%	06/22/21	02/24/26	8,534	8,454	8,443	24.4
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.93%	06/22/21	02/24/26	—	—	(1)	—
									8,454	8,442	24.4
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.88%	11/27/23	11/09/28	6,418	6,294	6,295	18.2
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.88%	11/27/23	11/09/28	—	—	—	—
									6,294	6,295	18.2

Total Investments									$312,807	$312,217	900.6%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	958	CAD	$691 USD	2/7/2024	$—	$(33)
Morgan Stanley		€1,181	EUR	$1,249 USD	2/7/2024	—	(56)
Morgan Stanley		£1,340	GBP	$1,625 USD	2/7/2024	—	(83)
Total						$—	$(172)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference SOFR, CDOR, SONIA, Prime, EurIBOR, which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 900.6% of STRS JV’s members’ equity or 94.0% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pound.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts , which were indexed to P and a different base rate, SOFR, SONIA or CDOR. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)	The issuer is domiciled in the United Kingdom.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

December 31, 2023

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	8,244	$8,085	$8,085	26.74%
Max Solutions, Inc.(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	(26)	(0.09)
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
Max Solutions, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.23%	10/07/22	09/29/28	—	—	—	—
									8,085	8,059	26.65
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	LIBOR	6.50%	11.23%	10/21/19	08/13/25	3,679	3,631	3,679	12.18
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.50%	11.24%	10/21/19	08/13/25	266	264	270	0.89
									3,895	3,949	13.06
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.17%	12/16/21	11/01/27	12,287	13,643	12,876	42.57
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.62%	12/16/21	11/01/27	981	966	963	3.18
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.81%	10/01/22	11/01/27	892	878	876	2.90
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.81%	12/16/21	11/01/27	—	—	(3)	(0.01)
									15,487	14,712	48.65
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.48%	12/28/21	10/19/26	9,653	9,505	9,412	31.13
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.10%	10.92%	02/18/22	10/19/26	1,768	1,741	1,720	5.69
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.48%	02/18/22	10/19/26	—	—	(11)	(0.04)
									11,246	11,121	36.78
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	8,924	8,778	8,301	27.45
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	290	285	247	0.82
									9,063	8,548	28.27
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	LIBOR	5.50%	10.23%	07/15/21	06/23/27	8,865	8,782	8,686	28.72
									8,782	8,686	28.72
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	15,105	14,874	14,882	49.21
Source Code Holdings, LLC (d/b/a Source Code Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	—	—	2	0.01
									14,874	14,884	49.22
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	10,033	9,895	9,882	32.68
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	LIBOR	6.25%	10.42%	06/22/21	02/24/26	—	—	(1)	—
									9,895	9,881	32.68

Total Investments									$287,940	$284,259	940.05%

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	256	CAD	$189 USD	1/27/2023	$—	$(1)
Morgan Stanley		€1,111	EUR	$1,128 USD	1/27/2023	—	(64)
Morgan Stanley		£229	GBP	$266 USD	1/27/2023	—	(10)
Total						$—	$(75)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, SOFR, CDOR, Prime, or EurIBOR.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 940% of STRS JV’s members’ equity or 93.0% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	Principal amount is denominated in Canadian dollars and the issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pounds and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to different base rates, L and P. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.

As of December 31, 2023 and December 31, 2022, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of December 31, 2023 and December 31, 2022, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $21,063, and $24,549 under delayed draw term loan commitments and undrawn revolvers as of December 31, 2023 and December 31, 2022, respectively.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of December 31, 2023 and December 31, 2022 and for the years ended December 31, 2023, 2022 and 2021:

Selected Balance Sheet Information ($ in thousands)	As of December 31, 2023	As of December 31, 2022
Assets
Investments, at fair value (amortized cost of $312,807 and $287,940, respectively)	$312,217	$284,259
Cash and cash equivalents	14,625	18,960
Interest receivable	2,540	1,404
Amounts receivable on unsettled investment transactions	2,687	515
Other assets	91	158
Total assets	$332,160	$305,296
Liabilities
Credit facility (net of unamortized debt issuance costs of $1,850 and $1,643, respectively)	$163,394	$150,634
Note payable to members	128,459	120,000
Interest payable on credit facility	1,013	796
Interest payable on notes to members	3,799	3,069
Unrealized depreciation on foreign currency forward contracts	172	75
Other liabilities	657	483
Total liabilities	297,494	275,057
Members’ equity	34,666	30,239
Total liabilities and members’ equity	$332,160	$305,296

	Year Ended December 31,
Selected Statement of Operations Information ($ in thousands)	2023	2022	2021
Interest and fee income	$40,334	$28,956	$18,819
Total investment income	$40,334	$28,956	$18,819
Interest expense on credit facility	14,558	7,470	4,105
Interest expense on notes to members	14,403	9,680	5,512
Administrative fee	652	629	443
Other expenses	636	564	498
Total expenses	$30,249	$18,343	$10,558
Net investment income	10,085	10,613	8,261
Net realized gains (losses) on investments and foreign currency transactions	312	329	(55)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	1,229	(875)	1,153
Net increase in members’ equity resulting from operations	$11,626	$10,067	$9,359

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2023 and year ended December 31, 2022, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$555,878	$555,878
Second lien secured loans	—	—	16,246	16,246
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	16,679	16,679
Equity in STRS JV(1)	—	—	—	22,782
Total investments	$—	$—	$673,386	$696,168
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at ($43) as of December 31, 2023, are characterized in Level 2 of the hierarchy.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$618,267	$618,267
Second lien secured loans	—	—	20,634	20,634
Subordinated unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	80,000	80,000
Equity (excluding STRS JV)	—	—	21,000	21,000
Equity in STRS JV(1)	—	—	—	20,160
Total investments	$—	$—	$740,068	$760,228
(1)	The Company’s equity investment in STRS JV is measured using the NAV per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s forward currency contracts, which were valued at ($3) as of December 31, 2022, are characterized in Level 2 of the hierarchy.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2023:

	First Lien	Second Lien	Subordinated	Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Year ended December 31, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	143,792	—	—	4,416	1,216	149,424
Non-cash interest income	5,738	—	—	—	—	5,738
Accretion of discount (premium)	4,411	82	—	—	—	4,493
Proceeds from paydowns and sales	(195,496)	(233)	—	—	(6,605)	(202,334)
Conversions	(4,537)	—	—	—	4,537	—
Realized gains (losses)	(518)	22	—	—	(338)	(834)
Net unrealized appreciation (depreciation)	(15,779)	(4,259)	—	—	(3,131)	(23,169)
Fair value, end of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2023	$(17,517)	$(4,260)	$—	$—	$(3,694)	$(25,471)

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2022:

	First Lien	Second Lien	Subordinated	Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Year ended December 31, 2022	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$697,232	$23,650	$167	$60,000	$22,552	$803,601
Funding of investments	278,236	—	—	20,000	1,853	300,089
Non-cash interest income	2,217	138	—	—	—	2,355
Accretion of discount (premium)	5,540	86	—	—	—	5,626
Proceeds from paydowns and sales	(343,181)	—	—	—	(4,900)	(348,081)
Conversions	(4,060)	—	—	—	4,060	—
Realized gains (losses)	(16,975)	(1,024)	—	—	3,481	(14,518)
Net unrealized appreciation (depreciation)	(742)	(2,216)	—	—	(6,046)	(9,004)
Fair value, end of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2022	$(12,278)	$(3,241)	$—	$—	$(5,469)	$(20,988)

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

December 31, 2023

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2023 and December 31, 2022. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2023	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$510,739	Discounted cash flow analysis	Discount rate	11.0% - 30.3% (13.9%)
	34,016	Recent transaction	Transaction price	89.0 - 98.8 (96.2)
	10,477	Enterprise value analysis	EBITDA multiple	8.6 - 8.6 (8.6)
	646	Option pricing Model	Volatility	17.2 - 17.2 (17.2)
Second lien secured loans	14,645	Discounted cash flow analysis	Discount rate	12.6% - 24.0% (20.2%)
	1,601	Enterprise value analysis	EBITDA multiple	6.3 - 6.3 (6.3)
Subordinated unsecured loans	167	Enterprise value analysis	EBITDA multiple	7.1 - 7.1 (7.1)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	3,175	Discounted cash flow analysis	Discount rate	14.7% - 30.3% (16.6%)
	6,927	Enterprise value analysis	EBITDA multiple	5.5 - 13.2 (8.8)
	709	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	832	Discounted cash flow analysis	Discount rate	29.9% - 30.3% (29.9%)
	1,511	Enterprise value analysis	EBITDA multiple	6.0 - 10.5 (6.7)
Warrant	3,525	Discounted cash flow analysis	Discount rate	26.2% - 30.2% (26.3%)
Total Level 3 Investments	$673,386
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2022	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$536,259	Discounted cash flow analysis	Discount rate	10.0% - 30.0% (13.8%)
	67,878	Recent transaction	Transaction price	83.1 - 100.0 (95.0)
	14,130	Expected repayment	Transaction price	100.0 - 101.0 (100.5)
Second lien secured loans	20,634	Discounted cash flow analysis	Discount rate	13.2% - 25.0% (18.9%)
Subordinated unsecured loans	167	Discounted cash flow analysis	Discount rate	4.0% - 4.0% (4.0%)
Subordinated Notes to STRS JV	80,000	Enterprise value analysis	n/a	n/a
Common equity	9,990	Discounted cash flow analysis	Discount rate	15.6% - 25.9% (22.4%)
	4,735	Enterprise value analysis	EBITDA multiple	5.0 - 11.8 (8.3)
	400	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	714	Discounted cash flow analysis	Discount rate	20.0% - 22.5% (20.0%)
	194	Enterprise value analysis	EBITDA multiple	8.0 - 9.5 (8.6)
	926	Enterprise value analysis	Revenue multiple	0.5 - 0.5 (0.5)
	200	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Warrant	3,841	Discounted cash flow analysis	Discount rate	25.9% - 27.2% (27.2%)
Total Level 3 Investments	$740,068
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

The following table presents the principal amount and fair value of the Company’s borrowings as of December 31, 2023 and December 31, 2022. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of December 31, 2023, the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 6.00% private notes due 2023 (the “6.000% 2023 Notes”), the 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of December 31, 2023, the fair value of the 7.875% notes due 2028 (the “7.875% 2028 Notes”) were estimated using a combination of discounted future cash flows to the valuation date and the carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion.

		As of December 31, 2023		As of December 31, 2022
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$196,512	$194,926	$255,145	$252,799
6.000% 2023 Notes	3	—	—	30,000	30,382
5.375% 2025 Notes	3	40,000	38,369	40,000	37,474
5.375% 2026 Notes	3	10,000	9,365	10,000	9,149
4.000% 2026 Notes	3	75,000	67,511	75,000	67,912
5.625% 2027 Notes	3	10,000	9,261	10,000	9,063
4.250% 2028 Notes	3	25,000	21,379	25,000	21,981
7.875% 2028 Notes	3	34,500	34,365	—	—
		$391,012	$375,176	$445,145	$428,760

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”)

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage for borrowed amounts was 181.0% and 174.7%, respectively.

Total borrowings outstanding and available as of December 31, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$196,512	$194,926	$138,488
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,761	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,914	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,992	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,901	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,745	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,209	—
Total debt			$391,012	$386,448	$138,488
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2022, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)(2)	11/22/2025	L+2.350%	$255,145	$252,799	$79,855
6.000% 2023 Notes	8/7/2023	6.000%	30,000	29,893	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,629	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,885	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,652	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,876	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,693	—
Total debt			$445,145	$440,427	$79,855
(1)	The JPM Credit Facility bore interest at LIBOR plus 2.35% on outstanding USD denominated borrowings up to $285,000 and for borrowings above $285,000, a rate of SOFR plus 2.50% is applied.
(2)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $572,123 as of December 31, 2023 as collateral. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of December 31, 2023, the Company had $196,512 in outstanding borrowings and $138,488 undrawn under the Credit Facility. For the year ended December 31, 2023, weighted average outstanding borrowings were $236,969 at a weighted average interest rate of 7.58%. As of December 31, 2023, the interest rate in effect on outstanding borrowings was 7.87%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2023, $138,488 was available to be drawn by the Company based on these requirements.

As of December 31, 2022, the Company had $255,145 in outstanding borrowings and $79,855 undrawn under the Credit Facility. For the year ended December 31, 2022, weighted average outstanding borrowings were $264,411 at a

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

weighted average interest rate of 4.04%. As of December 31, 2022, the interest rate in effect on outstanding borrowings was 7.11%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2022, $79,855 was available to be drawn by the Company based on these requirements.

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

4.000% 2026 Notes: On November 24, 2021, the Company completed a public offering of $75,000 of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is payable semiannually on June 15 and December 15, at a fixed, annual rate of 4.000%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

Base Management Fee

The base management fee is calculated at an annual rate equal to 2.00% based on the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

On November 1, 2023, the Company’s board of directors approved an amended and restated investment advisory agreement with the Investment Adviser, pursuant to which the base management fee rate is reduced to 1.75% from 2.00% effective as of January 1, 2024.

The following table details our management fee expenses for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
Management Fee ($ in thousands)	2023	2022	2021
Base management fee	$14,684	$15,600	$13,975
Total management fees	$14,684	$15,600	$13,975

As of December 31, 2023 and December 31, 2022, management fees payable on the consolidated statements of assets and liabilities were $3,595 and $3,860, respectively.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
Performance-based Incentive Fee ($ in thousands)	2023	2022	2021
Income incentive fee	$10,678	$8,862	$7,263
Capital gains incentive fee	—	(1,803)	261
Total performance-based incentive fees	$10,678	$7,059	$7,524

As of December 31, 2023 and December 31, 2022, incentive fees payable on the consolidated statements of assets and liabilities were $10,470 and $5,618, respectively. As of both December 31, 2023 and December 31, 2022, there were no incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

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

During each of the years ended December 31, 2023, 2022 and 2021, the Company incurred allocated administrative service fees of $683.

Co-investments with Related Parties: As of December 31, 2023 and December 31, 2022, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of December 31, 2023 and December 31, 2022, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $4,977,275 and $4,415,678, respectively.

STRS JV: For the year ended December 31, 2023 and December 31, 2022, the Company sold $74,939 and $108,549 of investments to STRS JV and recognized a net realized loss of $101 and a net realized gain of $64, respectively.

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

As of December 31, 2023 and December 31, 2022, the balance of unfunded commitments to extend credit was $21,440 and $56,190, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of December 31, 2023 and December 31, 2022:

Unfunded Commitments(1) ($ in thousands)	As of December 31, 2023	As of December 31, 2022
Revolving Loan Commitments:
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	$—	$113
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	447	—
Branford Filtration, LLC (d/b/a Clean Solutions Group)	387	—
Bridgepoint Healthcare, LLC	1,588	1,588
Claridge Products and Equipment, LLC	351	204
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	647	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Industrial Specialty Services USA LLC	—	508
Inspired Beauty Brands, Inc.	—	265
Leviathan Intermediate Holdco, LLC	570	494
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	572	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	709	1,024
MSI Information Services, Inc.	225	1,050
M&M OpCo. LLC (d/b/a Escalent, Inc.)	238	—
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	30	—
PFB Holdco, Inc. (d/b/a PFB Corporation)(1)	—	899
PFB Holdco, Inc. (d/b/a PFB Corporation)	—	296
PG Dental New Jersey Parent, LLC	—	352
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	—	2,299
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	610	603
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	87	397
The Kyjen Company, LLC (d/b/a Outward Hound)	798	—
Total unfunded revolving loan commitments	12,113	15,593

Delayed Draw Loan Commitments:
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	140	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	895	—
Bridgepoint Healthcare, LLC	—	794
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	—	4,063
EducationDynamics, LLC	—	1,709
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	2,167
JZ Capital Partners Ltd.	—	5,714
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	648	—
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	—	2,090
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	1,407	2,097
Solar Holdings Bidco Limited(1)(2)	—	4,008
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	6,237	8,217
Telestream Holdings Corporation	—	346
True Blue Car Wash, LLC	—	59
US Methanol Midco LLC (d/b/a US Methanol LLC)	—	9,333
Total unfunded delayed draw loan commitments	9,327	40,597
Total Unfunded Commitments	$21,440	$56,190
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

December 31, 2023

(in thousands, except share and per share data)

As of December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. As of December 31, 2022, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $20,000 and $90,000, respectively, both of which were fully funded. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

The following table summarizes the total shares issued and proceeds received, net of offering costs, relating to the issuance of shares of the Company’s common stock from the DRIP and pursuant to the ATM Program for the years ended December 31, 2023 and 2022.

	Year ended December 31,
($ in thousands except share and per share amounts)	2023	2022
Shares Issued from ATM Program	—	16,678
Shares Issued from DRIP	—	63,743
Total Shares Issued	—	80,421
Proceeds, before offering expenses	$—	$1,225
Average Price Per Share(1)	$—	$15.23

(1)	The average price per share for the year ended December 31, 2022 inclusive of offering expenses, was $13.72.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

 The following is a schedule of financial highlights:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per share data:(1)
Net asset value, beginning of period	$14.30	$15.10	$15.23	$15.23	$15.35
Net investment income	1.84	1.60	1.36	1.18	1.52
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.96)	(0.93)	0.07	0.37	(0.02)
Net increase in net assets resulting from operations	0.88	0.67	1.43	1.55	1.50
Distributions declared from net investment income	(1.55)	(1.47)	(1.56)	(1.55)	(1.62)
Net asset value, end of period	$13.63	$14.30	$15.10	$15.23	$15.23
Total annualized return based on market value(2)	(5.75)%	(15.81)%	13.89%	(0.66)%	9.72%
Total annualized return based on net asset value	6.20%	4.55%	9.21%	10.36%	7.70%
Net assets, end of period	$316,772	$332,387	$349,751	$312,897	$312,955
Per share market value at end of period	$12.30	$13.05	$15.50	$13.61	$13.70
Shares outstanding end of period	23,243,088	23,243,088	23,162,667	20,546,032	20,546,032
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	15.16%	12.54%	10.96%	9.78%	8.88%
Ratio of incentive fees to average net assets	3.25%	2.04%	2.30%	2.49%	2.43%
Ratio of total expenses to average net assets(4)	18.41%	14.58%	13.26%	12.27%	11.31%
Ratio of net investment income to average net assets(4)	12.98%	10.81%	8.81%	7.90%	9.83%
Portfolio turnover ratio	19.91%	35.81%	60.79%	35.86%	48.15%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Year Ended December 31,
($ in thousands except share and per share amounts)	2023	2022	2021
Net increase in net assets resulting from operations	$20,412	$15,683	$30,094
Weighted average shares outstanding	23,243,088	23,229,552	21,150,168
Basic and diluted per share net increase in net assets resulting from operations	$0.88	$0.68	$1.42

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$20,412	$15,683	$30,094
Change in net unrealized (appreciation) depreciation on investments and foreign currency	23,247	7,307	7,512
Other book-to-tax differences	205	9,498	451
Taxable income before deductions for distributions	$43,864	$32,488	$38,057

The tax character of distributions was as follows:

	Year ended December 31,
($ in thousands)	2023		2022		2021
Ordinary income	$36,027	100.0%	$34,150	100.0%	$31,953	95.7%
Return of capital	—	—	—	—	—	—
Long-term capital gains	—	—	—	—	1,452	4.3
Total distributions	$36,027	100.0%	$34,150	100.0%	$33,405	100.0%

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

WHITEHORSE FINANCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(in thousands, except share and per share data)

As of December 31, 2023, 2022 and 2021, the tax basis components of distributable earnings were as follows:

	Year ended December 31,
($ in thousands)	2023	2022	2021
Ordinary income	$31,874	$24,217	$29,500
Accumulated capital and other losses	—	—	—
Net unrealized (depreciation) appreciation on investments and foreign currency	(54,020)	(22,287)	(15,910)
Distributions deferred	—	—	—
Total (accumulated deficit) distributable earnings – tax basis	$(22,146)	$1,930	$13,590

There were no late year ordinary losses for the fiscal years ended December 31, 2023, December 31, 2022 and December 31, 2021.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred for an unlimited period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2023 and 2022, the Company had $8,123 and $9,333, respectively of long-term capital loss carryforwards. As of December 31, 2023 and 2022, the Company did not have any short-term capital loss carryforwards

As of December 31, 2023, the cost of investments for U.S. federal income tax purposes was $751,117, resulting in net unrealized depreciation of $54,949. This is comprised of gross unrealized appreciation of $6,881 and gross unrealized depreciation of $61,830 on a tax basis. As of December 31, 2022, the cost of investments for U.S. federal income tax purposes was $784,812, resulting in net unrealized depreciation of $24,584. This is comprised of gross unrealized appreciation of $7,881 and gross unrealized depreciation of $32,465 on a tax basis.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an integrated audit report of WhiteHorse Finance’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by WhiteHorse Finance’s registered public accounting firm pursuant to temporary rules of the SEC that permit WhiteHorse Finance (non-accelerated filer) to provide only management's report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

			Director	Expiration
Name	Age	Position	Since	of Term
Interested Directors
John Bolduc	59	Chairman of the Board of Directors	2012	2024
Stuart Aronson	61	Chief Executive Officer and Director	2017	2026
Jay Carvell	58	Director	2012	2026
Independent Directors*
Rick P. Frier	62	Director, Chairman of the Compensation Committee	2016	2026
Rick D. Puckett	70	Director, Chairman of the Audit Committee	2012	2024
G. Stacy Smith	55	Director, Chairman of the Nominating and Corporate Governance Committee	2015	2025

* Mr. Kevin F. Burke, who served as an independent director since 2017, passed away on January 13, 2024. We are currently evaluating new candidates to fill the board of directors’ vacancy left by Mr. Burke.

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

Jay Carvell: Mr. Carvell has served as a director since 2012. Mr. Carvell also served as a Managing Director at an H.I.G. Capital-affiliated investment adviser until June 2022. He was responsible for all aspects of our investment process, including sourcing, structuring and post-closing strategies, as well as portfolio management. Until May 2016, Mr. Carvell served as Chief Executive Officer of the Company. Prior to joining H.I.G. Capital, Mr. Carvell was a founding partner of WhiteHorse Capital Partners, L.P., a leading credit investor and manager of collateralized loan obligations. At WhiteHorse Capital Partners, L.P., Mr. Carvell co-managed portfolios of par and distressed loans across numerous industries and sectors through several market cycles. Mr. Carvell has over 22 years of experience in credit investment and management, including structuring and placement, trading and restructuring and reorganization. This experience branches across lower mid-cap, mid-cap and broadly syndicated investments. Before founding WhiteHorse Capital Partners L.P. in 2003, Mr. Carvell held various positions with Highland Capital Management, L.P. and PricewaterhouseCoopers LLP. Mr. Carvell earned both a B.A. and an M.B.A. from the University of Texas at Austin and holds the Chartered Financial Analyst designation.

Mr. Carvell was selected to serve as a director on our Board due to his experience investing in credit instruments and managing WhiteHorse Capital Partners L.P. Mr. Carvell’s experience building WhiteHorse Capital Partners L.P. brings expertise in developing a successful credit investment firm to our Board.

Independent Directors

Rick P. Frier: Mr. Frier has served as a director since 2016. He is currently the Vice-Chairman of the Board and Chairman of the Audit Committee for Trivium Corporation. He is currently a board member US Salt Corporation. He previously served as the Chairman of the Board and Chairman of the Audit Committee for Exal Corporation. He previously served on the Board of Affinion Group, Inc., where he was the Chairman of the Audit Committee. Mr. Frier also served as a Chairman of the Board of Shearer’s Foods Inc. Prior to these positions, Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita Brands International, Inc. Before his position with Chiquita Brands, Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing

Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.

Mr. Frier’s experience as a board member and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our Board.

Rick D. Puckett: Mr. Puckett has served as a director since 2012. Mr. Puckett served as (i) a director and member of Audit Committee of Pet Valu Holdings LTD., a Canadian retail company that trades on the Toronto Stock Exchange, from 2019 through 2023, (ii) a director and chair of the Audit Committee of Driven Brands, Inc., a consumer products and services company (NASDAQ: DRVN), since 2016, and (iii) a director and chair of the Compensation Committee of SPX Corporation, a public company in the heavy industrial equipment industry (NYSE: SPXC), since 2016. He previously served on the Board of Advisors of Wake Forest University in Charlotte, North Carolina from 2012 to 2018 and also served on the Board of Blumenthal Performing Arts as chairman and director from February 2007 to 2017. From 2006 to 2017, Mr. Puckett held various positions at Snyder’s-Lance, Inc., including (i) Executive Vice President and Chief Financial and Administrative Officer from January 2006 to December 2016 and (ii) a consultant in 2017. Mr. Puckett has been retired from Snyder’s-Lance, Inc. since December 2017. From December 2003 to January 2006, Mr. Puckett served as Executive Vice President and Chief Financial Officer of United Natural Foods Inc. where he was responsible for the company’s finance, technology, human resources, legal, accounting and treasury functions. Mr. Puckett is a Certified Public Accountant and holds an MBA in Finance from Gatton College of Business and Economics at the University of Kentucky and a BA in Accounting from the University of Kentucky.

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

Officers Who are Not Directors

Name	Age	Position
Joyson C. Thomas	42	Chief Financial Officer
Marco Collazos	48	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

Joyson C. Thomas: Mr. Thomas has served as our Chief Financial Officer since August 2019. Mr. Thomas joined H.I.G. Capital in April 2017. Before becoming our Chief Financial Officer, Mr. Thomas was Controller for the WhiteHorse Direct Lending platform within H.I.G. Capital’s Credit platform, which includes the Company as well as other pooled investment vehicles and separately managed accounts. He is responsible for the financial reporting and operations oversight of all WhiteHorse Direct Lending vehicles. Mr. Thomas has more than 15 years of experience in the asset management industry with a focus on credit strategies. From January 2014 until joining H.I.G. Capital, Mr. Thomas was a Principal and Controller for MatlinPatterson’s Asset Management (“MPAM”) platform, where he oversaw the finance function for various credit strategies spanning performing and distressed credit, mortgage-backed securities as well as CLO structures. Prior to joining MPAM, Mr. Thomas was the Global Controller at Clearwater Capital Partners (now a subsidiary of Fiera Capital), an Asian credit-focused investment firm. Earlier in his career, Mr. Thomas was a Manager in the Transaction Services practice and prior to that a Senior Associate in the audit practice of PricewaterhouseCoopers LLP. He currently serves on the Board of Trustees for Canisius College. Mr. Thomas holds a Bachelor of Science degree in Accounting and Finance, summa cum laude, from Canisius College — Richard J. Wehle School of Business. He is a Certified Public Accountant licensed in the State of New York, a Chartered Global Management Accountant and is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants.

Marco Collazos: Mr. Collazos has served as our Chief Compliance Officer since November 2014. Mr. Collazos also currently serves as Deputy Chief Compliance Officer for H.I.G. Capital, a position he has held since May 2013. Prior to joining H.I.G. Capital, Mr. Collazos served as Chief Compliance Officer in the Americas for EFG International from March 2011 until April 2013. Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group (a regulatory and compliance consulting firm) as well as a Compliance Examiner for several years with the SEC and with the Federal Reserve Bank of Atlanta. Mr. Collazos received a B.S. from the University of Central Florida and an M.B.A. from the University of Notre Dame.

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

Corporate Governance

Our Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee of the Company (the “Compensation Committee”). For the fiscal year ended December 31, 2023, our Board held four meetings, the Audit Committee held four meetings and the Compensation Committee and the Nominating and Corporate Governance Committee held three joint meetings. All directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served that were held while they were members of the Board. The Company requires each director to make a diligent effort to attend all Board and committee meetings and encourages directors to attend the annual meetings of Stockholders.

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

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Messrs. Frier, Puckett and Smith, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance regulations. Mr. Smith serves as the Chairmen of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our Stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The Nominating and Corporate Governance Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Compensation of Directors

Beginning on November 10, 2022, the Independent Directors will each receive an annual fee of $102,500. Prior to November 10, 2022, the Independent Directors each received an annual fee of $100,000.

Beginning on November 10, 2022, the chairman of the audit committee receives an annual fee of $15,000 and the chairman of each other committee of the board of directors receives an annual fee of $10,000 for their additional services in these capacities. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and officers. Prior to November 10, 2022, The Independent Directors also receive reasonable out-of-pocket expenses relating to attendance at in-person meetings. In addition, the chairman of the audit committee received an annual fee of $10,000 and the chairman of each other committee of the board of directors received an annual fee of $5,000 for their additional services in these capacities.

The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2023. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

		Pension or
		Retirement	Total
	Aggregate	Benefits Accrued	Compensation
	Fees Earned or	as Part of Our	from WhiteHorse
Name	Paid in Cash	Expenses(1)	Finance
Independent Directors
Kevin F. Burke	$112,500	—	$112,500
Rick P. Frier	112,500	—	112,500
Rick D. Puckett	117,500	—	117,500
G. Stacy Smith	112,500	—	112,500
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—
(1)	We do not have a profit-sharing or retirement plan, a stock or option plan or a non-equity incentive plan and directors do not receive any pension or retirement benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 26, 2024, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

	Type of	Shares
Name and Address	Ownership	Owned	Percentage
H.I.G. Bayside Loan Opportunity Fund IV, L.P.(1)	Beneficial	4,976,258	21.4%
Stuart Aronson(2)	Beneficial	36,000	*
John Bolduc(2)(3)	Beneficial	432,765	1.9%
Jay Carvell(2)	Beneficial	15,630	*
Sami Mnaymneh(4)	Beneficial	4,976,258	21.4%
Anthony Tamer(4)(5)	Beneficial	5,437,342	23.4%
Rick P. Frier(2)(7)	Beneficial	3,700	*
Rick D. Puckett(2)(6)	Beneficial	19,912	*
G. Stacy Smith(2)	Beneficial	3,700	*
Marco Collazos(2)	Beneficial	10,000	*
Joyson C. Thomas(2)	Beneficial	13,821	*
All officers and directors as a group (8 persons)	Beneficial	535,528	2.3%
*	Represents less than 1.0%.
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

Opportunity Fund IV, L.P. disclaims beneficial ownership of such shares of common stock, except to the extent of its pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. and a member of Bolduc Investments X, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 370,048 shares of common stock owned by these two entities. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P. and Bolduc Investments X, LLC, except to the extent of his direct pecuniary interest therein.
(4)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of H.I.G. Bayside Loan Opportunity Fund IV, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 4,976,258 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(5)	Mr. Tamer is the Manager of THM Selector, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of THM Selector, LLC, Mr. Tamer may be viewed as having investment power over 450,439 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by THM Selector, LLC, except to the extent of his direct pecuniary interest therein.
(6)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 19,912 shares of common stock owned by such entity.
(7)	Mr. Frier is the grantor of the Rick P Frier Revocable Trust Dated 12/30/2015. The number of shares of common stock shown in the above table as being owned by Mr. Frier reflects the fact that, due to his control of the Rick P. Frier Revocable Trust Dated 12/30/2015, Mr. Frier may be viewed as having dispositive power over 3,700 shares of common stock owned by such entity.

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

Item 14.  Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2023 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2023. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.

The following table sets forth Crowe LLP’s fees:

	Year ended December 31,
($ in thousands)	2023	2022
Audit Fees	$470	$445
Audit-Related Fees	70	88
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$540	$533

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)Financial Statements — Refer to Item 8 starting on page 112
(2)Financial Statements Schedules — None.
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

4.8

Third Supplemental Indenture, dated August 24, 2023, between WhiteHorse Finance, Inc. and Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC) (Incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K, filed on August 24, 2023)

4.9	Form of 7.875% Notes due 2028 (Incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K, filed on August 24, 2023)
10.1	Form of Custody Agreement (Incorporated by reference to Exhibit (j) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2, filed on November 8, 2012)
10.2	Administration Agreement between Registrant and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2013)
10.3

Form of Trademark License Agreement between the Registrant and Bayside Capital, Inc. (Incorporated by reference to Exhibit (k)(3) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (e) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
10.5*	Second Amended and Restated Investment Advisory Agreement, dated February 22, 2024, between Registrant and WhiteHorse Advisers
10.6

Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.7

Note Purchase Agreement, dated October 20, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 21, 2020)

10.8

Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)

10.9

Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 30, 2021)

10.10

First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 21, 2021)

10.11

Second Amendment to Fifth Amended and Restated Loan Agreement, dated October 4, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 8, 2021)

10.12

Note Purchase Agreement, dated December 6, 2021, by and between WhiteHorse Finance, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 6, 2021)

10.13

Third Amendment to Fifth Amended and Restated Loan Agreement, dated January 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2022)

10.14

Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated February 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2022)

10.15

Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated March 30, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2022)

10.16

Equity Distribution Agreement, dated as of March 31, 2023, by and among WhiteHorse Finance, Inc., B. Riley Securities, Inc., as the sales agent, H.I.G. WhiteHorse Advisers, LLC, and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2023)

10.17

Sixth Amendment to Fifth Amended and Restated Loan Agreement, dated April 12, 2023, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2023)

10.18

Underwriting Agreement, dated August 17, 2023, among WhiteHorse Finance, Inc., H.I.G. WhiteHorse Advisers, LLC, H.I.G. WhiteHorse Administration, LLC and Oppenheimer & Co. Inc., as representative of the several underwriters named on Schedule I thereto (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on August 21, 2023)

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

21.1*	List of Subsidiaries
23.1*	Consent of Crowe LLP related to Exhibit 99.1
23.2*	Consent of Crowe LLP related to Exhibit 99.2
24	Power of attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1*	Clawback Policy
99.1*	Report of Crowe LLP on Senior Securities Table
99.2*	Audited Consolidated Financial Statements of WHF STRS Ohio Senior Loan Fund LLC as of and for the year ended December 31, 2023
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: March 5, 2024	By	/s/ Stuart Aronson
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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	March 5, 2024
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	March 5, 2024
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	March 5, 2024
John Bolduc

/s/ Jay Carvell	Director	March 5, 2024
Jay Carvell

/s/ Rick P. Frier	Director	March 5, 2024
Rick P. Frier

/s/ Rick D. Puckett	Director	March 5, 2024
Rick D. Puckett

/s/ G. Stacy Smith	Director	March 5, 2024
G. Stacy Smith