Form 10-Q
period 2024-03-31
WhiteHorse Finance, Inc.
filed 2024-05-08
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$567,181	$577,798
Non-controlled affiliate company investments	16,783	5,422
Controlled affiliate company investments	113,905	112,948
Total investments, at fair value (amortized cost $740,894 and $740,021, respectively)	697,869	696,168
Cash and cash equivalents	10,723	10,749
Restricted cash and cash equivalents	8,863	12,527
Restricted foreign currency (cost of $1,350 and $1,231, respectively)	1,315	1,211
Interest and dividend receivable	7,621	8,149
Amounts receivable on unsettled investment transactions	7,560	343
Escrow receivable	—	393
Prepaid expenses and other receivables	1,090	1,211
Unrealized appreciation on foreign currency forward contracts	8	—
Total assets	$735,049	$730,751

Liabilities
Debt (net of unamortized debt issuance costs of $4,142 and $4,564, respectively)	$390,332	$386,448
Distributions payable	8,949	8,949
Management fees payable	3,116	3,595
Incentive fees payable	13,173	10,470
Interest payable	3,859	2,069
Accounts payable and accrued expenses	1,504	2,089
Advances received from unfunded credit facilities	324	316
Unrealized depreciation on foreign currency forward contracts	—	43
Total liabilities	421,257	413,979

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	338,275	338,275
Accumulated earnings (losses)	(24,506)	(21,526)
Total net assets	313,792	316,772
Total liabilities and total net assets	$735,049	$730,751
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$13.50	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2024	2023
Investment income
From non-controlled/non-affiliate company investments
Interest income	$17,961	$19,621
Payment-in-kind income	1,789	1,232
Fee income	648	1,033
Dividend income	18	15
From non-controlled affiliate company investments
Interest income	24	—
Payment-in-kind income	157	(49)
Dividend income	—	84
From controlled affiliate company investments
Interest income	2,496	2,210
Payment-in-kind income	86	412
Dividend income	2,296	1,606
Total investment income	25,475	26,164
Expenses
Interest expense	7,330	7,525
Base management fees	3,116	3,711
Performance-based incentive fees	2,704	2,676
Administrative service fees	171	171
General and administrative expenses	1,047	1,127
Total expenses	14,368	15,210
Net investment income before excise tax	11,107	10,954
Excise tax	292	250
Net investment income after excise tax	10,815	10,704

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(5,615)	331
Foreign currency transactions	9	361
Foreign currency forward contracts	(28)	(7)
Net realized gains (losses)	(5,634)	685
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	10,713	(2,097)
Non-controlled affiliate company investments	(10,010)	(1,500)
Controlled affiliate company investments	(269)	79
Translation of assets and liabilities in foreign currencies	302	(371)
Foreign currency forward contracts	52	6
Net change in unrealized appreciation (depreciation)	788	(3,883)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(4,846)	(3,198)
Net increase in net assets resulting from operations	$5,969	$7,506

Per Common Share Data
Basic and diluted earnings per common share	$0.26	$0.32
Dividends and distributions declared per common share	$0.39	$0.43
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,815	10,815
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(5,634)	(5,634)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	788	788
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2024	23,243,088	$23	$338,275	$(24,506)	$313,792

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,704	10,704
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	685	685
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(3,883)	(3,883)
Distributions declared	—	—	—	(9,878)	(9,878)
Balance as of March 31, 2023	23,243,088	$23	$339,240	$(9,248)	$330,015

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,969	$7,506
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(2,032)	(1,981)
Net realized (gains) losses on investments	5,615	(331)
Net unrealized (appreciation) depreciation on investments	(434)	3,518
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(302)	371
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(52)	(6)
Accretion of discount	(1,116)	(1,101)
Amortization of deferred financing costs	422	391
Acquisition of investments	(58,202)	(37,339)
Proceeds from principal payments and sales of portfolio investments	46,385	22,321
Proceeds from sales of portfolio investments to STRS JV	8,478	25,918
Net changes in operating assets and liabilities:
Interest and dividend receivable	528	313
Prepaid expenses and other receivables	121	185
Amounts receivable on unsettled investment transactions	(7,217)	(60)
Management fees payable	(479)	(149)
Incentive fees payable	2,703	1,985
Accounts payable and accrued expenses	(585)	(928)
Interest payable	1,790	1,311
Advances received from unfunded credit facilities	8	(162)
Net cash provided by / (used in) operating activities	1,600	21,762

Cash flows from financing activities
Borrowings	38,680	19,987
Repayments of debt	(34,900)	(37,502)
Distributions paid to common stockholders, net of distributions reinvested	(8,949)	(8,251)
Net cash provided by / (used in) financing activities	(5,169)	(25,766)
Effect of exchange rate changes on cash	(17)	(12)
Net change in cash, cash equivalents and restricted cash	(3,586)	(4,016)
Cash, cash equivalents and restricted cash at beginning of period	24,487	26,264
Cash, cash equivalents and restricted cash at end of period	$20,901	$22,248

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$5,119	$5,823

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of March 31,
	2024	2023
Cash and cash equivalents	$10,723	$11,748
Restricted cash and cash equivalents	8,863	9,921
Restricted foreign currency	1,315	579
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$20,901	$22,248

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.40%	04/07/23	04/09/29	4,714	$4,597	$4,565	1.5%
M&M OpCo. LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.40%	04/07/23	04/09/29	—	—	(2)	—
PLTFRM Companies, LLC	First Lien Secured Term Loan	3.00%	SOFR	9.00%	14.33% (13.33% Cash + 1.00% PIK)	01/29/24	01/29/29	7,948	7,718	7,788	2.5
PLTFRM Companies, LLC⁽⁷⁾	First Lien Secured Revolving Loan	3.00%	SOFR	9.00%	14.32% (13.32% Cash + 1.00% PIK)	01/29/24	01/29/29	623	605	612	0.2
									12,920	12,963	4.2
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.43%	12/16/22	12/18/28	9,062	8,843	8,879	2.8
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.43%	12/16/22	12/18/28	162	158	160	0.1
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.68% (11.93% Cash + 0.75% PIK)	07/12/21	07/12/26	10,010	9,919	9,005	2.9
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.68% (11.93% Cash + 0.75% PIK)	07/12/21	07/12/26	1,182	1,171	1,063	0.3
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.50%	12.93%	06/29/23	06/29/28	8,831	8,606	8,831	2.8
									28,697	27,938	8.9
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	11.06%	08/05/22	08/01/29	14,406	12,419	13,402	4.3
									12,419	13,402	4.3
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.94% (6.44% Cash + 6.50% PIK)	03/20/24	05/08/28	1,692	1,489	1,641	0.5
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.94% (7.44% Cash + 5.50% PIK)	03/20/24	05/08/28	1,128	993	970	0.3
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	12.44%	03/20/24	05/08/28	9,600	9,416	8,381	2.7
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	12.44%	03/20/24	05/08/28	2,400	2,354	428	0.1
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.18%	10/13/22	10/13/27	9,358	9,192	9,262	3.0
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.40%	06/14/19	04/26/24	3,140	3,140	2,486	0.8
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹²⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	04/26/24	301	301	238	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.99%	01/12/23	04/05/29	9,819	9,582	9,819	3.1
									36,467	33,225	10.6
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.48%	13.01%	02/16/18	12/31/24	12,176	12,165	12,176	3.9
									12,165	12,176	3.9
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.43%	12/30/21	12/30/26	7,341	7,260	7,203	2.3
Coastal Television Broadcasting Group LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.43%	12/30/21	12/30/26	—	—	(2)	—
									7,260	7,201	2.3
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	9.50%	14.93% (13.93% Cash + 1.00% PIK)	08/28/20	08/28/25	12,891	12,803	12,891	4.1
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	9.50%	14.93% (13.93% Cash + 1.00% PIK)	12/02/21	08/28/25	2,628	2,609	2,628	0.8
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	12/04/20	06/04/26	5,280	5,238	5,280	1.7
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	SOFR	8.25%	13.68%	07/03/19	07/03/24	13,702	13,686	13,699	4.4
									34,336	34,498	11.0

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.80%	07/27/21	07/27/27	19,624	$15,482	$14,469	4.6%
									15,482	14,469	4.6
Cable & Satellite
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.93% (11.93% Cash + 1.00% PIK)	10/28/22	06/10/24	19,272	19,259	19,199	6.1
Bulk Midco, LLC⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	7.49%	12.94% (11.94% Cash + 1.00% PIK)	10/28/22	06/10/24	1,810	1,806	1,803	0.6
									21,065	21,002	6.7
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	10/28/19	10/29/26	16,152	15,781	16,152	5.1
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.72%	12/20/22	12/20/27	5,145	5,060	5,145	1.6
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.25%	13.72%	12/20/22	12/20/27	9,423	9,243	9,423	3.0
									30,084	30,720	9.7
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	10.25%	15.68% (14.18% Cash + 1.50% PIK)	12/30/20	12/30/25	6,499	6,456	5,720	1.8
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	9.81%	16.61% (15.11% Cash + 1.50% PIK)	12/30/20	12/30/25	632	628	548	0.2
									7,084	6,268	2.0
Data Processing & Outsourced Services
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.68%	12/23/16	12/05/25	21,354	21,282	21,354	6.8
									21,282	21,354	6.8
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.48%	11/22/22	12/09/25	357	357	228	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Bridge Loan	1.00%	SOFR	14.00%	19.43% (13.43% Cash + 6.00% PIK)	12/22/23	12/22/25	1,487	1,449	1,465	0.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.68%	12/22/23	12/22/28	9,490	9,266	9,391	3.0
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.68%	12/22/23	12/22/28	236	231	239	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.68%	12/22/23	12/22/28	343	335	342	0.1
									11,638	11,665	3.8
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.24%	11/16/21	12/01/26	7,740	7,512	7,226	2.3
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	3,051	3,051	2,797	0.9
									10,563	10,023	3.2
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.21%	08/27/21	08/27/26	9,344	9,288	9,341	3.0
									9,288	9,341	3.0
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.43% (11.93% Cash + 0.50% PIK)	09/15/21	09/15/26	12,717	12,593	12,179	3.9
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.43% (11.93% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(39)	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	142	—
									12,760	12,282	3.9
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.59%	13.06%	10/12/21	10/12/26	15,955	15,737	15,955	5.1
									15,737	15,955	5.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
Branford Filtration, LLC (d/b/a Clean Solutions Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	11,584	$11,343	$11,642	3.7%
Branford Filtration, LLC (d/b/a Clean Solutions Group)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	—	—	10	—
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.21%	12/31/21	12/31/26	11,737	11,608	11,504	3.7
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.70%	03/29/24	12/31/26	1,824	1,788	1,788	0.6
									24,739	24,944	8.0
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.43%	10/05/21	10/05/26	8,934	8,844	8,815	2.8
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.43%	10/05/21	10/05/26	238	236	231	0.1
									9,080	9,046	2.9
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.68%	10/16/19	09/25/24	5,422	5,418	5,422	1.7
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.68%	10/16/19	09/25/24	5,062	5,061	5,062	1.6
									10,479	10,484	3.3
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.96%	02/23/22	02/23/28	20,409	20,078	18,426	5.9
									20,078	18,426	5.9
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.21%	06/25/21	06/25/26	8,768	8,685	8,768	2.8
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.21%	07/11/22	06/25/26	1,351	1,333	1,351	0.4
									10,018	10,119	3.2
Home Furnishings
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	3.00%	SOFR	8.75%	14.19%	09/19/22	09/21/26	4,717	4,692	4,216	1.3
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	10/12/21	10/12/26	20,563	20,353	20,563	6.6
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.92%	10/12/21	10/12/26	302	299	326	0.1
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	11/06/23	08/20/26	2,975	2,911	2,925	0.9
									28,255	28,030	8.9
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.46%	05/26/22	05/31/29	7,124	6,699	5,417	1.7
									6,699	5,417	1.7
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	04/05/21	04/05/26	11,358	11,290	10,908	3.5
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(32)	—
									11,290	10,876	3.5
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.24%	04/25/22	04/24/26	7,333	7,257	6,749	2.2
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	15.06%	04/25/22	04/24/26	825	816	744	0.2
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.06%	01/31/24	01/31/30	14,194	13,849	13,915	4.4
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.06%	01/31/24	01/31/30	—	—	8	—
									21,922	21,416	6.8
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	11/12/21	11/12/26	3,773	3,733	3,757	1.2
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.18%	03/06/24	04/10/29	1,026	1,006	1,006	0.3
MGT Merger Target, LLC (d/b/a MGT Consulting Group)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.18%	03/06/24	04/10/29	—	—	—	—
									4,739	4,763	1.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	7.96%	13.44% (12.44% Cash + 1.00% PIK)	09/06/19	09/06/24	9,452	$9,393	$9,117	2.9%
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.86%	13.34% (12.34% Cash + 1.00% PIK)	09/06/19	09/06/24	4,655	4,639	4,490	1.4
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.93%	06/29/20	06/29/25	5,504	5,482	5,504	1.8
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,484	1,477	1,484	0.5
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,696	1,693	1,696	0.5
									22,684	22,291	7.1
Leisure Products
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.22% PIK	12/09/22	06/08/26	1,176	1,156	1,023	0.3
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.46% PIK	01/24/22	06/08/26	4,389	3,661	986	0.3
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	12.96%	12/27/22	12/27/27	13,312	13,022	13,312	4.2
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	12.96%	12/27/22	12/27/27	—	—	13	—
									17,839	15,334	4.8
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	13.44%	11/23/21	12/16/29	5,000	4,946	4,948	1.6
									4,946	4,948	1.6
Office Services & Supplies
American Crafts, LC⁽¹⁴⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.93% PIK	01/31/24	05/28/26	1,158	1,158	1,158	0.4
American Crafts, LC⁽¹⁴⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.93% PIK	07/25/23	05/28/26	1,970	1,970	1,941	0.6
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.93% PIK	12/22/22	05/28/26	5,286	5,105	3,276	1.0
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.93% PIK	05/28/21	05/28/26	9,773	8,720	433	0.1
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.93% PIK	01/25/22	05/28/26	1,641	1,458	73	—
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.18%	04/12/19	04/12/24	10,735	10,733	10,735	3.4
Empire Office, Inc.	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.18%	08/17/21	04/12/24	4,495	4,494	4,495	1.4
									33,638	22,111	6.9
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.93%	12/02/22	12/02/27	5,110	4,998	5,110	1.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.93%	12/02/22	12/02/27	902	888	922	0.3
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.93%	12/02/22	12/02/27	—	—	19	—
									5,886	6,051	1.9
Real Estate Development
Monarch Collective Holdings, LLC	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.06%	01/10/24	01/10/29	9,377	9,153	9,194	2.9
Monarch Collective Holdings, LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.09%	01/10/24	01/10/29	730	720	722	0.2
									9,873	9,916	3.1
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	11/16/21	11/16/27	11,635	11,494	11,602	3.7
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.07%	09/30/21	09/30/26	11,375	11,261	11,375	3.6
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.07%	09/30/21	09/30/26	—	—	7	—
									22,755	22,984	7.3
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.58%	01/31/24	01/31/29	7,000	6,831	6,857	2.2
									6,831	6,857	2.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	11.82%	07/19/19	N/A	84,416	$84,416	$84,416	26.9%
									84,416	84,416	26.9
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁵⁾⁽⁶⁾⁽⁷⁾⁽²²⁾⁽²³⁾⁽²⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.44% (7.44% Cash + 6.00% PIK)	01/03/24	01/04/27	623	606	1,254	0.4
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	542	529	542	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	555	542	555	0.2
									1,677	2,351	0.8
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.75%	15.18%	10/15/20	10/15/25	17,090	16,932	16,831	5.4
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	15.18%	10/15/20	10/15/25	794	786	779	0.2
									17,718	17,610	5.6

Total Debt Investments									$674,809	$652,872	207.9%

Equity Investments(24)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$563	0.2%
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	264	0.1
									620	827	0.3
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,250	0.4
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	607	0.2
									1,614	1,857	0.6
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	1,060	0.3
									423	1,060	0.3
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	404	0.1
									404	404	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	—	—
									4,537	—	—
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	—	—
									2,890	—	—
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	317	360	149	—
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	149	7	8	—
									367	157	—
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	15	—
									167	15	—

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	$942	$928	0.3%
									942	928	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,328	0.4
									788	1,328	0.4
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,842	0.6
									851	1,842	0.6
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,394	0.4
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	721	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	479	0.2
									1,926	2,594	0.8
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	167	0.1
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	68	—
									2,734	235	0.1
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	40	—
									400	40	—
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	218	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	208	0.1
									600	426	0.2
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	1,050	0.3
									840	1,050	0.3
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,608	7.2
									21,104	22,608	7.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	$—	$—	—%
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,626	3.1
									19,568	9,626	3.1

Total Equity Investments									$66,085	$44,997	14.3%

Total Investments									$740,894	$697,869	222.2%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(27)					5.17%				$897	$897	0.3%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(27)					4.67%				8,413	8,413	2.7
Total Money Market Funds									9,310	9,310	3.0
Total investments and money market funds									$750,204	$707,179	225.2%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,606	CAD	$1,194	USD	5/8/24	$8	$—
Total							$8	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “S”), the Canadian Dollar Offered Rate (“CDOR” or “C”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime” or “P”) which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.3% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2024. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 222.2% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2024

(in thousands)

(12)	The investment was comprised of two contracts, which were indexed to P and a different base rate, SOFR, SONIA or CDOR.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new first lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	Ownership of certain equity investments may occur through a holding company or partnership.
(25)	The issuer is domiciled in Canada.
(26)	The issuer is domiciled in Cayman Islands.
(27)	The rate shown is the annualized seven-day yield as of March 31, 2024.

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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	$788	$1,053	0.3%
									788	1,053	0.3
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,615	0.5
									851	1,615	0.5
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,715	0.5
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	683	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	406	0.1
									1,926	2,804	0.8
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	130	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	53	—
									2,734	183	—
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	179	0.1
									400	179	0.1
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	218	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	241	0.1
									600	459	0.2
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	1,023	0.3
									840	1,023	0.3
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,782	7.2
									21,104	22,782	7.2

Total Equity Investments									$46,400	$39,461	12.3%

Total Investments									$740,021	$696,168	219.7%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,253	CAD	$903	USD	2/7/24	$—	$(43)
Total							$—	$(43)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CDOR, SONIA or Prime which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.3% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2023. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 219.7% of the Company’s net assets or 95.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to P and a different base rate, SOFR, SONIA or CDOR.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with STRS Ohio, to create STRS JV, a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

March 31, 2024

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

March 31, 2024

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

March 31, 2024

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2024 and December 31, 2023.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2024 or December 31, 2023. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2020 remain subject to examination by the Internal Revenue Service.

As of March 31, 2024 and December 31, 2023, the cost of investments for federal income tax purposes was $759,270 and $751,117 resulting in net unrealized depreciation of $61,402 and $54,949, respectively. This is comprised of gross unrealized appreciation of $1,876 and $6,881 and gross unrealized depreciation of $63,278 and $61,830, on a tax basis, as of March 31, 2024 and December 31, 2023, respectively.

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

Risks and Uncertainties: In the normal course of business, the Company generally encounters two significant types of economic risks, including credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes that the carrying value of the Company’s investments are fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

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

The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Realized gain (loss) on forward currency contracts	$(28)	$(7)
Unrealized appreciation (depreciation) on forward currency contracts	52	6
Total net realized and unrealized gains (losses) on forward currency contracts	$24	$(1)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of March 31, 2024 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,606	CAD	$1,194	USD	5/8/24	$8	$—
Total							$8	$—

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
Average USD notional outstanding	2024	2023
Forward currency contracts	$1,105	$388

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2024 and December 31, 2023.

	As of March 31, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$8	$—	$—	$—	$—	$—	$—	$8	$—
Total	$8	$—	$—	$—	$—	$—	$—	$8	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

	As of December 31, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$43	$—	$—	$—	$—	$—	$—	$43
Total	$—	$43	$—	$—	$—	$—	$—	$—	$43
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of March 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$584,209	$562,269	$584,480	$555,878
Second lien secured loans	4,946	4,948	24,558	16,246
Unsecured loans	1,238	1,239	167	167
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	44,981	22,389	25,296	16,679
Equity in STRS JV	21,104	22,608	21,104	22,782
Total	$740,894	$697,869	$740,021	$696,168

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2024		As of December 31, 2023
Advertising	$13,789	2.3%	$5,285	0.9%
Air Freight & Logistics	27,938	4.7	22,616	3.8
Alternative Carriers	13,402	2.3	13,191	2.2
Application Software	33,226	5.6	34,202	5.8
Automotive Retail	12,176	2.1	12,407	2.1
Broadcasting	7,201	1.2	7,243	1.3
Broadline Retail	36,355	6.2	36,672	6.2
Building Products	15,529	2.6	15,863	2.7
Cable & Satellite	21,002	3.6	20,969	3.6
Commodity Chemicals	30,720	5.2	30,712	5.2
Construction & Engineering	404	0.1	541	0.1
Construction Materials	6,268	1.1	6,901	1.2
Data Processing & Outsourced Services	21,354	3.6	21,480	3.6
Distributors	11,665	2.0	12,475	2.1
Diversified Chemicals	10,023	1.7	10,259	1.8
Diversified Financial Services	—	—	3,472	0.6
Diversified Support Services	9,498	1.6	9,607	1.6
Education Services	12,297	2.1	12,570	2.1
Electric Utilities	15,955	2.7	15,954	2.7
Environmental & Facilities Services	25,872	4.4	23,878	4.1
Health Care Facilities	9,046	1.5	8,966	1.5
Health Care Services	10,484	1.8	17,643	3.0
Health Care Supplies	18,426	3.1	18,983	3.2
Heavy Electrical Equipment	10,119	1.7	10,135	1.7
Home Furnishings	28,030	4.7	27,508	4.7
Household Appliances	5,417	0.9	5,966	1.0
Household Products	10,876	1.8	10,873	1.8
Industrial Machinery & Supplies & Components	1,328	0.2	6,417	1.1
Interactive Media & Services	23,258	3.9	9,363	1.6
Investment Banking & Brokerage	—	—	3,522	0.6
IT Consulting & Other Services	7,357	1.2	6,549	1.1
Leisure Facilities	22,526	3.8	22,619	3.8
Leisure Products	15,334	2.6	12,738	2.2
Life Sciences Tools & Services	4,948	0.8	4,901	0.8
Office Services & Supplies	22,111	3.7	21,253	3.6
Paper & Plastic Packaging Products & Materials	40	—	179	—
Real Estate Development	—	—	10,239	1.8
Real Estate Operating Companies	6,477	1.2	6,539	1.2
Real Estate Services	9,917	1.7	—	—
Research & Consulting Services	—	—	16,081	2.7
Security & Alarm Services	6,857	1.2	—	—
Specialized Consumer Services	24,033	4.1	23,931	4.1
Specialized Finance(1)	—	—	—	—
Systems Software	11,977	2.0	11,523	2.0
Technology Hardware, Storage & Peripherals	17,610	3.0	16,745	2.8
Total(1)	$590,845	100.0%	$588,970	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

As of March 31, 2024, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of both March 31, 2024 and December 31, 2023, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, were approximately 2.8 years.

As of March 31, 2024 the total cost basis of non-accrual loans was $22,385 and the total fair value of non-accrual loans was $7,492. As of December 31, 2023, the total cost basis of non-accrual loans was $38,322 and the total fair value of non-accrual loans was $14,087.

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

March 31, 2024

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2024:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$27	$—	$606	$—	$—	$648	$1,254
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	13	—	529	—	—	13	542
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	13	—	542	—	—	13	555
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	—	19,568	—	—	(9,942)	9,626
Playmonster Group LLC	Priority First Lien Secured Term Loan	39	1,015	37	—	—	(29)	1,023
Playmonster Group LLC	First Lien Secured Term Loan	—	1,363	—	—	—	(377)	986
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	89	2,793	89	—	—	(85)	2,797
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	251	—	—	—	(251)	—
Total Non-controlled affiliates		$181	$5,422	$21,371	$—	$—	$(10,010)	$16,783
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$27	$—	$1,158	$—	$—	$—	$1,158
American Crafts, LC	Super Priority First Lien Secured Term Loan	67	1,878	68	—	—	(5)	1,941
American Crafts, LC	Priority First Lien Secured Term Loan	(8)	3,226	—	—	—	50	3,276
American Crafts, LC	First Lien Secured Term Loan	—	553	—	—	—	(120)	433
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	93	—	—	—	(20)	73
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	2,496	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	2,296	22,782	—	—	—	(174)	22,608
Total Controlled affiliates		$4,878	$112,948	$1,226	$—	$—	$(269)	$113,905
*

The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form of limited liability company (“LLC”) equity interests and interest-bearing subordinated notes as STRS

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

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

In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC) and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2022	Purchases	Sales	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$(6,605)	$(339)	$564	$—
Playmonster Group LLC	Priority First Lien Secured Term Loan	129	176	943	—	—	(104)	1,015
Playmonster Group LLC	First Lien Secured Term Loan	(85)	2,977	—	—	—	(1,614)	1,363
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	270	—	2,961	—	—	(168)	2,793
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	4,537	—	—	(4,286)	251
Total Non-controlled affiliates		$398	$9,533	$8,441	$(6,605)	$(339)	$(5,608)	$5,422
Controlled affiliates
American Crafts, LC	Super Priority First Lien Secured Term Loan	$109	$—	$1,903	$—	$—	$(25)	$1,878
American Crafts, LC	Priority First Lien Secured Term Loan	575	—	5,105	—	—	(1,879)	3,226
American Crafts, LC	First Lien Secured Term Loan	568	—	7,491	—	—	(6,938)	553
American Crafts, LC	First Lien Secured Delayed Draw Loan	95	—	1,259	—	—	(1,166)	93
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	9,488	80,000	4,416	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,158	20,160	1,104	—	—	1,518	22,782
Total Controlled affiliates		$16,993	$100,160	$21,278	$—	$—	$(8,490)	$112,948

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

March 31, 2024

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

As of March 31, 2024 and December 31, 2023, STRS JV had total assets of $327,940 and $332,160, respectively. STRS JV’s portfolio consisted of debt investments in 34 portfolio companies as of March 31, 2024 and 34 portfolio companies as of December 31, 2023. As of March 31, 2024 and December 31, 2023, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $18,863 and $19,889, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $82,634 and $83,564 as of March 31, 2024 and December 31, 2023, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of March 31, 2024 and December 31, 2023, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

As of March 31, 2024, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as SOFR plus 2.72%, EurIBOR, SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of March 31, 2024, STRS JV had $161,263 of outstanding borrowings and an interest rate outstanding of 7.7% per annum under the STRS JV Credit Facility.

As of December 31, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as SOFR plus 2.72%, EurIBOR, SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of December 31, 2023, STRS JV had $165,244 of outstanding borrowings and an interest rate outstanding of 7.7% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of March 31, 2024:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.95%	02/18/22	12/15/26	9,077	$8,979	$9,077	26.4%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.95%	03/11/22	12/15/26	3,047	3,014	3,047	8.9
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.95%	02/18/22	12/15/26	—	—	7	—
									11,993	12,131	35.3
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.94%	02/17/22	06/15/26	3,338	3,306	3,315	9.6
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.94%	02/17/22	06/15/26	—	—	2	—
									3,306	3,317	9.6
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.99%	07/19/19	07/01/25	18,859	18,768	18,859	54.8
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.99%	07/19/19	07/01/25	—	—	4	—
									18,768	18,863	54.8
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.70%	11/09/20	11/05/25	13,608	13,520	13,437	39.1
									13,520	13,437	39.1
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.33%	12/21/23	01/02/29	3,091	3,019	3,043	8.8
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.33%	12/21/23	01/02/29	1,540	1,504	1,520	4.4
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.34%	12/21/23	01/02/29	196	191	200	0.6
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.22%	03/17/23	02/07/28	4,444	4,340	4,443	12.9
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.20%	03/17/23	02/07/28	574	560	574	1.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.20%	03/17/23	02/07/28	—	—	9	—
									9,614	9,789	28.4
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.80%	01/22/20	12/19/24	19,281	14,876	14,236	41.4
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Revolving Loan	1.00%	CDOR	6.50%	11.80%	01/22/20	12/19/24	—	—	4	—
									14,876	14,240	41.4
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.20%	10/31/23	10/26/28	7,481	7,327	7,337	21.3
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.20%	10/31/23	10/26/28	—	—	1	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR	7.00%	12.56%	07/19/19	09/30/26	11,680	11,638	11,617	33.8
Quest Events, LLC	First Lien Secured Revolving Loan	2.00%	SOFR	7.00%	12.56%	07/19/19	09/30/26	247	246	245	0.7
									19,211	19,200	55.8

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Drug Retail
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.29%	04/11/23	03/01/29	5,040	$4,916	$5,040	14.6%
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.29%	04/11/23	03/01/29	—	—	12	—
									4,916	5,052	14.6
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	06/28/21	04/30/26	13,295	13,183	13,293	38.6
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	06/28/21	04/30/26	—	—	7	—
									13,183	13,300	38.6
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	08/09/23	08/01/29	5,970	5,837	5,943	17.3
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.93%	08/09/23	08/01/29	240	235	245	0.7
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.93%	08/09/23	08/01/29	—	—	6	—
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.81%	03/01/22	12/29/26	11,163	11,055	11,086	32.2
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.82%	03/01/22	12/29/26	2,361	2,338	2,337	6.8
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.92%	03/01/22	12/29/26	40	39	43	0.1
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.68%	01/23/24	12/31/26	4,885	4,793	4,794	13.9
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.75%	12.06%	03/23/23	09/28/29	2,807	2,747	2,807	8.2
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CDOR	6.75%	12.05%	03/23/23	09/28/29	3,873	2,762	2,860	8.3
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.75%	11.94%	03/23/23	09/28/29	171	205	215	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	12.06%	03/23/23	09/28/29	368	360	368	1.1
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.75%	11.95%	03/23/23	09/28/29	1,628	2,009	2,055	6.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	CDOR	6.75%	12.05%	03/23/23	09/28/29	458	324	339	1.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	12.06%	03/23/23	09/28/29	—	—	34	0.1
									32,704	33,132	96.3
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.56%	10/25/23	10/18/28	5,022	4,907	4,937	14.4
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.56%	10/25/23	10/18/28	—	—	3	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.25%	SOFR	6.50%	11.90%	07/27/23	07/11/29	2,653	2,595	2,628	7.6
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.25%	SOFR	6.50%	11.90%	07/27/23	07/11/29	—	—	4	—
									7,502	7,572	22.0
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	10.15%	05/04/22	04/28/28	6,559	6,809	7,079	20.6
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.46%	05/04/22	04/28/28	999	985	999	2.9
									7,794	8,078	23.5

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	03/27/23	11/12/26	9,842	$9,664	$9,799	28.5%
Cennox Holdings Limited (d/b/a Cennox)(8)(14)	First Lien Secured Term Loan	1.00%	SONIA	6.25%	11.60% (11.35% Cash + 0.25% PIK)	07/16/21	05/04/26	2,819	3,859	3,508	10.2
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.50%	10.43% (10.18% Cash + 0.25% PIK)	06/28/22	05/04/26	9,404	9,844	10,051	29.2
Cennox Holdings Limited (d/b/a Cennox)(8)(11)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.16%	11.76% (11.51% Cash + 0.25% PIK)	07/16/21	05/04/26	864	1,183	1,075	3.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	05/10/23	04/10/29	6,231	6,077	6,231	18.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.92%	05/10/23	04/10/29	392	379	392	1.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	14.00%	05/10/23	04/10/28	321	313	329	1.0
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.46%	01/27/21	12/31/26	11,008	10,906	11,008	32.0
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.46%	01/27/21	12/31/26	2,969	2,940	2,969	8.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.46%	01/27/21	12/31/26	—	—	13	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.18%	08/10/21	09/02/26	6,010	5,952	6,010	17.5
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.18%	08/10/21	09/02/26	—	—	6	—
									51,117	51,391	149.3
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.43%	10/21/19	06/28/25	6,846	6,818	6,840	19.9
									6,818	6,840	19.9
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	8.28%	13.73%	10/07/22	09/29/28	6,572	6,474	6,110	17.8
Max Solutions, Inc.(6)(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.26%	13.74%	10/07/22	09/29/28	417	413	278	0.8
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	8.26%	13.74%	10/07/22	09/29/28	—	—	(9)	—
									6,887	6,379	18.6
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.16%	10/21/19	08/13/25	5,490	5,449	5,490	16.0
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.17%	10/21/19	08/13/25	399	397	401	1.2
									5,846	5,891	17.2
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.88%	12/16/21	11/01/27	12,132	13,526	13,094	38.1
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.42%	12/16/21	11/01/27	969	957	969	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.56%	12/16/21	11/01/27	880	870	880	2.6
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.53%	12/16/21	11/01/27	1,156	1,142	1,161	3.4
									16,495	16,104	46.9
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	12/28/21	10/19/26	9,531	9,433	9,243	26.9
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.27%	12.08%	02/18/22	10/19/26	2,392	2,365	2,324	6.8
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	02/18/22	10/19/26	788	780	759	2.2
									12,578	12,326	35.9

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	03/01/22	01/21/27	7,003	$6,924	$6,236	18.1%
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.93%	03/01/22	01/21/27	725	717	646	1.9
									7,641	6,882	20.0
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	11.33%	01/10/24	11/21/29	3,644	3,559	3,559	10.3
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	11.33%	01/10/24	11/21/29	—	—	(10)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	13.50%	01/10/24	11/21/28	15	15	15	—
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.95%	07/15/21	06/23/27	8,453	8,395	8,453	24.6
									11,969	12,017	34.9
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.93%	08/10/21	07/30/27	14,914	14,747	14,758	42.9
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.93%	08/10/21	07/30/27	4,077	4,032	4,035	11.7
									18,779	18,793	54.6
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.72%	06/22/21	02/24/26	8,346	8,277	8,346	24.3
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.72%	06/22/21	02/24/26	—	—	6	—
									8,277	8,352	24.3
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.81%	11/27/23	11/09/28	6,402	6,284	6,336	18.4
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.81%	11/27/23	11/09/28	—	—	7	—
									6,284	6,343	18.4

Total Investments									$310,078	$309,429	899.4%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(15)					5.17%				$897	$897	2.6%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(15)					5.10%				8,413	8,413	24.5
Total Money Market Funds									9,310	9,310	27.1
Total Investments and Money Market Funds									$319,388	$318,739	926.5%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	587	CAD	$437	USD	5/8/24	$3	$—
Morgan Stanley		€1,240	EUR	$1,343	USD	5/8/24	2	—
Morgan Stanley		£1,507	GBP	$1,905	USD	5/8/24	3	—
Total							$8	$—

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CDOR, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 899.4% of STRS JV’s members’ equity or 94.4% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pound.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to P and a different base rate, SOFR, SONIA or CDOR. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)	The issuer is domiciled in the United Kingdom.
(15)	The rate shown is the annualized seven-day yield as of March 31, 2024.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	03/01/22	01/21/27	7,510	$7,418	$6,706	19.3%
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	03/01/22	01/21/27	725	716	647	1.9
									8,134	7,353	21.2
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.00%	07/15/21	06/23/27	8,604	8,541	8,562	24.7
									8,541	8,562	24.7
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	08/10/21	07/30/27	14,952	14,772	14,806	42.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	08/10/21	07/30/27	4,088	4,039	4,047	11.7
									18,811	18,853	54.4
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.93%	06/22/21	02/24/26	8,534	8,454	8,443	24.4
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.93%	06/22/21	02/24/26	—	—	(1)	—
									8,454	8,442	24.4
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.88%	11/27/23	11/09/28	6,418	6,294	6,295	18.2
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.88%	11/27/23	11/09/28	—	—	—	—
									6,294	6,295	18.2

Total Investments									$312,807	$312,217	900.6%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	958	CAD	$691	USD	2/7/24	$—	$(33)
Morgan Stanley		€1,181	EUR	$1,249	USD	2/7/24	—	(56)
Morgan Stanley		£1,340	GBP	$1,625	USD	2/7/24	—	(83)
Total							$—	$(172)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CDOR, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 900.6% of STRS JV’s members’ equity or 94.0% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

As of March 31, 2024 and December 31, 2023, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of March 31, 2024 and December 31, 2023, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $20,700, and $21,063 under delayed draw term loan commitments and undrawn revolvers as of March 31, 2024 and December 31, 2023, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023:

Selected Balance Sheet Information ($ in thousands)	As of March 31, 2024	As of December 31, 2023
Assets
Investments, at fair value (amortized cost of $310,078 and $312,807, respectively)	$309,429	$312,217
Cash and cash equivalents	15,702	14,625
Interest receivable	2,582	2,540
Amounts receivable on unsettled investment transactions	151	2,687
Unrealized appreciation on foreign currency forward contracts	8	—
Other assets	68	91
Total assets	$327,940	$332,160
Liabilities
Credit facility (net of unamortized debt issuance costs of $1,669 and $1,850, respectively)	$159,594	$163,394
Note payable to members	128,459	128,459
Interest payable on credit facility	1,007	1,013
Interest payable on notes to members	3,800	3,799
Unrealized depreciation on foreign currency forward contracts	—	172
Other liabilities	677	657
Total liabilities	293,537	297,494
Members’ equity	34,403	34,666
Total liabilities and members’ equity	$327,940	$332,160

	Three Months Ended
Selected Statement of Operations Information ($ in thousands)	March 31, 2024	March 31, 2023
Interest and fee income	$10,089	$8,694
Total investment income	$10,089	$8,694
Interest expense on credit facility	3,756	2,996
Interest expense on notes to members	3,800	3,328
Administrative fee	162	154
Other expenses	216	199
Total expenses	$7,934	$6,677
Net investment income	2,155	2,017
Net realized gains (losses) on investments and foreign currency transactions	(112)	60
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	1,187	571
Net increase in members’ equity resulting from operations	$3,230	$2,648

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2024 and year ended December 31, 2023, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$562,269	$562,269
Second lien secured loans	—	—	4,948	4,948
Unsecured loans	—	—	1,239	1,239
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	22,389	22,389
Equity in STRS JV(1)	—	—	—	22,608
Total investments	$—	$—	$675,261	$697,869
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $9,310 as of March 31, 2024, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at $8 as of March 31, 2024, are characterized in Level 2 of the fair value hierarchy.

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

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $11,312 as of December 31, 2023, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at ($43) as of December 31, 2023, are characterized in Level 2 of the fair value hierarchy.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended March 31, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Funding of investments	58,085	—	—	—	117	58,202
Non-cash interest income	2,016	—	16	—	—	2,032
Accretion of discount	1,100	15	1	—	—	1,116
Proceeds from paydowns and sales	(52,289)	(2,040)	—	—	—	(54,329)
Conversions	(8,852)	(11,769)	1,053	—	19,568	—
Realized gains (losses)	(331)	(5,817)	—	—	—	(6,148)
Net unrealized appreciation (depreciation)	6,662	8,313	2	—	(13,975)	1,002
Fair value, end of period	$562,269	$4,948	$1,239	$84,416	$22,389	$675,261
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2024	$(2,738)	$45	$1	$—	$(13,978)	$(16,670)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended March 31, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	37,338	—	—	—	1	37,339
Non-cash interest income	1,981	—	—	—	—	1,981
Accretion of discount	1,080	21	—	—	—	1,101
Proceeds from paydowns and sales	(47,812)	—	—	—	—	(47,812)
Conversions	(645)	—	—	—	645	—
Realized gains (losses)	(95)	—	—	—	—	(95)
Net unrealized (depreciation) appreciation	(1,637)	(882)	—	—	(1,153)	(3,672)
Fair value, end of period	$608,477	$19,773	$167	$80,000	$20,493	$728,910
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2023	$(1,443)	$(882)	$—	$—	$(1,153)	$(3,478)

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

March 31, 2024

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	March 31, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$523,768	Discounted cash flow analysis	Discount Rate	9.4% - 24.0% (14.4%)
	3,952	Recent transaction	Transaction Price	98.0 - 100.0 (98.6)
	6,176	Enterprise value analysis	EBITDA Multiple	3.7 - 7.3 (5.2)
	986	Enterprise value analysis	Revenue Multiple	0.8 - 0.8 (0.8)
	26,881	Expected repayment	Transaction Price	100.0 - 100.5 (100.2)
	506	Option pricing Model	Volatility	17.2 - 17.2 (17.2)
Second lien secured loans	4,948	Discounted cash flow analysis	Discount rate	12.7% - 12.7% (12.7%)
Unsecured loans	1,239	Discounted cash flow analysis	Discount rate	9.5% - 10.1% (9.5%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	2,811	Discounted cash flow analysis	Discount rate	15.2% - 21.8% (17.2%)
	17,216	Enterprise value analysis	EBITDA multiple	6.0 - 13.4 (8.7)
	404	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	607	Discounted cash flow analysis	Discount rate	21.8% - 21.8% (21.8%)
	1,283	Enterprise value analysis	EBITDA multiple	4.7 - 10.5 (5.7)
Warrant	68	Discounted cash flow analysis	Discount rate	21.3% - 21.3% (21.3%)
Total Level 3 Investments	$675,261
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2023	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$510,739	Discounted cash flow analysis	Discount rate	11.0% - 30.3% (13.9%)
	34,016	Recent transaction	Transaction price	89.0 - 98.8 (96.2)
	10,477	Enterprise value analysis	EBITDA multiple	8.6 - 8.6 (8.6)
	646	Option pricing Model	Volatility	17.2 - 17.2 (17.2)
Second lien secured loans	14,645	Discounted cash flow analysis	Discount rate	12.6% - 24.0% (20.2%)
	1,601	Enterprise value analysis	EBITDA multiple	6.3 - 6.3 (6.3)
Unsecured loans	167	Enterprise value analysis	EBITDA multiple	7.1 - 7.1 (7.1)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	3,175	Discounted cash flow analysis	Discount rate	14.7% - 30.3% (16.6%)
	6,927	Enterprise value analysis	EBITDA multiple	5.5 - 13.2 (8.8)
	709	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	832	Discounted cash flow analysis	Discount rate	29.9% - 30.3% (29.9%)
	1,511	Enterprise value analysis	EBITDA multiple	6.0 - 10.5 (6.7)
Warrant	3,525	Discounted cash flow analysis	Discount rate	26.2% - 30.2% (26.3%)
Total Level 3 Investments	$673,386
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

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

The following table presents the principal amount and fair value of the Company’s borrowings as of March 31, 2024 and December 31, 2023. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of March 31, 2024, and December 31, 2023 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of March 31, 2024 and December 31, 2023, the fair value of the 7.875% notes due 2028 (the “7.875% 2028 Notes”) were estimated using a combination of discounted future cash flows to the valuation date and the carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion.

		As of March 31, 2024		As of December 31, 2023
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$199,974	$198,597	$196,512	$194,926
5.375% 2025 Notes	3	40,000	38,324	40,000	38,369
5.375% 2026 Notes	3	10,000	9,310	10,000	9,365
4.000% 2026 Notes	3	75,000	67,312	75,000	67,511
5.625% 2027 Notes	3	10,000	9,166	10,000	9,261
4.250% 2028 Notes	3	25,000	21,131	25,000	21,379
7.875% 2028 Notes	3	34,500	33,990	34,500	34,365
		$394,474	$377,830	$391,012	$375,176

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, among other things, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage for borrowed amounts were 179.5% and 181.0%, respectively.

Total borrowings outstanding and available as of March 31, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$199,974	$198,597	$135,026
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,793	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,922	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,077	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,908	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,758	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,277	—
Total debt			$394,474	$390,332	$135,026
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$196,512	$194,926	$138,488
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,761	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,914	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,992	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,901	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,745	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,209	—
Total debt			$391,012	$386,448	$138,488
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

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

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $568,313 as of March 31, 2024. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities. As of March 31, 2024, the Company had $199,974 in outstanding borrowings and $135,026 undrawn under the Credit Facility. Weighted average outstanding borrowings were $203,507 at a weighted average interest rate of 7.85% for the three months ended March 31, 2024. As of March 31, 2024, the interest rate in effect on outstanding borrowings was 7.82%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of March 31, 2024, $135,026 was available to be drawn by the Company based on these requirements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2023, at an in-person meeting, the Company’s board of directors approved a second amended and restated investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”). Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

Base Management Fee

Effective January 1, 2024, the base management fee is calculated at an annual rate equal to 1.75% based on the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

Prior to January 1, 2024, the base management fee is calculated at an annual rate of 2.00% based on the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

(i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

The following table details our management fee expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
Management Fee ($ in thousands)	2024	2023
Base management fee	$3,116	$3,711
Total management fees	$3,116	$3,711

As of March 31, 2024 and December 31, 2023, management fees payable on the consolidated statements of assets and liabilities were $3,116 and $3,595, respectively.

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

March 31, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
Performance-based Incentive Fee ($ in thousands)	2024	2023
Income incentive fee	$2,704	$2,676
Capital gains incentive fee	—	—
Total performance-based incentive fees	$2,704	$2,676

As of March 31, 2024 and December 31, 2023, incentive fees payable on the consolidated statements of assets and liabilities were $13,173 and $10,470, respectively. As of March 31, 2024 and December 31, 2023, they were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During the three months ended March 31, 2024, the Company incurred $171 of allocated administrative service fees, respectively. During the three months ended March 31, 2023, the Company incurred $171 of allocated administrative service fees, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

Co-investments with Related Parties: As of March 31, 2024 and December 31, 2023, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of March 31, 2024 and December 31, 2023, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $5,298,948 and $4,977,275, respectively.

STRS JV: For the three months ended March 31, 2024, the Company sold $8,478 of investments to STRS JV and recognized zero realized gains or losses. For the three months ended March 31, 2023, the Company sold $25,918 of investments to STRS JV and recognized $96 of net realized losses.

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

The balance of unfunded commitments to extend credit was $20,657 and $21,440 as of March 31, 2024 and December 31, 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of March 31, 2024 and December 31, 2023:

Unfunded Commitments ($ in thousands)	As of March 31, 2024	As of December 31, 2023
Revolving Loan Commitments:
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	$—	$447
Branford Filtration, LLC (d/b/a Clean Solutions Group)	387	387
Bridgepoint Healthcare, LLC	1,350	1,588
Bulk Midco, LLC	190	—
Claridge Products and Equipment, LLC	70	351
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	485	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Leviathan Intermediate Holdco, LLC	570	570
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	229	572
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	—	709
MSI Information Services, Inc.	225	225
M&M OpCo. LLC (d/b/a Escalent, Inc.)	238	238
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	—	30
PLTFRM Companies, LLC	266	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	610
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,344	2,646
Telestream Holdings Corporation	477	87
The Kyjen Company, LLC (d/b/a Outward Hound)	798	798
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	—
Total unfunded revolving loan commitments	12,504	12,113

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	—
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	—	140
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	—	895
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	947	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	412	648
Monarch Collective Holdings, LLC	3,268	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	2,104	1,407
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	—	6,237
Total unfunded delayed draw loan commitments	8,153	9,327
Total Unfunded Commitments	$20,657	$21,440

As of March 31, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

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

No shares were issued pursuant to the ATM program during the three months ended March 31, 2024 and 2023, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2024	2023
Per share data:(1)
Net asset value, beginning of period	$13.63	$14.30
Net investment income	0.47	0.46
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.21)	(0.14)
Net increase in net assets resulting from operations	0.26	0.32
Distributions declared from net investment income	(0.39)	(0.42)
Net asset value, end of period	$13.50	$14.20
Total annualized return based on market value(2)	3.26%	(16.47)%
Total annualized return based on net asset value	7.50%	9.08%
Net assets, end of period	$313,792	$330,015
Per share market value at end of period	$12.40	$12.52
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	15.03%	15.47%
Ratio of incentive fees to average net assets	3.40%	3.23%
Ratio of total expenses to average net assets(4)	18.43%	18.70%
Ratio of net investment income to average net assets(4)	13.60%	12.95%
Portfolio turnover ratio	7.87%	4.95%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended March 31,
($ in thousands except share and per share amounts)	2024	2023
Net increase in net assets resulting from operations	$5,969	$7,506
Weighted average shares outstanding	23,243,088	23,243,088
Basic and diluted per share net increase in net assets resulting from operations	$0.26	$0.32

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2024

(in thousands, except share and per share data)

NOTE 12 - SUBSEQUENT EVENTS

Management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and, other than the items discussed below, the Company has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing war between Russia and Ukraine, the conflict between Israel and Hamas and ongoing health crises;
●	the elevating levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As of March 31, 2024, LIBOR is no longer utilized as the floating benchmark rate on our debt investments to portfolio companies. As of March 31, 2024, SOFR is utilized as the floating benchmark rate on the Credit Facility for USD denominated borrowings.

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

Recent Developments

For the period April 1, 2024 through May 8, 2024, we contributed three additional assets of senior secured debt facilities to the STRS JV.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Set forth below are the consolidated results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Three Months
($ in thousands)	2024	2023	Variance
Total investment income	$25,475	$26,164	$(689)
Total expenses	14,660	15,460	(800)
Net investment income	10,815	10,704	111
Net realized gains/(losses) on investments and foreign currency transactions	(5,634)	685	(6,319)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	788	(3,883)	4,671
Net increase in net assets resulting from operations	$5,969	$7,506	$(1,537)

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

Consolidated operating results for the three months ended March 31, 2024 and 2023 are as follows:

Net Investment Income

Net investment income for the three months ended March 31, 2024 totaled $10.8 million. Net investment income for the three months ended March 31, 2023 totaled $10.7 million. Net investment income increased by $0.1 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Three Months
($ in thousands)	2024	2023	Variance
Investment income (excluding STRS JV):
Interest and payment-in-kind income	$20,017	$21,216	$(1,199)
Fee and dividend income	666	1,132	(466)
Investment income of STRS JV:
Interest and dividend income	$4,792	$3,816	$976
Total investment income	$25,475	$26,164	$(689)

Interest and payment-in-kind income decreased $1.2 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, primarily attributable to a lower portfolio size, partially offset with an increase in base rates.

Fee and dividend income decreased by $0.5 million for the three months ended March 31, 2024 from the three months ended March 31, 2023 due to lower non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $1.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily attributable to an increase in base rates.

Operating Expenses

The following table summarizes our expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		Three Months
($ in thousands)	2024	2023	Variance
Interest expense	$7,330	$7,525	$(195)
Base management fees	3,116	3,711	(595)
Performance-based incentive fees	2,704	2,676	28
Administrative service fees	171	171	—
General and administrative expenses	1,047	1,127	(80)
Total expenses, before excise tax	14,368	15,210	(842)
Excise tax	292	250	42
Total expenses, including excise tax	$14,660	$15,460	$(800)

Interest expense decreased $0.2 million for the three months ended March 31, 2024 from the three months ended March 31, 2023, primarily due to lower weighted average interest outstanding borrowings, partially offset by higher weighted average interest rates. For the three months ended March 31, 2024, the weighted average outstanding borrowings were $398.0 million at a weighted average interest rate of 6.53%. For the three months ended March 31, 2023, the weighted average outstanding borrowings were $455.9 million at a weighted average interest rate of 6.19%.

Base management fees decreased by $0.6 million for the three months ended March 31, 2024 from the three months ended March 31, 2023 due to the base management fee rate reduction to 1.75%, from 2.00% effective January 1, 2024.

Performance-based incentive fees were $2.7 million for both the three months ended March 31, 2024 and the three months ended March 31, 2023, which were comprised of pre-incentive fee net investment income. There was no capital gains incentive fee incurred for both the three months ended March 31, 2024 and the three months ended March 31, 2023.

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

Excise tax was $0.3 million for both the three months ended March 31, 2024 and for the three months ended March 31, 2023. As of March 31, 2024 and December 31, 2023, we accrued a net federal excise tax expense of $0.3 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three months ended March 31, 2024 and 2023:

	Three months ended
($ in millions)	March 31, 2024	March 31, 2023
AG Kings Holdings Inc.(1)	$0.5	$0.4
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	(3.1)	—
ATSG, Inc.	—	(0.1)
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	(2.9)	—
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	(0.2)	—
Other(2)	0.1	—
Total net realized gains/(losses) on investments	$(5.6)	$0.3
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three months ended March 31, 2024 and 2023:

	Three months ended
($ in millions)	March 31, 2024	March 31, 2023
Gross unrealized appreciation on investments	$4.6	$2.0
Gross unrealized depreciation on investments	(7.3)	(5.2)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	3.1	(0.3)
Total unrealized appreciation (depreciation) on investments	$0.4	$(3.5)
(1)	The three months ended March 31, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2024 and December 31, 2023, we had commitments to fund approximately $20.7 million and $21.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $1.6 million during the three months ended March 31, 2024, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $5.2 million during the three months ended March 31, 2024, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of March 31, 2024, we had cash and cash equivalent resources of $20.9 million, including $10.2 million of restricted cash. As of March 31, 2024, we had approximately $135.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2023, we had cash and cash equivalent resources of $24.5 million, including $13.7 million of restricted cash. As of December 31, 2023, we had approximately $138.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of March 31, 2024, STRS JV had total assets of $327.9 million. As of December 31, 2023, STRS JV had total assets of $332.2 million.

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

As of March 31, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of March 31, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2024 and December 31, 2023:

($ in thousands)	As of March 31, 2024	As of December 31, 2023
Total investments(1)	$309,429	$312,217
Weighted average effective yield on total portfolio(2)	12.4%	12.4%
Number of portfolio companies in STRS JV	34	34
Largest portfolio company investment(1)	18,863	18,853
Total of five largest portfolio company investments(1)	82,634	83,564
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of March 31, 2024		As of December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$310,078	$309,429	$312,807	$312,217
Total	$310,078	$309,429	$312,807	$312,217

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2024		As of December 31, 2023
Advertising	$12,131	3.9%	$12,040	3.9%
Air Freight & Logistics	3,317	1.1	3,504	1.1
Broadline Retail	18,863	6.1	18,759	6.0
Building Products	13,437	4.3	13,313	4.3
Construction & Engineering	9,789	3.2	9,550	3.1
Data Processing & Outsourced Services	14,240	4.6	14,659	4.7
Diversified Support Services	19,200	6.2	19,136	6.1
Drug Retail	5,052	1.6	5,022	1.6
Electronic Equipment & Instruments	13,300	4.3	13,269	4.2
Environmental & Facilities Services	33,132	10.7	27,278	8.7
Health Care Supplies	7,572	2.4	7,530	2.4
Household Appliances	8,078	2.6	8,168	2.6
Industrial Machinery & Supplies & Components	—	—	6,561	2.1
Investment Banking & Brokerage	—	—	4,977	1.6
IT Consulting & Other Services	51,391	16.6	51,295	16.4
Packaged Foods & Meats	6,840	2.2	6,904	2.2
Paper & Plastic Packaging Products & Materials	6,379	2.1	6,471	2.1
Personal Care Products	5,891	2.0	5,957	2.0
Pharmaceuticals	16,104	5.2	16,416	5.3
Real Estate Operating Companies	12,326	4.0	11,903	3.8
Real Estate Services	6,882	2.2	7,353	2.4
Research & Consulting Services	12,017	3.9	8,562	2.7
Technology Hardware, Storage & Peripherals	18,793	6.1	18,853	6.0
Trading Companies & Distributors	8,352	2.7	8,442	2.7
Wireless Telecommunication Services	6,343	2.0	6,295	2.0
Total	$309,429	100.0%	$312,217	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2024 and December 31, 2023 and selected statement of operations information for the three months ended March 31, 2024 and 2023.

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

On March 15, 2021, we previously entered into an equity distribution agreement, or the 2021 Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or Raymond James, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million. The 2021 Equity Distribution Agreement provided that we may offer and sell shares of our common stock from time to time through the Raymond James in amounts and at times to be determined by us (the “2021 ATM Offering”). Actual sales depended on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We used all or substantially all of the net proceeds from the 2021 ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. The 2021 Equity Distribution Agreement with Raymond James is no longer effective. Gross proceeds of $4.4 million were raised from the 2021 ATM Offering with Raymond James.

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

As of March 31, 2024, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of March 31, 2024, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of March 31, 2024, there was $200.0 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $135.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $568.3 million as of March 31, 2024.

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

Portfolio Investments and Yield

As of March 31, 2024, our investment portfolio consisted primarily of senior secured loans across 120 positions in 71 companies with an aggregate fair value of $697.9 million. As of March 31, 2024, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with six fixed-rate loan investments representing 1.1% based on fair value. As of March 31, 2024, our portfolio had an average investment size of $5.0 million based on fair value and average debt investment size of $8.4 million, with investment sizes ranging from zero to $21.4 million and a weighted average effective yield of 12.1% (and a weighted average effective yield on income-producing debt investments of 13.7%).

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

For the three months ended March 31, 2024, we invested $58.2 million in new and existing portfolio companies, offset by repayments and sales of $54.9 million. Proceeds from sales totaled $29.1 million while repayments included $1.8 million of scheduled repayments and $24.0 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of March 31, 2024		As of December 31, 2023
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$99.7	14.3%	$127.4	18.3%
2	441.9	63.3	413.7	59.4
3	127.9	18.3	133.7	19.2
4	19.9	2.9	6.3	0.9
5	8.5	1.2	15.1	2.2
Total Portfolio	$697.9	100.0%	$696.2	100.0%

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

During the three months ended March 31, 2024, we declared to stockholders distributions of $0.385 per share for total distributions of $8.9 million. During the three months ended March 31, 2023, we declared to stockholders distributions of $0.425 for total distributions of $9.9 million.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2024, we estimate that distributions to stockholders included $8.9 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2023 and current earnings for the three months ended March 31, 2024. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended on November 1, 2023 and was executed on February 22, 2024. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 1.75% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 7 to the consolidated financial statements.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(19,369)	$(5,999)	$(13,370)
(200)	(12,969)	(3,999)	(8,970)
(100)	(6,484)	(2,000)	(4,484)
100	6,484	2,000	4,484
200	12,969	3,999	8,970
300	19,453	5,999	13,454
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of March 31, 2024, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
($ in thousands)	2024	2023
Realized gain (loss) on forward currency contracts	$(28)	$(7)
Unrealized appreciation (depreciation) on forward currency contracts	52	6
Total net realized and unrealized gains (losses) on forward currency contracts	$24	$(1)

Item 4. Controls and Procedures

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including our chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1

Second Amended and Restated Investment Advisory Agreement, dated February 22, 2024, between the

Company and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual

Report on Form 10-K, filed on March 5, 2024).

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

WhiteHorse Finance, Inc.

Dated: May 8, 2024	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2024	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)