Form 10-Q
period 2024-06-30
WhiteHorse Finance, Inc.
filed 2024-08-08
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 2, 2024 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$525,821	$577,798
Non-controlled affiliate company investments	17,024	5,422
Controlled affiliate company investments	117,160	112,948
Total investments, at fair value (amortized cost $704,521 and $740,021, respectively)	660,005	696,168
Cash and cash equivalents	12,853	10,749
Restricted cash and cash equivalents	8,436	12,527
Restricted foreign currency (cost of $486 and $1,231, respectively)	467	1,211
Interest and dividend receivable	7,792	8,149
Amounts receivable on unsettled investment transactions	12,630	343
Escrow receivable	—	393
Prepaid expenses and other receivables	1,000	1,211
Total assets	$703,183	$730,751

Liabilities
Debt (net of unamortized debt issuance costs of $3,720 and $4,564, respectively)	$358,896	$386,448
Distributions payable	8,949	8,949
Management fees payable	3,065	3,595
Incentive fees payable	14,630	10,470
Interest payable	1,910	2,069
Accounts payable and accrued expenses	2,656	2,089
Advances received from unfunded credit facilities	388	316
Unrealized depreciation on foreign currency forward contracts	7	43
Total liabilities	390,501	413,979

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	338,275	338,275
Accumulated earnings (losses)	(25,616)	(21,526)
Total net assets	312,682	316,772
Total liabilities and total net assets	$703,183	$730,751
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$13.45	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Investment income
From non-controlled/non-affiliate company investments
Interest income	$17,264	$19,307	$35,225	$38,928
Payment-in-kind income	1,493	1,073	3,282	2,305
Fee income	426	920	1,074	1,953
Dividend income	36	17	54	32
From non-controlled affiliate company investments
Interest income	10	—	34	—
Payment-in-kind income	177	115	334	66
Dividend income	—	—	—	84
From controlled affiliate company investments
Interest income	2,496	2,328	4,992	4,538
Payment-in-kind income	164	496	250	908
Dividend income	1,416	1,339	3,712	2,945
Total investment income	23,482	25,595	48,957	51,759
Expenses
Interest expense	7,144	7,334	14,474	14,859
Base management fees	3,065	3,705	6,182	7,416
Performance-based incentive fees	2,323	2,648	5,026	5,324
Administrative service fees	170	170	341	341
General and administrative expenses	1,221	896	2,268	2,023
Total expenses	13,923	14,753	28,291	29,963
Net investment income before excise tax	9,559	10,842	20,666	21,796
Excise tax	267	250	559	500
Net investment income after excise tax	9,292	10,592	20,107	21,296

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(113)	5	(5,728)	336
Non-controlled affiliate company investments	—	(339)	—	(339)
Foreign currency transactions	(8)	41	1	402
Foreign currency forward contracts	28	4	—	(3)
Net realized gains (losses)	(93)	(289)	(5,727)	396
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(2,373)	(2,330)	8,340	(4,427)
Non-controlled affiliate company investments	58	(3,022)	(9,952)	(4,522)
Controlled affiliate company investments	825	(600)	556	(521)
Translation of assets and liabilities in foreign currencies	146	(458)	448	(829)
Foreign currency forward contracts	(16)	(12)	36	(6)
Net change in unrealized appreciation (depreciation)	(1,360)	(6,422)	(572)	(10,305)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(1,453)	(6,711)	(6,299)	(9,909)
Net increase in net assets resulting from operations	$7,839	$3,881	$13,808	$11,387

Per Common Share Data
Basic and diluted earnings per common share	$0.34	$0.17	$0.59	$0.49
Dividends and distributions declared per common share	$0.39	$0.37	$0.77	$0.80
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,815	10,815
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(5,634)	(5,634)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	788	788
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2024	23,243,088	$23	$338,275	$(24,506)	$313,792
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	9,292	9,292
Net realized gains (losses) on investments	—	—	—	(93)	(93)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(1,360)	(1,360)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of June 30, 2024	23,243,088	$23	$338,275	$(25,616)	$312,682

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,704	10,704
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	685	685
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(3,883)	(3,883)
Distributions declared	—	—	—	(9,878)	(9,878)
Balance as of March 31, 2023	23,243,088	$23	$339,240	$(9,248)	$330,015
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,592	10,592
Net realized gains (losses) on investments	—	—	—	(289)	(289)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	(6,422)	(6,422)
Distributions declared	—	—	—	(8,600)	(8,600)
Balance as of June 30, 2023	23,243,088	$23	$339,240	$(13,967)	$325,296

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$13,808	$11,387
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(3,866)	(3,668)
Net realized (gains) losses on investments	5,728	3
Net unrealized (appreciation) depreciation on investments	1,056	9,470
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(448)	829
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(36)	6
Accretion of discount	(1,901)	(2,070)
Amortization of deferred financing costs	844	782
Acquisition of investments	(116,442)	(65,257)
Proceeds from principal payments and sales of portfolio investments	121,515	56,765
Proceeds from sales of portfolio investments to STRS JV	30,466	36,633
Net changes in operating assets and liabilities:
Interest and dividend receivable	357	594
Prepaid expenses and other receivables	211	135
Amounts receivable on unsettled investment transactions	(12,287)	(11,487)
Management fees payable	(530)	(155)
Incentive fees payable	4,160	(503)
Accounts payable and accrued expenses	567	(859)
Interest payable	(159)	(24)
Advances received from unfunded credit facilities	72	(301)
Net cash provided by / (used in) operating activities	43,115	32,280

Cash flows from financing activities
Borrowings	58,452	45,558
Repayments of debt	(86,400)	(62,902)
Deferred financing costs	—	(2)
Distributions paid to common stockholders, net of distributions reinvested	(17,898)	(18,129)
Net cash provided by / (used in) financing activities	(45,846)	(35,475)
Effect of exchange rate changes on cash	—	16
Net change in cash, cash equivalents and restricted cash	(2,731)	(3,179)
Cash, cash equivalents and restricted cash at beginning of period	24,487	26,264
Cash, cash equivalents and restricted cash at end of period	$21,756	$23,085

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$13,789	$14,101
Non-cash exchanges of investments	—	1,840

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$12,853	$10,412
Restricted cash and cash equivalents	8,436	10,624
Restricted foreign currency	467	2,049
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$21,756	$23,085

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.19%	05/31/24	12/15/26	662	$649	$649	0.2%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	11.19%	05/31/24	12/15/26	—	—	—	—
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.43%	04/07/23	04/09/29	4,702	4,590	4,702	1.5
M&M OpCo. LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.43%	04/07/23	04/09/29	—	—	6	—
PLTFRM Companies, LLC	First Lien Secured Term Loan	3.00%	SOFR	9.00%	14.34% (13.34% Cash + 1.00% PIK)	01/29/24	01/29/29	7,948	7,730	7,831	2.6
PLTFRM Companies, LLC⁽⁷⁾	First Lien Secured Revolving Loan	3.00%	SOFR	9.00%	14.33% (13.33% Cash + 1.00% PIK)	01/29/24	01/29/29	713	694	705	0.2
									13,663	13,893	4.5
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.94%	12/16/22	12/18/28	9,039	8,832	9,039	2.9
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.94%	12/16/22	12/18/28	162	158	173	0.1
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	9.25%	14.69% (13.94% Cash + 0.75% PIK)	07/12/21	07/12/26	10,031	9,950	8,776	2.9
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Revolving Loan	1.00%	SOFR	9.25%	14.69% (13.94% Cash + 0.75% PIK)	07/12/21	07/12/26	1,182	1,172	1,034	0.3
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.50%	12.94%	06/29/23	06/29/28	8,775	8,565	8,819	2.8
									28,677	27,841	9.0
Alternative Carriers
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	11.07%	08/05/22	08/01/29	14,369	12,480	13,621	4.4
									12,480	13,621	4.4
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.96% (6.46% Cash + 6.50% PIK)	03/20/24	05/08/28	1,722	1,531	1,670	0.4
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.96% (7.46% Cash + 5.50% PIK)	03/20/24	05/08/28	1,145	1,017	985	0.3
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	12.46%	03/20/24	05/08/28	9,600	9,428	7,931	2.7
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	12.46%	03/20/24	05/08/28	2,400	2,357	401	0.1
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.06%	10/13/22	10/13/27	9,334	9,181	9,190	2.9
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.40%	06/14/19	06/28/24	3,140	3,140	2,003	0.6
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹²⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	06/28/24	301	301	192	0.1
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.00%	10.44%	05/14/24	07/31/24	94	93	93	—
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.81%	01/12/23	04/05/29	9,819	9,594	9,913	3.2
									36,642	32,378	10.3
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.44%	12/30/21	12/30/26	8,444	8,348	8,339	2.7
Coastal Television Broadcasting Group LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.44%	12/30/21	12/30/26	—	—	(1)	—
									8,348	8,338	2.7
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	9.50%	14.94% (13.94% Cash + 1.00% PIK)	08/28/20	08/28/25	12,892	12,820	12,892	4.2
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	9.50%	14.94% (13.94% Cash + 1.00% PIK)	12/02/21	08/28/25	2,629	2,613	2,629	0.8
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.09%	12/04/20	06/04/26	4,580	4,548	4,580	1.5
									19,981	20,101	6.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	CORRA	6.50%	11.53%	07/27/21	07/27/27	18,984	$14,988	$13,871	4.4%
									14,988	13,871	4.4
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	10/28/19	10/29/26	16,110	15,775	16,110	5.3
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.74%	12/20/22	12/20/27	4,993	4,916	4,993	1.6
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.25%	13.74%	12/20/22	12/20/27	9,136	8,973	9,136	2.9
									29,664	30,239	9.8
Communications Equipment
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.59%	06/21/24	06/21/29	8,800	8,625	8,625	2.9
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.59%	06/21/24	06/21/29	—	—	—	—
									8,625	8,625	2.9
Construction & Engineering
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.23%	06/28/24	02/07/28	607	589	589	0.2
									589	589	0.2
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	14.19% (11.94% Cash + 2.25% PIK)	12/30/20	12/30/25	6,542	6,506	5,758	1.8
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.31%	15.10% (12.85% Cash + 2.25% PIK)	12/30/20	12/30/25	632	629	548	0.2
									7,135	6,306	2.0
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.81%	04/04/24	03/30/29	7,981	7,753	7,781	2.5
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.84%	04/04/24	03/30/29	735	714	717	0.2
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.68%	12/23/16	12/05/25	21,043	20,982	21,043	6.7
									29,449	29,541	9.4
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.49%	11/22/22	12/09/25	357	357	228	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Bridge Loan	1.00%	SOFR	14.00%	19.44% (13.44% Cash + 6.00% PIK)	12/22/23	12/22/25	1,510	1,478	1,534	0.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.69%	12/22/23	12/22/28	9,490	9,278	9,411	3.0
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.69%	12/22/23	12/22/28	403	394	403	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.69%	12/22/23	12/22/28	267	261	269	0.1
									11,768	11,845	3.8
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.25%	11/16/21	12/01/26	1,167	1,136	1,099	0.4
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	3,144	3,144	2,958	0.9
									4,280	4,057	1.3
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.73%	08/27/21	08/27/26	9,271	9,221	9,270	3.0
									9,221	9,270	3.0

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.44% (11.94% Cash + 0.50% PIK)	09/15/21	09/15/26	12,494	$12,385	$11,803	3.8%
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.44% (11.94% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(56)	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	138	—
									12,552	11,885	3.8
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.59%	13.06%	10/12/21	10/12/26	15,955	15,759	16,083	5.1
									15,759	16,083	5.1
Environmental & Facilities Services
Branford Filtration, LLC (d/b/a Clean Solutions Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	11/17/23	11/17/28	11,555	11,327	11,613	3.7
Branford Filtration, LLC (d/b/a Clean Solutions Group)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.98%	11/17/23	11/17/28	—	—	8	—
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.23% (12.23% Cash + 1.00% PIK)	12/31/21	12/31/26	10,584	10,479	10,400	3.3
									21,806	22,021	7.0
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.44%	10/05/21	10/05/26	8,795	8,715	8,644	2.8
Bridgepoint Healthcare, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.44%	10/05/21	10/05/26	238	236	223	0.1
									8,951	8,867	2.9
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.69%	10/16/19	12/31/25	5,422	5,420	5,422	1.7
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.69%	10/16/19	12/31/25	5,062	5,062	5,062	1.6
									10,482	10,484	3.3
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.99%	02/23/22	02/23/28	20,409	20,099	18,768	6.0
									20,099	18,768	6.0
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.23%	06/25/21	06/25/26	8,732	8,659	8,820	2.8
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.23%	07/11/22	06/25/26	1,346	1,330	1,359	0.4
									9,989	10,179	3.2
Home Furnishings
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	3.00%	SOFR	8.75%	14.21%	09/19/22	09/21/26	4,687	4,664	4,170	1.3
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.95%	10/12/21	10/12/26	20,511	20,322	20,511	6.6
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.95%	10/12/21	10/12/26	—	—	24	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.94%	11/06/23	08/20/26	2,960	2,903	2,948	0.9
									27,889	27,653	8.8
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.48%	05/26/22	05/31/29	7,106	6,702	5,402	1.7
									6,702	5,402	1.7
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	04/05/21	04/05/26	11,358	11,299	10,903	3.5
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(33)	—
									11,299	10,870	3.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Interactive Media & Services
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.25%	04/25/22	04/24/26	7,333	$7,266	$6,376	2.0%
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	15.06%	04/25/22	04/24/26	825	818	690	0.2
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.08%	01/31/24	01/31/30	14,158	13,829	13,934	4.5
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.08%	01/31/24	01/31/30	—	—	13	—
									21,913	21,013	6.7
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	11/12/21	11/12/26	3,761	3,725	3,693	1.2
									3,725	3,693	1.2
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.98% PIK	09/06/19	09/06/24	11,788	11,736	10,023	3.2
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.99% PIK	09/06/19	09/06/24	5,281	5,267	4,490	1.4
Honors Holdings, LLC (d/b/a Orange Theory)⁽⁷⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	Prime	6.30%	12.59% PIK	06/04/24	09/06/24	811	811	689	0.2
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.94%	06/29/20	06/29/25	5,489	5,472	5,489	1.8
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,519	1,514	1,519	0.5
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,737	1,734	1,736	0.6
									26,534	23,946	7.7
Leisure Products
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25% PIK	12/09/22	06/08/26	1,213	1,195	1,055	0.3
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.48% PIK	01/24/22	06/08/26	4,548	3,661	1,024	0.3
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	12.98%	12/27/22	12/27/27	13,278	13,009	13,411	4.3
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	12.98%	12/27/22	12/27/27	—	—	12	—
									17,865	15,502	4.9
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	13.46%	11/23/21	12/16/29	5,000	4,949	5,002	1.6
									4,949	5,002	1.6
Office Services & Supplies
American Crafts, LC⁽¹⁴⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.94% PIK	05/02/24	05/28/26	2,317	2,317	2,317	0.7
American Crafts, LC⁽¹⁴⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.94% PIK	01/31/24	05/28/26	1,200	1,200	1,200	0.4
American Crafts, LC⁽¹⁴⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.94% PIK	07/25/23	05/28/26	2,043	2,043	2,012	0.6
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.94% PIK	12/22/22	05/28/26	5,479	5,105	3,396	1.1
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.94% PIK	05/28/21	05/28/26	10,125	8,720	442	0.1
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.94% PIK	01/25/22	05/28/26	1,700	1,458	74	—
									20,843	9,441	2.9
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.07%	05/14/24	05/14/29	4,088	4,009	4,009	1.3
PANOS Brands, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.07%	05/14/24	05/14/29	—	—	—	—
									4,009	4,009	1.3
Real Estate Operating Companies
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.94%	12/02/22	12/02/27	5,099	4,993	5,125	1.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.93%	12/02/22	12/02/27	900	887	945	0.3
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.93%	12/02/22	12/02/27	—	—	18	—
									5,880	6,088	1.9

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Real Estate Services
Monarch Collective Holdings, LLC	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.08%	01/10/24	01/10/29	9,353	$9,140	$9,223	2.9%
Monarch Collective Holdings, LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.08%	01/10/24	01/10/29	872	860	860	0.3
									10,000	10,083	3.2
Specialized Consumer Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.94%	11/16/21	11/16/27	10,993	10,869	10,899	3.5
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.60%	09/30/21	09/30/26	11,346	11,244	11,346	3.6
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.60%	09/30/21	09/30/26	—	—	6	—
									22,113	22,251	7.1
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.09%	01/31/24	01/31/29	7,000	6,840	6,930	2.2
									6,840	6,930	2.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	11.83%	07/19/19	N/A	84,416	84,416	84,416	27.0
									84,416	84,416	27.0
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁵⁾⁽⁶⁾⁽⁷⁾⁽²²⁾⁽²³⁾⁽²⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.44% PIK	01/03/24	01/04/27	645	629	1,279	0.4
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	555	542	555	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	568	555	568	0.2
									1,726	2,402	0.8
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	9.75%	15.19% (5.44% Cash + 9.75% PIK)	10/15/20	10/15/25	17,285	17,153	17,022	5.4
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	15.19% (5.44% Cash + 9.75% PIK)	10/15/20	10/15/25	1,061	1,053	1,043	0.3
									18,206	18,065	5.7
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Net Element Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.83%	06/28/24	06/28/29	8,239	8,054	8,054	2.6
TOT Group, Inc. (d/b/a Net Element Inc.)(7)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.83%	06/28/24	06/28/29	—	—	—	—
TOT Group, Inc. (d/b/a Net Element Inc.)(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.83%	06/28/24	06/28/29	—	—	—	—
									8,054	8,054	2.6

Total Debt Investments									$638,111	$613,622	196.3%

Equity Investments(24)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$498	0.2%
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	341	0.1
									620	839	0.3
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,119	0.4
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	648	0.2
									1,614	1,767	0.6

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	$423	$1,034	0.3%
									423	1,034	0.3
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	404	0.1
									404	404	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	178	0.1
									4,537	178	0.1
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	—	—
									2,890	—	—
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	324	367	144	—
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	151	8	9	—
									375	153	—
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	1	—
									167	1	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,400	0.4
									942	1,400	0.4
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁴⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	317	0.1
									317	317	0.1
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,253	0.4
									788	1,253	0.4
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,919	0.6
									851	1,919	0.6
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,261	0.4
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	746	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	524	0.2
									1,926	2,531	0.8
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	167	0.1
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	68	—
									2,734	235	0.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	$3,600	$—	—%
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									—	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	61	—
									400	61	—
Real Estate Operating Companies
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	227	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	266	0.1
									600	493	0.2
Specialized Consumer Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	1,088	0.3
									840	1,088	0.3
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	23,303	7.5
									21,104	23,303	7.5
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,407	3.0
									19,568	9,407	3.0

Total Equity Investments									$66,410	$46,383	14.8%

Total Investments									$704,521	$660,005	211.1%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(16)					5.20%				$1,515	$1,515	0.5%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(16)					4.66%				12,814	12,814	4.1
Total Money Market Funds									14,329	14,329	4.6
Total investments and money market funds									$718,850	$674,334	215.7%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,619	CAD	$1,177	USD	8/7/24	$—	$(7)
Total							$—	$(7)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), all of which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 81.3% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2024. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 211.1% of the Company’s net assets or 93.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of June 30, 2024.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2024

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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,253	CAD	$903	USD	2/7/24	$—	$(43)
Total							$—	$(43)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, and provide collateral for the Company’s credit facility.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, Canadian Dollar Offered Rate (“CDOR”), SONIA or Prime which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 83.3% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2023. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments which, as of the date of the consolidated schedule of investments, represented 219.7% of the Company’s net assets or 95.3% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CDOR.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest in the amount of 3.50% on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with STRS Ohio, to create STRS JV, a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.

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

June 30, 2024

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically are based on a floating interest rate such as SOFR plus a spread and typically have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2024 and December 31, 2023.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2024 or December 31, 2023. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2020 remain subject to examination by the Internal Revenue Service.

As of June 30, 2024 and December 31, 2023, the cost of investments for federal income tax purposes was $721,765 and $751,117 resulting in net unrealized depreciation of $61,760 and $54,949, respectively. This is comprised of gross unrealized appreciation of $28,476 and $6,881 and gross unrealized depreciation of $90,236 and $61,830, on a tax basis, as of June 30, 2024 and December 31, 2023, respectively.

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

June 30, 2024

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

The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Realized gain (loss) on forward currency contracts	$28	$4	$—	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	(16)	(12)	36	(6)
Total net realized and unrealized gains (losses) on forward currency contracts	$12	$(8)	$36	$(9)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of June 30, 2024 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	1,619	CAD	$1,177	USD	8/7/24	$—	$(7)
Total							$—	$(7)

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
Average USD notional outstanding	2024	2023	2024	2023
Forward currency contracts	$1,208	$401	$1,157	$395

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024 and December 31, 2023.

	As of June 30, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$7	$—	$—	$—	$—	$—	$—	$7
Total	$—	$7	$—	$—	$—	$—	$—	$—	$7

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

	As of December 31, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$43	$—	$—	$—	$—	$—	$—	$43
Total	$—	$43	$—	$—	$—	$—	$—	$—	$43
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following :

	As of June 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$547,482	$522,943	$584,480	$555,878
Second lien secured loans	4,949	5,002	24,558	16,246
Unsecured loans	1,264	1,261	167	167
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	45,306	23,080	25,296	16,679
Equity in STRS JV	21,104	23,303	21,104	22,782
Total	$704,521	$660,005	$740,021	$696,168

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2024		As of December 31, 2023
Advertising	$14,732	2.7%	$5,285	0.9%
Air Freight & Logistics	27,841	5.0	22,616	3.8
Alternative Carriers	13,621	2.5	13,191	2.2
Application Software	32,378	5.9	34,202	5.8
Automotive Retail	—	—	12,407	2.1
Broadcasting	8,338	1.5	7,243	1.3
Broadline Retail	21,868	4.0	36,672	6.2
Building Products	14,905	2.7	15,863	2.7
Cable & Satellite	—	—	20,969	3.6
Commodity Chemicals	30,239	5.5	30,712	5.2
Communications Equipment	8,625	1.6	—	—
Construction & Engineering	993	0.2	541	0.1
Construction Materials	6,306	1.1	6,901	1.2
Data Processing & Outsourced Services	29,541	5.3	21,480	3.6
Distributors	11,845	2.1	12,475	2.1
Diversified Chemicals	4,235	0.8	10,259	1.8
Diversified Financial Services	—	—	3,472	0.6
Diversified Support Services	9,423	1.7	9,607	1.6
Education Services	11,886	2.2	12,570	2.1
Electric Utilities	16,083	2.9	15,954	2.7
Environmental & Facilities Services	23,421	4.2	23,878	4.1
Food Distributors	317	0.1	—	—
Health Care Facilities	8,867	1.6	8,966	1.5
Health Care Services	10,484	1.9	17,643	3.0
Health Care Supplies	18,768	3.4	18,983	3.2
Heavy Electrical Equipment	10,179	1.8	10,135	1.7
Home Furnishings	27,653	5.0	27,508	4.7
Household Appliances	5,402	1.0	5,966	1.0
Household Products	10,870	2.0	10,873	1.8
Industrial Machinery & Supplies & Components	1,253	0.2	6,417	1.1
Interactive Media & Services	22,932	4.2	9,363	1.6
Investment Banking & Brokerage	—	—	3,522	0.6
IT Consulting & Other Services	6,224	1.1	6,549	1.1
Leisure Facilities	24,181	4.4	22,619	3.8
Leisure Products	15,502	2.8	12,738	2.2
Life Sciences Tools & Services	5,002	0.9	4,901	0.8
Office Services & Supplies	9,441	1.7	21,253	3.6
Packaged Foods & Meats	4,009	0.7	—	—
Paper & Plastic Packaging Products & Materials	61	—	179	—
Real Estate Development	—	—	10,239	1.8
Real Estate Operating Companies	6,581	1.1	6,539	1.2
Real Estate Services	10,083	1.8	—	—
Research & Consulting Services	—	—	16,081	2.7
Security & Alarm Services	6,930	1.3	—	—
Specialized Consumer Services	23,339	4.2	23,931	4.1
Specialized Finance(1)	—	—	—	—
Systems Software	11,809	2.1	11,523	2.0
Technology Hardware, Storage & Peripherals	18,065	3.3	16,745	2.8
Transaction & Payment Processing Services	8,054	1.5	—	—
Total(1)	$552,286	100.0%	$588,970	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

As of June 30, 2024, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of June 30, 2024 and December 31, 2023, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 3.1 years and 2.8 years, respectively.

As of June 30, 2024 the total cost basis of non-accrual loans was $40,199, and the total fair value of non-accrual loans was $22,333. As of December 31, 2023, the total cost basis of non-accrual loans was $38,322, and the total fair value of non-accrual loans was $14,087.

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

June 30, 2024

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2024:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$56	$—	$629	$—	$—	$650	$1,279
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	26	—	542	—	—	13	555
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	26	—	555	—	—	13	568
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	—	19,568	—	—	(10,161)	9,407
Playmonster Group LLC	Priority First Lien Secured Term Loan	78	1,015	78	—	—	(38)	1,055
Playmonster Group LLC	First Lien Secured Term Loan	—	1,363	—	—	—	(339)	1,024
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Equity	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Equity	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	182	2,793	182	—	—	(17)	2,958
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	251	—	—	—	(73)	178
Total Non-controlled affiliates		$368	$5,422	$21,554	$—	$—	$(9,952)	$17,024
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$53	$—	$2,317	$—	$—	$—	$2,317
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	68	—	1,200	—	—	—	1,200
American Crafts, LC	Super Priority First Lien Secured Term Loan	137	1,878	139	—	—	(5)	2,012
American Crafts, LC	Priority First Lien Secured Term Loan	(8)	3,226	—	—	—	170	3,396
American Crafts, LC	First Lien Secured Term Loan	—	553	—	—	—	(111)	442
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	93	—	—	—	(19)	74
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	4,992	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	3,712	22,782	—	—	—	521	23,303
Total Controlled affiliates		$8,954	$112,948	$3,656	$—	$—	$556	$117,160

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

As June 30, 2024 and December 31, 2023, STRS JV had total assets of $345,007 and $332,160, respectively. STRS JV’s portfolio consisted of debt investments in 38 portfolio companies as of June 30, 2024 and 34 portfolio companies as of December 31, 2023. As of June 30, 2024 and December 31, 2023, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,791 and $19,889, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $80,787 and $83,564 as of June 30, 2024 and December 31, 2023, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of June 30, 2024 and December 31, 2023, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

On July 19, 2019, STRS JV entered into a $125,000 credit and security agreement (the “STRS JV Credit Facility”) with JPMorgan Chase Bank, National Association (“JPMorgan”). On January 27, 2021, the terms of the STRS JV Credit Facility were amended to increase the size of the STRS JV Credit Facility from $125,000 to $175,000. On April 28, 2021, the terms of the STRS JV Credit Facility were amended and restated to enable borrowings in British pounds or euros. On July 15, 2021, the terms of the STRS JV Credit Facility were amended to allow STRS JV to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from January 19, 2022 to January 19, 2023, extend the end of the reinvestment period from July 19, 2022 to July 19, 2023 and extend the scheduled termination date from July 19, 2024 to July 19, 2025.

On March 11, 2022, the terms of the STRS JV Credit Facility were further amended to (i) permanently increase STRS Credit’s availability under the STRS JV Credit Facility from $175,000 to $225,000, (ii) increase the minimum funding amount from $131,250 to $168,750, and (iii) apply an annual interest rate equal to the applicable SOFR plus 2.50% to borrowings greater than $175,000 in the STRS JV Credit Facility.

On January 13, 2023, the terms of the STRS JV Credit Facility were further amended to (i) permanently increase STRS Credit’s availability under the STRS JV Credit Facility from $225,000 to $262,500 (the “$37.5 Million Increase”) and (ii) apply an annual interest rate equal to applicable SOFR, plus 3.00% to any borrowings under the $37.5 Million Increase in the STRS JV Credit Facility. As a result of this amendment, any borrowings above $175,000 will incur an annual interest rate of SOFR plus 2.71% in the STRS JV Credit Facility.

On May 18, 2023, the terms of the STRS JV Credit Facility were further amended to (i) effective June 6, 2023 apply an annual interest rate equal to applicable SOFR plus 2.72% to any USD borrowings (ii) extend the scheduled termination date from July 19, 2025 to July 19, 2026 (iii) extend the non-call period from January 19, 2023 to January 19, 2024 and (iv) extend the end of the reinvestment period from July 19, 2023 to July 19, 2024.

On May 8, 2024, the terms of the STRS JV Credit Facility were further amended to (i) effective May 8, 2024 apply an annual interest rate equal to applicable base rate plus 2.50% to any EUR, GBP and USD denominated borrowings and 2.82% to any CAD denominated borrowings (ii) extend the scheduled termination date from July 19, 2026 to January 19, 2028 (iii) extend the non-call period from January 19, 2024 to May 8, 2025 and (iv) extend the end of the reinvestment period from July 19, 2024 to January 19, 2026.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

As of June 30, 2024, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR, EurIBOR or SONIA plus 2.50% or CORRA plus a spread of 2.82%. The final maturity date of the STRS JV Credit Facility is January 19, 2028. As of June 30, 2024, STRS JV had $177,786 of outstanding borrowings and an interest rate outstanding of 7.6% per annum under the STRS JV Credit Facility.

As of December 31, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.72%, EurIBOR, SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of December 31, 2023, STRS JV had $165,244 of outstanding borrowings and an interest rate outstanding of 7.7% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of June 30, 2024:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	02/18/22	12/15/26	9,054	$8,965	$9,054	25.5%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.98%	03/11/22	12/15/26	3,039	3,009	3,039	8.6
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.98%	02/18/22	12/15/26	—	—	6	—
									11,974	12,099	34.1
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.09%	02/17/22	06/15/26	3,326	3,297	3,319	9.4
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	11.09%	02/17/22	06/15/26	—	—	4	—
									3,297	3,323	9.4
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	07/19/19	07/01/25	18,810	18,737	18,758	52.9
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.92%	07/19/19	07/01/25	—	—	1	—
									18,737	18,759	52.9
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.73%	11/09/20	11/05/25	13,573	13,498	13,449	37.9
									13,498	13,449	37.9
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.58%	12/21/23	01/02/29	3,091	3,023	3,037	8.6
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.58%	12/21/23	01/02/29	1,530	1,497	1,506	4.2
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.58%	12/21/23	01/02/29	196	192	197	0.6
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.22%	03/17/23	02/07/28	4,535	4,435	4,556	12.8
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.22%	03/17/23	02/07/28	572	559	575	1.6
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.22%	03/17/23	02/07/28	307	300	311	0.9
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.83%	06/14/24	05/31/29	5,376	5,270	5,270	14.9
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	10.83%	06/14/24	05/31/29	—	—	—	—
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.83%	06/14/24	05/31/29	—	—	—	—
									15,276	15,452	43.6
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Term Loan	1.00%	CORRA	6.50%	11.47%	01/22/20	12/19/24	18,686	14,431	13,653	38.5
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.50%	11.47%	01/22/20	12/19/24	—	—	3	—
									14,431	13,656	38.5

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.08%	04/26/24	04/16/30	4,114	$4,054	$4,055	11.4%
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	11.08%	04/26/24	04/16/30	—	—	—	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.08%	04/26/24	04/16/30	69	68	68	0.2
									4,122	4,123	11.6
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.04%	10/31/23	10/26/28	7,463	7,317	7,367	20.8
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.04%	10/31/23	10/26/28	—	—	7	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR	7.00%	12.60%	07/19/19	09/30/26	11,651	11,613	11,651	32.9
Quest Events, LLC	First Lien Secured Revolving Loan	2.00%	SOFR	7.00%	12.60%	07/19/19	09/30/26	247	246	248	0.7
									19,176	19,273	54.4
Drug Retail
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.29%	04/11/23	03/01/29	5,027	4,910	5,078	14.3
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.29%	04/11/23	03/01/29	—	—	11	—
									4,910	5,089	14.3
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.48%	06/28/21	04/30/26	13,261	13,162	13,261	37.4
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.48%	06/28/21	04/30/26	—	—	6	—
									13,162	13,267	37.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.94%	08/09/23	08/01/29	6,167	6,035	6,192	17.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.94%	08/09/23	08/01/29	898	877	902	2.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.94%	08/09/23	08/01/29	271	265	283	0.8
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.85%	03/01/22	12/29/26	11,135	11,037	11,135	31.4
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.85%	03/01/22	12/29/26	2,355	2,334	2,355	6.6
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.85%	03/01/22	12/29/26	—	—	10	—
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.69%	01/23/24	12/31/26	6,692	6,576	6,610	18.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.75%	12.14%	03/23/23	09/28/29	2,807	2,750	2,807	7.9
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CORRA	6.75%	11.85%	03/23/23	09/28/29	3,873	2,765	2,830	8.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.75%	12.02%	03/23/23	09/28/29	171	205	216	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	12.12%	03/23/23	09/28/29	582	570	582	1.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.75%	12.02%	03/23/23	09/28/29	1,850	2,288	2,338	6.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	CORRA	6.75%	11.85%	03/23/23	09/28/29	458	324	335	0.9
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	12.12%	03/23/23	09/28/29	—	—	21	0.1
									36,026	36,616	103.1

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.08%	06/14/24	05/10/29	5,031	$4,933	$4,934	13.9%
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.08%	06/14/24	05/10/29	—	—	—	—
									4,933	4,934	13.9
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.33%	10/25/23	10/18/28	5,009	4,901	4,980	14.0
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.33%	10/25/23	10/18/28	—	—	8	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.25%	SOFR	6.50%	11.93%	07/27/23	07/11/29	2,647	2,591	2,633	7.4
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.25%	SOFR	6.50%	11.93%	07/27/23	07/11/29	—	—	5	—
									7,492	7,626	21.4
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.97%	05/04/22	04/28/28	6,423	6,673	6,879	19.4
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.48%	05/04/22	04/28/28	978	966	978	2.8
									7,639	7,857	22.2
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	03/27/23	11/12/26	9,810	9,650	9,633	27.2
Cennox Holdings Limited (d/b/a Cennox)(8)(14)	First Lien Secured Term Loan	1.00%	SONIA	6.25%	11.61%	07/16/21	05/04/26	2,814	3,855	3,533	10.0
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.96%	06/28/22	05/04/26	9,385	9,837	10,052	28.3
Cennox Holdings Limited (d/b/a Cennox)(8)(11)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.17%	13.13%	07/16/21	05/04/26	351	538	442	1.2
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.39%	11.82%	05/10/23	04/10/29	7,242	7,076	7,288	20.6
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.11%	11.54%	05/10/23	04/10/29	826	807	822	2.3
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.39%	11.82%	05/10/23	04/10/28	—	—	15	—
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	10.73%	01/27/21	01/02/29	10,980	10,885	10,998	31.0
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	10.73%	01/27/21	01/02/29	2,961	2,934	2,966	8.4
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	10.73%	01/27/21	01/02/29	—	—	12	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.23%	08/10/21	09/02/26	5,995	5,943	5,995	16.9
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.23%	08/10/21	09/02/26	—	—	6	—
									51,525	51,762	145.9
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.07%	06/14/24	05/14/29	4,543	4,454	4,454	12.6
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.07%	06/14/24	05/14/29	—	—	—	—
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.44%	10/21/19	06/28/25	6,748	6,726	6,748	19.0
									11,180	11,202	31.6
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	8.28%	13.72%	10/07/22	09/29/28	6,556	6,463	6,231	17.6
Max Solutions, Inc.(6)(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.26%	13.71%	10/07/22	09/29/28	416	413	396	1.1
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	8.26%	13.71%	10/07/22	09/29/28	—	—	(6)	—
									6,876	6,621	18.7

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.18%	10/21/19	08/13/25	4,956	$4,926	$4,956	14.0%
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.19%	10/21/19	08/13/25	887	884	887	2.5
									5,810	5,843	16.5
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.61%	12/16/21	11/01/27	12,101	13,501	12,960	36.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.43%	12/16/21	11/01/27	967	956	967	2.7
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.39%	12/16/21	11/01/27	878	868	878	2.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.37%	12/16/21	11/01/27	1,156	1,143	1,160	3.3
									16,468	15,965	45.0
Real Estate Operating Companies
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.48% (11.98% Cash + 0.50% PIK)	12/28/21	10/19/26	5,574	5,523	5,407	15.3
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.97%	12.79% (12.29% Cash + 0.50% PIK)	02/18/22	10/19/26	1,398	1,385	1,359	3.8
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.48% (11.98% Cash + 0.50% PIK)	02/18/22	10/19/26	—	—	(23)	(0.1)
									6,908	6,743	19.0
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.94%	03/01/22	01/21/27	6,502	6,435	5,785	16.4
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.94%	03/01/22	01/21/27	725	718	645	1.8
									7,153	6,430	18.2
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	11.34%	01/10/24	11/21/29	3,635	3,554	3,584	10.1
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	11.34%	01/10/24	11/21/29	—	—	(3)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	13.50%	01/10/24	11/21/28	75	73	76	0.2
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.98%	07/15/21	06/23/27	8,387	8,335	8,387	23.7
									11,962	12,044	34.0
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.94%	08/10/21	07/30/27	14,239	14,092	14,183	40.1
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.94%	08/10/21	07/30/27	3,893	3,853	3,878	10.9
									17,945	18,061	51.0
Trading Companies & Distributors
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	06/22/21	02/24/26	8,282	8,223	8,279	23.4
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.98%	06/22/21	02/24/26	—	—	5	—
									8,223	8,284	23.4
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.82%	11/27/23	11/09/28	6,386	6,270	6,355	18.0
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.82%	11/27/23	11/09/28	—	—	11	—
									6,270	6,366	18.0
Total Investments									$324,993	$324,844	916.0%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(15)					5.20%				$2,078	$2,078	5.9%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(15)					5.10%				1,120	1,120	3.2
Total Money Market Funds									3,198	3,198	9.1
Total Investments and Money Market Funds									$328,191	$328,042	925.1%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	216	CAD	$157	USD	8/7/24	$—	$(1)
Morgan Stanley		€1,308	EUR	$1,402	USD	8/7/24	—	(2)
Morgan Stanley		£1,564	GBP	$3,857	USD	8/7/24	—	(26)
Total							$—	$(29)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 916.0% of STRS JV’s members’ equity or 94.2% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in British Pound.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

(14)	The issuer is domiciled in the United Kingdom.
(15)	The rate shown is the annualized seven-day yield as of June 30, 2024.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

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

As of June 30, 2024 and December 31, 2023, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of June 30, 2024 and December 31, 2023, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $25,266, and $21,063 under delayed draw term loan commitments and undrawn revolvers as of June 30, 2024 and December 31, 2023, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023:

Selected Balance Sheet Information ($ in thousands)	As of June 30, 2024	As of December 31, 2023
Assets
Investments, at fair value (amortized cost of $324,993 and $312,807, respectively)	$324,844	$312,217
Cash and cash equivalents	16,711	14,625
Interest receivable	3,204	2,540
Amounts receivable on unsettled investment transactions	194	2,687
Other assets	54	91
Total assets	$345,007	$332,160
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,345 and $1,850, respectively)	$175,441	$163,394
Note payable to members	128,459	128,459
Interest payable on credit facility	1,014	1,013
Interest payable on notes to members	3,797	3,799
Unrealized depreciation on foreign currency forward contracts	28	172
Other liabilities	806	657
Total liabilities	309,545	297,494
Members’ equity	35,462	34,666
Total liabilities and members’ equity	$345,007	$332,160

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information ($ in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and fee income	$10,107	$9,757	$20,197	$18,452
Total investment income	$10,107	$9,757	$20,197	$18,452
Interest expense on credit facility	3,688	3,671	7,444	6,667
Interest expense on notes to members	3,797	3,542	7,597	6,870
Administrative fee	165	165	327	320
Other expenses	139	151	355	350
Total expenses	$7,789	$7,529	$15,723	$14,207
Net investment income	2,318	2,228	4,474	4,245
Net realized gains (losses) on investments and foreign currency transactions	61	28	(51)	87
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	834	136	2,021	706
Net increase in members’ equity resulting from operations	$3,213	$2,392	$6,444	$5,038

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2024 and year ended December 31, 2023, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$522,943	$522,943
Second lien secured loans	—	—	5,002	5,002
Unsecured loans	—	—	1,261	1,261
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	23,080	23,080
Equity in STRS JV(1)	—	—	—	23,303
Total investments	$—	$—	$636,702	$660,005
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $14,329 as of June 30, 2024, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at ($7) as of June 30, 2024, are characterized in Level 2 of the fair value hierarchy.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended June 30, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$562,269	$4,948	$1,239	$84,416	$22,389	$675,261
Funding of investments	57,915	—	—	—	325	58,240
Non-cash interest income	1,808	—	26	—	—	1,834
Accretion of discount	782	2	1	—	—	785
Proceeds from paydowns and sales	(97,021)	—	—	—	—	(97,021)
Conversions	—	—	—	—	—	—
Realized gains (losses)	(212)	—	—	—	—	(212)
Net unrealized appreciation (depreciation)	(2,598)	52	(5)	—	366	(2,185)
Fair value, end of period	$522,943	$5,002	$1,261	$84,416	$23,080	$636,702
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2024	$(2,651)	$51	$(4)	$—	$369	$(2,235)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Six months ended June 30, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Funding of investments	116,000	—	—	—	442	116,442
Non-cash interest income	3,824	—	42	—	—	3,866
Accretion of discount	1,882	17	2	—	—	1,901
Proceeds from paydowns and sales	(149,310)	(2,040)	—	—	—	(151,350)
Conversions	(8,852)	(11,769)	1,053	—	19,568	—
Realized gains (losses)	(543)	(5,817)	—	—	—	(6,360)
Net unrealized appreciation (depreciation)	4,064	8,365	(3)	—	(13,609)	(1,183)
Fair value, end of period	$522,943	$5,002	$1,261	$84,416	$23,080	$636,702
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2024	$(5,534)	$96	$(3)	$—	$(13,609)	$(19,050)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended June 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$608,477	$19,773	$167	$80,000	$20,493	$728,910
Funding of investments	27,136	—	—	1,472	782	29,390
Non-cash interest income	1,687	—	—	—	—	1,687
Accretion of discount	947	22	—	—	—	969
Proceeds from paydowns and sales	(40,384)	—	—	—	(6,605)	(46,989)
Conversions	(3,892)	—	—	—	3,892	—
Realized gains (losses)	(5)	—	—	—	(339)	(344)
Net unrealized appreciation (depreciation)	(1,066)	(2,663)	—	—	(2,471)	(6,200)
Fair value, end of period	$592,900	$17,132	$167	$81,472	$15,752	$707,423
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2023	$(1,986)	$(2,663)	$—	$—	$(3,281)	$(7,930)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Six months ended June 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	64,474	—	—	1,472	783	66,729
Non-cash interest income	3,668	—	—	—	—	3,668
Accretion of discount	2,027	43	—	—	—	2,070
Proceeds from paydowns and sales	(88,196)	—	—	—	(6,605)	(94,801)
Conversions	(4,537)	—	—	—	4,537	—
Realized gains (losses)	(100)	—	—	—	(339)	(439)
Net unrealized (depreciation) appreciation	(2,703)	(3,545)	—	—	(3,624)	(9,872)
Fair value, end of period	$592,900	$17,132	$167	$81,472	$15,752	$707,423
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2023	$(3,638)	$(3,545)	$—	$—	$(4,188)	$(11,371)

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

June 30, 2024

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	June 30, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$465,887	Discounted cash flow analysis	Discount Rate	9.4% - 24.1% (14.4%)
	24,335	Recent transaction	Transaction Price	97.0 - 100.0 (98.1)
	17,626	Enterprise value analysis	EBITDA Multiple	4.1 - 7.6 (7.1)
	1,024	Enterprise value analysis	Revenue Multiple	0.9 - 0.9 (0.9)
	13,154	Expected repayment	Transaction Price	100.0 - 101.6 (100.6)
	917	Option pricing Model	Volatility	14.0 - 18.6 (16.6)
Second lien secured loans	5,002	Discounted cash flow analysis	Discount rate	13.1% - 13.1% (13.1%)
Unsecured loans	1,261	Discounted cash flow analysis	Discount rate	10.3% - 15.4% (14.8%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	2,547	Discounted cash flow analysis	Discount rate	15.9% - 20.5% (16.8%)
	8,050	Enterprise value analysis	EBITDA multiple	5.5 - 13.3 (9.2)
	9,409	Enterprise value analysis	Revenue Multiple	0.9 - 1.8 (1.8)
	865	Recent transaction	Transaction price	5.0 - 5.0 (1.8)
Preferred equity	648	Discounted cash flow analysis	Discount rate	22.4% - 22.4% (22.4%)
	405	Enterprise value analysis	EBITDA multiple	6.0 - 10.5 (8.5)
	1,088	Enterprise value analysis	Revenue Multiple	0.9 - 0.9 (0.9)
Warrant	68	Discounted cash flow analysis	Discount rate	20.5% - 20.5% (20.5%)
Total Level 3 Investments	$636,702
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2023	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$510,739	Discounted cash flow analysis	Discount rate	11.0% - 30.3% (13.9%)
	34,016	Recent transaction	Transaction price	89.0 - 98.8 (96.2)
	10,477	Enterprise value analysis	EBITDA multiple	8.6 - 8.6 (8.6)
	646	Option pricing Model	Volatility	17.2 - 17.2 (17.2)
Second lien secured loans	14,645	Discounted cash flow analysis	Discount rate	12.6% - 24.0% (20.2%)
	1,601	Enterprise value analysis	EBITDA multiple	6.3 - 6.3 (6.3)
Unsecured loans	167	Enterprise value analysis	EBITDA multiple	7.1 - 7.1 (7.1)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	3,175	Discounted cash flow analysis	Discount rate	14.7% - 30.3% (16.6%)
	6,927	Enterprise value analysis	EBITDA multiple	5.5 - 13.2 (8.8)
	709	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	832	Discounted cash flow analysis	Discount rate	29.9% - 30.3% (29.9%)
	1,511	Enterprise value analysis	EBITDA multiple	6.0 - 10.5 (6.7)
Warrant	3,525	Discounted cash flow analysis	Discount rate	26.2% - 30.2% (26.3%)
Total Level 3 Investments	$673,386
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

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

The following table presents the principal amount and fair value of the Company’s borrowings as of June 30, 2024 and December 31, 2023. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of June 30, 2024, and December 31, 2023 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of June 30, 2024 and December 31, 2023, the fair value of the 7.875% notes due 2028 (the “7.875% 2028 Notes”) were estimated using a combination of discounted future cash flows to the valuation date and the carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion.

		As of June 30, 2024		As of December 31, 2023
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$168,116	$166,949	$196,512	$194,926
5.375% 2025 Notes	3	40,000	38,557	40,000	38,369
5.375% 2026 Notes	3	10,000	9,356	10,000	9,365
4.000% 2026 Notes	3	75,000	67,866	75,000	67,511
5.625% 2027 Notes	3	10,000	9,199	10,000	9,261
4.250% 2028 Notes	3	25,000	21,257	25,000	21,379
7.875% 2028 Notes	3	34,500	34,021	34,500	34,365
		$362,616	$347,205	$391,012	$375,176

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA amended the 1940 Act to reduce the asset coverage requirements applicable to

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage for borrowed amounts were 186.2% and 181.0%, respectively.

Total borrowings outstanding and available as of June 30, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$168,116	$166,949	$166,884
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,826	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,929	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,162	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,914	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,770	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,346	—
Total debt			$362,616	$358,896	$166,884
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$196,512	$194,926	$138,488
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,761	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,914	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,992	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,901	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,745	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,209	—
Total debt			$391,012	$386,448	$138,488
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a revolving credit and security agreement with JPMorgan, as administrative agent and lender (the “Credit Facility”).

On April 28, 2021, the terms of the Credit Facility were amended and restated to enable WhiteHorse Credit to borrow in British Pounds or Euros.

On July 15, 2021, the terms of the Credit Facility were amended to allow WhiteHorse Credit to reduce the applicable margins for interest rates to 2.35%, extend the non-call period from November 22, 2021 to November 22, 2022, extend the end of the reinvestment period from November 22, 2023 to November 22, 2024 and extend the scheduled termination date from November 22, 2024 to November 22, 2025.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

On October 4, 2021, the terms of the Credit Facility were amended to establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335,000 for a three-month period beginning on October 4, 2021.

On January 4, 2022, the terms of the Credit Facility were amended to continue to establish a temporary upsize to the borrowing capacity under the Credit Facility, which allowed WhiteHorse Credit to borrow up to $335,000 for a four-month period that originally began on October 4, 2021.

On February 4, 2022, the terms of the Credit Facility were further amended to (i) increase WhiteHorse Credit’s availability under the Credit Facility from $285,000 to $310,000 (the “$25,000 Increase”), (ii) increase the minimum funding amount from $200,000 to $217,000, (iii) extend an additional temporary increase of $25,000 in availability under the Credit Facility, allowing WhiteHorse Credit to borrow up to $335,000 through April 4, 2022 (the “$25,000 Temporary Increase”), and (iv) apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the $25,000 Increase in the Credit Facility and the $25,000 Temporary Increase in availability under the Credit Facility.

On March 30, 2022, the terms of the Credit Facility were further amended to (i) increase WhiteHorse Credit’s availability under the Credit Facility from $310,000 to $335,000; (ii) retain an accordion feature which allows for the expansion of the borrowing limit up to $375,000; and (iii) increase the minimum funding amount from $217,000 to $234,500.

On April 12, 2023, the terms of the Credit Facility were further amended to (i) apply an annual interest rate equal to the applicable base rate plus 2.50% to any USD denominated borrowings, and (ii) convert to SOFR for USD denominated borrowings effective June 6, 2023.

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $529,071 as of June 30, 2024. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of June 30, 2024, the Company had $168,116 in outstanding borrowings and $166,884 undrawn under the Credit Facility. Weighted average outstanding borrowings were $191,466 and $197,486 at a weighted average interest rate of 7.82% and 7.83% for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the interest rate in effect on outstanding borrowings was 7.81%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of June 30, 2024, $166,884 was available to be drawn by the Company based on these requirements.

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

June 30, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

Prior to January 1, 2024, the base management fee is calculated at an annual rate of 2.00% based on the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds) that exceed the product of (i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

The following table details our management fee expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
Management Fee ($ in thousands)	2024	2023	2024	2023
Base management fee	$3,065	$3,705	$6,182	$7,416
Total management fees	$3,065	$3,705	$6,182	$7,416

As of June 30, 2024 and December 31, 2023, management fees payable on the consolidated statements of assets and liabilities were $3,065 and $3,595, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

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

June 30, 2024

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

The following table provides a breakdown of the performance-based incentive fees for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
Performance-based Incentive Fee ($ in thousands)	2024	2023	2024	2023
Income incentive fee	$2,323	$2,648	$5,026	$5,324
Capital gains incentive fee	—	—	—	—
Total performance-based incentive fees	$2,323	$2,648	$5,026	$5,324

As of June 30, 2024 and December 31, 2023, incentive fees payable on the consolidated statements of assets and liabilities were $14,630 and $10,470, respectively. As of June 30, 2024 and December 31, 2023, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

During the three and six months ended June 30, 2024, the Company incurred $170 and $341 of allocated administrative service fees, respectively. During the three and six months ended June 30, 2023, the Company incurred $170 and $341 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of June 30, 2024 and December 31, 2023, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of June 30, 2024 and December 31, 2023, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $5,645,610 and $4,977,275, respectively.

STRS JV: For the three and six months ended June 30, 2024, the Company sold $21,988 and $30,466 of investments to STRS JV and recognized $2 and $2 of net realized losses, respectively. For the three and six months ended June 30, 2023, the Company sold $12,555 and $38,473 of investments to STRS JV and recognized $2 and $98 of net realized losses, respectively.

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

The balance of unfunded commitments to extend credit was $24,689 and $21,440 as of June 30, 2024 and December 31, 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of June 30, 2024 and December 31, 2023:

Unfunded Commitments ($ in thousands)	As of June 30, 2024	As of December 31, 2023
Revolving Loan Commitments:
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	$—	$447
Branford Filtration, LLC (d/b/a Clean Solutions Group)	387	387
Bridgepoint Healthcare, LLC	1,350	1,588
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	184	—
Claridge Products and Equipment, LLC	70	351
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	485	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Leviathan Intermediate Holdco, LLC	570	570
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	305	572
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	—	709
MSI Information Services, Inc.	225	225
M&M OpCo. LLC (d/b/a Escalent, Inc.)	238	238
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	—	30
PANOS Brands, LLC	412	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	—
PLTFRM Companies, LLC	176	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	610
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Telestream Holdings Corporation	222	87
The Kyjen Company, LLC (d/b/a Outward Hound)	798	798
TOT Group, Inc. (d/b/a Net Element Inc.)	553	—
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	—
Total unfunded revolving loan commitments	14,376	12,113

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	—
Avision Holdings, LLC (d/b/a Avision Sales Group)	2,311	—
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	—	140
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	—	895
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	245	648
Monarch Collective Holdings, LLC	3,124	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	2,104	1,407
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	—	6,237
TOT Group, Inc. (d/b/a Net Element Inc.)	1,107	—
Total unfunded delayed draw loan commitments	10,313	9,327
Total Unfunded Commitments	$24,689	$21,440

As of June 30, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

June 30, 2024

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

No shares were issued pursuant to the ATM program during the three and six months ended June 30, 2024 and 2023, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2024	2023
Per share data:(1)
Net asset value, beginning of period	$13.63	$14.30
Net investment income	0.86	0.92
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.27)	(0.43)
Net increase in net assets resulting from operations	0.59	0.49
Distributions declared from net investment income	(0.77)	(0.79)
Net asset value, end of period	$13.45	$14.00
Total annualized return based on market value(2)	(0.49)%	(3.40)%
Total annualized return based on net asset value	8.72%	6.89%
Net assets, end of period	$312,682	$325,296
Per share market value at end of period	$12.27	$12.83
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	15.04%	15.22%
Ratio of incentive fees to average net assets	3.17%	3.22%
Ratio of total expenses to average net assets(4)	18.21%	18.44%
Ratio of net investment income to average net assets(4)	12.69%	12.89%
Portfolio turnover ratio	17.01%	8.75%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase in net assets resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share and per share amounts)	2024	2023	2024	2023
Net increase in net assets resulting from operations	$7,839	$3,881	$13,808	$11,387
Weighted average shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088
Basic and diluted per share net increase in net assets resulting from operations	$0.34	$0.17	$0.59	$0.49

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2024

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	the impact of sustained high interest rates;
●	changes in political, economic or industry conditions, and conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing war between Russia and Ukraine and the conflict between Israel and Hamas;
●	elevated levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

We were formed on December 28, 2011 and commenced operations on January 1, 2012. We were originally capitalized with approximately $176.3 million of contributed assets from two private funds that are advised by an affiliate of H.I.G. Capital, L.L.C., or H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 4, 2012, we converted from a Delaware LLC into a Delaware corporation and elected to be treated as a business development company under the 1940 Act.

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

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will phase out the use of the London Interbank Offer Rate, or LIBOR, by 2021. One-week and two-month U.S. dollar LIBOR and non-U.S. LIBOR ceased at the end of 2021, and the remaining U.S. dollar LIBOR tenors ceased after

June 30, 2023. In light of feedback received, the FCA proposed that the one-, three- and six-month U.S. dollar LIBOR tenors continue to be published on a synthetic basis through September 2024. Other jurisdictions have also proposed their own alternatives to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yen.

To identify a successor rate for U.S. dollar LIBOR, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.  LIBOR is no longer utilized as the floating benchmark rate on our debt investments to portfolio companies or Credit Facility.

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

Recent Developments

None.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023

Set forth below are the consolidated results of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Total investment income	$23,482	$25,595	$(2,113)	$48,957	$51,759	$(2,802)
Total expenses	14,190	15,003	(813)	28,850	30,463	(1,613)
Net investment income	9,292	10,592	(1,300)	20,107	21,296	(1,189)
Net realized gains/(losses) on investments and foreign currency transactions	(93)	(289)	196	(5,727)	396	(6,123)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(1,360)	(6,422)	5,062	(572)	(10,305)	9,733
Net increase in net assets resulting from operations	$7,839	$3,881	$3,958	$13,808	$11,387	$2,421

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

Consolidated operating results for the three and six months ended June 30, 2024 and 2023 are as follows:

Net Investment Income

Net investment income for the three and six months ended June 30, 2024 totaled $9.3 million and $20.1 million, respectively. Net investment income for the three and six months ended June 30, 2023 totaled $10.6 million and $21.3 million, respectively. Net investment income decreased by $1.3 million and $1.2 million for the three and six months ended June 30, 2024 from the three and six months ended June 30, 2023, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Investment income (excluding STRS JV):
Interest and payment-in-kind income	$19,108	$20,991	$(1,883)	$39,125	$42,207	$(3,082)
Fee and dividend income	462	937	(475)	1,128	2,069	(941)
Investment income of STRS JV:
Interest and dividend income	$3,912	$3,667	$245	$8,704	$7,483	$1,221
Total investment income	$23,482	$25,595	$(2,113)	$48,957	$51,759	$(2,802)

Interest and payment-in-kind income decreased $1.9 million and $3.1 million for the three and six months ended June 30, 2024 from the three and six months ended June 30, 2023, primarily attributable to lower portfolio size. For the three and six months ended June 30, 2024, the weighted average size of the debt portfolio, excluding STRS JV, was $583.9 million and $597.0 million, respectively. For the three and six months ended June 30, 2023, the weighted average size of the debt portfolio, excluding STRS JV, was $653.0 million and $658.2 million, respectively.

Fee and dividend income decreased by $0.5 million and $1.0 million for the three and six months ended June 30, 2024 from the three and six months ended June 30, 2023 due to lower non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $0.2 million and $1.2 million for the three and six months ended June 30, 2024 from the three and six months ended June 30, 2023, primarily attributable to an increase in base rates.

Operating Expenses

The following table summarizes our expenses for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Interest expense	$7,144	$7,334	$(190)	$14,474	$14,859	$(385)
Base management fees	3,065	3,705	(640)	6,182	7,416	(1,234)
Performance-based incentive fees	2,323	2,648	(325)	5,026	5,324	(298)
Administrative service fees	170	170	—	341	341	—
General and administrative expenses	1,221	896	325	2,268	2,023	245
Total expenses, before excise tax	13,923	14,753	(830)	28,291	29,963	(1,672)
Excise tax	267	250	17	559	500	59
Total expenses, including excise tax	$14,190	$15,003	$(813)	$28,850	$30,463	$(1,613)

Interest expense decreased $0.2 million and $0.4 million for the three and six months ended June 30, 2024 from the three and six months ended June 30, 2023, primarily due to a decrease in total debt outstanding, partially offset by higher weighted average interest rates. For the three and six months ended June 30, 2024, the weighted average outstanding borrowings were $386.0 million and $392.0 million at a weighted average interest rate of 6.48% and 6.51%, respectively. For the three and six months ended June 30, 2023, the weighted average outstanding borrowings were $426.7 million and $441.2 million at a weighted average interest rate of 6.31% and 6.24%, respectively.

Base management fees decreased by $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively, from the three and six months ended June 30, 2023 due to the base management fee rate reduction to 1.75%, from 2.00% effective January 1, 2024.

Performance-based incentive fees were $2.3 million and $5.0 million for the three and six months ended June 30, 2024, respectively, and $2.7 million and $5.3 million the three and six months ended June 30, 2023, respectively, which were comprised of pre-incentive fee net investment income. There was no capital gains incentive fee incurred for both the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023.

General and administrative expenses increased by $0.3 million and $0.2 million for the three and six months ended June 30, 2024, respectively, from the three months ended June 30, 2023, primarily due to higher legal fees.

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

Excise tax was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. Excise tax was $0.3 million and $0.5 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024 and December 31, 2023, we accrued a net federal excise tax expense of $0.5 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
AG Kings Holdings Inc.(1)	$0.1	$—	$0.6	$0.4
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	—	—	(3.1)	—
Arcole Acquisition Corp (PI Financial)	—	(0.3)	—	(0.3)
ATSG, Inc.	—	—	—	(0.1)
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	—	—	(2.9)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	(0.2)		(0.2)	—
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	—	—	(0.2)	—
Other(2)	—	—	0.1	—
Total net realized gains/(losses) on investments	$(0.1)	$(0.3)	$(5.7)	$—
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2024	2023	2024	2023
Gross unrealized appreciation on investments	$3.9	$5.1	$6.8	$6.5
Gross unrealized depreciation on investments	(5.4)	(12.2)	(11.0)	(16.4)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	—	1.1	3.1	0.4
Total unrealized appreciation (depreciation) on investments	$(1.5)	$(6.0)	$(1.1)	$(9.5)
(1)	The six months ended June 30, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2024 and December 31, 2023, we had commitments to fund approximately $24.7 million and $21.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $43.1 million during the six months ended June 30, 2024, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $45.8 million during the six months ended June 30, 2024, primarily for repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of June 30, 2024, we had cash and cash equivalent resources of $21.8 million, including $8.9 million of restricted cash. As of June 30, 2024, we had approximately $166.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2023, we had cash and cash equivalent resources of $24.5 million, including $13.7 million of restricted cash. As of December 31, 2023, we had approximately $138.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of June 30, 2024, STRS JV had total assets of $345.0 million. As of December 31, 2023, STRS JV had total assets of $332.2 million.

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

As of June 30, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of June 30, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of June 30, 2024 and December 31, 2023:

($ in thousands)	As of June 30, 2024	As of December 31, 2023
Total investments(1)	$324,844	$312,217
Weighted average effective yield on total portfolio(2)	12.3%	12.4%
Number of portfolio companies in STRS JV	38	34
Largest portfolio company investment(1)	18,758	18,853
Total of five largest portfolio company investments(1)	80,787	83,564
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of June 30, 2024		As of December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$324,993	$324,844	$312,807	$312,217
Total	$324,993	$324,844	$312,807	$312,217

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2024		As of December 31, 2023
Advertising	$12,099	3.7%	$12,040	3.9%
Air Freight & Logistics	3,323	1.0	3,504	1.1
Broadline Retail	18,759	5.8	18,759	6.0
Building Products	13,449	4.1	13,313	4.3
Construction & Engineering	15,452	4.8	9,550	3.1
Data Processing & Outsourced Services	13,656	4.2	14,659	4.7
Distributors	4,123	1.3	—	—
Diversified Support Services	19,273	5.9	19,136	6.1
Drug Retail	5,089	1.6	5,022	1.6
Electronic Equipment & Instruments	13,267	4.1	13,269	4.2
Environmental & Facilities Services	36,616	11.3	27,278	8.7
Food Distributors	4,934	1.5	—	—
Health Care Supplies	7,626	2.3	7,530	2.4
Household Appliances	7,857	2.4	8,168	2.6
Industrial Machinery & Supplies & Components	—	—	6,561	2.1
Investment Banking & Brokerage	—	—	4,977	1.6
IT Consulting & Other Services	51,762	15.9	51,295	16.4
Packaged Foods & Meats	11,202	3.4	6,904	2.2
Paper & Plastic Packaging Products & Materials	6,621	2.0	6,471	2.1
Personal Care Products	5,843	1.8	5,957	2.0
Pharmaceuticals	15,965	4.9	16,416	5.3
Real Estate Operating Companies	6,743	2.1	11,903	3.8
Real Estate Services	6,430	2.0	7,353	2.4
Research & Consulting Services	12,044	3.7	8,562	2.7
Technology Hardware, Storage & Peripherals	18,061	5.6	18,853	6.0
Trading Companies & Distributors	8,284	2.6	8,442	2.7
Wireless Telecommunication Services	6,366	2.0	6,295	2.0
Total	$324,844	100.0%	$312,217	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2024 and December 31, 2023 and selected statement of operations information for the three and six months ended June 30, 2024 and 2023.

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

On March 15, 2021, we previously entered into an equity distribution agreement, or the 2021 Equity Distribution Agreement, with WhiteHorse Advisers, WhiteHorse Administration and Raymond James & Associates, Inc., as the sales agent, or Raymond James, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million (the “2021 ATM Offering”). We used all or substantially all of the net proceeds from the 2021 ATM Offering to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes. The 2021 Equity Distribution Agreement with Raymond James is no longer effective. Gross proceeds of $4.4 million were raised from the 2021 ATM Offering with Raymond James.

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

On April 12, 2023, the terms of the Credit Facility were amended to (i) apply an annual interest rate equal to the applicable base rate plus 2.50% to any USD denominated borrowings, and (ii) convert to SOFR for USD denominated borrowings effective June 6, 2023.

As of June 30, 2024, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of June 30, 2024, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

Advances under the Credit Facility are based on SOFR for USD denominated borrowings plus an annual spread of 2.50%. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings and SONIA for GBP denominated borrowings, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

The Credit Facility and the related documents require WhiteHorse Finance and WhiteHorse Credit to agree to make certain customary representations and to comply with customary affirmative and negative covenants. The Credit Facility also includes customary events of default for credit facilities of this nature, including breaches of representations, warranties or covenants by WhiteHorse Finance or WhiteHorse Credit, the occurrence of a change in control, or failure to maintain certain required ratios.

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

As of June 30, 2024, there were $168.1 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $166.9 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $529.1 million as of June 30, 2024.

As of December 31, 2023, there were $196.5 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $138.5 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $572.1 million as of December 31, 2023.

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

7.875% 2028 Notes

On August 24, 2023, the Company completed a public offering of 7.875% 2028 Notes in aggregate principal amount of $30 million, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Additionally the offering included an overallotment feature for up to an additional $4.5 million of aggregate principal amount under the same terms as the initial offering. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4.5 million, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34.5 million. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL”.

6.000% 2023 Notes

On July 13, 2018, we entered into the 2023 Note Purchase Agreement to sell in a private offering $30 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 6.000% 2023 Notes was payable semiannually on February 7 and August 7, at a fixed, annual rate of 6.000%. This interest rate was subject to increase (up to 6.50%) in the event that, subject to certain exceptions, the 6.000% 2023 Notes cease to have an investment grade rating. The 6.000% 2023 Notes were issued on August 7, 2018 and were general unsecured obligations that ranked pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. On August 7, 2023, the 6.000% 2023 Notes matured and were fully repaid by the Company.

Portfolio Investments and Yield

As of June 30, 2024, our investment portfolio consisted primarily of senior secured loans across 125 positions in 72 companies with an aggregate fair value of $660.0 million. As of June 30, 2024, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with six fixed-rate loan investments representing 1.2% based on fair value. As of June 30, 2024, our portfolio had an average investment size of $4.5 million based on fair value and average debt investment size of $5.8 million, with investment sizes ranging from zero to $21.0 million and a weighted average effective yield of 11.7% (and a weighted average effective yield on income-producing debt investments of 13.8%).

As of December 31, 2023, our investment portfolio consisted primarily of senior secured loans across 116 positions in 72 companies with an aggregate fair value of $696.2 million. As of December 31, 2023, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers, and nearly all of those loans were variable-rate investments, primarily indexed to SOFR, with fixed-rate loan investments representing 0.9% based on fair value. As of December 31, 2023, our portfolio had an average investment size of $5.2 million based on fair value and average debt investment size of $6.7 million, with investment sizes ranging from zero to $21.7 million and a weighted average effective yield of 12.4% (and a weighted average effective yield on income-producing debt investments of 13.7%).

For the six months ended June 30, 2024, we invested $116.4 million in new and existing portfolio companies, offset by repayments and sales of $152.0 million. Proceeds from sales totaled $57.2 million while repayments included $3.6 million of scheduled repayments and $91.2 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of June 30, 2024		As of December 31, 2023
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$84.8	12.8%	$127.4	18.3%
2	406.0	61.6	413.7	59.4
3	126.2	19.1	133.7	19.2
4	34.8	5.3	6.3	0.9
5	8.2	1.2	15.1	2.2
Total Portfolio	$660.0	100.0%	$696.2	100.0%

Distributions

In order to maintain our status as a RIC and to avoid the imposition of corporate-level tax on income, we must distribute to our stockholders each taxable year an amount generally at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses out of the assets legally available for distribution. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute in respect of each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we incurred no U.S. federal income tax.

The timing and amount of our quarterly distributions, if any, are determined by our board of directors. While we intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution, we may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of our distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including the possible loss of our tax status as a RIC. We cannot assure stockholders that they will receive any distributions.

During the three and six months ended June 30, 2024, we declared to stockholders distributions of $0.385 and $0.770, respectively, per share for total distributions of $8.9 million and $17.9 million, respectively. During the three and six months ended June 30, 2023, we declared to stockholders distributions of $0.37 and $0.795, respectively, for total distributions of $8.6 million and $18.5 million, respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2024, we estimate that distributions to stockholders included $17.9 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2023 and current earnings for the six months ended June 30, 2024. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

In addition, on December 3, 2020, the SEC announced that it adopted Rule 2a-5 under the 1940 Act, which updated the regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The rule permits a fund board to designate the fund’s investment adviser to perform fair value determinations, subject to board oversight and certain other conditions. Effective September 8, 2022, the Board designated the Investment Adviser as the Company’s valuation designee to perform the fair value determinations relating to all of our investments, subject to the oversight of the Board.

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

The Investment Adviser, as the valuation designee, is responsible for determining the fair value of the portfolio investments that are not publicly traded, whose market prices are not readily available on a quarterly basis in good faith or any other situation where portfolio investments require a fair value determination. The Investment Adviser has retained one or more independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. Independent valuation firms retained by the Investment Adviser provide a valuation review on approximately 25% of our investments for which market quotations are not readily available each quarter to ensure that the fair value of each investment for which a market quote is not readily available is reviewed by an independent valuation firm at least once during each 12-month period. However, the Investment Adviser does not intend to have de minimis investments of less than 1.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(17,863)	$(5,043)	$(12,820)
(200)	(11,964)	(3,362)	(8,602)
(100)	(5,982)	(1,681)	(4,301)
100	5,982	1,681	4,301
200	11,964	3,362	8,602
300	17,946	5,043	12,903
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of June 30, 2024, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2024	2023	2024	2023
Realized gain (loss) on forward currency contracts	$28	$4	$—	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	(16)	(12)	36	(6)
Total net realized and unrealized gains (losses) on forward currency contracts	$12	$(8)	$36	$(9)

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

Item 1A. Risk Factors

You should carefully consider the “Risk Factors” discussed in our most recent Annual Report on Form 10-K which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WhiteHorse Finance, Inc.

Dated: August 8, 2024	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2024	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)