Form 10-Q
period 2024-09-30
WhiteHorse Finance, Inc.
filed 2024-11-07
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$516,278	$577,798
Non-controlled affiliate company investments	27,204	5,422
Controlled affiliate company investments	110,856	112,948
Total investments, at fair value (amortized cost $707,131, $740,021, respectively)	654,338	696,168
Cash and cash equivalents	11,164	10,749
Restricted cash and cash equivalents	8,634	12,527
Restricted foreign currency (cost of $876 and $1,231, respectively)	873	1,211
Interest and dividend receivable	6,994	8,149
Amounts receivable on unsettled investment transactions	615	343
Escrow receivable	—	393
Prepaid expenses and other receivables	966	1,211
Total assets	$683,584	$730,751

Liabilities
Debt (net of unamortized debt issuance costs of $3,298 and $4,564, respectively)	$352,796	$386,448
Distributions payable	8,949	8,949
Management fees payable	3,014	3,595
Incentive fees payable	15,854	10,470
Interest payable	3,652	2,069
Accounts payable and accrued expenses	2,014	2,089
Advances received from unfunded credit facilities	414	316
Unrealized depreciation on foreign currency forward contracts	16	43
Total liabilities	386,709	413,979

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	338,275	338,275
Accumulated earnings (losses)	(41,423)	(21,526)
Total net assets	296,875	316,772
Total liabilities and total net assets	$683,584	$730,751
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$12.77	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income
From non-controlled/non-affiliate company investments
Interest income	$16,352	$19,992	$51,577	$58,920
Payment-in-kind income	1,884	827	5,166	3,132
Fee income	263	411	1,337	2,364
Dividend income	13	401	67	433
From non-controlled affiliate company investments
Interest income	11	—	45	—
Payment-in-kind income	186	122	520	188
Dividend income	—	—	—	84
From controlled affiliate company investments
Interest income	2,488	2,452	7,480	6,990
Payment-in-kind income	131	198	381	1,106
Dividend income	1,523	1,465	5,235	4,410
Total investment income	22,851	25,868	71,808	77,627
Expenses
Interest expense	6,928	7,559	21,402	22,418
Base management fees	3,014	3,673	9,196	11,089
Performance-based incentive fees	2,289	2,703	7,315	8,027
Administrative service fees	171	171	512	512
General and administrative expenses	1,001	774	3,269	2,797
Total expenses	13,403	14,880	41,694	44,843
Net investment income before excise tax	9,448	10,988	30,114	32,784
Excise tax	294	175	853	675
Net investment income after excise tax	9,154	10,813	29,261	32,109

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	1	(308)	(5,727)	28
Non-controlled affiliate company investments	—	—	—	(339)
Foreign currency transactions	29	528	30	930
Foreign currency forward contracts	9	(9)	9	(12)
Net realized gains (losses)	39	211	(5,688)	607
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(9,172)	(3,793)	(832)	(8,220)
Non-controlled affiliate company investments	(244)	(708)	(10,196)	(5,230)
Controlled affiliate company investments	(6,443)	(918)	(5,887)	(1,439)
Translation of assets and liabilities in foreign currencies	(183)	(37)	265	(866)
Foreign currency forward contracts	(9)	31	27	25
Net change in unrealized appreciation (depreciation)	(16,051)	(5,425)	(16,623)	(15,730)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(16,012)	(5,214)	(22,311)	(15,123)
Net increase (decrease) in net assets resulting from operations	$(6,858)	$5,599	$6,950	$16,986

Per Common Share Data
Basic and diluted earnings (losses) per common share	$(0.30)	$0.24	$0.30	$0.73
Dividends and distributions declared per common share	$0.39	$0.37	$1.16	$1.17
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,815	10,815
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(5,634)	(5,634)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	788	788
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2024	23,243,088	$23	$338,275	$(24,506)	$313,792
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	9,292	9,292
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(93)	(93)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(1,360)	(1,360)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of June 30, 2024	23,243,088	$23	$338,275	$(25,616)	$312,682
Net decrease in net assets resulting from operations:
Net investment income after excise tax	—	—	—	9,154	9,154
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	39	39
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(16,051)	(16,051)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of September 30, 2024	23,243,088	$23	$338,275	$(41,423)	$296,875

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Loss)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,704	10,704
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	685	685
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(3,883)	(3,883)
Distributions declared	—	—	—	(9,878)	(9,878)
Balance as of March 31, 2023	23,243,088	$23	$339,240	$(9,248)	$330,015
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,592	10,592
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(289)	(289)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(6,422)	(6,422)
Distributions declared	—	—	—	(8,600)	(8,600)
Balance as of June 30, 2023	23,243,088	$23	$339,240	$(13,967)	$325,296
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,813	10,813
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	211	211
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(5,425)	(5,425)
Distributions declared	—	—	—	(8,600)	(8,600)
Balance as of September 30, 2023	23,243,088	$23	$339,240	$(16,968)	$322,295

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,950	$16,986
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(6,067)	(4,542)
Net realized (gains) losses on investments	5,727	311
Net unrealized (appreciation) depreciation on investments	16,915	14,814
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(265)	866
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(27)	(25)
Accretion of discount	(3,150)	(3,283)
Amortization of deferred financing costs	1,266	1,177
Acquisition of investments	(169,341)	(86,400)
Proceeds from principal payments and sales of portfolio investments	152,619	90,741
Proceeds from sales of portfolio investments to STRS JV	45,520	41,797
Net changes in operating assets and liabilities:
Interest and dividend receivable	1,155	406
Escrow receivable	—	75
Prepaid expenses and other receivables	245	300
Amounts receivable on unsettled investment transactions	(272)	(754)
Management fees payable	(581)	(187)
Incentive fees payable	5,384	2,200
Accounts payable and accrued expenses	(75)	(546)
Interest payable	1,583	1,102
Advances received from unfunded credit facilities	98	(470)
Net cash provided by / (used in) operating activities	57,684	74,568

Cash flows from financing activities
Proceeds from notes issued	—	34,500
Borrowings	98,852	92,173
Repayments of debt	(133,522)	(169,499)
Deferred financing costs	—	(1,445)
Distributions paid to common stockholders, net of distributions reinvested	(26,847)	(26,729)
Net cash provided by / (used in) financing activities	(61,517)	(71,000)
Effect of exchange rate changes on cash	17	(53)
Net change in cash, cash equivalents and restricted cash	(3,816)	3,515
Cash, cash equivalents and restricted cash at beginning of period	24,487	26,264
Cash, cash equivalents and restricted cash at end of period	$20,671	$29,779

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$18,554	$20,139
Non-cash exchanges of investments	—	5,520

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of September 30,
	2024	2023
Cash and cash equivalents	$11,164	$10,627
Restricted cash and cash equivalents	8,634	18,108
Restricted foreign currency	873	1,044
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$20,671	$29,779

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.75%	05/31/24	12/15/26	660	$649	$653	0.2%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.75%	05/31/24	12/15/26	555	545	561	0.2
PLTFRM Companies, LLC	First Lien Secured Term Loan	3.00%	SOFR	9.00%	13.85% (12.85% Cash + 1.00% PIK)	01/29/24	01/29/29	7,949	7,743	7,792	2.7
PLTFRM Companies, LLC⁽⁷⁾	First Lien Secured Revolving Loan	3.00%	SOFR	9.00%	13.60% (12.60% Cash + 1.00% PIK)	01/29/24	01/29/29	715	697	702	0.2
									9,634	9,708	3.3
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.45%	12/16/22	12/18/28	9,017	8,822	9,052	3.0
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.45%	12/16/22	12/18/28	291	285	299	0.1
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.45% (11.45% Cash + 2.00% PIK)	07/12/21	07/12/26	10,287	10,216	8,543	3.0
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	13.45% (11.45% Cash + 2.00% PIK)	07/12/21	07/12/26	709	704	512	0.2
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.25%	12.20%	06/29/23	06/29/28	8,719	8,523	8,770	3.0
									28,550	27,176	9.3
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.47% (5.97% Cash + 6.50% PIK)	03/20/24	05/08/28	1,751	1,573	1,604	0.5
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.47% (6.97% Cash + 5.50% PIK)	03/20/24	05/08/28	1,161	1,042	680	0.2
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	11.97%	03/20/24	05/08/28	9,600	9,439	5,801	2.0
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	11.97%	03/20/24	05/08/28	2,400	2,360	185	0.1
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.56%	10/13/22	10/13/27	9,310	9,169	9,182	3.1
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.40%	06/14/19	06/28/24	3,140	3,140	1,737	0.6
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹²⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	06/28/24	301	301	167	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.75%	01/12/23	04/05/29	9,819	9,606	9,828	3.3
									36,630	29,184	9.9
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.45%	12/30/21	12/30/26	8,343	8,258	8,238	2.8
Coastal Television Broadcasting Group LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.45%	12/30/21	12/30/26	—	—	(1)	—
									8,258	8,237	2.8
Broadline Retail
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.60%	12/04/20	06/04/26	4,580	4,552	4,580	1.5
									4,552	4,580	1.5
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	CORRA	6.50%	10.80%	07/27/21	07/27/27	18,984	14,999	14,036	4.7
									14,999	14,036	4.7
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.25%	10/28/19	10/29/26	16,068	15,770	16,068	5.4
									15,770	16,068	5.4
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	13.70% (11.45% Cash + 2.25% PIK)	12/30/20	12/30/25	6,300	6,270	5,352	1.8
Claridge Products and Equipment, LLC⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.63%	14.93% (12.68% Cash + 2.25% PIK)	12/30/20	12/30/25	632	629	526	0.2
									6,899	5,878	2.0

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.82%	04/04/24	03/30/29	7,880	$7,667	$7,708	2.6%
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.81%	04/04/24	03/30/29	735	715	720	0.2
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.55%	12/23/16	12/05/25	20,731	20,682	20,731	7.0
									29,064	29,159	9.8
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.49%	11/22/22	12/09/25	357	357	228	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.20%	12/22/23	12/22/28	9,466	9,266	9,422	3.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.20%	12/22/23	12/22/28	420	411	422	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.20%	12/22/23	12/22/28	305	298	308	0.1
									10,332	10,380	3.5
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	10.92%	11/16/21	12/01/26	484	473	457	0.2
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	3,243	3,243	3,243	1.1
									3,716	3,700	1.3
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.00%	08/27/21	08/27/26	9,198	9,154	9,129	3.1
Quest Events, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.43%	09/13/24	09/30/26	481	472	472	0.2
									9,626	9,601	3.3
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.98%	11.92% (11.42% Cash + 0.50% PIK)	09/15/21	09/15/27	13,106	12,998	12,474	4.2
EducationDynamics, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.98%	11.92% (11.42% Cash + 0.50% PIK)	09/15/21	09/15/27	—	—	(50)	—
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.50%	04/25/22	04/24/26	8,391	8,188	7,555	2.5
MSI Information Services, Inc.⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.82%	16.59%	04/25/22	04/24/26	1,050	1,042	945	0.3
									22,228	20,924	7.0
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.59%	13.03%	10/12/21	10/12/26	15,955	15,780	16,044	5.4
									15,780	16,044	5.4
Environmental & Facilities Services
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.23% (12.23% Cash + 1.00% PIK)	12/31/21	12/31/26	10,584	10,489	10,584	3.6
									10,489	10,584	3.6
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.75%	12.70%	10/05/21	10/05/26	8,656	8,586	8,558	2.9
Bridgepoint Healthcare, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.75%	12.70%	10/05/21	10/05/26	238	236	231	0.1
									8,822	8,789	3.0
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.20%	10/16/19	12/31/25	5,396	5,394	5,396	1.8
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.20%	10/16/19	12/31/25	5,034	5,034	5,034	1.7
Lab Logistics, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.20%	09/17/24	12/31/25	374	374	374	0.1
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.85%	08/01/24	08/01/29	7,708	7,559	7,559	2.5
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.85%	08/01/24	08/01/29	—	—	—	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.85%	08/01/24	08/01/29	258	253	253	0.1
									18,614	18,616	6.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	12.31%	02/23/22	02/23/28	20,409	$20,120	$19,489	6.6%
									20,120	19,489	6.6
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.50%	06/25/21	06/25/26	8,697	8,633	8,784	3.0
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.50%	07/11/22	06/25/26	1,340	1,327	1,354	0.5
									9,960	10,138	3.5
Home Furnishings
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	3.00%	SOFR	8.75%	13.71% (2.74% Cash + 10.97% PIK)	09/19/22	09/21/26	4,724	4,704	3,090	1.0
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.95%	10/12/21	10/12/26	20,458	20,291	20,458	6.9
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.95%	10/12/21	10/12/26	—	—	21	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.45%	11/06/23	08/20/26	2,945	2,895	2,944	1.0
									27,890	26,513	8.9
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.40%	05/26/22	05/31/29	7,088	6,706	5,668	1.9
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	9.50%	14.45% (13.45% Cash + 1.00% PIK)	08/28/20	08/28/25	12,894	12,838	12,894	4.3
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	9.50%	14.45% (13.45% Cash + 1.00% PIK)	12/02/21	08/28/25	2,629	2,617	2,629	0.9
									22,161	21,191	7.1
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.05% (11.30% Cash + 0.75% PIK)	04/05/21	04/05/26	11,357	11,307	10,908	3.7
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.05% (11.30% Cash + 0.75% PIK)	04/05/21	04/05/26	—	—	(33)	—
									11,307	10,875	3.7
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.60% (10.60% Cash + 1.00% PIK)	08/15/24	08/15/29	12,306	12,096	12,095	4.1
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.60% (10.60% Cash + 1.00% PIK)	08/15/24	08/15/29	—	—	—	—
									12,096	12,095	4.1
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	10.85%	08/05/22	08/01/29	14,333	12,541	13,363	4.5
									12,541	13,363	4.5
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.35%	01/31/24	01/31/30	14,123	13,809	14,128	4.8
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.35%	01/31/24	01/31/30	—	—	40	—
									13,809	14,168	4.8
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.75%	11/12/21	11/12/26	3,748	3,717	3,748	1.3
									3,717	3,748	1.3

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽¹⁷⁾⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.32% PIK	09/25/24	09/25/29	11,351	$10,234	$10,232	3.4%
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.45%	06/29/20	06/29/25	5,475	5,463	5,475	1.8
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,557	1,553	1,557	0.5
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,779	1,776	1,690	0.6
									19,026	18,954	6.3
Leisure Products
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.45% PIK	05/02/24	05/28/26	2,402	2,374	2,402	0.8
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.45% PIK	01/31/24	05/28/26	1,244	1,230	535	0.2
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.45% PIK	07/25/23	05/28/26	2,118	2,094	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.45% PIK	12/22/22	05/28/26	5,681	5,105	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.45% PIK	05/28/21	05/28/26	10,498	8,720	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.45% PIK	01/25/22	05/28/26	1,762	1,458	—	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.99%	09/06/24	09/06/29	5,751	5,638	5,638	1.9
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.99%	09/06/24	09/06/29	—	—	—	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	Prime	5.00%	13.00%	09/06/24	09/06/29	366	359	359	0.1
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	12.25%	12/27/22	12/27/27	13,244	12,995	13,377	4.5
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	12.25%	12/27/22	12/27/27	—	—	11	—
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.06% PIK	12/09/22	06/08/26	1,250	1,235	1,138	0.4
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.40% PIK	06/07/21	06/08/26	4,717	3,661	1,522	0.5
									44,869	24,982	8.4
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	12.96%	11/23/21	12/16/29	5,000	4,951	5,000	1.7
									4,951	5,000	1.7
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.85%	05/14/24	05/14/29	4,078	4,003	4,005	1.3
PANOS Brands, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.86%	05/14/24	05/14/29	69	67	68	—
									4,070	4,073	1.3
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)	First Lien Secured Term Loan	0.50%	SOFR	4.75%	9.85%	08/22/24	08/25/31	10,000	9,309	9,625	3.2
									9,309	9,625	3.2
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.45%	11/16/21	11/16/27	10,457	10,348	10,231	3.4
Monarch Collective Holdings, LLC	First Lien Secured Term Loan	1.50%	SOFR	6.75%	11.35%	01/10/24	01/10/29	9,330	9,129	9,234	3.1
Monarch Collective Holdings, LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	11.37%	01/10/24	01/10/29	1,210	1,193	1,209	0.4
									20,670	20,674	6.9
Research & Consulting Services
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.70%	04/07/23	04/09/29	4,690	4,585	4,692	1.6
M&M OpCo. LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.70%	04/07/23	04/09/29	—	—	5	—
									4,585	4,697	1.6

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	11.87%	09/30/21	09/30/26	11,317	$11,226	$11,317	3.8%
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	11.87%	09/30/21	09/30/26	—	—	6	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.45%	12/02/22	12/02/27	5,088	4,991	5,091	1.7
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.45%	12/02/22	12/02/27	898	886	927	0.3
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.45%	12/02/22	12/02/27	—	—	16	—
									17,103	17,357	5.8
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.60%	01/31/24	01/31/29	7,000	6,848	7,021	2.4
									6,848	7,021	2.4
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	11.67%	07/19/19	N/A	84,416	84,416	84,416	28.4
									84,416	84,416	28.4
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁵⁾⁽⁶⁾⁽⁷⁾⁽²²⁾⁽²³⁾⁽²⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.32% PIK	01/03/24	01/04/27	667	653	1,251	0.4
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	568	556	568	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	581	569	581	0.2
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.17%	06/21/24	06/21/29	8,778	8,612	8,608	2.9
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.17%	06/21/24	06/21/29	—	—	—	—
									10,390	11,008	3.7
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.70% (4.95% Cash + 9.75% PIK)	10/15/20	10/15/25	17,916	17,534	16,484	5.6
Telestream Holdings Corporation⁽⁷⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	14.70% (4.95% Cash + 9.75% PIK)	10/15/20	10/15/25	1,180	1,155	1,076	0.4
									18,689	17,560	6.0
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.10%	06/28/24	06/28/29	8,239	8,064	8,064	2.8
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.10%	06/28/24	06/28/29	—	—	(12)	—
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.10%	06/28/24	06/28/29	—	—	—	—
									8,064	8,052	2.8

Total Debt Investments									$640,554	$607,663	205.0%

Equity Investments(27)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$596	0.2%
ImageOne Industries, LLC⁽⁴⁾	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	151	8	8	—
									295	604	0.2
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	742	0.2
									514	742	0.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	$423	$1,039	0.3%
									423	1,039	0.3
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	404	0.1
									404	404	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	626	0.2
									4,537	626	0.2
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	—	—
									2,890	—	—
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	324	367	116	—
									367	116	—
Education Services
EducationDynamics, LLC d/b/a EDDY Enterprises, LLC⁽⁴⁾	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	141	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	55	—
									334	196	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,521	0.5
									942	1,521	0.5
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁴⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	353	0.1
									317	353	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,134	0.4
									1,100	1,134	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,253	0.4
									788	1,253	0.4
Interactive Media & Services
What If Media Group, LLC⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,903	0.6
									851	1,903	0.6
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	2,380	0.8
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	881	0.3
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	594	0.2
									1,926	3,855	1.3
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)⁽⁴⁾⁽⁶⁾⁽²⁴⁾	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	95	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	39	—
									2,734	134	—

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Products
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	$—	$—	—%
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	84	—
									400	84	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	488	0.2
									840	488	0.2
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	311	0.1
									333	311	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	190	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	176	0.1
									600	366	0.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	23,503	7.9
									21,104	23,503	7.9
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	8,043	2.7
									19,568	8,043	2.7

Total Equity Investments									$66,577	$46,675	15.4%

Total Investments									$707,131	$654,338	220.4%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(16)					4.73%				$1,362	$1,362	0.5%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(16)					4.23%				11,135	11,135	3.8
Total Money Market Funds									12,497	12,497	4.3
Total investments and money market funds									$719,628	$666,835	224.7%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	954	CAD	$690	USD	11/7/24	$—	$(16)
Total							$—	$(16)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), all of which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80.7% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2024. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 220.4% of the Company’s net assets or 95.7% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of September 30, 2024.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2024

(in thousands)

(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new first lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	The issuer is domiciled in Canada.
(26)	The issuer is domiciled in Cayman Islands.
(27)	Ownership of certain equity investments may occur through a holding company or partnership.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46%	12/16/22	12/18/28	4,804	$4,685	$4,738	1.5%
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46%	12/16/22	12/18/28	—	—	7	—
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71% (11.96% Cash + 0.75% PIK)	07/12/21	07/12/26	9,989	9,888	8,790	2.8
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.71% (11.96% Cash + 0.75% PIK)	07/12/21	07/12/26	473	468	338	0.1
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.50%	12.96%	06/29/23	06/29/28	8,888	8,648	8,743	2.8
									23,689	22,616	7.2
Application Software
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	5.25%	10.88%	08/29/22	05/08/28	3,066	2,675	2,269	0.7
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	Second Lien Secured Term Loan	0.75%	SOFR	9.00%	14.64%	05/03/21	05/07/29	15,000	14,699	9,744	3.1
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.18%	10/13/22	10/13/27	9,381	9,204	9,089	2.9
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.45%	06/14/19	02/27/24	3,148	3,148	3,113	1.0
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	02/27/24	271	271	268	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.99%	01/12/23	04/05/29	9,819	9,570	9,719	3.2
									39,567	34,202	11.0
Automotive Retail
Team Car Care Holdings, LLC (Heartland Auto)⁽¹²⁾	First Lien Secured Term Loan	1.00%	Base Rate	7.48%	13.09%	02/16/18	12/31/24	12,407	12,391	12,407	3.9
									12,391	12,407	3.9
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46%	12/30/21	12/30/26	7,418	7,329	7,246	2.3
Coastal Television Broadcasting Group LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46%	12/30/21	12/30/26	—	—	(3)	—
									7,329	7,243	2.3
Broadline Retail
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	12/04/20	06/04/26	5,280	5,233	5,280	1.7
Potpourri Group, Inc.	First Lien Secured Term Loan	1.50%	SOFR	8.25%	13.71%	07/03/19	07/03/24	13,799	13,767	13,799	4.4
									19,000	19,079	6.1
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²³⁾	First Lien Secured Term Loan	1.00%	CDOR	6.50%	11.94%	07/27/21	07/27/27	19,624	15,472	14,810	4.7
									15,472	14,810	4.7
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.00%	10/28/19	10/29/26	16,193	15,786	16,110	5.1
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.28%	12/20/22	12/20/27	5,203	5,111	5,153	1.6
US Methanol Midco LLC (d/b/a US Methanol LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.75%	13.29%	12/20/22	12/20/27	9,540	9,345	9,449	3.0
									30,242	30,712	9.7
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.38%	12/01/23	01/02/29	140	137	137	—
									137	137	—
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.50% (12.00% Cash + 1.50% PIK)	12/30/20	12/30/25	7,452	7,395	6,405	2.0
Claridge Products and Equipment, LLC(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.56%	14.41% (12.91% Cash + 1.50% PIK)	12/30/20	12/30/25	632	628	496	0.2
									8,023	6,901	2.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Data Processing & Outsourced Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	11/25/19	11/25/24	12,600	$12,555	$12,517	4.0%
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.69%	12/23/16	12/05/25	21,665	21,582	21,480	6.8
									34,137	33,997	10.8
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.52%	11/22/22	12/09/25	357	357	200	0.1
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁷⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	11.96%	11/22/22	01/08/26	5,171	4,915	1,601	0.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Bridge Loan	1.00%	SOFR	14.00%	19.46% (13.46% Cash + 6.00% PIK)	12/22/23	12/22/25	1,464	1,420	1,420	0.4
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	9,490	9,254	9,254	2.9
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	—	—	—	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	—	—	—	—
									15,946	12,475	3.9
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.28%	11/16/21	12/01/26	7,840	7,587	7,215	2.3
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	First Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	2,962	2,962	2,793	0.9
									10,549	10,008	3.2
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	08/27/21	08/27/26	9,417	9,354	9,293	2.9
									9,354	9,293	2.9
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46% (11.96% Cash + 0.50% PIK)	09/15/21	09/15/26	12,784	12,647	12,407	4.0
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46% (11.96% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(22)	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.1
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.29%	04/25/22	04/24/26	7,333	7,248	6,972	2.2
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	15.06%	04/25/22	04/24/26	825	815	776	0.2
									20,877	20,300	6.5
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.58%	13.14%	10/12/21	10/12/26	15,955	15,715	15,954	5.0
									15,715	15,954	5.0
Environmental & Facilities Services
Branford Filtration, LLC (d/b/a Clean Solutions Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	11,613	11,358	11,358	3.6
Branford Filtration, LLC (d/b/a Clean Solutions Group)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	—	—	—	—
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	12/31/21	12/31/26	11,767	11,626	11,537	3.6
									22,984	22,895	7.2
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.46%	10/05/21	10/05/26	9,073	8,973	8,967	2.8
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.46%	10/05/21	10/05/26	—	—	(1)	—
									8,973	8,966	2.8
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71%	10/16/19	09/25/24	5,449	5,442	5,449	1.7
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.71%	10/16/19	09/25/24	5,090	5,089	5,090	1.6
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (10.71% Cash + 2.25% PIK)	11/25/20	11/25/25	6,400	6,348	6,400	2.0
PG Dental New Jersey Parent, LLC⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	7.00%	13.98% (11.73% Cash + 2.25% PIK)	11/25/20	11/25/25	704	698	704	0.2
									17,577	17,643	5.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	13.01%	02/23/22	02/23/28	20,409	$20,056	$18,983	6.0%
									20,056	18,983	6.0
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	06/25/21	06/25/26	8,804	8,712	8,782	2.8
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	12.25%	07/11/22	06/25/26	1,356	1,336	1,353	0.4
									10,048	10,135	3.2
Home Furnishings
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	First Lien Secured Term Loan	3.00%	SOFR	10.75%	16.22%	09/19/22	09/21/26	4,689	4,661	4,179	1.3
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.07%	10/12/21	10/12/26	20,616	20,385	20,407	6.4
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.07%	10/12/21	10/12/26	—	—	3	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/06/23	08/20/26	2,990	2,919	2,919	0.9
									27,965	27,508	8.6
Household Appliances
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	9.50%	14.96% (13.96% Cash + 1.00% PIK)	08/28/20	08/28/25	12,891	12,787	12,818	4.1
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	9.50%	14.96% (13.96% Cash + 1.00% PIK)	12/02/21	08/28/25	2,628	2,606	2,613	0.8
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	11.53%	05/26/22	05/31/29	7,142	6,695	5,966	1.9
									22,088	21,397	6.8
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.21% (12.21% Cash + 1.00% PIK)	04/05/21	04/05/26	11,358	11,282	10,904	3.4
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	13.21% (12.21% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(31)	—
									11,282	10,873	3.4
Industrial Machinery & Supplies & Components
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	5.50%	10.89%	06/09/22	06/01/29	6,027	5,536	5,364	1.7
									5,536	5,364	1.7
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	11.12%	08/05/22	08/01/29	14,442	12,357	13,191	4.2
									12,357	13,191	4.2
Investment Banking & Brokerage
JVMC Holdings Corp. (fka RJO Holdings Corp)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	02/28/19	02/28/24	3,522	3,521	3,522	1.1
									3,521	3,522	1.1
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.04%	11/12/21	11/12/26	3,785	3,741	3,745	1.2
									3,741	3,745	1.2
Leisure Facilities
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Term Loan	1.00%	SOFR	6.49%	12.02%	09/06/19	09/06/24	9,441	9,375	9,347	3.0
Honors Holdings, LLC (d/b/a Orange Theory)⁽¹⁵⁾⁽¹⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.37%	11.90%	09/06/19	09/06/24	4,650	4,631	4,603	1.5
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	12.96%	06/29/20	06/29/25	5,518	5,492	5,457	1.7
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,450	1,441	1,406	0.4
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,657	1,654	1,623	0.5
									22,593	22,436	7.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Products
American Crafts, LC⁽¹⁴⁾⁽²⁰⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.96% PIK	07/25/23	05/28/26	1,903	$1,903	$1,878	0.6%
American Crafts, LC⁽¹⁴⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.96% PIK	12/22/22	05/28/26	5,105	5,105	3,226	1.0
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.96% PIK	05/28/21	05/28/26	9,441	8,720	553	0.2
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	13.96% PIK	01/25/22	05/28/26	1,585	1,458	93	—
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.37% PIK	12/09/22	06/08/26	1,140	1,118	1,015	0.3
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	14.53% PIK	06/07/21	06/08/26	4,232	3,661	1,363	0.4
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	13.00%	12/27/22	12/27/27	10,346	10,098	10,346	3.3
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	13.00%	12/27/22	12/27/27	—	—	14	—
									32,063	18,488	5.8
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	13.47%	11/23/21	12/16/29	5,000	4,944	4,901	1.5
									4,944	4,901	1.5
Office Services & Supplies
Empire Office, Inc.	First Lien Secured Term Loan	1.50%	SOFR	6.75%	12.21%	04/12/19	04/12/24	10,947	10,931	10,947	3.5
Empire Office, Inc.	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	12.21%	08/17/21	04/12/24	4,556	4,545	4,556	1.4
									15,476	15,503	4.9
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/16/21	11/16/27	11,668	11,517	11,496	3.6
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	13.00%	11/04/22	11/04/27	4,606	4,518	4,606	1.5
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	13.00%	11/04/22	11/04/27	5,545	5,466	5,633	1.8
									21,501	21,735	6.9
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	11.36%	11/21/23	11/21/29	3,654	3,564	3,564	1.1
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	11.36%	11/21/23	11/21/29	—	—	—	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	0.75%	SOFR	6.00%	11.36%	11/21/23	11/21/28	—	—	—	—
M&M OpCo. LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.45%	04/07/23	04/09/29	4,726	4,602	4,580	1.4
M&M OpCo. LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.45%	04/07/23	04/09/29	—	—	(1)	—
									8,166	8,143	2.5
Specialized Consumer Services
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.11%	09/30/21	09/30/26	11,404	11,279	11,404	3.6
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.11%	09/30/21	09/30/26	—	—	8	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96%	12/02/22	12/02/27	5,121	5,001	5,077	1.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	12.96%	12/02/22	12/02/27	741	729	745	0.2
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.96%	12/02/22	12/02/27	251	245	258	0.1
									17,254	17,492	5.5
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	11.85%	07/19/19	N/A	84,416	84,416	84,416	26.6
									84,416	84,416	26.6
Systems Software
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.21% PIK	03/16/21	03/16/27	21,613	19,568	10,477	3.3
Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC	Priority First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	13.46% PIK	07/14/23	03/16/27	1,078	1,050	1,046	0.3
									20,618	11,523	3.6

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation	First Lien Secured Term Loan	1.00%	SOFR	11.75%	17.28%	10/15/20	10/15/25	15,763	$15,580	$15,522	4.9%
Telestream Holdings Corporation(7)	First Lien Secured Revolving Loan	1.00%	SOFR	11.75%	17.21%	10/15/20	10/15/25	1,242	1,228	1,223	0.4
									16,808	16,745	5.3
Wireless Telecommunication Services
Bulk Midco, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	10/28/22	06/10/24	19,267	19,237	18,997	6.0
Bulk Midco, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	12.96% (11.96% Cash + 1.00% PIK)	10/28/22	06/10/24	2,000	1,989	1,972	0.6
									21,226	20,969	6.6

Total Debt Investments									$693,621	$656,707	207.4%

Equity Investments(22)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$411	0.1%
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	149	7	9	—
									294	420	0.1
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	832	0.3
									514	832	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	423	1,053	0.3
									423	1,053	0.3
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	404	0.1
									404	404	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	N/A	14.00% PIK	03/16/23	N/A	—	4,537	251	0.1
									4,537	251	0.1
Diversified Financial Services
SFS Global Holding Company (d/b/a Sigue Corporation)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	—	—	—	—
Sigue Corporation(4)	Warrants	N/A	N/A	N/A	N/A	06/28/18	12/28/25	22	2,890	3,472	1.1
									2,890	3,472	1.1
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	317	360	305	0.1
									360	305	0.1
Education Services
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	18	—
									167	18	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	83	825	983	0.3
									825	983	0.3
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,330	0.4
									1,100	1,330	0.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	$788	$1,053	0.3%
									788	1,053	0.3
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,615	0.5
									851	1,615	0.5
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,715	0.5
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	683	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	406	0.1
									1,926	2,804	0.8
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	130	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	53	—
									2,734	183	—
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	179	0.1
									400	179	0.1
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	1,023	0.3
									840	1,023	0.3
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	218	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	241	0.1
									600	459	0.2
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	295	0.1
									333	295	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,782	7.2
									21,104	22,782	7.2

Total Equity Investments									$46,400	$39,461	12.3%

Total Investments									$740,021	$696,168	219.7%

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

September 30, 2024

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC and WhiteHorse Finance Holdings, LLC. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. The classifications included in the consolidated schedule of investments represent, in management’s opinion, as to the most meaningful presentation of the Company’s investment portfolio. All significant intercompany balances and transactions have been eliminated.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

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

September 30, 2024

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

September 30, 2024

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2024 and December 31, 2023.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2024 or December 31, 2023. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2020 remain subject to examination by the Internal Revenue Service.

As of September 30, 2024 and December 31, 2023, the cost of investments for federal income tax purposes was $714,713 and $751,117 resulting in net unrealized depreciation of $76,982 and $54,949, respectively. This is comprised of gross unrealized appreciation of $28,853 and $6,881 and gross unrealized depreciation of $105,835 and $61,830, on a tax basis, as of September 30, 2024 and December 31, 2023, respectively.

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

September 30, 2024

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

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management does not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

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

The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Realized gain (loss) on forward currency contracts	$9	$(9)	$9	$(12)
Unrealized appreciation (depreciation) on forward currency contracts	(9)	31	27	25
Total net realized and unrealized gains (losses) on forward currency contracts	$—	$22	$36	$13

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of September 30, 2024 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	954	CAD	$690	USD	11/7/24	$—	$(16)
Total							$—	$(16)

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
Average USD notional outstanding	2024	2023	2024	2023
Forward currency contracts	$889	$674	$1,067	$489

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024 and December 31, 2023.

	As of September 30, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$16	$—	$—	$—	$—	$—	$—	$16
Total	$—	$16	$—	$—	$—	$—	$—	$—	$16

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

	As of December 31, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$43	$—	$—	$—	$—	$—	$—	$43
Total	$—	$43	$—	$—	$—	$—	$—	$—	$43
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of September 30, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$550,062	$517,098	$584,480	$555,878
Second lien secured loans	4,951	5,000	24,558	16,246
Unsecured loans	1,125	1,149	167	167
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	45,473	23,172	25,296	16,679
Equity in STRS JV	21,104	23,503	21,104	22,782
Total	$707,131	$654,338	$740,021	$696,168

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2024		As of December 31, 2023
Advertising	$10,312	1.9%	$420	0.1%
Air Freight & Logistics	27,176	5.0	22,616	3.8
Application Software	29,184	5.3	34,202	5.8
Automotive Retail	—	—	12,407	2.1
Broadcasting	8,237	1.5	7,243	1.2
Broadline Retail	5,322	1.0	19,911	3.4
Building Products	15,075	2.8	15,863	2.7
Commodity Chemicals	16,068	2.9	30,712	5.2
Construction & Engineering	404	0.1	541	0.1
Construction Materials	5,878	1.1	6,901	1.2
Data Processing & Outsourced Services	29,159	5.3	33,997	5.8
Distributors	10,380	1.9	12,475	2.1
Diversified Chemicals	4,326	0.8	10,259	1.7
Diversified Financial Services	—	—	3,472	0.6
Diversified Support Services	9,717	1.8	9,598	1.6
Education Services	21,120	3.9	20,318	3.5
Electric Utilities	16,044	2.9	15,954	2.7
Environmental & Facilities Services	12,105	2.2	23,878	4.1
Food Distributors	353	0.1	—	—
Health Care Facilities	8,789	1.6	8,966	1.5
Health Care Services	18,616	3.4	17,643	3.0
Health Care Supplies	19,489	3.6	18,983	3.2
Heavy Electrical Equipment	10,138	1.9	10,135	1.7
Home Furnishings	26,513	4.9	27,508	4.7
Household Appliances	22,325	4.1	22,727	3.9
Household Products	10,875	2.0	10,873	1.9
Industrial Machinery & Supplies & Components	13,348	2.4	6,417	1.1
Integrated Telecommunication Services	13,363	2.4	13,191	2.2
Interactive Media & Services	16,071	2.9	1,615	0.3
Investment Banking & Brokerage	—	—	3,522	0.6
IT Consulting & Other Services	7,603	1.3	6,549	1.1
Leisure Facilities	19,088	3.5	22,619	3.8
Leisure Products	24,982	4.6	18,488	3.1
Life Sciences Tools & Services	5,000	0.9	4,901	0.8
Office Services & Supplies	—	—	15,503	2.6
Packaged Foods & Meats	4,073	0.7	—	—
Paper & Plastic Packaging Products & Materials	84	—	179	—
Paper Products	9,625	1.8	—	—
Real Estate Operating Companies	—	—	459	0.1
Real Estate Services	21,162	3.9	22,758	3.9
Research & Consulting Services	5,008	0.9	8,438	1.4
Security & Alarm Services	7,021	1.3	—	—
Specialized Consumer Services	17,723	3.2	17,492	3.0
Specialized Finance(1)	—	—	—	—
Systems Software	19,051	3.5	11,523	2.0
Technology Hardware, Storage & Peripherals	17,560	3.2	16,745	2.8
Transaction & Payment Processing Services	8,052	1.5	—	—
Wireless Telecommunication Services	—	—	20,969	3.6
Total(1)	$546,419	100.0%	$588,970	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

As of September 30, 2024, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of September 30, 2024 and December 31, 2023, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 3.1 years and 2.8 years, respectively.

As of September 30, 2024 the total cost basis of non-accrual loans was $57,006, and the total fair value of non-accrual loans was $34,155. As of December 31, 2023, the total cost basis of non-accrual loans was $38,322, and the total fair value of non-accrual loans was $14,087.

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

September 30, 2024

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2024:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$87	$—	$654	$—	$—	$597	$1,251
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	40	—	556	—	—	12	568
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	41	—	569	—	—	12	581
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	—	19,568	—	—	(11,525)	8,043
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	—	—	10,234	—	—	(2)	10,232
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Playmonster Group LLC	Priority First Lien Secured Term Loan	117	1,015	117	—	—	6	1,138
Playmonster Group LLC	First Lien Secured Term Loan	—	1,363	—	—	—	159	1,522
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	280	2,793	280	—	—	170	3,243
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	251	—	—	—	375	626
Total Non-controlled affiliates		$565	$5,422	$31,978	$—	$—	$(10,196)	$27,204

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$107	$—	$2,374	$—	$—	$28	$2,402
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	96	—	1,230	—	—	(695)	535
American Crafts, LC	Super Priority First Lien Secured Term Loan	186	1,878	191	—	—	(2,069)	—
American Crafts, LC	Priority First Lien Secured Term Loan	(8)	3,226	—	—	—	(3,226)	—
American Crafts, LC	First Lien Secured Term Loan	—	553	—	—	—	(553)	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	93	—	—	—	(93)	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	7,480	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	5,235	22,782	—	—	—	721	23,503
Total Controlled affiliates		$13,096	$112,948	$3,795	$—	$—	$(5,887)	$110,856
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

September 30, 2024

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

In September 2024, as part of a restructuring and partial foreclosure agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, first lien delayed draw loan and revolver investments in Honors Holdings, LLC, which had a historical cost basis of $17,816, were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity interests in H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). Together, these investments have an adjusted cost basis of $10,234. A portion of the Honors Holdings, LLC first lien secured investments were restructured into an escrow claim receivable in Honors Holdings, LLC. The cost basis of the escrow claim in Honors Holdings, LLC will be the same as the $7,582 historical cost basis of the restructured secured investments in Honors Holdings, LLC. Upon the completion of final foreclosure proceedings, a portion or all of the escrow claim receivable cost basis may be restructured into investments in Camarillo Fitness Holdings, LLC or H.I.G. Camarillo, L.P.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2022	Purchases	Sales	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$(6,605)	$(339)	$564	$—
Playmonster Group LLC	Priority First Lien Secured Term Loan	129	176	943	—	—	(104)	1,015
Playmonster Group LLC	First Lien Secured Term Loan	(85)	2,977	—	—	—	(1,614)	1,363
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	First Lien Secured Term Loan	270	—	2,961	—	—	(168)	2,793
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	4,537	—	—	(4,286)	251
Total Non-controlled affiliates		$398	$9,533	$8,441	$(6,605)	$(339)	$(5,608)	$5,422
Controlled affiliates
American Crafts, LC	Super Priority First Lien Secured Term Loan	$109	$—	$1,903	$—	$—	$(25)	$1,878
American Crafts, LC	Priority First Lien Secured Term Loan	575	—	5,105	—	—	(1,879)	3,226
American Crafts, LC	First Lien Secured Term Loan	568	—	7,491	—	—	(6,938)	553
American Crafts, LC	First Lien Secured Delayed Draw Loan	95	—	1,259	—	—	(1,166)	93
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	9,488	80,000	4,416	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,158	20,160	1,104	—	—	1,518	22,782
Total Controlled affiliates		$16,993	$100,160	$21,278	$—	$—	$(8,490)	$112,948

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

September 30, 2024

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

As September 30, 2024 and December 31, 2023, STRS JV had total assets of $326,216 and $332,160, respectively. STRS JV’s portfolio consisted of debt investments in 38 portfolio companies as of September 30, 2024 and 34 portfolio companies as of December 31, 2023. As of September 30, 2024 and December 31, 2023, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,742 and $19,889, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $80,847 and $83,564 as of September 30, 2024 and December 31, 2023, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of September 30, 2024 and December 31, 2023, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of 21,104 and advances of the subordinated notes of $84,416 as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

As of September 30, 2024, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR, EurIBOR or SONIA plus 2.50% or CORRA plus a spread of 2.82%. The final maturity date of the STRS JV Credit Facility is January 19, 2028. As of September 30, 2024, STRS JV had $158,731 of outstanding borrowings and an interest rate outstanding of 7.25% per annum under the STRS JV Credit Facility.

As of December 31, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.72%, EurIBOR, SONIA or CDOR plus a spread of 2.35%. The final maturity date of the STRS JV Credit Facility is July 19, 2026. As of December 31, 2023, STRS JV had $165,244 of outstanding borrowings and an interest rate outstanding of 7.72% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of September 30, 2024:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.50%	02/18/22	12/15/26	9,030	$8,951	$9,030	25.4%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.50%	03/11/22	12/15/26	3,031	3,004	3,031	8.5
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.50%	02/18/22	12/15/26	—	—	5	—
									11,955	12,066	33.9
Aerospace & Defense
Basel U.S. Acquisition Co., Inc. (d/b/a International Aerospace Coatings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.49%	09/13/24	12/05/28	3,690	3,638	3,639	10.2
Basel U.S. Acquisition Co., Inc. (d/b/a International Aerospace Coatings, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	10.49%	09/13/24	12/05/28	—	—	—	—
									3,638	3,639	10.2
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.01%	02/17/22	06/15/26	3,316	3,292	3,317	9.3
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	11.01%	02/17/22	06/15/26	—	—	4	—
									3,292	3,321	9.3
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.92%	07/19/19	07/01/25	18,760	18,706	18,761	52.5
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.92%	07/19/19	07/01/25	—	—	3	—
									18,706	18,764	52.5
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.75%	11/09/20	12/07/26	13,537	13,473	13,458	37.6
									13,473	13,458	37.6
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.58%	12/21/23	01/02/29	3,053	2,989	2,992	8.4
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.58%	12/21/23	01/02/29	1,511	1,480	1,482	4.1
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.54%	12/21/23	01/02/29	420	411	412	1.2
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.50%	03/17/23	02/07/28	5,130	5,020	5,118	14.3
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.50%	03/17/23	02/07/28	571	559	571	1.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.49%	03/17/23	02/07/28	399	391	401	1.1
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.10%	06/14/24	05/31/29	5,363	5,262	5,310	14.8
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	10.10%	06/14/24	05/31/29	—	—	(1)	—
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.10%	06/14/24	05/31/29	149	147	153	0.4
									16,259	16,438	46.0
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Term Loan	1.00%	CORRA	6.25%	10.22%	01/22/20	12/21/26	18,550	14,336	13,719	38.4
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.25%	10.22%	01/22/20	12/21/26	—	—	2	—
									14,336	13,721	38.4

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.04%	04/26/24	04/16/30	4,104	$4,047	$4,062	11.4%
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	11.04%	04/26/24	04/16/30	—	—	5	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.04%	04/26/24	04/16/30	—	—	2	—
									4,047	4,069	11.4
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.04%	10/31/23	10/26/28	7,444	7,307	7,371	20.6
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.04%	10/31/23	10/26/28	—	—	9	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR	7.00%	11.87%	07/19/19	09/30/26	11,621	11,588	11,621	32.5
Quest Events, LLC	First Lien Secured Revolving Loan	2.00%	SOFR	7.00%	11.87%	07/19/19	09/30/26	247	246	248	0.7
									19,141	19,249	53.8
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.45%	08/09/23	08/01/29	6,151	6,027	6,163	17.2
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.45%	08/09/23	08/01/29	896	876	896	2.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.45%	08/09/23	08/01/29	325	318	335	0.9
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.12%	03/01/22	12/29/26	11,106	11,019	11,106	31.1
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.13%	03/01/22	12/29/26	2,349	2,330	2,349	6.6
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.12%	03/01/22	12/29/26	199	197	207	0.6
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.00%	01/23/24	12/31/26	6,675	6,571	6,630	18.5
									27,338	27,686	77.4
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.60%	06/14/24	05/10/29	5,019	4,926	4,948	13.8
									4,926	4,948	13.8
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR	5.25%	10.57%	09/19/24	07/02/31	6,286	6,194	6,196	17.3
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	5.25%	10.57%	09/19/24	07/02/31	—	—	—	—
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Revolving Loan	0.75%	SOFR	5.25%	10.57%	09/19/24	07/02/31	—	—	—	—
									6,194	6,196	17.3
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.70%	04/11/23	03/01/29	5,015	4,904	5,015	14.0
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.70%	04/11/23	03/01/29	—	—	11	—
									4,904	5,026	14.0
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.55%	10/25/23	10/18/28	4,984	4,883	5,034	14.1
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.55%	10/25/23	10/18/28	—	—	10	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.25%	SOFR	6.50%	11.20%	07/27/23	07/11/29	2,640	2,587	2,666	7.5
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.25%	SOFR	6.50%	11.20%	07/27/23	07/11/29	—	—	7	—
									7,470	7,717	21.6

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	9.63%	05/04/22	04/28/28	6,423	$6,681	$7,151	20.0%
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.95%	05/04/22	04/28/28	978	966	978	2.7
									7,647	8,129	22.7
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.75%	03/27/23	11/12/26	9,778	9,636	9,778	27.3
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.34%	09/11/24	05/04/29	3,358	3,325	3,325	9.3
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	5.50%	10.59%	09/11/24	05/04/29	515	667	682	1.9
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	5.75%	9.14%	09/11/24	05/04/29	596	650	657	1.8
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.34%	09/11/24	05/04/29	—	—	—	—
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	5.50%	10.59%	09/11/24	05/04/29	—	—	—	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.39%	11.41%	05/10/23	04/10/29	7,206	7,049	7,252	20.3
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.97%	10.82%	05/10/23	04/10/29	823	805	819	2.3
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	13.50%	05/10/23	04/10/28	241	236	249	0.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	10.00%	01/27/21	01/02/29	10,951	10,862	10,951	30.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	10.65%	01/27/21	01/02/29	2,954	2,928	2,954	8.3
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	10.65%	01/27/21	01/02/29	—	—	12	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.70%	08/10/21	09/02/26	5,979	5,934	5,979	16.7
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.70%	08/10/21	09/02/26	—	—	5	—
									42,092	42,663	119.2
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.85%	06/14/24	05/14/29	4,531	4,447	4,450	12.4
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.86%	06/14/24	05/14/29	76	75	75	0.2
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.95%	10/21/19	06/28/25	6,650	6,634	6,650	18.6
									11,156	11,175	31.2
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.04%	06/22/21	02/24/26	8,219	8,168	8,219	23.1
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	13.04%	06/22/21	02/24/26	—	—	4	—
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	8.11%	13.06%	10/07/22	09/29/28	6,538	6,451	6,275	17.5
Max Solutions, Inc.(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.10%	13.05%	10/07/22	09/29/28	415	412	411	1.1
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	8.10%	13.05%	10/07/22	09/29/28	—	—	(4)	—
									15,031	14,905	41.7
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.44%	12/16/21	11/01/27	12,070	13,482	13,438	37.7
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.20%	12/16/21	11/01/27	964	954	964	2.7
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.39%	12/16/21	11/01/27	876	867	876	2.4
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.37%	12/16/21	11/01/27	1,156	1,144	1,160	3.2
									16,447	16,438	46.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.43% (11.93% Cash + 0.50% PIK)	12/28/21	10/19/26	5,569	$5,523	$5,404	15.1%
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.97%	12.69% (12.19% Cash + 0.50% PIK)	02/18/22	10/19/26	1,397	1,384	1,357	3.8
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.93%	02/18/22	10/19/26	516	511	488	1.4
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.45%	03/01/22	01/21/27	6,502	6,442	5,914	16.6
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.45%	03/01/22	01/21/27	725	718	660	1.8
									14,578	13,823	38.7
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	11.06%	01/10/24	11/21/29	3,626	3,549	3,570	10.0
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	11.06%	01/10/24	11/21/29	—	—	(4)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	13.00%	01/10/24	11/21/28	60	58	60	0.2
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.25%	07/15/21	06/23/27	8,365	8,317	8,365	23.5
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.75%	11.58%	03/23/23	09/28/29	2,807	2,753	2,807	7.8
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CORRA	6.75%	11.36%	03/23/23	09/28/29	3,873	2,768	2,863	8.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.75%	11.70%	03/23/23	09/28/29	171	205	228	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.61%	03/23/23	09/28/29	582	570	582	1.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.75%	11.72%	03/23/23	09/28/29	2,389	2,987	3,195	8.9
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	CORRA	6.75%	11.36%	03/23/23	09/28/29	458	325	339	0.9
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.75%	11.61%	03/23/23	09/28/29	—	—	6	—
									21,532	22,011	61.5
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.45%	08/10/21	07/30/27	14,200	14,066	14,142	39.6
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.45%	08/10/21	07/30/27	3,883	3,846	3,867	10.8
									17,912	18,009	50.4
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.62%	11/27/23	11/09/28	6,370	6,264	6,336	17.7
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.62%	11/27/23	11/09/28	—	—	10	—
									6,264	6,346	17.7
Total Investments									$308,338	$309,797	866.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(15)					4.73%				$306	$306	0.9%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(15)					4.72%				2,262	2,262	6.3
Total Money Market Funds									2,568	2,568	7.2
Total Investments and Money Market Funds									$310,906	$312,365	873.5%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	705	CAD	$510	USD	11/7/24	$—	$(12)
Morgan Stanley		€771	EUR	$831	USD	11/7/24	—	(29)
Morgan Stanley		£181	GBP	$215	USD	11/7/24	—	(27)
Total							$—	$(68)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 866.3% of STRS JV’s members’ equity or 95.0% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in British pounds.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in Canadian dollars.
(11)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)	The issuer is domiciled in the United Kingdom.
(15)	The rate shown is the annualized seven-day yield as of September 30, 2024.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Electronic Equipment & Instruments
LMG Holdings, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.00%	06/28/21	04/30/26	13,330	$13,203	$13,265	38.3%
LMG Holdings, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	12.00%	06/28/21	04/30/26	—	—	4	—
									13,203	13,269	38.3
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	08/09/23	08/01/29	5,985	5,845	5,898	17.0
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	08/09/23	08/01/29	180	176	181	0.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	08/09/23	08/01/29	—	—	(3)	—
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.86%	03/01/22	12/29/26	11,192	11,073	11,080	32.0
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	11.94%	03/01/22	12/29/26	2,366	2,341	2,342	6.8
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	12.11%	03/01/22	12/29/26	199	197	193	0.6
									19,632	19,691	56.9
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.48%	04/11/23	03/01/29	5,053	4,922	5,013	14.5
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.48%	04/11/23	03/01/29	—	—	9	—
									4,922	5,022	14.5
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.60%	10/25/23	10/18/28	5,022	4,901	4,901	14.1
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.60%	10/25/23	10/18/28	—	—	—	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.95%	07/27/23	07/11/29	2,660	2,599	2,626	7.6
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.95%	07/27/23	07/11/29	—	—	3	—
									7,500	7,530	21.7
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.25%	10.18%	05/04/22	04/28/28	6,576	6,821	7,172	20.7
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	05/04/22	04/28/28	1,001	987	996	2.9
									7,808	8,168	23.6
Industrial Machinery & Supplies & Components
Pennsylvania Machine Works, LLC (d/b/a Penn Western)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.61%	03/25/22	03/08/27	6,561	6,498	6,561	18.9
									6,498	6,561	18.9
Investment Banking & Brokerage
TOUR Intermediate Holdings, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	05/19/20	05/15/25	2,657	2,643	2,657	7.7
TOUR Intermediate Holdings, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	05/19/20	05/15/25	2,320	2,315	2,320	6.7
									4,958	4,977	14.4

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
ATSG, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.50%	12.04%	03/27/23	11/12/26	9,873	$9,678	$9,771	28.2%
Cennox Holdings Limited (d/b/a Cennox)(8)(14)	First Lien Secured Term Loan	1.00%	SONIA	6.25%	11.59% (11.34% Cash + 0.25% PIK)	07/16/21	05/04/26	2,825	3,863	3,538	10.2
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.50%	10.44% (10.19% Cash + 0.25% PIK)	06/28/22	05/04/26	9,422	9,851	10,257	29.6
Cennox Holdings Limited (d/b/a Cennox)(8)(14)	First Lien Secured Revolving Loan	1.00%	SONIA	6.25%	11.56% (11.31% Cash + 0.25% PIK)	07/16/21	05/04/26	864	1,182	1,082	3.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.98%	05/10/23	04/10/29	6,247	6,084	6,194	17.9
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.98%	05/10/23	04/10/29	392	378	389	1.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.98%	05/10/23	04/10/28	—	—	11	—
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	01/27/21	12/31/26	11,036	10,925	10,993	31.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.53%	01/27/21	12/31/26	2,976	2,945	2,965	8.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.58%	01/27/21	12/31/26	107	106	114	0.3
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	11.45%	08/10/21	09/02/26	6,026	5,962	5,979	17.2
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	11.45%	08/10/21	09/02/26	—	—	2	—
									50,974	51,295	147.9
Packaged Foods & Meats
Poultry Holdings LLC (HPP)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96% (11.21% Cash + 0.75% PIK)	10/21/19	06/28/25	6,939	6,904	6,904	19.9
									6,904	6,904	19.9
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.93%	06/22/21	02/24/26	8,534	8,454	8,443	24.4
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.93%	06/22/21	02/24/26	—	—	(1)	—
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	7.66%	13.15%	10/07/22	09/29/28	6,589	6,485	6,488	18.7
Max Solutions, Inc.(6)(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.66%	13.15%	10/07/22	09/29/28	—	—	(17)	—
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CDOR	7.66%	13.15%	10/07/22	09/29/28	—	—	—	—
									14,939	14,913	43.1
Personal Care Products
Sunless, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.20%	10/21/19	08/13/25	5,507	5,459	5,473	15.8
Sunless, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	12.21%	10/21/19	08/13/25	488	485	484	1.4
									5,944	5,957	17.2
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	9.87%	12/16/21	11/01/27	12,163	13,552	13,401	38.7
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.46%	12/16/21	11/01/27	971	959	971	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	11.56%	12/16/21	11/01/27	883	871	883	2.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	11.53%	12/16/21	11/01/27	1,156	1,141	1,161	3.3
									16,523	16,416	47.3

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.80%	12/28/21	10/19/26	9,555	$9,448	$9,074	26.2%
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(6)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	12.10%	02/18/22	10/19/26	2,398	2,369	2,282	6.6
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.80%	02/18/22	10/19/26	596	589	547	1.6
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	03/01/22	01/21/27	7,510	7,418	6,706	19.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	03/01/22	01/21/27	725	716	647	1.9
									20,540	19,256	55.6
Research & Consulting Services
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	11.00%	07/15/21	06/23/27	8,604	8,541	8,562	24.7
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Term Loan	0.50%	SOFR	6.50%	11.85%	03/23/23	09/28/29	2,807	2,744	2,786	8.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Term Loan	0.50%	CDOR	6.50%	11.94%	03/23/23	09/28/29	3,873	2,759	2,892	8.3
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Term Loan	0.00%	SONIA	6.50%	11.72%	03/23/23	09/28/29	171	205	217	0.6
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.50%	11.85%	03/23/23	09/28/29	368	360	366	1.1
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(8)(13)(14)	First Lien Secured Delayed Draw Loan	0.00%	SONIA	6.50%	11.71%	03/23/23	09/28/29	723	882	984	2.8
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(10)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	CDOR	6.50%	12.08%	03/23/23	09/28/29	458	324	342	1.0
Solar Holdings Bidco Limited (d/b/a SLR Consulting Ltd.)(12)(13)(14)	First Lien Secured Delayed Draw Loan	0.50%	SOFR	6.50%	11.85%	03/23/23	09/28/29	—	—	—	—
									15,815	16,149	46.5
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	08/10/21	07/30/27	14,952	14,772	14,806	42.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	11.96%	08/10/21	07/30/27	4,088	4,039	4,047	11.7
									18,811	18,853	54.4
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.88%	11/27/23	11/09/28	6,418	6,294	6,295	18.2
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.88%	11/27/23	11/09/28	—	—	—	—
									6,294	6,295	18.2

Total Investments									$312,807	$312,217	900.6%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	958	CAD	$691	USD	2/7/24	$—	$(33)
Morgan Stanley		€1,181	EUR	$1,249	USD	2/7/24	—	(56)
Morgan Stanley		£1,340	GBP	$1,625	USD	2/7/24	—	(83)
Total							$—	$(172)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of September 30, 2024 and December 31, 2023, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $24,503, and $21,063 under delayed draw term loan commitments and undrawn revolvers as of September 30, 2024 and December 31, 2023, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023:

Selected Balance Sheet Information ($ in thousands)	As of September 30, 2024	As of December 31, 2023
Assets
Investments, at fair value (amortized cost of $308,338 and $312,807, respectively)	$309,797	$312,217
Cash and cash equivalents	13,654	14,625
Interest receivable	2,451	2,540
Amounts receivable on unsettled investment transactions	284	2,687
Other assets	30	91
Total assets	$326,216	$332,160
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,179 and $1,850, respectively)	$156,552	$163,394
Note payable to members	128,459	128,459
Interest payable on credit facility	927	1,013
Interest payable on notes to members	3,785	3,799
Unrealized depreciation on foreign currency forward contracts	68	172
Other liabilities	663	657
Total liabilities	290,454	297,494
Members’ equity	35,762	34,666
Total liabilities and members’ equity	$326,216	$332,160

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information ($ in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and fee income	$10,397	$10,629	$30,592	$29,081
Total investment income	$10,397	$10,629	$30,592	$29,081
Interest expense on credit facility	3,753	3,941	11,197	10,608
Interest expense on notes to members	3,785	3,734	11,382	10,604
Administrative fee	166	168	493	488
Other expenses	218	126	573	476
Total expenses	$7,922	$7,969	$23,645	$22,176
Net investment income	2,475	2,660	6,947	6,905
Net realized gains (losses) on investments and foreign currency transactions	(45)	(57)	(97)	31
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	191	661	2,212	1,367
Net increase in members’ equity resulting from operations	$2,621	$3,264	$9,062	$8,303

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2024 and year ended December 31, 2023, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

September 30, 2024

(in thousands, except share and per share data)

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$517,098	$517,098
Second lien secured loans	—	—	5,000	5,000
Unsecured loans	—	—	1,149	1,149
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	23,172	23,172
Equity in STRS JV(1)	—	—	—	23,503
Total investments	$—	$—	$630,835	$654,338
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $12,497 as of September 30, 2024, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at ($16) as of September 30, 2024, are characterized in Level 2 of the fair value hierarchy.

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

September 30, 2024

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended September 30, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$522,943	$5,002	$1,261	$84,416	$23,080	$636,702
Funding of investments	52,899	—	—	—	—	52,899
Non-cash interest income	2,175	—	26	—	—	2,201
Accretion of discount	1,245	2	2	—	—	1,249
Proceeds from paydowns and sales	(46,121)	—	—	—	—	(46,121)
Conversions	—	—	(167)	—	167	—
Realized gains (losses)	(35)	—	—	—	—	(35)
Net unrealized appreciation (depreciation)	(16,008)	(4)	27	—	(75)	(16,060)
Fair value, end of period	$517,098	$5,000	$1,149	$84,416	$23,172	$630,835
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2024	$(15,454)	$(4)	$27	$—	$(75)	$(15,506)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Nine months ended September 30, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Funding of investments	168,899	—	—	—	442	169,341
Non-cash interest income	5,999	—	68	—	—	6,067
Accretion of discount	3,127	19	4	—	—	3,150
Proceeds from paydowns and sales	(195,431)	(2,040)	—	—	—	(197,471)
Conversions	(8,852)	(11,769)	886	—	19,735	—
Realized gains (losses)	(578)	(5,817)	—	—	—	(6,395)
Net unrealized appreciation (depreciation)	(11,944)	8,361	24	—	(13,684)	(17,243)
Fair value, end of period	$517,098	$5,000	$1,149	$84,416	$23,172	$630,835
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2024	$(21,376)	$92	$24	$—	$(13,684)	$(34,944)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended September 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$592,900	$17,132	$167	$81,472	$15,752	$707,423
Funding of investments	21,129	—	—	2,944	15	24,088
Non-cash interest income	874	—	—	—	—	874
Accretion of discount	1,191	22	—	—	—	1,213
Proceeds from paydowns and sales	(42,592)	(155)	—	—	—	(42,747)
Realized gains (losses)	(383)	—	—	—	—	(383)
Net unrealized appreciation (depreciation)	(5,575)	(699)	—	—	252	(6,022)
Fair value, end of period	$567,544	$16,300	$167	$84,416	$16,019	$684,446
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2023	$(5,742)	$(700)	$—	$—	$253	$(6,189)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Nine months ended September 30, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	85,603	—	—	4,416	798	90,817
Non-cash interest income	4,542	—	—	—	—	4,542
Accretion of discount (premium)	3,218	65	—	—	—	3,283
Proceeds from paydowns and sales	(130,788)	(155)	—	—	(6,605)	(137,548)
Conversions	(4,537)	—	—	—	4,537	—
Realized gains (losses)	(483)	—	—	—	(339)	(822)
Net unrealized appreciation (depreciation)	(8,278)	(4,244)	—	—	(3,372)	(15,894)
Fair value, end of period	$567,544	$16,300	$167	$84,416	$16,019	$684,446
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2023	$(9,858)	$(4,245)	$—	$—	$(3,935)	$(18,038)

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

September 30, 2024

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	September 30, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$426,756	Discounted cash flow analysis	Discount Rate	8.1% - 26.6% (13.0%)
	26,959	Recent transaction	Transaction Price	98.0 - 99.3 (98.2)
	24,356	Enterprise value analysis	EBITDA Multiple	5.7 - 7.9 (6.2)
	1,522	Enterprise value analysis	Revenue Multiple	1.5 - 1.5 (1.5)
	14,332	Expected repayment	Transaction Price	100.0 - 100.0 (100.0)
	22,988	Market quotations	Broker quoted price	93.2 - 96.3 (94.5)
	185	Option pricing Model	Volatility	15.7 - 15.7 (15.7)
Second lien secured loans	5,000	Discounted cash flow analysis	Discount rate	11.2% - 11.2% (11.2%)
Unsecured loans	1,149	Discounted cash flow analysis	Discount rate	13.4% - 14.0% (13.7%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	95	Discounted cash flow analysis	Discount rate	28.4% - 28.4% (28.4%)
	9,969	Enterprise value analysis	EBITDA multiple	5.2 - 13.4 (9.6)
	8,043	Enterprise value analysis	Revenue Multiple	1.5 - 1.8 (1.8)
	2,784	Recent transaction	Transaction price	1.0 - 2.2 (2.1)
Preferred equity	141	Discounted cash flow analysis	Discount rate	16.5% - 16.5% (16.5%)
	2,101	Enterprise value analysis	EBITDA multiple	6.0 - 11.2 (7.4)
Warrant	39	Discounted cash flow analysis	Discount rate	28.4% - 28.4% (28.4%)
Total Level 3 Investments	$630,835
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2023	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$510,739	Discounted cash flow analysis	Discount rate	11.0% - 30.3% (13.9%)
	34,016	Recent transaction	Transaction price	89.0 - 98.8 (96.2)
	10,477	Enterprise value analysis	EBITDA multiple	8.6 - 8.6 (8.6)
	646	Option pricing Model	Volatility	17.2 - 17.2 (17.2)
Second lien secured loans	14,645	Discounted cash flow analysis	Discount rate	12.6% - 24.0% (20.2%)
	1,601	Enterprise value analysis	EBITDA multiple	6.3 - 6.3 (6.3)
Unsecured loans	167	Enterprise value analysis	EBITDA multiple	7.1 - 7.1 (7.1)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	3,175	Discounted cash flow analysis	Discount rate	14.7% - 30.3% (16.6%)
	6,927	Enterprise value analysis	EBITDA multiple	5.5 - 13.2 (8.8)
	709	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	832	Discounted cash flow analysis	Discount rate	29.9% - 30.3% (29.9%)
	1,511	Enterprise value analysis	EBITDA multiple	6.0 - 10.5 (6.7)
Warrant	3,525	Discounted cash flow analysis	Discount rate	26.2% - 30.2% (26.3%)
Total Level 3 Investments	$673,386
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

September 30, 2024

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

The following table presents the principal amount and fair value of the Company’s borrowings as of September 30, 2024 and December 31, 2023. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of September 30, 2024, and December 31, 2023 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of September 30, 2024, the fair value of the 7.875% 2028 Notes approximates the principal amounts outstanding. As of December 31, 2023, the fair value of the 7.875% 2028 Notes were estimated using a discounted future cash flows to the valuation date and the carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion.

		As of September 30, 2024		As of December 31, 2023
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$161,594	$160,637	$196,512	$194,926
5.375% 2025 Notes	3	40,000	39,200	40,000	38,369
5.375% 2026 Notes	3	10,000	9,603	10,000	9,365
4.000% 2026 Notes	3	75,000	69,914	75,000	67,511
5.625% 2027 Notes	3	10,000	9,509	10,000	9,261
4.250% 2028 Notes	3	25,000	22,222	25,000	21,379
7.875% 2028 Notes	3	34,500	34,500	34,500	34,365
		$356,094	$345,585	$391,012	$375,176

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

was enacted into law. The SBCAA amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage for borrowed amounts were 183.4% and 181.0%, respectively.

Total borrowings outstanding and available as of September 30, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$161,594	$160,637	$173,406
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,859	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,936	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,247	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,920	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,783	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,414	—
Total debt			$356,094	$352,796	$173,406
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$196,512	$194,926	$138,488
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,761	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,914	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,992	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,901	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,745	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,209	—
Total debt			$391,012	$386,448	$138,488
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

September 30, 2024

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

On February 4, 2022, the terms of the Credit Facility were further amended to apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the Credit Facility.

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

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $523,247 as of September 30, 2024. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of September 30, 2024, the Company had $161,594 in outstanding borrowings and $173,406 undrawn under the Credit Facility. Weighted average outstanding borrowings were $175,830 and $190,215 at a weighted average interest rate of 7.69% and 7.79% for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the interest rate in effect on outstanding borrowings was 7.44%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of September 30, 2024, $173,406 was available to be drawn by the Company based on these requirements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On October 30, 2024, at an in-person meeting, the Company’s board of directors approved a second amended and restated investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”). Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

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

The following table details management fee expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
Management Fee ($ in thousands)	2024	2023	2024	2023
Base management fee	$3,014	$3,673	$9,196	$11,089
Total management fees	$3,014	$3,673	$9,196	$11,089

As of September 30, 2024 and December 31, 2023, management fees payable on the consolidated statements of assets and liabilities were $3,014 and $3,595, respectively.

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

September 30, 2024

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
Performance-based Incentive Fee ($ in thousands)	2024	2023	2024	2023
Income incentive fee	$2,289	$2,703	$7,315	$8,027
Capital gains incentive fee	—	—	—	—
Total performance-based incentive fees	$2,289	$2,703	$7,315	$8,027

As of September 30, 2024 and December 31, 2023, incentive fees payable on the consolidated statements of assets and liabilities were $15,854 and $10,470, respectively. As of September 30, 2024 and December 31, 2023, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

Administration outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis without any profit to WhiteHorse Administration.

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During both the three and nine months ended September 30, 2024 and September 30, 2023, the Company incurred $171 and $512 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of September 30, 2024 and December 31, 2023, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of September 30, 2024 and December 31, 2023, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $5,824,955 and $4,977,275, respectively.

STRS JV: For the three and nine months ended September 30, 2024, the Company sold $15,054 and $45,520 of investments to STRS JV and recognized $12 and $14 of net realized losses, respectively. For the three and nine months ended September 30, 2023, the Company sold $8,844 and $47,317 of investments to STRS JV and recognized $1 and $99 of net realized losses, respectively.

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

The balance of unfunded commitments to extend credit was $28,208 and $21,440 as of September 30, 2024 and December 31, 2023, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of September 30, 2024 and December 31, 2023:

Unfunded Commitments ($ in thousands)	As of September 30, 2024	As of December 31, 2023
Revolving Loan Commitments:
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	$—	$447
Branford Filtration, LLC (d/b/a Clean Solutions Group)	—	387
Bridgepoint Healthcare, LLC	1,350	1,588
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	184	—
Claridge Products and Equipment, LLC	70	351
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	356	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	700	700
Lab Logistics, LLC	62	—
Leviathan Intermediate Holdco, LLC	570	570
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	267	572
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	473	709
MSI Information Services, Inc.	—	225
M&M OpCo. LLC (d/b/a Escalent, Inc.)	238	238
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	—	30
PANOS Brands, LLC	343	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	—
PLTFRM Companies, LLC	174	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	610
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	366	—
Telestream Holdings Corporation	143	87
The Kyjen Company, LLC (d/b/a Outward Hound)	798	798
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	515	—
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	1,195	—
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	—
Total unfunded revolving loan commitments	16,058	12,113

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	—
Avision Holdings, LLC (d/b/a Avision Sales Group)	1,756	—
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	—	140
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	—	895
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	227	648
Monarch Collective Holdings, LLC	2,783	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	2,104	1,407
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	—	6,237
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	1,463	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	1,107	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	—
Total unfunded delayed draw loan commitments	12,150	9,327
Total Unfunded Commitments	$28,208	$21,440

As of September 30, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

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

No shares were issued pursuant to the ATM program during the three and nine months ended September 30, 2024 and 2023, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2024

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2024	2023
Per share data:(1)
Net asset value, beginning of period	$13.63	$14.30
Net investment income	1.26	1.38
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.96)	(0.65)
Net increase in net assets resulting from operations	0.30	0.73
Distributions declared from net investment income	(1.16)	(1.16)
Net asset value, end of period	$12.77	$13.87
Total annualized return based on market value(2)	(7.91)%	(2.87)%
Total annualized return based on net asset value	2.94%	6.86%
Net assets, end of period	$296,875	$322,295
Per share market value at end of period	$11.57	$12.77
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	14.92%	15.14%
Ratio of incentive fees to average net assets	3.10%	3.24%
Ratio of total expenses to average net assets(4)	18.02%	18.38%
Ratio of net investment income to average net assets(4)	12.39%	12.97%
Portfolio turnover ratio	25.01%	11.76%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$(6,858)	$5,599	$6,950	$16,986
Weighted average shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$(0.30)	$0.24	$0.30	$0.73

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

We were formed on December 28, 2011 and commenced operations on January 1, 2012. We were originally capitalized with approximately $176.3 million of contributed assets from two private funds that were advised by an affiliate of H.I.G. Capital, L.L.C., or H.I.G. Capital. These assets were contributed as of January 1, 2012 in exchange for 11,752,383 units in WhiteHorse Finance, LLC. On December 4, 2012, we converted from a Delaware LLC into a Delaware corporation and elected to be treated as a business development company under the 1940 Act.

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

Reference Rate Reform

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it would phase out the use of the London Interbank Offer Rate, or LIBOR, by 2021. One-week and two-month U.S.

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

Recent Developments

None.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and September 30, 2023

Set forth below are the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Total investment income	$22,851	$25,868	$(3,017)	$71,808	$77,627	$(5,819)
Total expenses	13,697	15,055	(1,358)	42,547	45,518	(2,971)
Net investment income	9,154	10,813	(1,659)	29,261	32,109	(2,848)
Net realized gains/(losses) on investments and foreign currency transactions	39	211	(172)	(5,688)	607	(6,295)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(16,051)	(5,425)	(10,626)	(16,623)	(15,730)	(893)
Net increase (decrease) in net assets resulting from operations	$(6,858)	$5,599	$(12,457)	$6,950	$16,986	$(10,036)

The consolidated results of operations described below may not be indicative of the results we report in future periods. Net investment income and net increase or decrease in net assets can vary substantially from period to period due to various reasons, including the level of new investments and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, period to period comparisons of net increases or decreases in net assets resulting from operations may not be meaningful.

Consolidated operating results for the three and nine months ended September 30, 2024 and 2023 are as follows:

Net Investment Income

Net investment income for the three and nine months ended September 30, 2024 totaled $9.2 million and $29.3 million, respectively. Net investment income for the three and nine months ended September 30, 2023 totaled $10.8 million and $32.1 million, respectively. Net investment income decreased by $1.7 million and $2.8 million for the three and nine months ended September 30, 2024 from the three and nine months ended September 30, 2023, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$16,363	$19,992	$(3,629)	$51,622	$58,920	$(7,298)
PIK income	2,201	1,147	1,054	6,067	4,426	1,641
Fee and dividend income	276	812	(536)	1,404	2,881	(1,477)
Investment income of STRS JV:
Interest and dividend income	$4,011	$3,917	$94	$12,715	$11,400	$1,315
Total investment income	$22,851	$25,868	$(3,017)	$71,808	$77,627	$(5,819)

Interest income other than PIK decreased $3.6 million and $7.3 million, respectively, for the three and nine months ended September 30, 2024 from the three and nine months ended September 30, 2023, primarily attributable to lower yields and portfolio size. For the three and nine months ended September 30, 2024, the weighted average size of the debt portfolio, excluding STRS JV, was $567.7 million and $590.2 million, respectively. For the three and nine months ended September 30, 2024, the weighted average yield, excluding STRS JV, was 10.3% and 10.7%, respectively. For the three and nine months ended September 30, 2023, the weighted average size of the debt portfolio, excluding STRS JV, was $636.1 million and $650.2 million, respectively. For the three and nine months ended September 30, 2023, the weighted average yield, excluding STRS JV, was 11.7% and 11.3%, respectively. For the three and nine months ended September 30, 2024, there was a reversal of accrued interest from our investment to Telestream Holdings Corporation, negatively impacting total investment income by $0.3 million, or approximately $0.013 cents per share.

PIK income increased by $1.1 million for the three months ended September 30, 2024 from the three months ended September 30, 2023, primarily from investments to MSI Information Services, Inc. PIK income increased by $1.6 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, primarily from investments to portfolio companies Honors Holdings, LLC (d/b/a Orange Theory), MSI Information Services, Inc. and Telestream Holdings Corporation. We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected.

Fee and dividend income decreased by $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2024 from the three and nine months ended September 30, 2023 due to lower non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $1.3 million for the nine months ended September 30, 2024 from the nine months ended September 30, 2023, primarily attributable to an increase in base rates.

Operating Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Three Months	Nine months ended September 30,		Nine Months
($ in thousands)	2024	2023	Variance	2024	2023	Variance
Interest expense	$6,928	$7,559	$(631)	$21,402	$22,418	$(1,016)
Base management fees	3,014	3,673	(659)	9,196	11,089	(1,893)
Performance-based incentive fees	2,289	2,703	(414)	7,315	8,027	(712)
Administrative service fees	171	171	—	512	512	—
General and administrative expenses	1,001	774	227	3,269	2,797	472
Total expenses, before excise tax	13,403	14,880	(1,477)	41,694	44,843	(3,149)
Excise tax	294	175	119	853	675	178
Total expenses, including excise tax	$13,697	$15,055	$(1,358)	$42,547	$45,518	$(2,971)

Interest expense decreased $0.6 million and $1.0 million for the three and nine months ended September 30, 2024 from the three and nine months ended September 30, 2023, primarily due to a decrease in total debt outstanding. For the three and nine months ended September 30, 2024, the weighted average outstanding borrowings were $370.3 million and $384.7 million at a weighted average interest rate of 6.36% and 6.46%, respectively. For the three and nine months ended September 30, 2023, the weighted average outstanding borrowings were $421.6 million and $434.6 million at a weighted average interest rate of 6.52% and 6.33%, respectively.

Base management fees decreased by $0.7 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, from the three and nine months ended September 30, 2023 due to the base management fee rate reduction to 1.75%, from 2.00% effective January 1, 2024.

Performance-based incentive fees decreased by $0.4 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, from the three and nine months ended September 30, 2023 due to lower pre-incentive fee net investment income. There was no capital gains incentive fee incurred for both the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.

General and administrative expenses increased by $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, from the three and nine months ended September 30, 2023, primarily due to higher professional and legal fees.

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

Excise tax was $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. Excise tax was $0.2 million and $0.7 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024 and December 31, 2023, we accrued a net federal excise tax expense of $0.8 million and $1.0 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
AG Kings Holdings Inc.(1)	$—	$0.1	$0.6	$0.5
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	—	—	(3.1)	—
Arcole Acquisition Corp (PI Financial)	—	—	—	(0.3)
ATSG, Inc.	—	—	—	(0.1)
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	—	—	(2.9)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	—	(0.2)	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	—	(0.4)	—	(0.4)
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	—	—	(0.2)	—
Other(2)	—	—	0.1	—
Total net realized gains/(losses) on investments	$—	$(0.3)	$(5.7)	$(0.3)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2024	2023	2024	2023
Gross unrealized appreciation on investments	$5.4	$5.2	$8.3	$8.9
Gross unrealized depreciation on investments	(20.8)	(10.3)	(28.2)	(24.5)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	(0.5)	(0.3)	3.0	0.7
Total unrealized appreciation (depreciation) on investments	$(15.9)	$(5.4)	$(16.9)	$(14.9)
(1)	The nine months ended September 30, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable. The three and nine months ended September 30, 2023 includes unrealized depreciation from the collection of the AG Kings Holdings Inc. escrow receivable of $0.1 million and $0.1 million, respectively.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2024 and December 31, 2023, we had commitments to fund approximately $28.2 million and $21.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $57.7 million during the nine months ended September 30, 2024, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $61.5 million during the nine months ended September 30, 2024, primarily for repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of September 30, 2024, we had cash and cash equivalent resources of $20.7 million, including $9.5 million of restricted cash. As of September 30, 2024, we had approximately $173.4 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2023, we had cash and cash equivalent resources of $24.5 million, including $13.7 million of restricted cash. As of December 31, 2023, we had approximately $138.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of September 30, 2024, STRS JV had total assets of $326.2 million. As of December 31, 2023, STRS JV had total assets of $332.2 million.

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

As of September 30, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of September 30, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of September 30, 2024 and December 31, 2023:

($ in thousands)	As of September 30, 2024	As of December 31, 2023
Total investments(1)	$309,797	$312,217
Weighted average effective yield on total portfolio(2)	11.7%	12.4%
Number of portfolio companies in STRS JV	38	34
Largest portfolio company investment(1)	18,763	18,853
Total of five largest portfolio company investments(1)	80,847	83,564
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of September 30, 2024		As of December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$308,338	$309,797	$312,807	$312,217
Total	$308,338	$309,797	$312,807	$312,217

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2024		As of December 31, 2023
Advertising	$12,066	3.9%	$12,040	3.9%
Aerospace & Defense	3,639	1.2	—	—
Air Freight & Logistics	3,321	1.1	3,504	1.1
Broadline Retail	18,764	6.1	18,759	6.0
Building Products	13,458	4.3	13,313	4.3
Construction & Engineering	16,438	5.3	9,550	3.1
Data Processing & Outsourced Services	13,721	4.4	14,659	4.7
Distributors	4,069	1.3	—	—
Diversified Support Services	19,249	6.2	19,136	6.1
Electronic Equipment & Instruments	—	—	13,269	4.2
Environmental & Facilities Services	27,686	8.9	19,691	6.2
Food Distributors	4,948	1.6	—	—
Health Care Facilities	6,196	2.0	—	—
Health Care Services	5,026	1.6	5,022	1.6
Health Care Supplies	7,717	2.5	7,530	2.4
Household Appliances	8,129	2.6	8,168	2.6
Industrial Machinery & Supplies & Components	—	—	6,561	2.1
Investment Banking & Brokerage	—	—	4,977	1.6
IT Consulting & Other Services	42,663	13.8	51,295	16.4
Packaged Foods & Meats	11,175	3.6	6,904	2.2
Paper & Plastic Packaging Products & Materials	14,905	4.8	14,913	4.8
Personal Care Products	—	—	5,957	2.0
Pharmaceuticals	16,438	5.3	16,416	5.3
Real Estate Services	13,823	4.5	19,256	6.2
Research & Consulting Services	22,011	7.1	16,149	5.2
Technology Hardware, Storage & Peripherals	18,009	5.8	18,853	6.0
Wireless Telecommunication Services	6,346	2.1	6,295	2.0
Total	$309,797	100.0%	$312,217	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2024 and December 31, 2023 and selected statement of operations information for the three and nine months ended September 30, 2024 and 2023.

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

On February 4, 2022, the terms of the Credit Facility were further amended to, among other things apply an annual interest rate equal to applicable SOFR plus 2.50% to any borrowings under the Credit Facility.

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

As of September 30, 2024, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of September 30, 2024, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

As of September 30, 2024, there were $161.6 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $173.4 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $523.2 million as of September 30, 2024.

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

Portfolio Investments and Yield

As of September 30, 2024, our investment portfolio consisted primarily of senior secured loans across 129 positions in 73 companies with an aggregate fair value of $654.3 million. As of September 30, 2024, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 1.3% based on fair value. As of September 30, 2024, our portfolio had an average investment size of $4.3 million based on fair value and average debt investment size of $5.6 million, with investment sizes ranging from zero to $20.7 million and a weighted average effective yield of 10.6% (and a weighted average effective yield on income-producing debt investments of 13.1%).

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

For the nine months ended September 30, 2024, we invested $169.3 million in new and existing portfolio companies, offset by repayments and sales of $198.1 million. Proceeds from sales totaled $72.9 million while repayments included $5.0 million of scheduled repayments and $120.2 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of September 30, 2024		As of December 31, 2023
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$82.0	12.5%	$127.4	18.3%
2	409.3	62.6	413.7	59.4
3	119.5	18.3	133.7	19.2
4	40.1	6.1	6.3	0.9
5	3.4	0.5	15.1	2.2
Total Portfolio	$654.3	100.0%	$696.2	100.0%

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

During the three and nine months ended September 30, 2024, we declared to stockholders distributions of $0.385 and $1.155, respectively, per share for total distributions of $8.9 million and $26.8 million, respectively. During the three and nine months ended September 30, 2023 we declared to stockholders distributions of $0.37 and $1.165, respectively, per share for total distributions of $8.6 million and $27.1 million, respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2024, we estimate that distributions to stockholders included $26.8 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2023 and current earnings for the nine months ended September 30, 2024. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(17,367)	$(5,009)	$(12,358)
(250)	(14,518)	(4,174)	(10,344)
(200)	(11,665)	(3,339)	(8,326)
(150)	(8,761)	(2,505)	(6,256)
(100)	(5,841)	(1,670)	(4,171)
(50)	(2,920)	(835)	(2,085)
50	2,920	835	2,085
100	5,841	1,670	4,171
150	8,761	2,505	6,256
200	11,682	3,339	8,343
250	14,602	4,174	10,428
300	17,522	5,009	12,513
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of September 30, 2024, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect net increase or decrease in net assets resulting from operations or net income. It also does not adjust for the effect of the time-lag between a change in the relevant interest rate index and the rate adjustment under the applicable loan. Accordingly, we can offer no assurances that actual results would not differ materially from the statement above.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2024	2023	2024	2023
Realized gain (loss) on forward currency contracts	$9	$(9)	$9	$(12)
Unrealized appreciation (depreciation) on forward currency contracts	(9)	31	27	25
Total net realized and unrealized gains (losses) on forward currency contracts	$—	$22	$36	$13

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WhiteHorse Finance, Inc.

Dated: November 7, 2024	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2024	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)