Form 10-K
period 2024-12-31
WhiteHorse Finance, Inc.
filed 2025-03-07
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2024 based on the closing price on that date of $12.27 on the Nasdaq Global Select Market was approximately $224.2 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 23,243,088 shares of the registrant’s common stock outstanding as of February 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

●	“we,” “us,” “our,” the “Company” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below) and WhiteHorse California (as defined below);
●	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
●	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
●	“WhiteHorse California” refers to WhiteHorse Finance (CA), LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Credit;
●	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“5.375% 2025 Notes” refer to the $40 million aggregate principal amount of 5.375% unsecured notes due 2025 privately issued on October 20, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2025 Note Purchase Agreement” refers to the note purchase agreement, dated October 20, 2020, governing the issuance and sale of the 5.375% 2025 Notes;
●	“5.375% 2026 Notes” refer to the $10 million aggregate principal amount of 5.375% unsecured notes due 2026 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2026 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.375% 2026 Notes;
●	“5.625% 2027 Notes” refer to the $10 million aggregate principal amount of 5.625% unsecured notes due 2027 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2027 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.625% 2027 Notes;
●	“4.250% 2028 Notes” refer to the $25 million aggregate principal amount of 4.25% unsecured notes due 2028 privately issued on December 6, 2021 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2028 Note Purchase Agreement” refers to the note purchase agreement, dated December 6, 2021, governing the issuance and sale of the 4.25% 2028 Notes;

●	“4.000% 2026 Notes” refer to the $75 million aggregate principal amount of 4.00% unsecured notes due 2026 issued on November 24, 2021;
●	“7.875% 2028 Notes” refer to the $34.5 million aggregate principal amount of 7.875% unsecured notes due 2028 issued August 24, 2023;
●	“6.000% 2023 Notes” refer to the $30 million aggregate principal amount of 6.00% unsecured notes due 2023 privately issued on August 7, 2018 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“Public Notes” refers (unless the context otherwise requires) collectively to the 7.875% 2028 Notes and the 4.000% 2026 Notes;
●	“Private Notes” refers (unless the context otherwise requires) collectively to the 6.000% 2023 Notes, the 5.375% 2025 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes;
●	“2020 Notes” refer to the $30 million senior notes issued on July 23, 2013 and fully redeemed by us on August 9, 2018;
●	“2025 Public Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018 and fully redeemed by us on December 17, 2021; and
●	“Credit Facility” refers to the $335 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future.

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

As of December 31, 2024, our investment portfolio consisted primarily of senior secured loans across 127 positions in 71 companies with an aggregate fair value of approximately $642.2 million. As of December 31, 2023, our investment portfolio consisted primarily of senior secured loans across 116 positions in 72 companies with an aggregate fair value of approximately $696.2 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We are subject to substantial regulation, including regulations governing our operation as a business development company and RIC. The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective and affect our ability to, and the way in which we, raise additional debt or equity capital.
●	We are highly dependent upon our Investment Adviser, H.I.G. Capital and their respective affiliates for our future success, including their key personnel, proprietary deal-flow network of potential deal sources and expertise.
●	There are significant potential conflicts of interest that could affect our investment returns, particularly conflicts of interests of our Investment Adviser and its affiliates.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	We are exposed to risks associated with changes in interest rates.
●	Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
●	Our investment opportunities may be limited by the highly competitive market in which we operate.
●	Our returns will be reduced by any corporate income tax that our subsidiaries pay.

●	We finance our investments with borrowed money, which will increase the potential for gain or loss on amounts invested and may increase the risk of investing in us. Additionally, the SBCAA allows us to incur additional leverage, which may further magnify the risks of investing with us.
●	Our business and the businesses of our portfolio companies are dependent on bank relationships, and recent concerns associated with the banking system may adversely impact us.
●	We may be exposed to higher risks with respect to our investments that include original issue discount, or OID, or contractual payment-in-kind interest, or PIK interest.
●	We may expose ourselves to risks by engaging in hedging transactions.
●	Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
●	A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.
●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Provisions of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation and bylaws, and documents governing our indebtedness could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.
●	Each of our Investment Adviser and our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance may adversely affect us and the market price of our common stock.
●	Our investments in portfolio companies may be risky, and we could lose all or parts of our investments. Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.
●	We may invest through joint ventures, partnerships or other special purpose vehicles, and our investments through these vehicles may entail greater risks; investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
●	We are subject to risks related to indebtedness, including indebtedness under our Credit Facility and our public and private notes, which may have a material adverse effect on our business, financial condition and results of operations.
●	The trading market or market value of our publicly issued debt and equity securities may fluctuate.
●	Our credit ratings may not reflect all risks of an investment in our debt securities.

●	If we receive stockholder approval, we may issue shares of our common stock at a price below the then current net asset value, or NAV, per share of our common stock, which could materially dilute your interest in our common stock and reduce our NAV per share.
●	Investing in our equity securities may involve an above average degree of risk, including the risk that our shares may trade at a discount to their NAV, the risk that you may not receive distributions, the risk that you could experience dilution in your ownership percentage if you do not participate in our distribution reinvestment plan, and the risk that you may receive shares of our common stock as dividends.
●	We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
●	Global economic, political and market conditions, including those caused by the ongoing war between Russia and Ukraine and, the conflicts in the Middle East, as well as global pandemics, may adversely affect our business, results of operations and financial condition.
●	Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
●	We and our Investment Adviser could be the target of litigation.
●	We are subject to ongoing risks related to corporate social responsibility.
●	We are subject to risks associated with artificial intelligence and machine learning technology.

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

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2024, H.I.G. Capital managed approximately $63 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 535 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

Investment Process Overview

Sourcing. Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 32 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for its approximately 535 investment professionals throughout its 19 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence. We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 32 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2024 and 2023:

	As of December 31, 2024		As of December 31, 2023
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$70.5	11.0%	$127.4	18.3%
2	395.4	61.5	413.7	59.4
3	128.9	20.1	133.7	19.2
4	38.9	6.1	6.3	0.9
5	8.5	1.3	15.1	2.2
Total Portfolio	$642.2	100.0%	$696.2	100.0%

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

WHF STRS Ohio Senior Loan Fund

In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically are based on a floating interest rate index such as SOFR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2024 and 2023, STRS JV had $309.1 million and $332.2 million in total assets, respectively.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2024, we and STRS Ohio owned 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Base Management Fee

Effective January 1, 2024, the base management fee is calculated at an annual rate equal to 1.75% based on our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

Prior to January 1, 2024, the base management fee is calculated at an annual rate of 2.00% based on our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds) that exceed the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

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

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012 and subsequently amended and restated on August 1, 2018 and February 22, 2024 was most recently re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on October 30, 2024. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On October 30, 2024, our board of directors voted unanimously to approve the amendment and restatement of the Investment Advisory Agreement, dated as of February 22, 2024. In reaching its decision to approve the amendment and restatement of the Investment Advisory Agreement, our board of directors considered information it received relating to:

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

In connection with their consideration of the amendment and restatement of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on October 30, 2024, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and approved the amendment and restatement of the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others, including the reimbursement by us of amounts paid by the Administration on our behalf. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors on October 30, 2024. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us, or the Exclusion. Therefore, the Investment Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2025.

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

As a business development company, we are permitted under the 1940 Act to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018. These actions increased our maximum debt to equity ratio from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2024, our asset coverage for borrowed amounts was 180.4%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

Our business and the businesses of our portfolio companies are dependent on bank relationships and concerns associated with the banking system may adversely impact us.

In recent years, the financial markets experienced volatility in connection with concerns that some banks, especially small and regional banks, may have significant investment-related losses that might make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist certain banks and protect depositors, some banks have already been impacted and others may be adversely impacted in the future, by such volatility. Our business and the businesses of our portfolio companies are dependent on bank relationships, and we are proactively monitoring the financial health of these relationships. Continued strain on the banking system may adversely impact the business, financial condition and results of operations of us and our portfolio companies.

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

Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of December 31, 2024, our total outstanding indebtedness was $356.0 million and our asset coverage was 180.4%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2024, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2024 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2024.

The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(32.2)%	(21.0)%	(9.8)%	1.5%	12.7%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(42.6)%	(27.6)%	(12.6)%	2.4%	17.4%
(1)	Assumes $676.8 million in total assets, $356.0 million in debt outstanding and $286.1 million in net assets as of December 31, 2024, and an average cost of funds of 5.94%, which is our weighted average borrowing cost as of December 31, 2024.
(2)	Assumes $893.1 million in total assets, $572.3 million in debt outstanding and $286.1 million in net assets as of December 31, 2024, and an average cost of funds of 6.29%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2024.

Based on our outstanding indebtedness of $356.0 million as of December 31, 2024 and an average cost of funds of 6.88%, 5.375%, 5.375%, 4.00%, 5.625%, 4.250% and 7.875%, which were the effective annualized interest rates of the Credit Facility, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.29% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $572.3 million (equal to an assumed 150% asset coverage ratio) and an average cost of funds of 6.88%, 5.375%, 5.375%, 4.00%, 5.625%, 4.250% and 7.875%, which were the effective annualized interest rates of the Credit Facility, 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes, respectively, as of December 31, 2024, our investment portfolio must experience an annual return of at least 4.19% to cover annual interest payments on our outstanding indebtedness.

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

Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions also is limited by rules adopted by the CFTC. Our Investment Adviser has claimed Exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ended December 31, 2024.

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

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, or the Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA.

Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. As of September 30, 2024, the remaining synthetic LIBOR settings were published for the last time and all LIBOR settings have now permanently ceased.

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

We are exposed to risks associated with changes in interest rates, including increasing the difficulty for portfolio companies paying loans

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

From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation concerns and maintained the same benchmark rate from July 2023 to September 2024. While the Federal Reserve cut its benchmark rate in the third quarter of 2024 for the first time since March 2020 and indicated that there may be additional rate cuts in 2025, following the most recent cut in December 2024, future reductions to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future.

Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If the interest rates increase, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given a portion of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” Conversely, if interest rates decrease we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. From time to time, we may also enter into certain hedging transactions to mitigate our exposure to changes in interest rates. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Certain of our portfolio companies are in industries that have been impacted by inflation. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “Risk Factors — We are exposed to risks associated with changes in interest rates, including increasing the difficulty for portfolio companies paying loans.”

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

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions, as well as interpretations or directives from the U.S. presidential administration and others in the executive branch, that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. The Biden administration enacted significant changes to the existing U.S. tax rules that include, among others, a minimum tax on book income and profits of certain multinational corporations, and there are a number of proposals in the U.S. Congress that would similarly modify the existing U.S. tax rules. If additional regulations are adopted, if existing laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

As of December 31, 2024, our investments in portfolio companies that operate in the health care sector represented 9.0% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

Significant potential changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, may have material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

On February 1, 2025, Donald Trump announced the imposition of a 25% additional tariff on imports from Canada and Mexico as well as an additional 10% tariff on imports from China as part of a broader strategy to leverage access to American markets in exchange for concessions from other countries. The continued pursuit of such a strategy could result in changes to American trade policy, that would negatively impact our portfolio companies by subjecting them to the aforementioned material negative effects associated with tariffs and an increasingly uncertain investment environment.

We are currently operating in a period of severe capital markets disruptions and economic uncertainty which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have recently experienced, and continue to experience, extreme volatility and disruption as a result of inflation, changing interest rates, the Russia-Ukraine war, conflicts in the Middle East and the possibility of an economic recession. These events are having an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could have a material adverse effect on our business, financial condition and results of operations. See “— Continued uncertainty surrounding geopolitical and economic conditions could have a material adverse effect on our business, results of operations and financial condition.”

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

Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are negatively impacting and will continue to negatively impact us and our portfolio companies in the future. The effects of public health crises, may materially and adversely affect (i) the value of our investments and the performance of us and our portfolio companies, (ii) the ability of our portfolio companies to continue to satisfy loan covenants or make timely payments under loans provided by us, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations to our lenders on time or at all, or (iv) our ability to source, manage and achieve our investment objectives, all of which could adversely impact our portfolio companies and our results of operations.

Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. There may be substantial financial penalties or fines for breach of privacy laws (which may include insufficient security for personal or other sensitive information). Non-compliance with any applicable privacy or data security laws represents a serious risk to our business. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. The costs related to cybersecurity incidents may not be fully insured or indemnified. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by our Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, our Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

There is ongoing public scrutiny related to environmental, social and governance (“ESG”) activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

Continued uncertainty surrounding geopolitical and economic conditions could have a material adverse effect on our business, results of operations and financial condition.

International security issues and adverse developments in respect thereof such as the current political tension between Russia, Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity. The conflicts between Russia and Ukraine and in the Middle East have caused disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflicts have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflicts may escalate and its resolution is unclear. For example, the U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

In addition, the ongoing conflicts in the Middle East may also cause additional inflation, disrupt supply chains and potentially destabilize the region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by sanctions, and it is not possible to predict how long such conflicts and any related sanctions will last. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as at the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business or our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Investment Adviser, and our portfolio companies. The Company and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, use AI in their business activities. The Company and the Investment Adviser may not be in a position to control the use of AI in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Investment Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Investment Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Investment Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Investment Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Investment Adviser.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent we or our portfolio companies are exposed to the risks of AI technology use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

WhiteHorse Finance, Inc. (the “Company,” “we,” “us,” or “our”) maintains structured processes to proactively assess, identify, manage, and mitigate material risks from cybersecurity threats. The Company’s business remains dependent on the communications and information systems of WhiteHorse Advisers, LLC (the “Investment Adviser”) and other third-party service providers. The Investment Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations and is subject to periodic updates, reviews, and independent assessments.

Cybersecurity Program Overview

The Investment Adviser has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The program is aligned with the NIST CSF 2.0 framework, providing a structured approach to identify, protect against, detect, respond to, and recover from cybersecurity threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. In addition, the Investment Adviser actively monitors the current threat landscape to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Investment Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors, to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company relies on the Investment Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company, in coordination with the Investment Adviser’s risk management, legal, information technology, and compliance teams, conducts ongoing due diligence on third-party service providers (including contractual provisions and regular compliance attestations) to ensure they meet requisite cybersecurity standards. For critical vendors, the Company requires SOC 2 Type II reports or similar independent cybersecurity assessments. In lieu of these reports, vendors may provide compensating materials demonstrating the structure and management of their cybersecurity programs.

Board Oversight of Cybersecurity Risks

The board of directors of the Company (the “Board”) provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Chief Information Security Officer (“CISO”) of the Investment Adviser and Chief Compliance Officer (“CCO”) of the Company regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and briefing on material risks from cybersecurity threats and material cybersecurity incidents impacting the Company.

The full Board is collectively responsible for oversight of cybersecurity matters and is updated at every Board meeting. In these updates, the Company’s management and the Investment Adviser’s CISO provide reports on key metrics such as vulnerability scan results, third-party risk assessments, and incident response readiness. The Board also ensures its members receive periodic training or engage external advisors with cybersecurity expertise to strengthen oversight capabilities.

Management's Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO and the CISO of the Investment Adviser, manages the Company’s cybersecurity program, under the supervision of the Company’s Chief Executive Officer. The CCO of the Company oversees the Company’s risk management function generally and relies on the Investment Adviser’s CISO to assist with assessing and managing material risks from cybersecurity threats. The Investment Adviser’s CISO has 23 years of experience actively managing cybersecurity and information security programs for financial services companies with complex and evolving information systems. The Company’s CCO has been responsible for this oversight function as CCO of the Company for 10 years and has worked in the financial services industry for over 20 years, during which time the CCO of the Company has gained expertise in assessing and managing risks applicable to the Company.

Management of the Company, in coordination with the Investment Adviser, actively monitors cybersecurity incident prevention, detection, mitigation, and remediation efforts. The CCO of the Company and the CISO of the Investment Adviser jointly lead the incident response process and escalate incidents to the Board in accordance with established escalation protocols, typically within 48 hours after determining that a cybersecurity incident reaches materiality thresholds requiring Board notification.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company is assessed on an ongoing basis, including how such risks may materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. Management of the Company uses both internal and external inputs—such as threat intelligence feeds, penetration test reports, and third-party cybersecurity assessments—to update these risk evaluations. During the reporting period, the Company had not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

Although there have been no identified material incidents to date, Management of the Company periodically reviews even non-material incidents and near misses to evaluate risk trends and improve response processes. In the event a cybersecurity incident is deemed potentially material, the Company’s incident response plan requires immediate notification to the CCO of the Company, CISO of the Investment Adviser, and the Board, followed by regular status updates until resolution.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the Nasdaq Global Select Market under the symbol “WHF.” As of February 28, 2025, we had 14 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name. The following table sets forth, for each fiscal quarter since January 1, 2023, the NAV per share of our common stock, the high and low sales price for our common stock, such sales price as a premium or discount to our NAV per share and quarterly distributions declared per share.

				Premium
				(Discount) of	(Discount) of	Distributions
		Sales Price		High Sales	Low Sales Price	Declared Per
Period	NAV(1)	High	Low	Price to NAV(2)	to NAV(2)	Share(3)
Fiscal year ending December 31, 2025
First Quarter (through February 28, 2025)	*	$11.10	$9.74	*	*	$0.385
Fiscal year ended December 31, 2024
Fourth Quarter	$12.31	$12.13	$9.65	(1.5)%	(21.6)%	$0.630
Third Quarter	12.77	12.55	11.34	(1.7)	(11.2)	0.385
Second Quarter	13.45	13.30	12.29	(1.1)	(8.6)	0.385
First Quarter	13.50	12.93	12.34	(4.2)	(8.6)	0.385
Fiscal year ended December 31, 2023
Fourth Quarter	$13.63	$13.07	$11.48	(4.1)%	(15.8)%	$0.385
Third Quarter	13.87	13.69	12.08	(1.3)	(12.9)	0.370
Second Quarter	14.00	13.40	11.13	(4.3)	(20.5)	0.370
First Quarter	14.20	13.88	12.14	(2.2)	(14.5)	0.425
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Unless otherwise noted, the distributions were declared from net investment income and long-term capital gains and did not include a return of capital.

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

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2019 to December 31, 2024 with that of the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. This graph assumes that on December 31, 2019, $100 was invested in our common stock, the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. The stock price information reflected in the graph is based upon market closing prices. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Fees and Expenses

The following table is being provided to update, as of December 31, 2024, certain information in our registration statement of Form N-2 (File No. 333-231247), most recently declared effective by the SEC on August 2, 2022. This table will assist you in understanding the various costs and expenses that an investor in shares of our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary from actual results. The following table should not be considered a representation of our future expenses. Actual expenses may be greater or less than shown. Except where the context suggests otherwise, whenever reference to fees or expenses paid by “you” or “us” or that “we” will pay, stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan fees (per sales transaction fee)	$15 Transaction Fee	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.24	%(4)
Incentive fees payable under Investment Advisory Agreement (20% of Pre-Incentive Fee Net Investment Income and 20% of realized capital gains)	3.25	%(5)
Interest payments on borrowed funds	9.75	%(6)
Acquired fund fees and expenses	6.58	%(7)
Other expenses	2.18	%(8)
Total annual expenses	26.00%
(1)	In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, including each underwritten offering by any of the selling stockholders identified under “Selling Stockholders,” the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)	The expenses of the distribution reinvestment plan, which consist primarily of the expenses of Equiniti Trust Company, LLC (f/k/a American Stock Transfer & Trust Company, LLC), our plan administrator, are included in “Other expenses.” If a participant elects by written notice to the plan administrator prior to termination of his or her account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. See “Distribution Reinvestment Plan.”
(4)	Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% based on our gross assets, including assets purchased with borrowed funds; provided, however, our base management fee shall be calculated at an annual rate of 1.25% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds, that exceed the product of (i) 200% and (ii) the value of our total net assets. Our base management fee is payable quarterly in arrears. The SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost.
(5)	The incentive fee referenced in the table above is based on actual amounts of the income-based component of the incentive fee incurred during the year ended December 31, 2024 and the actual amount of the capital gains-based incentive fee recorded during this same period. The incentive fee consists of two components that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

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

(6)	Our stockholders bear directly or indirectly the costs of borrowings under the Credit Facility and other debt instruments. Our actual borrowing costs as a percentage of net assets attributable to common stock on our outstanding indebtedness as of December 31, 2024, which consisted of $161.5 million of indebtedness outstanding under the Credit Facility, $109.5 million of indebtedness outstanding in Public Notes and $85.0 million of indebtedness outstanding in Private Notes, was 9.75%. As of December 31, 2024, the weighted average interest rate for total outstanding debt was 5.94%. Assuming we meet certain disclosure requirements and obtain certain approvals required by the SBCAA, we expect to use leverage to finance a portion of our investments in the future, consistent with the newly enacted rules and regulations under the 1940 Act.
(7)	Our stockholders also indirectly bear 65.71% of the expenses of our investment in STRS JV. No management fee is charged by the Advisor in connection to STRS JV. For this chart, STRS JV fees and operating expenses are based on our share of the actual fees, interest expense and operating expenses of STRS JV for the year ended December 31, 2024. Expenses for STRS JV may fluctuate over time and may be substantially higher or lower in the future.
(8)	Includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, and income and excise taxes. “Other expenses” are based on actual amounts incurred during the year ended December 31, 2024.

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

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return (none of which is subject to the incentive fee)	$207	$518	$728	$1,002

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

If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment as follows:

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return resulting entirely from net realized capital gains (which is subject to the incentive fee based on capital gains)	$217	$543	$763	$1,051

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	the impact of sustained high interest rates;
●	changes in political, economic or industry conditions, and conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing global conflicts and wars
●	the elevated levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file with the U.S. Securities and Exchange Commission, or the SEC in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Recent Developments

On January 17, 2025, the terms of the Credit Facility were amended to, among other things, (i) reduce the applicable margins for interest rates to 2.25%, (ii) extend the non-call period to January 17, 2027, (iii) extend the reinvestment period to January 17, 2028, and (iv) extend the scheduled termination date to January 17, 2030.

For the period January 1, 2025 through March 7, 2025, we contributed three additional assets to the STRS JV, which included one issuer of senior secured debt facilities held as of December 31, 2024.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Set forth below are the consolidated results of operations for the years ended December 31, 2024 and 2023. For information regarding the consolidated results of operations for the year ended December 31, 2022, see the Company’s Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 5, 2024.

The consolidated results of operations described below may not be indicative of the results we report in future periods. Net investment income and net increase or decrease in net assets can vary substantially from period to period due to various reasons, including the level of new investments and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, period to period comparisons of net increases or decrease in net assets resulting from operations may not be meaningful.

Consolidated operating results for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,		2024 vs 2023
($ in thousands)	2024	2023	Variance
Total investment income	$92,817	$103,260	$(10,443)
Total expenses	55,579	60,547	(4,968)
Net investment income	37,238	42,713	(5,475)
Net realized gains/(losses) on investments and foreign currency transactions	(17,981)	947	(18,928)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(8,406)	(23,248)	14,842
Net increase (decrease) in net assets resulting from operations	$10,851	$20,412	$(9,561)

Net Investment Income

Net investment income for the years ended December 31, 2024 and 2023 totaled $37.2 million and $42.7 million, respectively. Net investment income decreased by $5.5 million for the year ended December 31, 2024 from the year ended December 31, 2023, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

The following table summarizes our investment income for the years ended December 31, 2024 and 2023:

	Year ended December 31,		2024 vs 2023
($ in thousands)	2024	2023	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$66,495	$78,493	$(11,998)
PIK income	7,260	5,621	1,639
Fee and dividend income	2,363	3,500	(1,137)
Investment income of STRS JV:
Interest and dividend income	$16,699	$15,646	$1,053
Total investment income	$92,817	$103,260	$(10,443)

Interest income other than PIK income, decreased $12.0 million for the year ended December 31, 2024 from the year ended December 31, 2023, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the year ended December 31, 2024, the weighted average size and weighted average yield of the debt portfolio, excluding STRS JV, was $565.8 million and 10.4%, respectively. For the year ended December 31, 2023, the weighted average size and weighted average yield of the debt portfolio, excluding STRS JV, was $612.6 million and 11.4%, respectively.

PIK income increased by $1.6 million for the year ended December 31, 2024 from the year ended December 31, 2023, primarily from investments to portfolio companies Honors Holdings, LLC (d/b/a Orange Theory), MSI Information Services, Inc. and Telestream Holdings Corporation. We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected.

Fee and dividend income decreased by $1.1 million for the year ended December 31, 2024 from the year ended December 31, 2023, due to lower non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV increased by $1.1 million for the year ended December 31, 2024 from the year ended December 31, 2023, primarily attributable to higher interest income earned from investments in portfolio companies.

Operating Expenses

The following table summarizes our expenses for the years ended December 31, 2024 and 2023:

	Year ended December 31,		2024 vs 2023
($ in thousands)	2024	2023	Variance
Interest expense	$27,899	$29,915	$(2,016)
Base management fees	12,127	14,684	(2,557)
Performance-based incentive fees	9,309	10,678	(1,369)
Administrative service fees	683	683	—
General and administrative expenses	4,440	3,622	818
Total expenses, before excise tax	54,458	59,582	(5,124)
Excise tax	1,121	965	156
Total expenses, including excise tax	$55,579	$60,547	$(4,968)

Interest expense decreased by $2.0 million for the year ended December 31, 2024 from the year ended December 31, 2023, primarily due to lower weighted average borrowing base. For the year ended December 31, 2024, the weighted average outstanding borrowings were $376.5 million at a weighted average interest rate of 6.37%. For the year ended December 31, 2023, the weighted average outstanding borrowings were $427.2 million at a weighted average interest rate of 6.39%.

Base management fees decreased by $2.6 million for the year ended December 31, 2024 from the year ended December 31, 2023, primarily due to the base management fee rate reduction to 1.75% from 2.00% effective January 1, 2024.

Performance-based incentive fees decreased by $1.4 million for the year ended December 31, 2024 from the year ended December 31, 2023, was mainly attributable to lower pre-incentive fee net investment income. For the years ended December 31, 2024 and 2023, there were no capital gains incentive fee expense incurred.

General and administrative expenses increased $0.8 million for the year ended December 31, 2024 from the year ended December 31, 2023, primarily due to higher legal and deal related expenses.

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

For the year ended December 31, 2024, we accrued a net federal excise tax expense of $1.1 million. For the year ended December 31, 2023, we accrued a net federal excise tax expense of $1.0 million.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the years ended December 31, 2024 and 2023:

	Year ended December 31,
($ in millions)	2024	2023
AG Kings Holdings Inc.(1)	$0.6	$0.8
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	(3.1)	—
Arcole Acquisition Corp (PI Financial)	—	(0.3)
ATSG, Inc.	—	(0.1)
Escalon Services Inc.	0.1	—
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	(2.9)	—
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	(2.8)	—
Honors Holdings, LLC (d/b/a Orange Theory)	(7.6)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	(0.3)	—
PFB Holdco, Inc. (d/b/a PFB Corporation)	1.0	(0.4)
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	(0.2)	—
SFS Global Holding Company (d/b/a Sigue Corporation)	(2.9)	—
Other(2)	0.1	—
Total net realized gains/(losses) on investments	$(18.0)	$—
(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation on investments for the years ended December 31, 2024 and 2023:

	Year ended December 31,
($ in millions)	2024	2023
Gross unrealized appreciation on investments	$8.6	$11.3
Gross unrealized depreciation on investments	(22.1)	(34.6)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	3.9	1.3
Total unrealized appreciation (depreciation) on investments	$(9.6)	$(22.0)
(1)	The year ended December 31, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable. The year ended December 31, 2023 includes unrealized depreciation from the AG Kings Holdings Inc. escrow receivable of $0.3 million.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2024 and December 31, 2023, we had commitments to fund approximately $26.4 million and $21.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Senior Securities

Information about our senior securities is shown in the following tables as of December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015 and 2014. The report of our independent registered public accounting firm, Crowe LLP, on the senior securities table as of December 31, 2024, 2023, 2022, 2021 and 2020 is attached as an exhibit to this report. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

			Involuntary	Average
	Total Amount	Asset Coverage	Liquidating	Market Value
Class and Year ($ in thousands)	Outstanding(1)	per Unit(2)	Preference per Unit(3)	per Unit(4)
Credit Facility(5)
Fiscal 2024	$161,493	$1,810	$—	N/A
Fiscal 2023	196,512	1,820	—	N/A
Fiscal 2022	255,145	1,754	—	N/A
Fiscal 2021	291,637	1,735	—	N/A
Fiscal 2020	265,246	1,813	—	N/A
Fiscal 2019	238,917	2,047	—	N/A
Fiscal 2018	115,000	2,792	—	N/A
Fiscal 2017	155,000	2,576	—	N/A
Fiscal 2016	155,000	2,368	—	N/A
Fiscal 2015	102,000	2,305	—	N/A
Fiscal 2014	105,500	2,183	—	N/A
5.375% 2025 Notes
Fiscal 2024	$40,000	$1,810	$—	N/A
Fiscal 2023	40,000	1,820	—	N/A
Fiscal 2022	40,000	1,754	—	N/A
Fiscal 2021	40,000	1,735	—	N/A
Fiscal 2020	40,000	1,813	—	N/A
5.375% 2026 Notes
Fiscal 2024	$10,000	$1,810	$—	N/A
Fiscal 2023	10,000	1,820	—	N/A
Fiscal 2022	10,000	1,754	—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A
5.625% 2027 Notes
Fiscal 2024	$10,000	$1,810	$—	N/A
Fiscal 2023	10,000	1,820
Fiscal 2022	10,000	1,754	—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A
4.250% 2028 Notes
Fiscal 2024	$25,000	$1,810	$—	N/A
Fiscal 2023	25,000	1,820
Fiscal 2022	25,000	1,754	—	N/A
Fiscal 2021	25,000	1,735	—	N/A
4.000% 2026 Notes
Fiscal 2024	$75,000	$1,810	$—	N/A
Fiscal 2023	75,000	1,820
Fiscal 2022	75,000	1,754	—	N/A
Fiscal 2021	75,000	1,735	—	N/A
7.875% 2028 Notes
Fiscal 2024	$34,500	$1,810	$—	1,009
Fiscal 2023	34,500	1,820	—	1,001
6.000% 2023 Notes(6)
Fiscal 2022	$30,000	$1,754	$—	N/A
Fiscal 2021	30,000	1,735	—	N/A
Fiscal 2020	30,000	1,813	—	N/A
Fiscal 2019	30,000	2,047	—	N/A
Fiscal 2018	30,000	2,792	—	N/A
2025 Public Notes(7)
Fiscal 2020	$35,000	$1,813	$—	1,029
Fiscal 2019	35,000	2,047	—	1,049
Fiscal 2018	35,000	2,792	—	982

			Involuntary	Average
	Total Amount	Asset Coverage	Liquidating	Market Value
Class and Year ($ in thousands)	Outstanding(1)	per Unit(2)	Preference per Unit(3)	per Unit(4)
2020 Notes(8)
Fiscal 2017	$30,000	$2,576	$—	1,026
Fiscal 2016	30,000	2,368	—	1,005
Fiscal 2015	30,000	2,305	—	1,010
Fiscal 2014	30,000	2,183	—	1,006
Unsecured Term Loan(9)
Fiscal 2015	$55,000	$2,305	$—	N/A
Fiscal 2014	55,000	2,183	—	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in thousands), exclusive of debt issuance costs.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit (including for the 2020 Notes, 2025 Public Notes and 7.875% 2028 Notes, which were issued in $25 increments).

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

Comparison of the Years Ended December 31, 2024 and December 31, 2023

Set forth below are our liquidity and capital resources for the years ended December 31, 2024 and 2023. For information regarding our liquidity and capital resources for the year ended December 31, 2022, see the Company’s Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 5, 2024.

Our operating activities provided cash and cash equivalents of $78.8 million during the year ended December 31, 2024, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $75.4 million during the year ended December 31, 2024, primarily due to repayments on the Credit Facility and the payment of distributions to stockholders.

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

As of December 31, 2024, we had cash and cash equivalent resources of $27.8 million, including $15.4 million of restricted cash. As of December 31, 2024, we had approximately $173.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2023, we had cash and cash equivalent resources of $24.5 million, including $13.7 million of restricted cash. As of December 31, 2023, we had approximately $138.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2024, STRS JV had total assets of $309.1 million. As of December 31, 2023, STRS JV had total assets of $332.2 million.

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

As of both December 31, 2024 and December 31, 2023, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of both December 31, 2024 and December 31, 2023, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of December 31, 2024 and December 31, 2023:

($ in thousands)	As of December 31, 2024	As of December 31, 2023
Total investments(1)	$294,957	$312,217
Weighted average effective yield on total portfolio(2)	11.1%	12.4%
Number of portfolio companies in STRS JV	38	34
Largest portfolio company investment(1)	17,949	18,853
Total of five largest portfolio company investments(1)	79,058	83,564
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of December 31, 2024		As of December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$296,752	$294,957	$312,807	$312,217
Total	$296,752	$294,957	$312,807	$312,217

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2024		As of December 31, 2023
Advertising	$12,035	4.1%	$12,040	3.9%
Aerospace & Defense	3,682	1.2	—	—
Air Freight & Logistics	3,311	1.1	3,504	1.1
Broadline Retail	17,827	6.0	18,759	6.0
Building Products	13,437	4.6	13,313	4.3
Construction & Engineering	16,253	5.5	9,550	3.1
Data Processing & Outsourced Services	12,885	4.4	14,659	4.7
Distributors	9,372	3.2	—	—
Diversified Support Services	19,282	6.5	19,136	6.1
Electrical Components & Equipment	3,479	1.2	—	—
Electronic Equipment & Instruments	—	—	13,269	4.2
Environmental & Facilities Services	29,963	10.2	19,691	6.2
Food Distributors	4,993	1.7	—	—
Health Care Facilities	8,004	2.7	—	—
Health Care Services	4,995	1.7	5,022	1.6
Health Care Supplies	7,696	2.6	7,530	2.4
Household Appliances	7,632	2.6	8,168	2.6
Industrial Machinery & Supplies & Components	—	—	6,561	2.1
Investment Banking & Brokerage	—	—	4,977	1.6
IT Consulting & Other Services	32,720	11.1	51,295	16.4
Packaged Foods & Meats	7,009	2.4	6,904	2.2
Paper & Plastic Packaging Products & Materials	14,881	5.0	14,913	4.8
Personal Care Products	—	—	5,957	2.0
Pharmaceuticals	15,461	5.2	16,416	5.3
Real Estate Services	13,782	4.7	19,256	6.2
Research & Consulting Services	11,977	4.1	16,149	5.2
Technology Hardware, Storage & Peripherals	17,949	6.1	18,853	6.0
Wireless Telecommunication Services	6,332	2.1	6,295	2.0
Total	$294,957	100.0%	$312,217	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2024 and December 31, 2023 and selected statement of operations information for the years ended December 31, 2024 and 2023.

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

On April 12, 2023, the terms of the Credit Facility were amended to, among other things, (i) apply an annual interest rate equal to the applicable base rate plus 2.50% to any USD denominated borrowings, and (ii) convert to SOFR for USD denominated borrowings effective June 6, 2023.

As of December 31, 2024, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of December 31, 2024, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

Advances under the Credit Facility are based on SOFR for USD denominated borrowings plus an annual spread of 2.50%. The Credit Facility bears interest at EurIBOR, for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA, for GBP denominated borrowings, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on November 22, 2025.

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

As of December 31, 2024, there was $161.5 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $173.5 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $512.2 million as of December 31, 2024.

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

Portfolio Investments and Yield

As of December 31, 2024, our investment portfolio consisted primarily of senior secured loans across 127 positions in 71 companies with an aggregate fair value of $642.2 million. As of December 31, 2024, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments, primarily indexed to SOFR, with fixed-rate loan investments representing 1.3% based on fair value. As of December 31, 2024, our portfolio had an average investment size of $4.3 million based on fair value and average debt investment size of $5.5 million, with investment sizes ranging from zero to $22.4 million and a weighted average effective yield of 10.2% (and a weighted average effective yield on income-producing debt investments of 12.5%).

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

For the year ended December 31, 2024, we invested $207.3 million in new and existing portfolio companies, offset by repayments and sales of $245.4 million. Proceeds from sales totaled $90.4 million while repayments included $6.6 million of scheduled repayments and $148.4 million of unscheduled repayments.

For the year ended December 31, 2023, we invested $145.0 million in new and existing portfolio companies, offset by repayments and sales of $197.6 million. Proceeds from sales totaled $79.5 million while repayments included $11.3 million of scheduled repayments and $106.8 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of December 31, 2024		As of December 31, 2023
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$70.5	11.0%	$127.4	18.3%
2	395.4	61.5	413.7	59.4
3	128.9	20.1	133.7	19.2
4	38.9	6.1	6.3	0.9
5	8.5	1.3	15.1	2.2
Total Portfolio	$642.2	100.0%	$696.2	100.0%

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

During the year ended December 31, 2024 we declared distributions of $1.785 per share for total distributions of $41.5 million. During the year ended December 31, 2023 we declared distributions of $1.550 per share for total distributions of $36.0 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2024 and 2023, distributions to stockholders did not include a return of capital or long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended and restated on February 22, 2024. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 1.75% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 7 to the consolidated financial statements.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WhiteHorse Finance CLO I, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse California, WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings LLC, WhiteHorse Finance CLO I, LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2024 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(16,686)	$(4,929)	$(11,757)
(250)	(14,062)	(4,107)	(9,955)
(200)	(11,279)	(3,286)	(7,993)
(150)	(8,489)	(2,464)	(6,025)
(100)	(5,668)	(1,643)	(4,025)
(50)	(2,834)	(821)	(2,013)
50	2,834	821	2,013
100	5,668	1,643	4,025
150	8,502	2,464	6,038
200	11,336	3,286	8,050
250	14,169	4,107	10,062
300	17,003	4,929	12,074
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions" for further information.

As of December 31, 2024, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our Notes to consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Realized gain (loss) on forward currency contracts	$13	$27	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	63	(40)	—
Total net realized and unrealized gains (losses) on forward currency contracts	$76	$(13)	$(3)

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of WhiteHorse Finance, Inc.

Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2024 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 1, 2, 4 and 5 to the consolidated financial statements, the Company invests in senior secured loans, including first lien and second lien facilities, and may make investments at other levels of an investee’s capital structure, including mezzanine loans or equity investments, and may receive warrants to purchase common stock in connection with its debt investments.  With few exceptions, these investments are classified as Level 3 investments.  Level 3 investments represent approximately $619.5 million of the $642.2 million of investments held as of December 31, 2024.  Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Note 5 to the consolidated financial statements, using significant unobservable inputs and assumptions.  Determining the fair value of these investments requires management to make judgments about the valuation methodologies to apply (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, discount rates, market quotes, and exit multiples.

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

Costa Mesa, California

March 7, 2025

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$504,832	$577,798
Non-controlled affiliate company investments	29,851	5,422
Controlled affiliate company investments	107,530	112,948
Total investments, at fair value (amortized cost $695,240 and $740,021, respectively)	642,213	696,168
Cash and cash equivalents	12,424	10,749
Restricted cash and cash equivalents	14,548	12,527
Restricted foreign currency (cost of $894 and $1,231, respectively)	864	1,211
Interest and dividend receivable	5,631	8,149
Amounts receivable on unsettled investment transactions	112	343
Escrow receivable	—	393
Prepaid expenses and other receivables	1,009	1,211
Unrealized appreciation on foreign currency forward contracts	20	—
Total assets	$676,821	$730,751

Liabilities
Debt (net of unamortized debt issuance costs of $2,876 and $4,564, respectively)	$353,117	$386,448
Distributions payable	8,949	8,949
Management fees payable	2,932	3,595
Incentive fees payable	17,848	10,470
Amounts payable on unsettled investment transactions	3,539	—
Interest payable	1,821	2,069
Accounts payable and accrued expenses	2,141	2,089
Advances received from unfunded credit facilities	340	316
Unrealized depreciation on foreign currency forward contracts	—	43
Total liabilities	390,687	413,979

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	337,205	338,275
Accumulated earnings (losses)	(51,094)	(21,526)
Total net assets	286,134	316,772
Total liabilities and total net assets	$676,821	$730,751
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$12.31	$13.63

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023	2022
Investment income
From non-controlled/non-affiliate company investments
Interest income	$66,402	$78,493	$67,617
Payment-in-kind income	6,175	3,960	2,114
Fee income	2,247	2,966	3,474
Dividend income	116	450	300
From non-controlled affiliate company investments
Interest income	93	—	13
Payment-in-kind income	705	314	326
Dividend income	—	84	321
From controlled affiliate company investments
Interest income	9,838	9,488	6,385
Payment-in-kind income	380	1,347	—
Dividend income	6,861	6,158	6,977
Total investment income	92,817	103,260	87,527
Expenses
Interest expense	27,899	29,915	21,940
Base management fees	12,127	14,684	15,600
Performance-based incentive fees	9,309	10,678	7,059
Administrative service fees	683	683	683
General and administrative expenses	4,440	3,622	3,963
Total expenses	54,458	59,582	49,245
Net investment income before excise tax	38,359	43,678	38,282
Excise tax	1,121	965	1,024
Net investment income after excise tax	37,238	42,713	37,258

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(17,993)	309	(15,683)
Non-controlled affiliate company investments	—	(339)	1,725
Foreign currency transactions	(1)	950	(310)
Foreign currency forward contracts	13	27	—
Net realized gains (losses)	(17,981)	947	(14,268)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	7,421	(7,871)	(3,505)
Non-controlled affiliate company investments	(7,775)	(5,608)	(5,239)
Controlled affiliate company investments	(9,213)	(8,490)	(447)
Translation of assets and liabilities in foreign currencies	1,098	(1,239)	1,887
Foreign currency forward contracts	63	(40)	(3)
Net change in unrealized appreciation (depreciation)	(8,406)	(23,248)	(7,307)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(26,387)	(22,301)	(21,575)
Net increase (decrease) in net assets resulting from operations	$10,851	$20,412	$15,683

Per Common Share Data
Basic and diluted earnings (losses) per common share	$0.47	$0.88	$0.68
Dividends and distributions declared per common share	$1.79	$1.55	$1.47
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088	23,229,552

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2021	23,162,667	$23	$339,161	$10,567	$349,751
Stock issued in connection with public offering	—	—	—	—	—
Stock issued in connection with at-the-market offering	16,678	—	125	—	125
Stock issued in connection with dividend reinvestment plan	63,743	—	978	—	978
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	37,258	37,258
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(14,268)	(14,268)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(7,307)	(7,307)
Distributions declared	—	—	—	(34,150)	(34,150)
Tax reclassification of stockholders’ equity	—	—	(1,024)	1,024	—
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	42,713	42,713
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	947	947
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(23,248)	(23,248)
Distributions declared	—	—	—	(36,027)	(36,027)
Tax reclassification of stockholders’ equity	—	—	(965)	965	—
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	37,238	37,238
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(17,981)	(17,981)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(8,406)	(8,406)
Distributions declared	—	—	—	(41,489)	(41,489)
Tax reclassification of stockholders’ equity	—	—	(1,070)	1,070	—
Balance as of December 31, 2024	23,243,088	$23	$337,205	$(51,094)	$286,134

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,851	$20,412	$15,683
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(7,260)	(5,738)	(2,355)
Net realized (gains) losses on investments	17,993	30	13,958
Net unrealized (appreciation) depreciation on investments	9,567	21,969	9,191
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,098)	1,239	(1,887)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(63)	40	3
Accretion of discount	(4,111)	(4,493)	(5,626)
Amortization of deferred financing costs	1,688	1,599	1,541
Acquisition of investments	(207,283)	(145,008)	(280,089)
Proceeds from principal payments and sales of portfolio investments	186,251	128,199	239,622
Proceeds from sales of portfolio investments to STRS JV	59,190	69,419	83,459
Net changes in operating assets and liabilities:
Interest and dividend receivable	2,518	(335)	(293)
Escrow receivable	—	—	619
Prepaid expenses and other receivables	202	(37)	133
Amounts receivable on unsettled investment transactions	231	(60)	(283)
Amounts payable on unsettled investment transactions	3,539	—	—
Management fees payable	(663)	(265)	94
Incentive fees payable	7,378	4,852	(2,340)
Accounts payable and accrued expenses	52	(240)	(109)
Interest payable	(248)	(705)	687
Advances received from unfunded credit facilities	24	(509)	(14)
Net cash provided by / (used in) operating activities	78,758	90,369	71,994

Cash flows from financing activities
Proceeds from notes issued	—	34,500	—
Proceeds from issuance of common stock, net of offering costs	—	—	125
Borrowings	119,315	132,248	140,527
Repayments of debt	(153,222)	(222,099)	(175,417)
Deferred financing costs	—	(1,445)	(580)
Distributions paid to common stockholders, net of distributions reinvested	(41,489)	(35,329)	(33,143)
Net cash provided by / (used in) financing activities	(75,396)	(92,125)	(68,488)
Effect of exchange rate changes on cash	(13)	(21)	290
Net change in cash, cash equivalents and restricted cash	3,349	(1,777)	3,796
Cash, cash equivalents and restricted cash at beginning of period	24,487	26,264	22,468
Cash, cash equivalents and restricted cash at end of period	$27,836	$24,487	$26,264

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$26,459	$29,021	$19,712
Taxes, including excise tax, paid during the year	1,407	1,103	1,184
Supplemental noncash disclosures:
Distributions declared	$41,489	$36,027	$34,150
Distributions reinvested	—	—	978
Non-cash exchanges of investments	—	5,520	25,000

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2024	2023	2022
Cash and cash equivalents	$12,424	$10,749	$9,508
Restricted cash and cash equivalents	14,548	12,527	14,683
Restricted foreign currency	864	1,211	2,073
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$27,836	$24,487	$26,264

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.48%	05/31/24	12/15/26	658	$648	$652	0.2%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.48%	05/31/24	12/15/26	553	545	558	0.2
PLTFRM Companies, LLC	First Lien Secured Term Loan	3.00%	SOFR	9.00%	13.36% (12.36% Cash + 1.00% PIK)	01/29/24	01/29/29	7,950	7,757	8,188	3.0
PLTFRM Companies, LLC	First Lien Secured Revolving Loan	3.00%	SOFR	9.00%	13.34% (12.34% Cash + 1.00% PIK)	01/29/24	01/29/29	889	867	916	0.3
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.82% (9.07% Cash + 0.75% PIK)	12/30/24	12/28/29	6,648	6,548	6,548	2.3
Trailhead Media LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	9.82% (9.07% Cash + 0.75% PIK)	12/30/24	12/28/29	—	—	—	—
Trailhead Media LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.82% (9.07% Cash + 0.75% PIK)	12/30/24	12/28/29	—	—	—	—
									16,365	16,862	6.0
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.60%	11.96%	12/16/22	12/18/28	8,994	8,811	8,857	3.1
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	11.95%	12/16/22	12/18/28	453	444	447	0.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96% (5.48% Cash + 7.48% PIK)	07/12/21	07/12/26	10,510	10,449	9,438	3.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	13.00% (11.00% Cash + 2.00% PIK)	07/12/21	07/12/26	1,182	1,175	1,061	0.4
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.25%	11.71%	06/29/23	06/29/28	8,663	8,481	8,715	3.0
									29,360	28,518	9.9
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.96% (5.46% Cash + 6.50% PIK)	03/20/24	05/08/28	1,782	1,615	1,456	0.5
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽¹⁷⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.96% (6.46% Cash + 5.50% PIK)	03/20/24	05/08/28	1,178	1,029	451	0.2
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽¹⁷⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	11.46%	03/20/24	05/08/28	9,600	9,318	3,990	1.4
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽¹⁷⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	11.46%	03/20/24	05/08/28	2,400	2,330	74	—
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.50%	13.20% (12.70% Cash + 0.50% PIK)	10/13/22	10/13/27	9,286	9,157	9,212	3.2
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.40%	06/14/19	06/28/24	3,140	3,140	1,763	0.6
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹²⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	06/28/24	301	301	169	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.75%	01/12/23	04/05/29	9,819	9,618	9,809	3.4
									36,508	26,924	9.4
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	12/30/21	12/30/26	7,879	7,808	7,832	2.7
Coastal Television Broadcasting Group LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.96%	12/30/21	12/30/26	—	—	1	—
									7,808	7,833	2.7
Broadline Retail
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.11%	12/04/20	06/04/26	4,580	4,556	4,580	1.6
									4,556	4,580	1.6
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	CORRA	6.50%	9.99%	07/27/21	07/27/27	18,984	15,006	13,206	4.6
									15,006	13,206	4.6

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.98%	10/28/19	10/29/26	16,026	$15,765	$16,026	5.6%
									15,765	16,026	5.6
Construction & Engineering
Kelso Industries LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.09%	12/26/24	12/31/29	3,611	3,539	3,539	1.2
Kelso Industries LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	10.09%	12/26/24	12/31/29	—	—	—	—
									3,539	3,539	1.2
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	13.21% (10.96% Cash + 2.25% PIK)	12/30/20	12/30/25	5,711	5,690	5,085	1.8
Claridge Products and Equipment, LLC⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.31%	14.13% (11.88% Cash + 2.25% PIK)	12/30/20	12/30/25	632	630	555	0.2
									6,320	5,640	2.0
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.77%	04/04/24	03/30/29	7,779	7,580	7,691	2.7
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.81%	04/04/24	03/30/29	459	447	461	0.2
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	12.90%	12/23/16	12/05/25	20,420	20,382	20,420	7.1
									28,409	28,572	10.0
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.62%	11/22/22	12/09/25	357	357	321	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.71%	12/22/23	12/22/28	9,443	9,255	9,399	3.3
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.71%	12/22/23	12/22/28	645	632	642	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.92%	12.39%	12/22/23	12/22/28	326	319	328	0.1
									10,563	10,690	3.7
Diversified Chemicals
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	Second Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	3,342	3,342	3,342	1.2
									3,342	3,342	1.2
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.73%	08/27/21	08/27/26	9,125	9,087	8,941	3.1
Quest Events, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.90%	09/13/24	09/30/26	480	472	473	0.2
									9,559	9,414	3.3
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	09/15/21	09/15/27	13,089	12,989	12,449	4.3
EducationDynamics, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.96%	09/15/21	09/15/27	—	—	(51)	—
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.23% PIK	04/25/22	04/24/26	8,746	8,552	7,871	2.8
MSI Information Services, Inc.⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.82%	16.11% PIK	04/25/22	04/24/26	1,050	1,043	945	0.3
									22,584	21,214	7.4
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.59%	12.39%	10/12/21	10/12/26	15,955	15,802	16,032	5.6
									15,802	16,032	5.6
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.46%	10/05/21	10/05/26	8,517	8,457	8,429	2.9
Bridgepoint Healthcare, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.46%	10/05/21	10/05/26	238	237	231	0.1
									8,694	8,660	3.0

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.71%	10/16/19	12/31/25	5,383	$5,381	$5,383	1.9%
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.71%	10/16/19	12/31/25	5,020	5,020	5,020	1.8
Lab Logistics, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	11.71%	09/17/24	12/31/25	437	437	437	0.2
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.46%	12/27/24	03/01/29	947	938	938	0.3
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.58%	08/01/24	08/01/29	7,689	7,548	7,555	2.6
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.58%	08/01/24	08/01/29	—	—	2	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.58%	08/01/24	08/01/29	258	253	254	0.1
									19,577	19,589	6.9
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.98%	02/23/22	02/23/28	20,409	20,142	19,535	6.8
									20,142	19,535	6.8
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.23%	06/25/21	06/25/26	8,697	8,642	8,784	3.1
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.23%	07/11/22	06/25/26	1,340	1,329	1,354	0.5
									9,971	10,138	3.6
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.28%	10/12/21	10/12/26	22,590	22,401	22,441	7.8
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.28%	10/12/21	10/12/26	—	—	5	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.46%	11/06/23	08/20/26	2,930	2,887	2,930	1.0
									25,288	25,376	8.8
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.74%	05/26/22	05/31/29	7,070	6,709	5,658	2.0
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	10.50%	14.96% (12.96% Cash + 2.00% PIK)	08/28/20	08/28/25	13,013	12,972	12,955	4.5
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	10.50%	14.96% (12.96% Cash + 2.00% PIK)	12/02/21	08/28/25	2,654	2,645	2,642	0.9
									22,326	21,255	7.4
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.05% (11.30% Cash + 0.75% PIK)	04/05/21	04/05/26	11,350	11,309	10,895	3.8
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.97% (10.22% Cash + 0.75% PIK)	04/05/21	04/05/26	798	795	761	0.3
									12,104	11,656	4.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.86% (9.86% Cash + 1.00% PIK)	08/15/24	08/15/29	12,322	12,124	12,216	4.3
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.86% (9.86% Cash + 1.00% PIK)	08/15/24	08/15/29	—	—	9	—
									12,124	12,225	4.3
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	10.27%	08/05/22	08/01/29	14,296	12,602	13,135	4.6
									12,602	13,135	4.6
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.83%	01/31/24	01/31/30	14,087	13,789	14,166	5.0
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.83%	01/31/24	01/31/30	—	—	48	—
									13,789	14,214	5.0

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽¹⁷⁾⁽²⁴⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.98% PIK	09/25/24	09/25/29	11,738	$10,269	$10,492	3.7%
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	11.96%	06/29/20	06/29/25	5,461	5,453	5,461	1.9
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,594	1,592	1,594	0.6
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,822	1,819	1,790	0.6
									19,133	19,337	6.8
Leisure Products
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96% PIK	05/02/24	05/28/26	2,485	2,374	373	0.1
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96% PIK	01/31/24	05/28/26	1,287	1,230	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96% PIK	07/25/23	05/28/26	2,191	2,094	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96% PIK	12/22/22	05/28/26	5,876	5,105	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96% PIK	05/28/21	05/28/26	10,859	8,720	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	12.96% PIK	01/25/22	05/28/26	1,823	1,458	—	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.44%	09/06/24	09/06/29	5,737	5,629	5,643	2.0
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.46%	09/06/24	09/06/29	584	573	577	0.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	Prime	5.00%	12.50%	09/06/24	09/06/29	585	574	576	0.2
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	7.50%	11.98%	12/27/22	12/27/27	13,211	12,981	13,312	4.6
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	7.50%	11.98%	12/27/22	12/27/27	—	—	10	—
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.41% PIK	12/09/22	06/08/26	1,289	1,275	1,172	0.4
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	13.74% PIK	06/07/21	06/08/26	4,890	3,661	1,635	0.6
									45,674	23,298	8.1
Life Sciences Tools & Services
LSCS Holdings, Inc. (d/b/a Eversana Life Science Services, LLC)	Second Lien Secured Term Loan	0.50%	SOFR	8.00%	12.47%	11/23/21	12/16/29	5,000	4,953	5,000	1.7
									4,953	5,000	1.7
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.13%	05/14/24	05/14/29	4,068	3,997	4,054	1.4
PANOS Brands, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.15%	05/14/24	05/14/29	27	27	33	—
									4,024	4,087	1.4
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)⁽¹²⁾	First Lien Secured Term Loan	0.50%	Base Rate	4.73%	9.10%	08/22/24	08/25/31	9,770	9,119	9,453	3.3
									9,119	9,453	3.3
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	11/16/21	11/16/27	10,424	10,325	9,905	3.5
Monarch Collective Holdings, LLC	First Lien Secured Term Loan	1.50%	SOFR	6.75%	11.08%	01/10/24	01/10/29	9,306	9,119	9,223	3.2
Monarch Collective Holdings, LLC	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	11.16%	01/10/24	01/10/29	1,596	1,572	1,582	0.6
									21,016	20,710	7.3
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.43%	04/07/23	04/09/29	4,927	4,823	4,922	1.7
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.43%	04/07/23	04/09/29	—	—	5	—
									4,823	4,927	1.7
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.11%	01/31/24	01/31/29	7,000	6,857	7,070	2.5
									6,857	7,070	2.5

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.46%	12/02/22	12/02/27	5,076	$4,988	$5,063	1.8%
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	12.46%	12/02/22	12/02/27	1,669	1,641	1,672	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.46%	12/02/22	12/02/27	—	—	13	—
									6,629	6,748	2.4
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	10.83%	07/19/19	N/A	84,416	84,416	84,416	29.5
									84,416	84,416	29.5
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁵⁾⁽⁶⁾⁽⁷⁾⁽²²⁾⁽²³⁾⁽²⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	12.67% PIK	01/03/24	01/04/27	689	677	1,247	0.4
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	581	569	581	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	594	583	594	0.2
LogicMonitor, Inc.	First Lien Secured Term Loan	0.75%	SOFR	5.50%	9.99%	11/19/24	11/19/31	6,220	6,144	6,144	2.1
LogicMonitor, Inc.⁽⁷⁾	First Lien Secured Revolving Loan	0.75%	SOFR	5.50%	9.99%	11/19/24	11/19/31	—	—	—	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.59%	06/21/24	06/21/29	8,756	8,600	8,692	3.0
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.59%	06/21/24	06/21/29	—	—	9	—
									16,573	17,267	5.9
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.21% PIK	10/15/20	10/15/25	18,547	17,496	17,063	5.9
Telestream Holdings Corporation⁽⁷⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	14.21% PIK	10/15/20	10/15/25	1,116	1,051	1,009	0.4
									18,547	18,072	6.3
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.83%	06/28/24	06/28/29	8,239	8,074	8,067	2.8
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.50%	11.83%	06/28/24	06/28/29	—	—	(1)	—
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	11.83%	06/28/24	06/28/29	—	—	—	—
									8,074	8,066	2.8

Total Debt Investments									$631,941	$596,626	208.4%

Equity Investments(27)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$577	0.2%
ImageOne Industries, LLC⁽⁴⁾	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	235	10	12	—
									297	589	0.2
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	756	0.3
									514	756	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	388	0.1
									404	388	0.1

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	$—	$—	—%
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	1,657	0.6
									4,537	1,657	0.6
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	333	376	149	0.1
									376	149	0.1
Education Services
EducationDynamics, LLC d/b/a EDDY Enterprises, LLC⁽⁴⁾	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	100	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
									334	100	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,400	0.5
									942	1,400	0.5
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁴⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	350	0.1
									317	350	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	907	0.3
									1,100	907	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,012	0.4
									788	1,012	0.4
Interactive Media & Services
What If Media Group, LLC⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,756	0.6
									851	1,756	0.6
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	2,232	0.8
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	779	0.3
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	493	0.2
									1,926	3,504	1.3
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)⁽⁴⁾⁽⁶⁾⁽²⁴⁾	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	173	0.1
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	70	—
									2,734	243	0.1
Leisure Products
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	$400	$—	—%
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	162	0.1
									840	162	0.1
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	368	0.1
									333	368	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	242	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	132	—
									600	374	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,741	7.9
									21,104	22,741	7.9
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,131	3.2
									19,568	9,131	3.2

Total Equity Investments									$63,299	$45,587	16.0%

Total Investments									$695,240	$642,213	224.4%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(16)					4.33%				$837	$837	0.3%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(16)					3.83%				12,412	12,412	4.3
Total Money Market Funds									13,249	13,249	4.6
Total investments and money market funds									$708,489	$655,462	229.0%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	796	CAD	$574	USD	2/4/25	$20	$—
Total							$20	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), all of which may reset monthly, quarterly or semiannually.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80.7% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2024. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 224.4% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of December 31, 2024.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Data Processing & Outsourced Services
ALM Media, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.00%	11.50%	11/25/19	11/25/24	12,600	$12,555	$12,517	4.0%
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	13.69%	12/23/16	12/05/25	21,665	21,582	21,480	6.8
									34,137	33,997	10.8
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.52%	11/22/22	12/09/25	357	357	200	0.1
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)⁽¹⁷⁾	Second Lien Secured Term Loan	1.50%	SOFR	6.50%	11.96%	11/22/22	01/08/26	5,171	4,915	1,601	0.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Bridge Loan	1.00%	SOFR	14.00%	19.46% (13.46% Cash + 6.00% PIK)	12/22/23	12/22/25	1,464	1,420	1,420	0.4
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	9,490	9,254	9,254	2.9
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	—	—	—	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	12.71%	12/22/23	12/22/28	—	—	—	—
									15,946	12,475	3.9
Diversified Chemicals
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	First Lien Secured Term Loan	0.75%	SOFR	5.75%	11.28%	11/16/21	12/01/26	7,840	7,587	7,215	2.3
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	Second Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	2,962	2,962	2,793	0.9
									10,549	10,008	3.2
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	08/27/21	08/27/26	9,417	9,354	9,293	2.9
									9,354	9,293	2.9
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.46% (11.96% Cash + 0.50% PIK)	09/15/21	09/15/26	12,784	12,647	12,407	4.0
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	7.00%	12.46% (11.96% Cash + 0.50% PIK)	09/15/21	09/15/26	—	—	(22)	—
EducationDynamics, LLC(4)	Subordinated Unsecured Term Loan	N/A	N/A	4.00%	4.00%	09/15/21	03/15/27	167	167	167	0.1
MSI Information Services, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.75%	13.29%	04/25/22	04/24/26	7,333	7,248	6,972	2.2
MSI Information Services, Inc.(7)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	15.06%	04/25/22	04/24/26	825	815	776	0.2
									20,877	20,300	6.5
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.58%	13.14%	10/12/21	10/12/26	15,955	15,715	15,954	5.0
									15,715	15,954	5.0
Environmental & Facilities Services
Branford Filtration, LLC (d/b/a Clean Solutions Group)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	11,613	11,358	11,358	3.6
Branford Filtration, LLC (d/b/a Clean Solutions Group)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.96%	11/17/23	11/17/28	—	—	—	—
Industrial Specialty Services USA LLC	First Lien Secured Term Loan	1.00%	SOFR	6.75%	12.25%	12/31/21	12/31/26	11,767	11,626	11,537	3.6
									22,984	22,895	7.2
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	13.46%	10/05/21	10/05/26	9,073	8,973	8,967	2.8
Bridgepoint Healthcare, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	13.46%	10/05/21	10/05/26	—	—	(1)	—
									8,973	8,966	2.8
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.71%	10/16/19	09/25/24	5,449	5,442	5,449	1.7
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	12.71%	10/16/19	09/25/24	5,090	5,089	5,090	1.6
PG Dental New Jersey Parent, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.50%	12.96% (10.71% Cash + 2.25% PIK)	11/25/20	11/25/25	6,400	6,348	6,400	2.0
PG Dental New Jersey Parent, LLC⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	7.00%	13.98% (11.73% Cash + 2.25% PIK)	11/25/20	11/25/25	704	698	704	0.2
									17,577	17,643	5.5

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	$1,100	$1,330	0.4%
									1,100	1,330	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,053	0.3
									788	1,053	0.3
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,615	0.5
									851	1,615	0.5
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,715	0.5
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	683	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	406	0.1
									1,926	2,804	0.8
Leisure Facilities
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	130	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	53	—
									2,734	183	—
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	179	0.1
									400	179	0.1
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	1,023	0.3
									840	1,023	0.3
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	N/A	8.00% PIK	12/02/22	N/A	200	200	218	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	241	0.1
									600	459	0.2
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	295	0.1
									333	295	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,782	7.2
									21,104	22,782	7.2

Total Equity Investments									$46,400	$39,461	12.3%

Total Investments									$740,021	$696,168	219.7%

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

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

Consolidated Schedule of Investments

December 31, 2023

(in thousands)

(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	Ownership of certain equity investments may occur through a holding company or partnership.
(23)	The issuer is domiciled in Canada.

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

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

The Company’s investment objective is to generate attractive risk-adjusted returns primarily by originating and investing in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically are based on a floating interest such as SOFR plus a spread and typically have a term of three to six years. While the Company focuses principally on originating senior secured loans to lower middle market companies, it may also opportunistically make investments at other levels of a company’s capital structure, including mezzanine loans or equity interests and may receive warrants to purchase common stock in connection with its debt investments.

WhiteHorse Finance’s investment activities are managed by H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers” or the “Investment Adviser”). H.I.G. WhiteHorse Administration, LLC (“WhiteHorse Administration” or the “Administrator”) provides administrative services necessary for the Company to operate.

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, WhiteHorse Advisers is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on January 14, 2025 and intends to continue to affirm the Exclusion on an annual basis.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF PMA Holdco Blocker, LLC, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WhiteHorse Finance Holdings, LLC and WhiteHorse Finance CLO I, LLC. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. The classifications included in the consolidated schedule of investments represent, in management’s opinion, as to the most meaningful presentation of the Company’s investment portfolio. All significant intercompany balances and transactions have been eliminated.

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2024 and December 31, 2023.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2024 or December 31, 2023. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2020 remain subject to examination by the Internal Revenue Service.

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

December 31, 2024

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

Segment Reporting: In accordance with ASC Topic 280, Segment Reporting, or ASC 280, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements: In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Management has adopted ASU 2023-07 effective December 31, 2024 and application of the guidance did not have a material impact on the Company’s consolidated financial statements. See Note 13 for more information on the adoption of ASU 2023-07.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to financial statements. The objective of this guidance is to enhance transparency and comparability by providing more detailed disaggregation of expenses presented in the income statement. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on its consolidated financial statements.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
($ in thousands)	2024	2023	2022
Realized gain (loss) on forward currency contracts	$13	$27	$(3)
Unrealized appreciation (depreciation) on forward currency contracts	63	(40)	—
Total net realized and unrealized gains (losses) on forward currency contracts	$76	$(13)	$(3)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of December 31, 2024 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	796	CAD	$574	USD	2/4/25	$20	$—
Total							$20	$—

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the years ended December 31, 2024 and 2023:

	Year ended December 31,
Average USD notional outstanding	2024	2023
Forward currency contracts	$965	$587

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

December 31, 2024

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024 and 2023.

	As of December 31, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$20	$—	$—	$—	$—	$—	$—	$20	$—
Total	$20	$—	$—	$—	$—	$—	$—	$20	$—
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2023
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$43	$—	$—	$—	$—	$—	$—	$43
Total	$—	$43	$—	$—	$—	$—	$—	$—	$43
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of December 31, 2024		As of December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$538,078	$502,693	$581,518	$553,085
Second lien secured loans	8,295	8,342	27,520	19,039
Unsecured loans	1,152	1,175	167	167
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	42,195	22,846	25,296	16,679
Equity in STRS JV	21,104	22,741	21,104	22,782
Total	$695,240	$642,213	$740,021	$696,168

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2024		As of December 31, 2023
Advertising	$17,451	3.3%	$420	0.1%
Air Freight & Logistics	28,518	5.3	22,616	3.8
Application Software	26,924	5.0	34,202	5.8
Automotive Retail	—	—	12,407	2.1
Broadcasting	7,833	1.5	7,243	1.2
Broadline Retail	5,336	1.0	19,911	3.4
Building Products	13,206	2.5	15,863	2.7
Commodity Chemicals	16,026	3.0	30,712	5.2
Construction & Engineering	3,927	0.7	541	0.1
Construction Materials	5,640	1.1	6,901	1.2
Data Processing & Outsourced Services	28,572	5.3	33,997	5.8
Distributors	10,690	2.0	12,475	2.1
Diversified Chemicals	4,999	0.9	10,259	1.7
Diversified Financial Services	—	—	3,472	0.6
Diversified Support Services	9,563	1.8	9,598	1.6
Education Services	21,314	4.0	20,318	3.5
Electric Utilities	16,032	3.0	15,954	2.7
Environmental & Facilities Services	1,400	0.3	23,878	4.1
Food Distributors	350	0.1	—	—
Health Care Facilities	8,660	1.6	8,966	1.5
Health Care Services	19,589	3.7	17,643	3.0
Health Care Supplies	19,535	3.7	18,983	3.2
Heavy Electrical Equipment	10,138	1.9	10,135	1.7
Home Furnishings	25,376	4.7	27,508	4.7
Household Appliances	22,162	4.1	22,727	3.9
Household Products	11,656	2.2	10,873	1.9
Industrial Machinery & Supplies & Components	13,237	2.5	6,417	1.2
Integrated Telecommunication Services	13,135	2.5	13,191	2.2
Interactive Media & Services	15,970	3.0	1,615	0.3
Investment Banking & Brokerage	—	—	3,522	0.6
IT Consulting & Other Services	3,504	0.6	6,549	1.1
Leisure Facilities	19,580	3.7	22,619	3.8
Leisure Products	23,298	4.4	18,488	3.1
Life Sciences Tools & Services	5,000	0.9	4,901	0.8
Office Services & Supplies	—	—	15,503	2.6
Packaged Foods & Meats	4,087	0.7	—	—
Paper & Plastic Packaging Products & Materials	—	—	179	—
Paper Products	9,453	1.8	—	—
Real Estate Services	20,872	3.9	22,758	3.9
Research & Consulting Services	5,295	0.9	8,438	1.4
Security & Alarm Services	7,070	1.3	—	—
Specialized Consumer Services	7,122	1.3	17,951	3.0

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Industry ($ in thousands)	As of December 31, 2024		As of December 31, 2023
Specialized Finance(1)	—	—	—	—
Systems Software	26,398	4.9	11,523	2.0
Technology Hardware, Storage & Peripherals	18,072	3.4	16,745	2.8
Transaction & Payment Processing Services	8,066	1.5	—	—
Wireless Telecommunication Services	—	—	20,969	3.6
Total(1)	$535,056	100.0%	$588,970	100.0%
(1)	Excludes investments in STRS JV.

As of December 31, 2024, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands, and Trimlite Buyer, LLC, which is domiciled in Canada. As of December 31, 2023, the portfolio companies underlying the investments are all located in the United States and its territories, except for Trimlite Buyer, LLC, which is domiciled in Canada. As of December 31, 2024 and December 31, 2023, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 3.0 years and 2.8 years, respectively.

As of December 31, 2024 the total cost basis of non-accrual loans was $69,576 and the total fair value of non-accrual loans was $37,019. As of December 31, 2023 the total cost basis of non-accrual loans was $38,322 and the total fair value of non-accrual loans was $14,087.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

An affiliated company is generally a portfolio company in which the Company owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which the Company owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2024:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$116	$—	$677	$—	$—	$570	$1,247
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	54	—	569	—	—	12	581
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	55	—	583	—	—	11	594
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	—	19,568	—	—	(10,437)	9,131
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	36	—	10,270	—	—	222	10,492
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Playmonster Group LLC	Priority First Lien Secured Term Loan	157	1,015	157	—	—	—	1,172
Playmonster Group LLC	First Lien Secured Term Loan	—	1,363	—	—	—	272	1,635
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	380	2,793	380	—	—	169	3,342
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	251	—	—	—	1,406	1,657
Total Non-controlled affiliates		$798	$5,422	$32,204	$—	$—	$(7,775)	$29,851

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$107	$—	$2,374	$—	$—	$(2,001)	$373
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	96	—	1,230	—	—	(1,230)	—
American Crafts, LC	Super Priority First Lien Secured Term Loan	187	1,878	191	—	—	(2,069)	—
American Crafts, LC	Priority First Lien Secured Term Loan	(10)	3,226	—	—	—	(3,226)	—
American Crafts, LC	First Lien Secured Term Loan	—	553	—	—	—	(553)	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	93	—	—	—	(93)	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	9,838	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,861	22,782	—	—	—	(41)	22,741
Total Controlled affiliates		$17,079	$112,948	$3,795	$—	$—	$(9,213)	$107,530
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

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.
(2)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, an exchange of existing investments for new investments and the transfers of an existing portfolio company into this category from a different category.
(3)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, an exchange of existing investments for new investments and the transfers of an existing portfolio company from this category to a different category.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

In September 2024, as part of a restructuring and partial foreclosure agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, first lien delayed draw loan and revolver investments in Honors Holdings, LLC, which had a historical cost basis of $17,816, were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity interests in H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). As of the restructuring date, these investments had an adjusted cost basis of $10,234. The remaining portion of the Honors Holdings, LLC first lien secured investments, with a cost basis of $7,582, was recognized as a net realized loss in the consolidated statements of operations.

The following table presents the schedule of investments in and advances to affiliated and controlled affiliated persons (as defined by the 1940 Act) as of and for the year ended December 31, 2023:

		Dividends, interest	Beginning				Net Change in	Ending Fair
		and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,			Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2022	Purchases	Sales	Gain (Loss)	(Depreciation)	2023
Non-controlled affiliates
Arcole Holding Corporation	Equity	$84	$6,380	$—	$(6,605)	$(339)	$564	$—
Playmonster Group LLC	Priority First Lien Secured Term Loan	129	176	943	—	—	(104)	1,015
Playmonster Group LLC	First Lien Secured Term Loan	(85)	2,977	—	—	—	(1,614)	1,363
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	270	—	2,961	—	—	(168)	2,793
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	—	4,537	—	—	(4,286)	251
Total Non-controlled affiliates		$398	$9,533	$8,441	$(6,605)	$(339)	$(5,608)	$5,422

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.
(2)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, an exchange of existing investments for new investments and the transfers of an existing portfolio company into this category from a different category.
(3)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, an exchange of existing investments for new investments and the transfers of an existing portfolio company from this category to a different category.

In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act.

In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment to Sklar Holdings, Inc, with a total cost basis of $3,339, converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). During the three months ended June 30, 2023, the Company received a paydown of $690 on its investment in Sklar Holdings, Inc (d/b/a Starco) first lien secured term loan, and the remaining Sklar Holdings, Inc (d/b/a Starco) second lien secured term loan investment, with a cost basis of $3,892, was converted into preferred units of Pressurized Holdings, LLC (f/k/a Starco).

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, STRS JV had total assets of $309,077 and $332,160, respectively. STRS JV’s portfolio consisted of debt investments in 38 and 34 portfolio companies as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,594 and $19,889, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $79,058 and $83,564 as of December 31, 2024 and December 31, 2023, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both December 31, 2024 and December 31, 2023, the Company and STRS Ohio owned 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of December 31, 2024 and December 31, 2023, respectively. As of both December 31, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

On November 26, 2024, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) reduce the spread from 2.50% to 2.25%, (ii) extend the non-call period from May 8, 2025, to November 26, 2026, (iii) extend the reinvestment period from January 19, 2026, to November 26, 2027, and (iv) extend the termination date from January 19, 2028, to November 26, 2029.

As of December 31, 2024, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as SOFR plus a spread of 2.25%. The maturity date of the STRS JV Credit Facility is November 26, 2029. As of December 31, 2024, STRS JV had $144,081 of outstanding borrowings and an interest rate outstanding of 6.4% per annum under the STRS JV Credit Facility.

As of December 31, 2023, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as SOFR plus 2.72%. As of December 31, 2023, the maturity date of the STRS JV Credit Facility was July 19, 2026. As of December 31, 2023, STRS JV had $165,244 of outstanding borrowings and an interest rate outstanding of 7.7% per annum under the STRS JV Credit Facility.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2024:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.23%	02/18/22	12/15/26	9,007	$8,937	$9,007	26.1%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.23%	03/11/22	12/15/26	3,023	3,000	3,023	8.7
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.23%	02/18/22	12/15/26	—	—	5	—
									11,937	12,035	34.8
Aerospace & Defense
Basel U.S. Acquisition Co., Inc. (d/b/a International Aerospace Coatings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.94%	09/13/24	12/05/28	3,681	3,633	3,675	10.6
Basel U.S. Acquisition Co., Inc. (d/b/a International Aerospace Coatings, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	9.94%	09/13/24	12/05/28	—	—	7	—
									3,633	3,682	10.6
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.35%	02/17/22	06/15/26	3,307	3,286	3,307	9.6
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.35%	02/17/22	06/15/26	—	—	4	—
									3,286	3,311	9.6
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.03%	07/19/19	07/01/25	18,613	18,577	17,865	51.6
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.03%	07/19/19	07/01/25	—	—	(38)	(0.1)
									18,577	17,827	51.5
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.48%	11/09/20	12/07/26	13,501	13,445	13,437	38.8
									13,445	13,437	38.8
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.61%	12/21/23	01/02/29	3,033	2,974	2,981	8.6
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.59%	12/21/23	01/02/29	1,502	1,472	1,477	4.3
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.61%	12/21/23	01/02/29	420	412	415	1.2
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.23%	03/17/23	02/07/28	5,117	5,015	5,111	14.8
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.23%	03/17/23	02/07/28	569	558	569	1.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.23%	03/17/23	02/07/28	338	331	341	1.0
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.83%	06/14/24	05/31/29	5,349	5,254	5,338	15.4
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	9.83%	06/14/24	05/31/29	—	—	9	—
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.83%	06/14/24	05/31/29	—	—	12	—
									16,016	16,253	47.0
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Term Loan	1.00%	CORRA	6.00%	9.49%	01/22/20	12/21/26	18,415	14,234	12,883	37.2
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.00%	9.49%	01/22/20	12/21/26	—	—	2	—
									14,234	12,885	37.2

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.40%	04/26/24	04/16/30	4,080	$4,027	$4,070	11.8%
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	10.40%	04/26/24	04/16/30	—	—	15	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.40%	04/26/24	04/16/30	—	—	6	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR	4.75%	9.27%	12/12/24	11/26/31	5,333	5,280	5,281	15.3
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	5.75%	10.40%	12/12/24	11/26/31	—	—	—	—
									9,307	9,372	27.1
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.95%	10/31/23	10/26/28	7,425	7,298	7,425	21.5
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.95%	10/31/23	10/26/28	—	—	17	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR	7.00%	11.59%	07/19/19	09/30/26	11,592	11,563	11,592	33.5
Quest Events, LLC	First Lien Secured Revolving Loan	2.00%	SOFR	7.00%	11.59%	07/19/19	09/30/26	247	246	248	0.7
									19,107	19,282	55.7
Electrical Components & Equipment
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.81%	12/03/24	11/04/30	3,531	3,479	3,479	10.1
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	9.81%	12/03/24	11/04/30	—	—	—	—
									3,479	3,479	10.1
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.42%	10.88%	08/09/23	08/01/29	6,904	6,774	6,952	20.1
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.00%	8.45%	08/09/23	08/01/29	2,168	2,120	2,183	6.3
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.96%	08/09/23	08/01/29	234	230	248	0.7
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.84%	03/01/22	12/29/26	11,078	11,000	11,078	32.0
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.85%	03/01/22	12/29/26	2,343	2,326	2,343	6.8
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.82%	03/01/22	12/29/26	517	513	522	1.5
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.71%	01/23/24	12/31/26	6,659	6,566	6,637	19.2
									29,529	29,963	86.6
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.11%	06/14/24	05/10/29	5,006	4,919	4,993	14.4
									4,919	4,993	14.4
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR	5.25%	9.79%	09/19/24	07/02/31	7,962	7,866	7,919	22.9
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	5.25%	9.78%	09/19/24	07/02/31	78	78	80	0.2
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Revolving Loan	0.75%	SOFR	5.25%	9.78%	09/19/24	07/02/31	—	—	5	—
									7,944	8,004	23.1
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.46%	04/11/23	03/01/29	5,002	4,898	4,986	14.4
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.46%	04/11/23	03/01/29	—	—	9	—
									4,898	4,995	14.4

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	5.00%	9.33%	10/25/23	10/18/28	4,972	$4,877	$5,021	14.5%
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	5.00%	9.33%	10/25/23	10/18/28	—	—	9	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.25%	SOFR	6.25%	10.68%	07/27/23	07/11/29	2,633	2,584	2,660	7.7
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.25%	SOFR	6.25%	10.68%	07/27/23	07/11/29	—	—	6	—
									7,461	7,696	22.2
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.86%	05/04/22	04/28/28	6,423	6,682	6,654	19.2
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.21%	05/04/22	04/28/28	978	967	978	2.8
									7,649	7,632	22.0
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.34%	09/11/24	05/04/29	3,350	3,319	3,344	9.7
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	5.50%	10.40%	09/11/24	05/04/29	513	665	643	1.9
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	5.75%	9.14%	09/11/24	05/04/29	594	649	611	1.8
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.25%	09/11/24	05/04/29	29	29	30	0.1
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	5.50%	10.40%	09/11/24	05/04/29	—	—	2	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.39%	10.85%	05/10/23	04/10/29	7,187	7,040	7,176	20.7
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.97%	10.51%	05/10/23	04/10/29	821	804	817	2.4
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	13.00%	05/10/23	04/10/28	241	236	249	0.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.73%	01/27/21	01/02/29	10,923	10,839	10,923	31.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	9.99%	01/27/21	01/02/29	2,946	2,922	2,946	8.5
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	9.99%	01/27/21	01/02/29	—	—	11	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.21%	08/10/21	09/02/26	5,964	5,924	5,964	17.2
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.21%	08/10/21	09/02/26	—	—	4	—
									32,427	32,720	94.6
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.13%	06/14/24	05/14/29	4,520	4,441	4,505	13.0
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.15%	06/14/24	05/14/29	30	30	36	0.1
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.22%	12/24/24	06/28/28	2,505	2,468	2,468	7.1
									6,939	7,009	20.2
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.99%	06/22/21	02/24/26	8,155	8,114	8,155	23.7
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	12.99%	06/22/21	02/24/26	—	—	3	—
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	8.11%	12.57%	10/07/22	09/29/28	6,521	6,439	6,324	18.3
Max Solutions, Inc.(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.10%	12.56%	10/07/22	09/29/28	414	411	402	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	8.10%	12.56%	10/07/22	09/29/28	—	—	(3)	—
									14,964	14,881	43.2

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.85%	12/16/21	11/01/27	12,039	$13,449	$12,465	36.0%
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.48%	12/16/21	11/01/27	962	952	962	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.51%	12/16/21	11/01/27	874	865	874	2.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.44%	12/16/21	11/01/27	1,156	1,145	1,160	3.4
									16,411	15,461	44.7
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.02%	12/28/21	10/19/26	5,563	5,523	5,395	15.6
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.97%	11.29%	02/18/22	10/19/26	1,395	1,384	1,354	3.9
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.02%	02/18/22	10/19/26	483	480	455	1.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	03/01/22	01/21/27	6,502	6,448	5,918	17.1
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.96%	03/01/22	01/21/27	725	719	660	1.9
									14,554	13,782	39.8
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	10.51%	01/10/24	11/21/29	3,617	3,543	3,574	10.3
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	10.51%	01/10/24	11/21/29	—	—	(2)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	12.50%	01/10/24	11/21/28	60	58	63	0.2
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.98%	07/15/21	06/23/27	8,342	8,299	8,342	24.1
									11,900	11,977	34.6
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	08/10/21	07/30/27	14,162	14,041	14,095	40.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.96%	08/10/21	07/30/27	3,872	3,839	3,854	11.1
									17,880	17,949	51.8
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.02%	11/27/23	11/09/28	6,354	6,256	6,323	18.3
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.02%	11/27/23	11/09/28	—	—	9	—
									6,256	6,332	18.3
Total Investments									$296,752	$294,957	852.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(12)					4.33%				$242	$242	0.7%
Invesco Treasury Money Market Fund (CUSIP: X9USDINVE)(12)					4.39%				525	525	1.5
Total Money Market Funds									767	767	2.2
Total Investments and Money Market Funds									$297,519	$295,724	854.5%

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	958	CAD	$691 USD	2/7/2024	$—	$(33)
Morgan Stanley		€1,181	EUR	$1,249 USD	2/7/2024	—	(56)
Morgan Stanley		£1,340	GBP	$1,625 USD	2/7/2024	—	(83)
Total						$—	$(172)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference SOFR, CDOR, SONIA, Prime, EurIBOR, which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 852.3% of STRS JV’s members’ equity or 95.4% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in CAD.
(11)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CDOR. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	The rate shown is the annualized seven-day yield as of December 31, 2024.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	256	CAD	$189 USD	1/27/2023	$—	$(1)
Morgan Stanley		€1,111	EUR	$1,128 USD	1/27/2023	—	(64)
Morgan Stanley		£229	GBP	$266 USD	1/27/2023	—	(10)
Total						$—	$(75)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility.
(2)	The investments bear interest at a rate that may be determined by reference to LIBOR, which resets monthly, quarterly or semiannually, SOFR, CDOR, Prime, or EurIBOR.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 900.6% of STRS JV’s members’ equity or 94.0% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in GBP.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in CAD.
(11)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CDOR. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	Principal amount is non-USD denominated and is based in British pounds. At the option of the borrower, amounts borrowed under the delayed draw term loan commitment can be U.S. dollars, Canadian dollars or British pounds.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)	The issuer is domiciled in the United Kingdom.

As of December 31, 2024, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited which is domiciled in the United Kingdom. As of December 31, 2023, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom.

As of December 31, 2024 and December 31, 2023, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $24,724, and $21,063 under delayed draw term loan commitments and undrawn revolvers as of December 31, 2024 and December 31, 2023, respectively.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of December 31, 2024 and December 31, 2023 and for the years ended December 31, 2024, 2023 and 2022:

Selected Balance Sheet Information ($ in thousands)	As of December 31, 2024	As of December 31, 2023
Assets
Investments, at fair value (amortized cost of $296,752 and $312,807, respectively)	$294,957	$312,217
Cash and cash equivalents	12,454	14,625
Interest receivable	1,427	2,540
Amounts receivable on unsettled investment transactions	143	2,687
Unrealized appreciation on foreign currency forward contracts	64	—
Other assets	32	91
Total assets	$309,077	$332,160
Liabilities
Credit facility (net of unamortized debt issuance costs of $3,024 and $1,850, respectively)	$141,057	$163,394
Note payable to members	128,459	128,459
Interest payable on credit facility	807	1,013
Interest payable on notes to members	3,589	3,799
Unrealized depreciation on foreign currency forward contracts	—	172
Other liabilities	558	657
Total liabilities	274,470	297,494
Members’ equity	34,607	34,666
Total liabilities and members’ equity	$309,077	$332,160

	Year Ended December 31,
Selected Statement of Operations Information ($ in thousands)	2024	2023	2022
Interest and fee income	$39,833	$40,334	$28,956
Total investment income	$39,833	$40,334	$28,956
Interest expense on credit facility	14,433	14,558	7,470
Interest expense on notes to members	14,971	14,403	9,680
Administrative fee	651	652	629
Other expenses	816	636	564
Total expenses	$30,871	$30,249	$18,343
Net investment income	8,962	10,085	10,613
Net realized gains (losses) on investments and foreign currency transactions	91	312	329
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	1,329	1,229	(875)
Net increase in members’ equity resulting from operations	$10,382	$11,626	$10,067

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2024 and year ended December 31, 2023, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$502,693	$502,693
Second lien secured loans	—	—	8,342	8,342
Unsecured loans	—	—	1,175	1,175
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	22,846	22,846
Equity in STRS JV(1)	—	—	—	22,741
Total investments	$—	$—	$619,472	$642,213
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $13,249 as of December 31, 2024, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at $20 as of December 31, 2024, are characterized in Level 2 of the hierarchy.

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$553,085	$553,085
Second lien secured loans	—	—	19,039	19,039
Unsecured loans	—	—	167	167
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	16,679	16,679
Equity in STRS JV(1)	—	—	—	22,782
Total investments	$—	$—	$673,386	$696,168
(1)	The Company’s equity investment in STRS JV is measured using the NAV per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $11,312 as of December 31, 2023, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at ($43) as of December 31, 2023, are characterized in Level 2 of the hierarchy.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Year ended December 31, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$553,085	$19,039	$167	$84,416	$16,679	$673,386
Funding of investments	206,830	—	—	—	453	207,283
Non-cash interest income	6,786	380	94	—	—	7,260
Accretion of discount	4,084	22	5	—	—	4,111
Proceeds from paydowns and sales	(241,304)	(2,039)	—	—	(1,403)	(244,746)
Conversions	(8,852)	(11,769)	886	—	19,735	—
Realized gains (losses)	(10,985)	(5,817)	—	—	(1,886)	(18,688)
Net unrealized appreciation (depreciation)	(6,951)	8,526	23	—	(10,732)	(9,134)
Fair value, end of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2024	$(17,190)	$259	$23	$—	$(10,151)	$(27,059)

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2023:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Year ended December 31, 2023	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$618,267	$20,634	$167	$80,000	$21,000	$740,068
Funding of investments	143,792	—	—	4,416	1,216	149,424
Non-cash interest income	5,471	267	—	—	—	5,738
Accretion of discount (premium)	4,411	82	—	—	—	4,493
Proceeds from paydowns and sales	(195,496)	(233)	—	—	(6,605)	(202,334)
Conversions	(7,232)	2,695	—	—	4,537	—
Realized gains (losses)	(518)	22	—	—	(338)	(834)
Net unrealized appreciation (depreciation)	(15,610)	(4,428)	—	—	(3,131)	(23,169)
Fair value, end of period	$553,085	$19,039	$167	$84,416	$16,679	$673,386
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2023	$(17,346)	$(4,430)	$—	$—	$(3,694)	$(25,471)

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

December 31, 2024

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$439,577	Discounted cash flow analysis	Discount Rate	7.7% - 26.8% (13.1%)
	19,554	Recent transaction	Transaction Price	98.0 - 100.0 (98.5)
	22,923	Enterprise value analysis	EBITDA Multiple	5.8 - 8.0 (6.9)
	1,635	Enterprise value analysis	Revenue Multiple	1.4 - 1.4 (1.4)
	9,104	Expected repayment	Transaction Price	103.0 - 103.0 (103.0)
	373	Collateral analysis	Recovery Rate	0.0 - 15.0 (15.0)
	9,453	Market quotations	Broker quoted price	96.8 - 96.8 (96.8)
	74	Option pricing Model	Volatility	16.0 - 16.0 (16.0)
Second lien secured loans	8,342	Discounted cash flow analysis	Discount rate	11.7% - 12.5% (12.0%)
Unsecured loans	1,175	Discounted cash flow analysis	Discount rate	12.3% - 12.9% (12.6%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	10,728	Enterprise value analysis	EBITDA multiple	5.3 - 13.7 (9.8)
	9,132	Enterprise value analysis	Revenue Multiple	1.4 - 2.0 (2.0)
Preferred equity	2,916	Enterprise value analysis	EBITDA multiple	6.5 - 12.1 (7.5)
Warrant	70	Enterprise value analysis	EBITDA multiple	5.5 - 5.5 (5.5)
Total Level 3 Investments	$619,472
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2023	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$507,946	Discounted cash flow analysis	Discount rate	11.0% - 30.3% (13.9%)
	34,016	Recent transaction	Transaction price	89.0 - 98.8 (96.2)
	10,477	Enterprise value analysis	EBITDA multiple	8.6 - 8.6 (8.6)
	646	Option pricing Model	Volatility	17.2 - 17.2 (17.2)
Second lien secured loans	17,438	Discounted cash flow analysis	Discount rate	11.4% - 24.0% (18.8%)
	1,601	Enterprise value analysis	EBITDA multiple	6.3 - 6.3 (6.3)
Unsecured loans	167	Enterprise value analysis	EBITDA multiple	7.1 - 7.1 (7.1)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	3,175	Discounted cash flow analysis	Discount rate	14.7% - 30.3% (16.6%)
	6,927	Enterprise value analysis	EBITDA multiple	5.5 - 13.2 (8.8)
	709	Recent transaction	Transaction price	1.0 - 1.0 (1.0)
Preferred equity	832	Discounted cash flow analysis	Discount rate	29.9% - 30.3% (29.9%)
	1,511	Enterprise value analysis	EBITDA multiple	6.0 - 10.5 (6.7)
Warrant	3,525	Discounted cash flow analysis	Discount rate	26.2% - 30.2% (26.3%)
Total Level 3 Investments	$673,386
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

December 31, 2024

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

The following table presents the principal amount and fair value of the Company’s borrowings as of December 31, 2024 and December 31, 2023. As of December 31, 2024 and December 31, 2023, the Credit Facility (as defined in Note 6) approximates its carrying value presented net of unamortized debt issuances costs and issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of December 31, 2024, the fair value of the 7.875% 2028 Notes (the “7.875% 2028 Notes”) approximates the principal amounts outstanding. As of December 31, 2023, the fair value of the 7.875% notes due 2028 were estimated using a of discounted future cash flows to the valuation date and the carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion.

		As of December 31, 2024		As of December 31, 2023
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$161,493	$160,745	$196,512	$194,926
5.375% 2025 Notes	3	40,000	39,594	40,000	38,369
5.375% 2026 Notes	3	10,000	9,765	10,000	9,365
4.000% 2026 Notes	3	75,000	71,342	75,000	67,511
5.625% 2027 Notes	3	10,000	9,719	10,000	9,261
4.250% 2028 Notes	3	25,000	22,911	25,000	21,379
7.875% 2028 Notes	3	34,500	34,500	34,500	34,365
		$355,993	$348,576	$391,012	$375,176

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage for borrowed amounts was 180.4% and 181.0%, respectively.

Total borrowings outstanding and available as of December 31, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$161,493	$160,745	$173,507
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,892	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,943	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,332	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,926	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,796	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,483	—
Total debt			$355,993	$353,117	$173,507
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2023, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$196,512	$194,926	$138,488
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,761	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,914	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	73,992	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,901	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,745	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,209	—
Total debt			$391,012	$386,448	$138,488
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a revolving credit and security agreement with JPMorgan, as administrative agent and lender.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

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

On November 21, 2024, the terms of the Credit Facility were amended to extend the reinvestment period by one month to from November 22, 2024 to December 22, 2024.

On December 19, 2024, the terms of the Credit Facility were amended to extend the reinvestment period by one month to from December 22, 2024 to January 22, 2025.

The Credit Facility bears interest at SOFR plus 2.50% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.35% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $512,210 as of December 31, 2024 as collateral. The Credit Facility has a maturity date of November 22, 2025.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of December 31, 2024, the Company had $161,493 in outstanding borrowings and $173,507 undrawn under the Credit Facility. For the year ended December 31, 2024, weighted average outstanding borrowings were $183,014 at a weighted average interest rate of 7.67%. As of December 31, 2024, the interest rate in effect on outstanding borrowings was 6.88%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2024, $173,507 was available to be drawn by the Company based on these requirements.

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

December 31, 2024

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

December 31, 2024

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2023, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on October 30, 2024. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

The following table details our management fee expenses for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
Management Fees ($ in thousands)	2024	2023	2022
Base management fees	$12,127	$14,684	$15,600
Total management fees	$12,127	$14,684	$15,600

As of December 31, 2024 and December 31, 2023, management fees payable on the consolidated statements of assets and liabilities were $2,932 and $3,595, respectively.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
Performance-based Incentive Fees ($ in thousands)	2024	2023	2022
Income incentive fee	$9,309	$10,678	$8,862
Capital gains incentive fee	—	—	(1,803)
Total performance-based incentive fees	$9,309	$10,678	$7,059

As of December 31, 2024 and December 31, 2023, incentive fees payable on the consolidated statements of assets and liabilities were $17,848 and $10,470, respectively. As of both December 31, 2024 and December 31, 2023, there were no incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

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

During each of the years ended December 31, 2024, 2023 and 2022, the Company incurred allocated administrative service fees of $683.

Co-investments with Related Parties: As of December 31, 2024 and December 31, 2023, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of December 31, 2024 and December 31, 2023, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $5,890,052 and $4,977,275, respectively.

STRS JV: For the year ended December 31, 2024 and December 31, 2023, the Company sold $59,190 and $74,939 of investments to STRS JV and recognized a net realized loss of $15 and a net realized loss of $101, respectively.

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

As of December 31, 2024 and December 31, 2023, the balance of unfunded commitments to extend credit was $26,385 and $21,440, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of December 31, 2024 and December 31, 2023:

Unfunded Commitments ($ in thousands)	As of December 31, 2024	As of December 31, 2023
Revolving Loan Commitments:
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	$—	$447
Branford Filtration, LLC (d/b/a Clean Solutions Group)	—	387
Bridgepoint Healthcare, LLC	1,350	1,588
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	459	—
Claridge Products and Equipment, LLC	70	351
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	194	647
HC Salon Holdings, Inc. (d/b/a Hair Cuttery)	—	700
Leviathan Intermediate Holdco, LLC	570	570
LogicMonitor, Inc.	778	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	246	572
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	—	709
MSI Information Services, Inc.	—	225
M&M OpCo, LLC (d/b/a Escalent, Inc.)	238	238
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)	—	30
PANOS Brands, LLC	384	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	610
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	146	—
Telestream Holdings Corporation	241	87
The Kyjen Company, LLC (d/b/a Outward Hound)	—	798
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	—
Trailhead Media LLC	870	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	515	—
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	1,195	—
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	—
Total unfunded revolving loan commitments	15,510	12,113

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	—
Avision Holdings, LLC (d/b/a Avision Sales Group)	1,756	—
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	—	140
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	—	895
Kelso Industries LLC	1,389	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	—	648
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	1,407
StoicLane MidCo, LLC (d/b/a StoicLane Inc.)	—	6,237
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	878	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	1,107	—
Trailhead Media LLC	2,174	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	—
Total unfunded delayed draw loan commitments	10,875	9,327
Total Unfunded Commitments	$26,385	$21,440
(1)Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

As of both December 31, 2024 and December 31, 2023, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

No shares were issued pursuant to the ATM program during the years ended December 31, 2024 or 2023, respectively.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per share data:(1)
Net asset value, beginning of period	$13.63	$14.30	$15.10	$15.23	$15.23
Net investment income	1.60	1.84	1.60	1.36	1.18
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(1.13)	(0.96)	(0.93)	0.07	0.37
Net increase in net assets resulting from operations	0.47	0.88	0.67	1.43	1.55
Distributions declared from net investment income	(1.79)	(1.55)	(1.47)	(1.56)	(1.55)
Net asset value, end of period	$12.31	$13.63	$14.30	$15.10	$15.23
Total annualized return based on market value(2)	(21.30)%	(5.75)%	(15.81)%	13.89%	(0.66)%
Total annualized return based on net asset value	3.49%	6.20%	4.55%	9.21%	10.36%
Net assets, end of period	$286,134	$316,772	$332,387	$349,751	$312,897
Per share market value at end of period	$9.68	$12.30	$13.05	$15.50	$13.61
Shares outstanding end of period	23,243,088	23,243,088	23,243,088	23,162,667	20,546,032
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	14.89%	15.16%	12.54%	10.96%	9.78%
Ratio of incentive fees to average net assets	2.99%	3.25%	2.04%	2.30%	2.49%
Ratio of total expenses to average net assets(4)	17.88%	18.41%	14.58%	13.26%	12.27%
Ratio of net investment income to average net assets(4)	11.98%	12.98%	10.81%	8.81%	7.90%
Portfolio turnover ratio	30.93%	19.91%	35.81%	60.79%	35.86%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Year Ended December 31,
($ in thousands except share and per share amounts)	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$10,851	$20,412	$15,683
Weighted average shares outstanding	23,243,088	23,243,088	23,229,552
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$0.47	$0.88	$0.68

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$10,851	$20,412	$15,683
Change in net unrealized (appreciation) depreciation on investments and foreign currency	8,406	23,247	7,307
Other book-to-tax differences	18,089	205	9,498
Taxable income before deductions for distributions	$37,346	$43,864	$32,488

The tax character of distributions was as follows:

	Year ended December 31,
($ in thousands)	2024		2023		2022
Ordinary income	$41,489	100.0%	$36,027	100.0%	$34,150	100.0%
Return of capital	—	—	—	—	—	—
Long-term capital gains	—	—	—	—	—	—
Total distributions	$41,489	100.0%	$36,027	100.0%	$34,150	100.0%

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

As of December 31, 2024, 2023 and 2022, the tax basis components of distributable earnings were as follows:

	Year ended December 31,
($ in thousands)	2024	2023	2022
Ordinary income	$28,366	$31,874	$24,217
Accumulated capital and other losses	(27,935)	—	—
Net unrealized (depreciation) appreciation on investments and foreign currency	(54,509)	(54,020)	(22,287)
Distributions deferred	—	—	—
Total (accumulated deficit) distributable earnings – tax basis	$(54,078)	$(22,146)	$1,930

There were no late year ordinary losses for the fiscal years ended December 31, 2024, December 31, 2023 and December 31, 2022.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred for an unlimited period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2024 and 2023, the Company had $22,269 and $8,123, respectively of long-term capital loss carryforwards. As of December 31, 2024 and 2023, the Company had $5,666 and zero, respectively of short-term capital loss carryforwards.

As of December 31, 2024, the cost of investments for U.S. federal income tax purposes was $711,668, resulting in net unrealized depreciation of $56,206. This is comprised of gross unrealized appreciation of $13,700 and gross unrealized depreciation of $69,906 on a tax basis. As of December 31, 2023, the cost of investments for U.S. federal income tax purposes was $751,117, resulting in net unrealized depreciation of $54,949. This is comprised of gross unrealized appreciation of $6,881 and gross unrealized depreciation of $61,830 on a tax basis.

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

NOTE 13 – SEGMENT REPORTING

The Company operates through a single reporting segment, with an investment strategy to generate current income and, to a lesser extent, capital appreciation primarily through direct origination of senior secured debt and select equity investments. The Chief Operating Decision Maker (“CODM”), who are the Company’s chief executive officer and chief financial officer, are responsible for assessing performance and allocating resources on behalf of the Company. The CODM assesses performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations. In addition to various other factors and metrics, the CODM utilizes net increase (decrease) in net assets resulting from operations as a key metric in implementing investment policy decisions and in evaluating the Company’s distribution policy. As the Company operates as a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

NOTE 14 - SUBSEQUENT EVENTS

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

On January 17, 2025, the terms of the Credit Facility were amended to, among other things, (i) reduce the applicable margins for interest rates to 2.25%, (ii) extend the non-call period to January 17, 2027, (iii) extend the reinvestment period to January 17, 2028, and (iv) extend the scheduled termination date to January 17, 2030.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

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

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

			Director	Expiration
Name	Age	Position	Since	of Term
Interested Directors
John Bolduc	60	Chairman of the Board of Directors	2012	2027
Stuart Aronson	62	Chief Executive Officer and Director	2017	2026
Jay Carvell	59	Director	2012	2026
Independent Directors
Rick P. Frier	63	Director, Chairman of the Compensation Committee	2016	2026
Rick D. Puckett	71	Director, Chairman of the Audit Committee	2012	2027
G. Stacy Smith	56	Director, Chairman of the Nominating and Corporate Governance Committee	2015	2025
John P. Volpe	61	Director	2024	2025

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

John Bolduc: Mr. Bolduc has been Chairman of our Board since 2012. Mr. Bolduc is an Executive Managing Director of H.I.G. Capital, having joined the firm in 1993. Mr. Bolduc is responsible for leading H.I.G. Capital’s credit platform, which manages approximately $20 billion of capital across multiple investment funds. He has more than 25 years of experience focused on credit investments, including primary loans and distressed debt, as well as private equity investments. Mr. Bolduc currently serves on the boards of directors of several privately held companies. Prior to joining H.I.G. Capital in 1993, Mr. Bolduc was at the management-consulting firm of Bain & Company, a leading worldwide management-consulting firm, where he directed domestic and international assignments for Fortune 500 clients. Prior to joining Bain & Company, Mr. Bolduc worked for three years as the Assistant to the President of Chemed Corporation (NYSE: CHE), a specialty chemical company. Mr. Bolduc is a graduate of Lehigh University with a B.S. degree in Computer Science and earned his M.B.A. from the University of Virginia’s Darden School of Business.

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

Independent Directors

Rick P. Frier: Mr. Frier has served as a director since 2016. He is currently Chairman of the Board of CoolSys, Inc. He is currently Chairman of the Board of US Salt Corporation. He is currently the Vice-Chairman of the Board and Chairman of the Audit Committee for Trivium Corporation. He previously served as the Chairman of the Board and Chairman of the Audit Committee for Exal Corporation. He previously served on the Board of Affinion Group, Inc., where he was the Chairman of the Audit Committee. Mr. Frier also served as a Chairman of the Board of Shearer’s Foods Inc. Prior to these positions, Mr. Frier was the Executive Vice President and Chief Financial Officer of Chiquita

Brands International, Inc. Before his position with Chiquita Brands, Mr. Frier served as the Executive Vice President, Chief Financial Officer and director of Catalina Marketing Corporation. Mr. Frier received a Bachelor of Science in Business Administration from the University of Southern California, and an M.B.A. from the Claremont Graduate University.

Mr. Frier’s experience as a board member, chief executive officer and chief financial officer of several companies are among the attributes that led to the conclusion that Mr. Frier should serve on our Board.

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

John P. Volpe: Mr. Volpe has served as a director since April 2024. Mr. Volpe currently serves on the board of directors of Triangle Community Center, a charitable organization providing services to the LGBTQ+ community, and previously served as Treasurer from January 2016 to December 2023. He is a highly accomplished commercial lending leader with significant expertise across asset classes, including cash flow and asset-based senior debt, junior debt, debt investment funds, equity, securitization, leasing, and insurance products. He has over 30 years of experience in commercial lending, including 18 years with GE Capital. At GE Capital, Mr. Volpe led the U.S. syndicated debt placement team, developed debt capital markets capabilities for the firm’s reinsurance businesses, established the London-based debt structuring and distribution for GE Capital’s European commercial finance businesses, led the Unitrache Debt Fund for the GE Capital’s Sponsor Finance Group, and developed and implemented an innovative securitized funding vehicle for GE Capital’s asset-based lending businesses. Mr. Volpe began his career at Heller Financial, where his roles included originating, underwriting, portfolio management, and auditing of commercial senior and junior debt and equity investments and working out troubled credits. Mr. Volpe received a Bachelor of Science degree in Finance from the University of Illinois.

Mr. Volpe’s experience as a board member and broad experience and leadership skills combined with his directly applicable experience in the credit markets are among the attributes that led to the conclusion that Mr. Volpe should serve on our Board.

Executive Officers Who are Not Directors

Name	Age	Position
Joyson C. Thomas	43	Chief Financial Officer
Marco Collazos	49	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

Joyson C. Thomas: Mr. Thomas has served as our Chief Financial Officer since August 2019. Mr. Thomas joined H.I.G. Capital, LLC (“H.I.G. Capital”) in April 2017. Before becoming the Chief Financial Officer of the Company, Mr. Thomas was Controller for the WhiteHorse Direct Lending platform within H.I.G. Capital’s Credit platform, which includes the Company as well as other pooled investment vehicles and separately managed accounts. He is responsible for the financial reporting and operations oversight of all WhiteHorse Direct Lending vehicles. Mr. Thomas has more than 15 years of experience in the asset management industry with a focus on credit strategies. From January 2014 until joining H.I.G. Capital, Mr. Thomas was a Principal and Controller for MatlinPatterson’s Asset Management (“MPAM”) platform, where he oversaw the finance function for various credit strategies spanning performing and distressed credit, mortgage-backed securities as well as CLO structures. Prior to joining MPAM MatlinPatterson, Mr. Thomas was the Global Controller at Clearwater Capital Partners (now a subsidiary of Fiera Capital), an Asian credit-focused investment firm. Earlier in his career, Mr. Thomas was a Manager in the Transaction Services practice and prior to that a Senior Associate in the audit practice of PricewaterhouseCoopers LLP. He currently serves on the Board of Trustees for Canisius University. Mr. Thomas holds a Bachelor of Science degree in Accounting and Finance, summa cum laude, from Canisius University — Richard J. Wehle School of Business. He is a Certified Public Accountant licensed in the State of New York, a Chartered Global Management Accountant and is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants.

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

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures that apply to all directors, managers, partners, officers and employees of the Company, H.I.G. Capital and the Investment Adviser. Our insider trading policies and procedures are included as Exhibit 19.1 to this annual report on Form 10 K.

Corporate Governance

Our Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee of the Company (the “Compensation Committee”). For the fiscal year ended December 31, 2024, our Board held four meetings, the Audit Committee held four meetings and the Compensation Committee and the Nominating and Corporate Governance Committee held three joint meetings. All directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served that were held while they were members of the Board. The Company requires each director to make a diligent effort to attend all Board and committee meetings and encourages directors to attend the annual meetings of Stockholders.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are Messrs. Frier, Puckett, Smith and Volpe, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance regulations. Mr. Puckett serves as Chairman of the Audit Committee. The Audit Committee is responsible for pre-approving the engagement of the independent accountants to render audit and/or permissible non-audit services, approving the terms of compensation of such independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee is also responsible for aiding our Board in fair value pricing debt and equity securities that are not publicly-traded or for which current market values are not readily available. The Board and Audit Committee use the services of one or more independent valuation firms to help them determine the fair value of these securities. Our Board has determined that Mr. Puckett is an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). In addition, each member of our Audit Committee meets the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Messrs. Frier, Puckett, Smith and Volpe, each of whom is independent for purposes of the 1940 Act and the Nasdaq corporate governance regulations. Mr. Smith serves as the Chairmen of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our Stockholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and our management. The Nominating and Corporate Governance Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

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

Compensation Committee

We established a Compensation Committee in May 2014. The members of our Compensation Committee are Messrs. Frier, Puckett, Smith and Volpe, each of whom meets the independence standards established by the SEC and the Nasdaq corporate governance regulations. Mr. Frier serves as Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of our Independent Directors, our chief executive officer and all of our other executive officers. Currently none of our executive officers is compensated by us and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices. The Compensation Committee also has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The Compensation Committee has adopted a written charter that is available on our website at www.whitehorsefinance.com.

Item 11. Executive Compensation

Compensation of Chief Executive Officer and Other Executive Officers

None of our executive officers receives direct compensation from us. An allocable portion of the compensation of our chief financial officer and our chief compliance officer is paid by WhiteHorse Administration, subject to reimbursement by us of an allocable portion of such compensation for services rendered by them to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Administrator.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Frier, Puckett, Smith and Volpe. All members of the Compensation Committee are independent directors and none of the members is a present or past employee of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board.

Compensation Committee Report

Currently none of our executive officers are compensated by us and, as a result, the Compensation Committee does not produce and/or review a report on executive compensation practices.

Compensation of Directors

Beginning on October 30, 2024, the Independent Directors will each receive an annual fee of $107,500. Prior to October 30, 2024, the Independent Directors each received an annual fee of $102,000.

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

The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2024. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

		Pension or
		Retirement	Total
	Aggregate	Benefits Accrued	Compensation
	Fees Earned or	as Part of Our	from WhiteHorse
Name	Paid in Cash	Expenses(1)	Finance
Independent Directors
Rick P. Frier	$112,500	—	$112,500
Rick D. Puckett	117,500	—	117,500
G. Stacy Smith	112,500	—	112,500
John P. Volpe	74,341	—	74,341
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—
(1)	We do not have a profit-sharing or retirement plan, a stock or option plan or a non-equity incentive plan and directors do not receive any pension or retirement benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2025, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

	Type of	Shares
Name and Address	Ownership	Owned	Percentage
H.I.G. Bayside Loan Opportunity Fund IV, L.P.(1)	Beneficial	3,976,258	17.1%
Stuart Aronson(2)	Beneficial	36,000	*
John Bolduc	Beneficial	450,155	1.9%
Jay Carvell(2)	Beneficial	15,630	*
Sami Mnaymneh(4)	Beneficial	3,976,258	17.1%
Anthony Tamer(4)(5)	Beneficial	4,439,104	19.1%
Rick P. Frier(2)(7)	Beneficial	3,700	*
Rick D. Puckett(2)(6)	Beneficial	19,912	*
G. Stacy Smith(2)	Beneficial	3,700	*
John P. Volpe(2)	Beneficial	—	*
Marco Collazos(2)	Beneficial	10,000	*
Joyson C. Thomas(2)	Beneficial	16,177	*
All officers and directors as a group (9 persons)	Beneficial	555,274	2.4%
*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Loan Opportunity Fund IV, L.P., a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by H.I.G. Bayside Loan Opportunity Fund IV, L.P. reflects the fact it may be viewed as having investment power over 3,976,258 shares of our common stock indirectly owned of record by such entity, although voting rights to such securities have been passed through to the respective limited partners. H.I.G. Bayside Loan Opportunity Fund IV, L.P. disclaims beneficial ownership of such shares of common stock, except to the extent of its pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. and a member of Bolduc Investments X, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 450,155 shares of common stock owned by these two entities. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P. and Bolduc Investments X, LLC, except to the extent of his direct pecuniary interest therein.
(4)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of H.I.G. Bayside Loan Opportunity Fund IV, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 3,976,258 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(5)	Mr. Tamer is the Manager of THM Selector, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of THM Selector, LLC, Mr. Tamer may be viewed as having investment power over 462,846 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by THM Selector, LLC, except to the extent of his direct pecuniary interest therein.
(6)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 19,912 shares of common stock owned by such entity.

(7)	Mr. Frier is the grantor of the Rick P Frier Revocable Trust Dated 12/30/2015. The number of shares of common stock shown in the above table as being owned by Mr. Frier reflects the fact that, due to his control of the Rick P. Frier Revocable Trust Dated 12/30/2015, Mr. Frier may be viewed as having dispositive power over 3,700 shares of common stock owned by such entity.

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

Item 14.  Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2024 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2024. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.

The following table sets forth Crowe LLP’s fees:

	Year ended December 31,
($ in thousands)	2024	2023
Audit Fees	$487	$470
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	30	70
Total Fees	$517	$540

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2024 and 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)Financial Statements — Refer to Item 8 starting on page 106
(2)Financial Statements Schedules — None.
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
10.5

Second Amended and Restated Investment Advisory Agreement, dated February 22, 2024, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2024)

10.6

Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.7

Note Purchase Agreement, dated October 20, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 21, 2020)

10.8

Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)

10.9

Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 30, 2021)

10.10

First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 21, 2021)

10.11

Second Amendment to Fifth Amended and Restated Loan Agreement, dated October 4, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 8, 2021)

10.12

Note Purchase Agreement, dated December 6, 2021, by and between WhiteHorse Finance, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 6, 2021)

10.13

Third Amendment to Fifth Amended and Restated Loan Agreement, dated January 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2022)

10.14

Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated February 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2022)

10.15

Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated March 30, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2022)

10.16

Equity Distribution Agreement, dated as of March 31, 2023, by and among WhiteHorse Finance, Inc., B. Riley Securities, Inc., as the sales agent, H.I.G. WhiteHorse Advisers, LLC, and H.I.G. WhiteHorse Administration, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on April 3, 2023)

10.17

Sixth Amendment to Fifth Amended and Restated Loan Agreement, dated April 12, 2023, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2023)

10.18

Eighth Amendment to Fifth Amended and Restated Loan Agreement, dated November 21, 2024, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2024)

10.19

Nineth Amendment to Fifth Amended and Restated Loan Agreement, dated December 19, 2024, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 26, 2024)

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

19.1*	Insider Trading Policies and Procedures
21.1*	List of Subsidiaries
23.1*	Consent of Crowe LLP related to Exhibit 99.1
23.2*	Consent of Crowe LLP related to Exhibit 99.2
24	Power of attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2024)
99.1*	Report of Crowe LLP on Senior Securities Table
99.2*	Audited Consolidated Financial Statements of WHF STRS Ohio Senior Loan Fund LLC as of and for the year ended December 31, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: March 7, 2025	By	/s/ Stuart Aronson
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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	March 7, 2025
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	March 7, 2025
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	March 7, 2025
John Bolduc

/s/ Jay Carvell	Director	March 7, 2025
Jay Carvell

/s/ Rick P. Frier	Director	March 7, 2025
Rick P. Frier

/s/ Rick D. Puckett	Director	March 7, 2025
Rick D. Puckett

/s/ G. Stacy Smith	Director	March 7, 2025
G. Stacy Smith