Form 10-Q
period 2025-03-31
WhiteHorse Finance, Inc.
filed 2025-05-12
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
(Nasdaq Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 5, 2025 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$512,787	$504,832
Non-controlled affiliate company investments	31,497	29,851
Controlled affiliate company investments	106,715	107,530
Total investments, at fair value (amortized cost $706,224 and $695,240, respectively)	650,999	642,213
Cash and cash equivalents	11,444	12,424
Restricted cash and cash equivalents	7,882	14,548
Restricted foreign currency (cost of $297 and $894, respectively)	295	864
Interest and dividend receivable	5,485	5,631
Amounts receivable on unsettled investment transactions	1,698	112
Prepaid expenses and other receivables	964	1,009
Unrealized appreciation on foreign currency forward contracts	—	20
Total assets	$678,767	$676,821

Liabilities
Debt (net of unamortized debt issuance costs of $3,503 and $2,876, respectively)	$361,133	$353,117
Distributions payable	8,949	8,949
Management fees payable	2,833	2,932
Incentive fees payable	17,977	17,848
Amounts payable on unsettled investment transactions	—	3,539
Interest payable	3,591	1,821
Accounts payable and accrued expenses	2,461	2,141
Advances received from unfunded credit facilities	374	340
Total liabilities	397,318	390,687

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	337,205	337,205
Accumulated earnings (losses)	(55,779)	(51,094)
Total net assets	281,449	286,134
Total liabilities and total net assets	$678,767	$676,821
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$12.11	$12.31

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2025	2024
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,948	$17,961
Payment-in-kind income	533	1,789
Fee income	483	648
Dividend income	13	18
From non-controlled affiliate company investments
Interest income	—	24
Payment-in-kind income	158	157
Dividend income	—	—
From controlled affiliate company investments
Interest income	2,284	2,496
Payment-in-kind income	—	86
Dividend income	1,382	2,296
Total investment income	18,801	25,475
Expenses
Interest expense	6,185	7,330
Base management fees	2,833	3,116
Performance-based incentive fees	1,711	2,704
Administrative service fees	171	171
General and administrative expenses	953	1,047
Total expenses	11,853	14,368
Net investment income before excise tax	6,948	11,107
Excise tax	105	292
Net investment income after excise tax	6,843	10,815

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(395)	(5,615)
Non-controlled affiliate company investments	—	—
Foreign currency transactions	(29)	9
Foreign currency forward contracts	22	(28)
Net realized gains (losses)	(402)	(5,634)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(2,064)	10,713
Non-controlled affiliate company investments	681	(10,010)
Controlled affiliate company investments	(815)	(269)
Translation of assets and liabilities in foreign currencies	41	302
Foreign currency forward contracts	(20)	52
Net change in unrealized appreciation (depreciation)	(2,177)	788
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(2,579)	(4,846)
Net increase (decrease) in net assets resulting from operations	$4,264	$5,969

Per Common Share Data
Basic and diluted earnings (losses) per common share	$0.18	$0.26
Dividends and distributions declared per common share	$0.39	$0.39
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	23,243,088	$23	$337,205	$(51,094)	$286,134
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,843	6,843
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(402)	(402)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(2,177)	(2,177)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2025	23,243,088	$23	$337,205	$(55,779)	$281,449

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	10,815	10,815
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(5,634)	(5,634)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	788	788
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2024	23,243,088	$23	$338,275	$(24,506)	$313,792

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$4,264	$5,969
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(691)	(2,032)
Net realized (gains) losses on investments	395	5,615
Net unrealized (appreciation) depreciation on investments	2,198	(434)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(41)	(302)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	20	(52)
Accretion of discount	(940)	(1,116)
Amortization of deferred financing costs	319	422
Acquisition of investments	(47,222)	(58,202)
Proceeds from principal payments and sales of portfolio investments	20,473	46,385
Proceeds from sales of portfolio investments to STRS JV	17,000	8,478
Net changes in operating assets and liabilities:
Interest and dividend receivable	146	528
Prepaid expenses and other receivables	45	121
Amounts receivable on unsettled investment transactions	(1,586)	(7,217)
Amounts payable on unsettled investment transactions	(3,539)	—
Management fees payable	(99)	(479)
Incentive fees payable	129	2,703
Accounts payable and accrued expenses	320	(585)
Interest payable	1,770	1,790
Advances received from unfunded credit facilities	34	8
Net cash (used in) / provided by operating activities	(7,005)	1,600

Cash flows from financing activities
Borrowings	18,600	38,680
Repayments of debt	(9,945)	(34,900)
Deferred financing costs	(945)	—
Distributions paid to common stockholders, net of distributions reinvested	(8,949)	(8,949)
Net cash provided by / (used in) financing activities	(1,239)	(5,169)
Effect of exchange rate changes on cash	29	(17)
Net change in cash, cash equivalents and restricted cash	(8,215)	(3,586)
Cash, cash equivalents and restricted cash at beginning of period	27,836	24,487
Cash, cash equivalents and restricted cash at end of period	$19,621	$20,901

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$4,097	$5,119

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash and cash equivalents	$11,444	$10,723
Restricted cash and cash equivalents	7,882	8,863
Restricted foreign currency	295	1,315
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$19,621	$20,901

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.45%	05/31/24	12/15/26	657	$648	$652	0.2%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.45%	05/31/24	12/15/26	552	544	560	0.2
									1,192	1,212	0.4
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.92%	12/16/22	12/18/28	8,971	8,800	8,746	3.1
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	11.92%	12/16/22	12/18/28	647	635	631	0.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.92% (5.46% Cash + 7.46% PIK)	07/12/21	07/12/26	10,721	10,670	9,972	3.4
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	12.92% (5.46% Cash + 7.46% PIK)	07/12/21	07/12/26	1,182	1,176	1,099	0.4
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)	First Lien Secured Term Loan	2.00%	SOFR	7.25%	11.67%	06/29/23	06/29/28	8,606	8,439	8,628	3.1
									29,720	29,076	10.2
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.94% (5.44% Cash + 6.50% PIK)	03/20/24	05/08/28	1,810	1,656	1,479	0.5
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽¹⁷⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.94% (6.44% Cash + 5.50% PIK)	03/20/24	05/08/28	1,194	1,011	418	0.1
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽¹⁷⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	11.44%	03/20/24	05/08/28	9,600	9,050	3,637	1.3
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)⁽¹⁵⁾⁽¹⁷⁾⁽²⁶⁾	First Lien Secured Term Loan	0.75%	SOFR	7.00%	11.44%	03/20/24	05/08/28	2,400	2,262	53	—
MBS Highway, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.70%	10/13/22	10/13/27	9,271	9,153	9,227	3.3
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	7.00%	12.40%	06/14/19	06/28/24	3,140	3,140	1,683	0.6
Naviga Inc. (f/k/a Newscycle Solutions, Inc.)⁽¹²⁾⁽¹⁷⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.84%	12.78%	06/14/19	06/28/24	301	301	161	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.80%	01/12/23	04/05/29	9,819	9,629	9,781	3.5
									36,202	26,439	9.4
Broadcasting
Coastal Television Broadcasting Group LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	12/30/21	12/30/26	7,546	7,486	7,515	2.7
Coastal Television Broadcasting Group LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	12/30/21	12/30/26	—	—	1	—
									7,486	7,516	2.7
Broadline Retail
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.82%	12/04/20	06/04/26	4,080	4,063	4,080	1.4
									4,063	4,080	1.4
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁵⁾⁽¹³⁾⁽²⁵⁾	First Lien Secured Term Loan	1.00%	CORRA	5.50%	8.48%	07/27/21	07/27/27	18,984	15,016	13,170	4.7
SCIC Buyer, Inc. (d/b/a Sigma Corporation)	First Lien Secured Term Loan	1.00%	SOFR	5.00%	9.30%	03/28/25	03/28/31	9,159	9,022	9,022	3.2
SCIC Buyer, Inc. (d/b/a Sigma Corporation)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.00%	9.30%	03/28/25	03/28/31	—	—	—	—
SCIC Buyer, Inc. (d/b/a Sigma Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.00%	9.30%	03/28/25	03/28/31	295	291	291	0.1
									24,329	22,483	8.0
Commodity Chemicals
FGI Acquisition Corp. (d/b/a Flexitallic Group SAS)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.95%	10/28/19	10/29/26	15,985	15,759	15,985	5.7
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.00%	9.30%	02/06/25	04/10/31	7,000	6,966	6,966	2.5
									22,725	22,951	8.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Construction & Engineering
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.58%	02/12/25	02/12/30	7,650	$7,501	$7,501	2.7%
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.58%	02/12/25	02/12/30	—	—	—	—
Kelso Industries LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.07%	12/26/24	12/31/29	3,981	3,910	3,911	1.4
Kelso Industries LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	10.07%	12/26/24	12/31/29	—	—	(11)	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.95%	01/28/25	02/08/29	162	161	162	0.1
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	9.95%	01/28/25	02/07/29	22	21	22	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.95%	01/28/25	02/07/29	7	7	7	—
									11,600	11,592	4.2
Construction Materials
Claridge Products and Equipment, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.75%	13.17% (10.92% Cash + 2.25% PIK)	12/30/20	12/30/25	5,747	5,731	5,114	1.8
Claridge Products and Equipment, LLC⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.31%	14.10% (11.85% Cash + 2.25% PIK)	12/30/20	12/30/25	632	630	554	0.2
									6,361	5,668	2.0
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.77%	04/04/24	03/30/29	7,678	7,493	7,596	2.7
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.69%	04/04/24	03/30/29	276	269	281	0.1
Future Payment Technologies, L.P.	First Lien Secured Term Loan	1.00%	SOFR	8.25%	12.67%	12/23/16	12/07/26	20,109	20,081	20,109	7.1
									27,843	27,986	9.9
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.62%	11/22/22	12/09/25	357	357	321	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67%	12/22/23	12/22/28	9,419	9,243	9,370	3.3
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.67%	12/22/23	12/22/28	644	632	640	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽⁷⁾⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	11.67%	12/22/23	12/22/28	229	224	232	0.1
									10,456	10,563	3.7
Diversified Chemicals
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾	Second Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	3,442	3,442	3,442	1.2
									3,442	3,442	1.2
Diversified Support Services
NNA Services, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.70%	08/27/21	08/27/26	8,292	8,263	8,152	2.9
Quest Events, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.80%	09/13/24	09/30/26	1,267	1,244	1,244	0.4
Quest Events, LLC⁽¹²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	13.02%	03/21/25	09/30/26	177	173	175	0.1
									9,680	9,571	3.4
Education Services
EducationDynamics, LLC	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.93%	09/15/21	09/15/27	13,001	12,912	12,428	4.4
EducationDynamics, LLC(7)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.93%	09/15/21	09/15/27	—	—	(46)	—
MSI Information Services, Inc.⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.20% PIK	04/25/22	04/24/26	9,099	8,558	7,539	2.7
MSI Information Services, Inc.(12)(17)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.82%	16.10% PIK	04/25/22	04/24/26	1,050	1,044	870	0.3
									22,514	20,791	7.4
Electric Utilities
CleanChoice Energy, Inc.	First Lien Secured Term Loan	1.00%	SOFR	7.59%	12.04%	10/12/21	10/12/26	15,955	15,823	16,042	5.7
									15,823	16,042	5.7
Health Care Facilities
Bridgepoint Healthcare, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.42%	10/05/21	10/05/26	8,378	8,327	8,335	3.0
Bridgepoint Healthcare, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.42%	10/05/21	10/05/26	238	237	238	0.1
									8,564	8,573	3.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	12/31/25	5,370	$5,368	$5,370	1.9%
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.67%	10/16/19	12/31/25	5,006	5,006	5,006	1.8
Lab Logistics, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	11.67%	09/17/24	12/31/25	437	437	437	0.2
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.42%	12/27/24	03/01/29	945	936	946	0.3
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.55%	08/01/24	08/01/29	7,669	7,536	7,538	2.7
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.55%	08/01/24	08/01/29	—	—	(11)	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.55%	08/01/24	08/01/29	258	253	253	0.1
									19,536	19,539	7.0
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.95%	02/23/22	02/23/28	20,409	20,163	19,163	6.8
									20,163	19,163	6.8
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR	4.75%	9.06%	03/21/25	03/21/31	4,200	4,158	4,158	1.5
Impact Advisors, LLC⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	4.75%	9.06%	03/21/25	03/21/31	—	—	—	—
Impact Advisors, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	4.75%	9.06%	03/21/25	03/21/31	—	—	—	—
									4,158	4,158	1.5
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.20%	06/25/21	06/25/26	8,325	8,281	8,408	3.0
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.20%	07/11/22	06/25/26	1,283	1,274	1,296	0.5
									9,555	9,704	3.5
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.95%	10/12/21	10/12/26	22,445	22,283	22,309	7.9
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.95%	10/12/21	10/12/26	—	—	2	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.32%	11/06/23	08/20/26	2,915	2,879	2,926	1.0
									25,162	25,237	8.9
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.44%	05/26/22	05/31/29	5,031	4,841	3,773	1.3
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	10.50%	14.92% (12.92% Cash + 2.00% PIK)	08/28/20	08/28/25	13,046	13,021	12,988	4.6
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	10.50%	14.92% (12.92% Cash + 2.00% PIK)	12/02/21	08/28/25	2,660	2,655	2,648	0.9
									20,517	19,409	6.8
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.50%	11.93% (10.93% Cash + 1.00% PIK)	04/05/21	04/05/26	11,345	11,311	10,668	3.8
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	7.50%	11.95% (10.95% Cash + 1.00% PIK)	04/05/21	04/05/26	375	374	321	0.1
									11,685	10,989	3.9
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.05%	02/19/25	02/19/30	2,970	2,912	2,912	1.0
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.05%	02/19/25	02/19/30	—	—	—	—
									2,912	2,912	1.0
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.82% (9.82% Cash + 1.00% PIK)	08/15/24	08/15/29	12,322	12,135	12,289	4.4
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.82% (9.82% Cash + 1.00% PIK)	08/15/24	08/15/29	—	—	15	—
									12,135	12,304	4.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)	First Lien Secured Term Loan	0.50%	SOFR	5.75%	10.05%	08/05/22	08/01/29	14,259	$12,661	$13,104	4.7%
									12,661	13,104	4.7
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.80%	01/31/24	01/31/30	14,052	13,769	14,192	5.0
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.80%	01/31/24	01/31/30	—	—	36	—
									13,769	14,228	5.0
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.95% PIK	09/25/24	09/25/29	12,140	10,231	10,742	3.8
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)⁽⁷⁾⁽¹⁷⁾	First Lien Secured Delayed Draw Loan	4.50%	SOFR	8.50%	13.03% PIK	01/15/25	09/25/29	811	811	717	0.3
Lift Brands, Inc.	First Lien Secured Term Loan A	1.00%	SOFR	7.50%	11.92%	06/29/20	06/29/25	5,447	5,443	5,447	1.9
Lift Brands, Inc.	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	06/29/25	1,632	1,631	1,632	0.6
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	N/A	1,865	1,862	1,831	0.7
									19,978	20,369	7.3
Leisure Products
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.92% PIK	05/02/24	05/28/26	2,566	2,374	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Senior Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.92% PIK	01/31/24	05/28/26	1,329	1,230	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾	Super Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.92% PIK	07/25/23	05/28/26	2,263	2,094	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.92% PIK	12/22/22	05/28/26	6,068	5,105	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.92% PIK	05/28/21	05/28/26	11,213	8,720	—	—
American Crafts, LC⁽¹⁴⁾⁽¹⁷⁾⁽²⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.50%	12.92% PIK	01/25/22	05/28/26	1,883	1,458	—	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.30%	09/06/24	09/06/29	5,722	5,621	5,665	2.0
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.46%	09/06/24	09/06/29	582	572	583	0.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.20%	12.05%	09/06/24	09/06/29	732	719	724	0.3
Leviathan Intermediate Holdco, LLC	First Lien Secured Term Loan	1.50%	SOFR	6.00%	10.30%	12/27/22	12/27/27	13,751	13,530	13,523	4.8
Leviathan Intermediate Holdco, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.50%	SOFR	6.00%	10.32%	12/27/22	12/27/27	152	150	149	0.1
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.21% PIK	12/09/22	06/08/26	1,326	1,315	1,206	0.4
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾	First Lien Secured Term Loan	1.00%	SOFR	9.00%	13.44% PIK	06/07/21	06/08/26	5,062	3,661	1,601	0.6
									46,549	23,451	8.4
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.07%	05/14/24	05/14/29	4,058	3,991	4,051	1.4
PANOS Brands, LLC⁽⁷⁾(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.42%	10.79%	05/14/24	05/14/29	82	81	87	—
									4,072	4,138	1.4
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)	First Lien Secured Term Loan	0.50%	SOFR	4.75%	9.05%	08/22/24	08/25/31	9,770	9,144	9,450	3.4
									9,144	9,450	3.4
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	11/16/21	11/16/27	10,392	10,301	9,773	3.5
Monarch Collective Holdings, LLC	First Lien Secured Term Loan	1.50%	SOFR	6.75%	11.05%	01/10/24	01/10/29	9,283	9,107	9,156	3.3
Monarch Collective Holdings, LLC	First Lien Secured Delayed Draw Loan	1.50%	SOFR	6.75%	11.05%	01/10/24	01/10/29	1,592	1,570	1,570	0.6
									20,978	20,499	7.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.40%	04/07/23	04/09/29	4,914	$4,815	$4,912	1.7%
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.40%	04/07/23	04/09/29	—	—	5	—
									4,815	4,917	1.7
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.07%	01/31/24	01/31/29	6,983	6,849	7,052	2.5
									6,849	7,052	2.5
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	First Lien Secured Term Loan	1.00%	SOFR	8.00%	12.42%	12/02/22	12/02/27	5,065	4,984	5,050	1.8
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	12.42%	12/02/22	12/02/27	1,664	1,641	1,666	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	8.00%	12.42%	12/02/22	12/02/27	—	—	11	—
									6,625	6,727	2.4
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR	6.50%	10.82%	07/19/19	N/A	84,416	84,416	84,416	30.0
									84,416	84,416	30.0
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁵⁾⁽⁶⁾⁽⁷⁾⁽²²⁾⁽²³⁾⁽²⁶⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.00%	12.44% PIK	01/03/24	01/04/27	711	700	1,244	0.4
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	594	583	594	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁶⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	608	597	608	0.2
LogicMonitor, Inc.	First Lien Secured Term Loan	0.75%	SOFR	5.50%	9.79%	11/19/24	11/19/31	6,220	6,147	6,154	2.2
LogicMonitor, Inc.⁽⁷⁾	First Lien Secured Revolving Loan	0.75%	SOFR	5.50%	9.79%	11/19/24	11/19/31	—	—	1	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.57%	06/21/24	06/21/29	8,734	8,586	8,724	3.1
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁵⁾⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.57%	06/21/24	06/21/29	—	—	14	—
									16,613	17,339	6.1
Technology Hardware, Storage & Peripherals
Telestream Holdings Corporation⁽¹⁷⁾	First Lien Secured Term Loan	1.00%	SOFR	9.75%	14.17% PIK	10/15/20	10/15/25	19,213	17,496	17,416	6.2
Telestream Holdings Corporation(7)(17)	First Lien Secured Revolving Loan	1.00%	SOFR	9.75%	14.17% PIK	10/15/20	10/15/25	1,156	1,051	1,027	0.4
									18,547	18,443	6.6
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.55%	06/28/24	06/28/29	9,180	9,002	9,006	3.3
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.55%	06/28/24	06/28/29	1,107	1,084	1,084	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	11.55%	06/28/24	06/28/29	—	—	—	—
									10,086	10,090	3.7

Total Debt Investments									$642,925	$605,623	215.3%

Equity Investments(27)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁴⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$547	0.2%
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	235	10	12	—
									297	559	0.2
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁴⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	$514	$776	0.3%
									514	776	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁴⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁴⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	285	0.1
									404	285	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	2,222	0.8
									4,537	2,222	0.8
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	333	376	154	0.1
									376	154	0.1
Education Services
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)⁽⁴⁾	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	127	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
									334	127	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,434	0.5
									942	1,434	0.5
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁴⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	331	0.1
									317	331	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	970	0.3
									1,100	970	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	1,012	0.4
									788	1,012	0.4
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,762	0.6
									851	1,762	0.6
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁴⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,883	0.7
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	782	0.3
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁴⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	516	0.2
									1,926	3,181	1.2
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(4)(6)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	282	0.1
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁴⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	114	—
									2,734	396	0.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Products
American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Warrants	N/A	N/A	N/A	N/A	12/22/22	12/22/32	—	$—	$—	—%
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)⁽⁴⁾⁽¹⁴⁾⁽²⁰⁾	Class A Units	N/A	N/A	N/A	N/A	03/16/23	N/A	1	—	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁴⁾⁽⁶⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	92	—
									840	92	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	346	0.1
									333	346	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	247	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	62	—
									600	309	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,299	7.9
									21,104	22,299	7.9
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,121	3.2
									19,568	9,121	3.2

Total Equity Investments									$63,299	$45,376	16.0%

Total Investments									$706,224	$650,999	231.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(16)					4.19%				$2,879	$2,879	1.0%
Invesco Treasury Money Market Fund (CUSIP: 825252406)(16)					3.70%				11,443	11,443	4.1
Total Money Market Funds									14,322	14,322	5.1
Total investments and money market funds									$720,546	$665,321	236.4%

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), all of which may reset monthly, quarterly or semiannually. The one, three

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

and six-month SOFR were 4.3%, 4.3% and 4.2%, respectively as of March 31, 2025. The Prime was 7.5% as of March 31, 2025. The CORRA was 2.8% as of March 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80.9% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2025. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 231.3% of the Company’s net assets or 95.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of March 31, 2025.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2025

(in thousands)

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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	$400	$—	—%
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	162	0.1
									840	162	0.1
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	368	0.1
									333	368	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	242	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	132	—
									600	374	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,741	7.9
									21,104	22,741	7.9
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,131	3.2
									19,568	9,131	3.2

Total Equity Investments									$63,299	$45,587	16.0%

Total Investments									$695,240	$642,213	224.4%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(16)					4.33%				$837	$837	0.3%
Invesco Treasury Money Market Fund (CUSIP: 825252406)(16)					3.83%				12,412	12,412	4.3
Total Money Market Funds									13,249	13,249	4.6
Total investments and money market funds									$708,489	$655,462	229.0%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	796	CAD	$574	USD	2/4/2025	$20	$—
Total							$20	$—
(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940, provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA or Prime, all of which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80.7% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2024. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 224.4% of the Company’s net assets or 94.9% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of December 31, 2024.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with STRS Ohio to create STRS JV.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In March 2023, as a result of a restructuring agreement between the Company and American Crafts, LC, the Company’s investments are controlled affiliate investments, as defined by the 1940 Act. See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	The issuer is domiciled in Canada.
(26)	The issuer is domiciled in Cayman Islands.
(27)	Ownership of certain equity investments may occur through a holding company or partnership.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WhiteHorse Finance Holdings, LLC and WhiteHorse Finance CLO I, LLC. The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. The classifications included in the consolidated schedule of investments represent, in management’s opinion, as to the most meaningful presentation of the Company’s investment portfolio. All significant intercompany balances and transactions have been eliminated.

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

March 31, 2025

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

Investments that are not publicly traded or for which market prices are not readily available are valued based on the input of the Investment Adviser and independent third-party valuation firms engaged to review Company investments. These external reviews are used by the Company’s Investment Adviser, subject to the oversight of the board of directors, to review the Company’s internal valuation of investments during the year.

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

March 31, 2025

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

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents include amounts that are collected and held by the Administrative Agent (as defined in Note 6) appointed as custodian of the assets securing the Credit Facility (as defined in Note 6). Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the trustee generally once a quarter after the payment of operating expenses and amounts due under the Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2025 and December 31, 2024.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2025 or December 31, 2024. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2021 remain subject to examination by the Internal Revenue Service.

As of March 31, 2025 and December 31, 2024, the cost of investments for federal income tax purposes was $753,288 and $711,668 resulting in net unrealized depreciation of $87,967 and $56,206, respectively. This is comprised of gross unrealized appreciation of $9,618 and $13,700 and gross unrealized depreciation of $97,585 and $69,906, on a tax basis, as of March 31, 2025 and December 31, 2024, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

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

The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Realized gain (loss) on forward currency contracts	$22	$(28)
Unrealized appreciation (depreciation) on forward currency contracts	(20)	52
Total net realized and unrealized gains (losses) on forward currency contracts	$2	$24

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. There were no open contracts as of March 31, 2025. Open contracts as of December 31, 2024 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	796	CAD	$574	USD	2/4/2025	$20	$—
Total							$20	$—

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Average USD notional outstanding	2025	2024
Forward currency contracts	$247	$1,105

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. There were no open contracts as of March 31, 2025. The following table presents the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of March 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$553,887	$516,563	$538,078	$502,693
Second lien secured loans	3,442	3,442	8,295	8,342
Unsecured loans	1,180	1,202	1,152	1,175
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	42,195	23,077	42,195	22,846
Equity in STRS JV	21,104	22,299	21,104	22,741
Total	$706,224	$650,999	$695,240	$642,213

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2025		As of December 31, 2024
Advertising	$1,771	0.3%	$17,451	3.3%
Air Freight & Logistics	29,076	5.3	28,518	5.3
Application Software	26,439	4.9	26,924	5.0
Broadcasting	7,516	1.4	7,833	1.5
Broadline Retail	4,856	0.9	5,336	1.0
Building Products	22,483	4.1	13,206	2.5
Commodity Chemicals	22,951	4.2	16,026	3.0
Construction & Engineering	11,877	2.2	3,927	0.7
Construction Materials	5,668	1.0	5,640	1.1
Data Processing & Outsourced Services	27,986	5.1	28,572	5.3
Distributors	10,563	1.9	10,690	2.0
Diversified Chemicals	5,664	1.0	4,999	0.9
Diversified Support Services	9,725	1.8	9,563	1.8
Education Services	20,918	3.8	21,314	4.0
Electric Utilities	16,042	2.9	16,032	3.0
Environmental & Facilities Services	1,434	0.3	1,400	0.3
Food Distributors	331	0.1	350	0.1
Health Care Facilities	8,573	1.6	8,660	1.6
Health Care Services	19,539	3.6	19,589	3.7
Health Care Supplies	19,163	3.5	19,535	3.7
Health Care Technology	4,158	0.8	—	—
Heavy Electrical Equipment	9,704	1.8	10,138	1.9
Home Furnishings	25,237	4.6	25,376	4.7
Household Appliances	20,379	3.7	22,162	4.1
Household Products	10,989	2.0	11,656	2.2
Human Resource & Employment Services	2,912	0.5	—	—
Industrial Machinery & Supplies & Components	13,316	2.4	13,237	2.5
Integrated Telecommunication Services	13,104	2.4	13,135	2.5
Interactive Media & Services	15,990	2.9	15,970	3.0
IT Consulting & Other Services	3,181	0.6	3,504	0.6
Leisure Facilities	20,765	3.8	19,580	3.7
Leisure Products	23,451	4.3	23,298	4.4
Life Sciences Tools & Services	—	—	5,000	0.9
Packaged Foods & Meats	4,138	0.8	4,087	0.7
Paper Products	9,450	1.7	9,453	1.8
Real Estate Services	20,591	3.8	20,872	3.9
Research & Consulting Services	5,263	1.0	5,295	0.9
Security & Alarm Services	7,052	1.4	7,070	1.3
Specialized Consumer Services	7,036	1.4	7,122	1.3
Specialized Finance(1)	—	—	—	—
Systems Software	26,460	4.9	26,398	4.9
Technology Hardware, Storage & Peripherals	18,443	3.4	18,072	3.4
Transaction & Payment Processing Services	10,090	1.9	8,066	1.5
Total(1)	$544,284	100.0%	$535,056	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

As of March 31, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of March 31, 2025 and December 31, 2024, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 2.9 years and 3.0 years, respectively.

As of March 31, 2025 the total cost basis of non-accrual loans was $79,597, and the total fair value of non-accrual loans was $45,864. As of December 31, 2024 the total cost basis of non-accrual loans was $69,576 and the total fair value of non-accrual loans was $37,019.

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

March 31, 2025

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2025:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$29	$1,247	$24	$—	$—	$(27)	$1,244
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	14	581	14	—	—	(1)	594
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	14	594	15	—	—	(1)	608
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,131	—	—	—	(10)	9,121
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	(38)	10,492	(38)	—	—	288	10,742
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	—	811	—	—	(94)	717
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Playmonster Group LLC	Priority First Lien Secured Term Loan	39	1,172	39	—	—	(5)	1,206
Playmonster Group LLC	First Lien Secured Term Loan	—	1,635	—	—	—	(34)	1,601
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	100	3,342	100	—	—	—	3,442
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	1,657	—	—	—	565	2,222
Total Non-controlled affiliates		$158	$29,851	$965	$—	$—	$681	$31,497

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$—	$373	$—	$—	$—	$(373)	$—
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	—	—	—	—	—	—	—
American Crafts, LC	Super Priority First Lien Secured Term Loan	—	—	—	—	—	—	—
American Crafts, LC	Priority First Lien Secured Term Loan	—	—	—	—	—	—	—
American Crafts, LC	First Lien Secured Term Loan	—	—	—	—	—	—	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	—	—	—	—	—	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	2,284	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,382	22,741	—	—	—	(442)	22,299
Total Controlled affiliates		$3,666	$107,530	$—	$—	$—	$(815)	$106,715
*

The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a limited liability company (“LLC”) in Delaware that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form LLC equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise. This note shall be referred to hereinafter as Management of the STRS JV (“Management of the STRS JV”).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2023	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2024
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$107	$—	$2,374	$—	$—	$(2,001)	$373
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	96	—	1,230	—	—	(1,230)	—
American Crafts, LC	Super Priority First Lien Secured Term Loan	187	1,878	191	—	—	(2,069)	—
American Crafts, LC	Priority First Lien Secured Term Loan	(10)	3,226	—	—	—	(3,226)	—
American Crafts, LC	First Lien Secured Term Loan	—	553	—	—	—	(553)	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	93	—	—	—	(93)	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	9,838	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	6,861	22,782	—	—	—	(41)	22,741
Total Controlled affiliates		$17,079	$112,948	$3,795	$—	$—	$(9,213)	$107,530

*	For more information, see “Management of the STRS JV.”
(1)	Refer to the consolidated schedule of investments for the principal amount, industry classification and other security detail of each portfolio company.
(2)	Gross additions may include increases in the cost basis of investments resulting from new portfolio investments, PIK, an exchange of existing investments for new investments and the transfers of an existing portfolio company into this category from a different category.
(3)	Gross reductions may include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, an exchange of existing investments for new investments and the transfers of an existing portfolio company into this category from a different category.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

As of March 31, 2025 and December 31, 2024, STRS JV had total assets of $323,516 and $309,077, respectively. STRS JV’s portfolio consisted of debt investments in 41 portfolio companies as of March 31, 2025 and 38 portfolio companies as of December 31, 2024. As of both March 31, 2025 and December 31, 2024, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,594. The five largest investments in portfolio companies by fair value in STRS JV totaled $79,522 and $79,058 as of March 31, 2025 and December 31, 2024, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both March 31, 2025 and December 31, 2024, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of both March 31, 2025 and December 31, 2024. As of both March 31, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

The Company and STRS Ohio each appoint two members to STRS JV’s four-person board of managers. All material decisions with respect to STRS JV, including those involving its investment portfolio, require unanimous approval of a quorum of the board of managers. Quorum is defined as (i) the presence of two members of the board of managers; provided

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

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

As of March 31, 2025, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.25%. The final maturity date of the STRS JV Credit Facility is November 26, 2029. As of March 31, 2025, STRS JV had $159,060 of outstanding borrowings and an interest rate outstanding of 6.22% per annum under the STRS JV Credit Facility.

As of December 31, 2024, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus a spread of 2.25%. The maturity date of the STRS JV Credit Facility is November 26, 2029. As of December 31, 2024, STRS JV had $144,081 of outstanding borrowings and an interest rate outstanding of 6.42% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of March 31, 2025:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.20%	02/18/22	12/15/26	8,984	$8,923	$8,984	26.6%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.20%	03/11/22	12/15/26	3,016	2,995	3,016	8.9
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR	6.75%	11.20%	02/18/22	12/15/26	—	—	4	—
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.80% (9.05% Cash + 0.75% PIK)	01/22/25	12/28/29	6,644	6,549	6,558	19.3
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	9.80% (9.05% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	4	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.80% (9.05% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	1	—
									18,467	18,567	54.8
Aerospace & Defense
Basel U.S. Acquisition Co., Inc. (d/b/a International Aerospace Coatings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.55%	09/13/24	12/05/28	3,672	3,626	3,694	11.0
Basel U.S. Acquisition Co., Inc. (d/b/a International Aerospace Coatings, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	9.55%	09/13/24	12/05/28	—	—	16	—
									3,626	3,710	11.0
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.05%	02/17/22	06/15/26	3,298	3,281	3,300	9.7
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.05%	02/17/22	06/15/26	—	—	3	—
									3,281	3,303	9.7
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.03%	07/19/19	07/01/25	18,613	18,595	17,869	52.7
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.03%	07/19/19	07/01/25	—	—	(38)	(0.1)
									18,595	17,831	52.6
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.45%	11/09/20	12/07/26	13,465	13,416	13,372	39.4
									13,416	13,372	39.4
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.57%	12/21/23	01/02/29	3,014	2,958	2,941	8.7
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.57%	12/21/23	01/02/29	1,909	1,874	1,863	5.5
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.57%	12/21/23	01/02/29	—	—	(6)	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.95%	01/28/25	02/08/29	5,104	5,009	5,101	15.0
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.50%	9.95%	01/29/25	02/07/29	568	558	568	1.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.95%	01/29/25	02/07/29	246	241	250	0.7
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.55%	06/14/24	05/31/29	5,336	5,247	5,365	15.8
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	9.55%	06/14/24	05/31/29	—	—	19	0.1
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	9.55%	06/14/24	05/31/29	—	—	12	—
									15,887	16,113	47.5

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Term Loan	1.00%	CORRA	6.00%	8.98%	01/22/20	12/21/26	18,279	$14,135	12,703	37.4%
Geo Logic Systems Ltd.(7)(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.00%	8.98%	01/22/20	12/21/26	—	—	1	—
									14,135	12,704	37.4
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.06%	04/26/24	04/16/30	4,080	4,028	4,070	12.0
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.75%	10.06%	04/26/24	04/16/30	—	—	14	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.06%	04/26/24	04/16/30	—	—	5	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR	4.75%	9.07%	12/12/24	11/26/31	5,333	5,282	5,279	15.6
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	4.75%	9.07%	12/12/24	11/26/31	—	—	—	—
									9,310	9,368	27.6
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.95%	10/31/23	10/26/28	6,908	6,796	6,973	20.5
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	9.95%	10/31/23	10/26/28	—	—	16	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR	7.00%	11.56%	07/19/19	09/30/26	11,562	11,537	11,415	33.6
Quest Events, LLC(11)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	13.02%	07/19/19	09/30/26	412	411	406	1.2
									18,744	18,810	55.3
Electrical Components & Equipment
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.54%	12/03/24	11/04/30	3,522	3,472	3,472	10.2
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	9.54%	12/03/24	11/04/30	—	—	—	—
									3,472	3,472	10.2
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.42%	10.84%	08/09/23	08/01/29	6,886	6,764	6,877	20.3
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	08/09/23	08/01/29	2,163	2,117	2,174	6.4
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	08/09/23	08/01/29	234	230	247	0.7
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.81%	03/01/22	12/29/26	11,049	10,981	11,049	32.6
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.81%	03/01/22	12/29/26	2,337	2,322	2,337	6.9
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.77%	03/01/22	12/29/26	517	514	521	1.5
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.71%	01/23/24	12/31/26	6,642	6,561	6,613	19.5
									29,489	29,818	87.9
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.07%	06/14/24	05/10/29	4,994	4,911	4,981	14.7
									4,911	4,981	14.7
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR	5.00%	9.32%	09/19/24	07/02/31	7,946	7,854	7,964	23.5
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	5.00%	9.32%	09/19/24	07/02/31	348	345	358	1.1
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Revolving Loan	0.75%	SOFR	5.00%	9.32%	09/19/24	07/02/31	—	—	8	—
									8,199	8,330	24.6
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.42%	04/11/23	03/01/29	4,989	4,891	5,039	14.8
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.42%	04/11/23	03/01/29	—	—	10	—
									4,891	5,049	14.8

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	4.75%	9.05%	10/25/23	10/18/28	4,959	$4,871	$4,963	14.6%
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	4.75%	9.05%	10/25/23	10/18/28	—	—	9	—
									4,871	4,972	14.6
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.05%	03/24/25	02/19/30	2,545	2,496	2,496	7.4
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.05%	03/24/25	02/19/30	—	—	—	—
									2,496	2,496	7.4
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.36%	05/04/22	04/28/28	6,423	6,691	6,947	20.5
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.20%	05/04/22	04/28/28	978	968	978	2.9
									7,659	7,925	23.4
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.10% (9.85% Cash + 0.25% PIK)	09/11/24	05/04/29	3,341	3,312	3,341	9.8
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	5.75%	10.32% (10.07% Cash + 0.25% PIK)	09/11/24	05/04/29	512	664	664	2.0
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.39% (8.14% Cash + 0.25% PIK)	09/11/24	05/04/29	593	648	636	1.9
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.12% (9.87% Cash + 0.25% PIK)	09/11/24	05/04/29	97	96	97	0.3
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	5.75%	10.32% (10.07% Cash + 0.25% PIK)	09/11/24	05/04/29	—	—	2	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.39%	10.81%	05/10/23	04/10/29	7,169	7,030	7,162	21.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.97%	10.39%	05/10/23	04/10/29	1,332	1,305	1,325	3.9
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	13.00%	05/10/23	04/10/28	241	236	248	0.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.00%	9.45%	01/27/21	01/02/29	10,894	10,816	10,894	32.1
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.00%	9.44%	01/27/21	01/02/29	2,938	2,916	2,938	8.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.00%	9.44%	01/27/21	01/02/29	—	—	10	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.42%	08/10/21	09/02/26	5,949	5,915	5,949	17.5
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.42%	08/10/21	09/02/26	—	—	4	—
									32,938	33,270	98.0
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.00%	9.32%	03/05/25	01/31/31	3,929	3,872	3,872	11.4
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.00%	9.32%	03/05/25	01/31/31	—	—	—	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.00%	9.32%	03/05/25	01/31/31	—	—	—	—
									3,872	3,872	11.4

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.96%	06/22/21	02/24/26	8,091	$8,059	$8,091	23.9%
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	12.96%	06/22/21	02/24/26	—	—	3	—
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	8.11%	12.56%	10/07/22	09/29/28	6,504	6,428	6,344	18.7
Max Solutions, Inc.(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.10%	12.54%	10/07/22	09/29/28	413	410	403	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	8.10%	12.54%	10/07/22	09/29/28	—	—	(2)	—
									14,897	14,839	43.8
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.07%	06/14/24	05/14/29	4,509	4,434	4,502	13.3
PANOS Brands, LLC(11)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.42%	10.79%	06/14/24	05/14/29	91	90	97	0.3
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.17%	12/24/24	06/28/28	2,499	2,464	2,469	7.3
									6,988	7,068	20.9
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.39%	12/16/21	11/01/27	12,008	13,431	12,965	38.2
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.42%	12/16/21	11/01/27	959	951	959	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.51%	12/16/21	11/01/27	871	864	871	2.6
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.44%	12/16/21	11/01/27	1,156	1,146	1,159	3.4
									16,392	15,954	47.0
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.69%	12/28/21	10/19/26	5,551	5,517	5,386	15.9
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	11.01%	02/18/22	10/19/26	1,392	1,383	1,352	4.0
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.69%	02/18/22	10/19/26	602	599	573	1.7
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	6,454	6,407	5,876	17.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.92%	03/01/22	01/21/27	725	720	660	1.9
									14,626	13,847	40.8
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	10.31%	01/10/24	11/21/29	3,608	3,538	3,566	10.5
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	10.31%	01/10/24	11/21/29	—	—	(2)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	12.50%	01/10/24	11/21/28	142	139	143	0.4
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.95%	07/15/21	06/23/27	8,320	8,281	8,320	24.5
									11,958	12,027	35.4
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	14,124	14,015	14,124	41.6
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.92%	08/10/21	07/30/27	3,862	3,832	3,862	11.4
									17,847	17,986	53.0
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.54%	03/05/25	01/31/31	4,080	4,020	4,020	11.8
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	9.54%	03/05/25	01/31/31	—	—	—	—
The Crom Corporation(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	9.54%	03/05/25	01/31/31	144	142	142	0.4
									4,162	4,162	12.2

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.82%	11/27/23	11/09/28	6,338	$6,246	$6,306	18.6%
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.82%	11/27/23	11/09/28	—	—	8	—
									6,246	6,314	18.6
Total Investments									$311,375	$310,160	914.0%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(12)					4.19%				$279	$279	0.8%
JPMORGAN U.S. Treas Plus Money Market Fund (Ticker: AJTXX)(12)					4.22%				746	746	2.2
Total Money Market Funds									1,025	1,025	3.0
Total Investments and Money Market Funds									$312,400	$311,185	917.0%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	631	CAD	$492	USD	5/7/25	$—	$—
Morgan Stanley		€773	EUR	$950	USD	5/7/25	—	(31)
Total							$—	$(31)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 4.3%, 4.3% and 4.2%, respectively as of March 31, 2025. The Prime was 7.5% as of March 31, 2025. The CORRA was 2.8% as of March 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 914.0% of STRS JV’s members’ equity or 95.9% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in EUR.
(10)	Principal amount is denominated in CAD.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

(11)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	The rate shown is the annualized seven-day yield as of March 31, 2025.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(14)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR	5.00%	9.33%	10/25/23	10/18/28	4,972	$4,877	$5,021	14.5%
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR	5.00%	9.33%	10/25/23	10/18/28	—	—	9	—
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Term Loan	1.25%	SOFR	6.25%	10.68%	07/27/23	07/11/29	2,633	2,584	2,660	7.7
Medical Device Inc. (d/b/a Arterex)	First Lien Secured Revolving Loan	1.25%	SOFR	6.25%	10.68%	07/27/23	07/11/29	—	—	6	—
									7,461	7,696	22.2
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.86%	05/04/22	04/28/28	6,423	6,682	6,654	19.2
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.21%	05/04/22	04/28/28	978	967	978	2.8
									7,649	7,632	22.0
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	10.34%	09/11/24	05/04/29	3,350	3,319	3,344	9.7
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	5.50%	10.40%	09/11/24	05/04/29	513	665	643	1.9
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	5.75%	9.14%	09/11/24	05/04/29	594	649	611	1.8
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Revolving Loan	1.00%	SOFR	5.50%	10.25%	09/11/24	05/04/29	29	29	30	0.1
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	5.50%	10.40%	09/11/24	05/04/29	—	—	2	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR	6.39%	10.85%	05/10/23	04/10/29	7,187	7,040	7,176	20.7
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.97%	10.51%	05/10/23	04/10/29	821	804	817	2.4
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	13.00%	05/10/23	04/10/28	241	236	249	0.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR	5.25%	9.73%	01/27/21	01/02/29	10,923	10,839	10,923	31.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	5.25%	9.99%	01/27/21	01/02/29	2,946	2,922	2,946	8.5
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR	5.25%	9.99%	01/27/21	01/02/29	—	—	11	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.21%	08/10/21	09/02/26	5,964	5,924	5,964	17.2
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.21%	08/10/21	09/02/26	—	—	4	—
									32,427	32,720	94.6
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.13%	06/14/24	05/14/29	4,520	4,441	4,505	13.0
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	5.75%	10.15%	06/14/24	05/14/29	30	30	36	0.1
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR	5.75%	10.22%	12/24/24	06/28/28	2,505	2,468	2,468	7.1
									6,939	7,009	20.2
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR	8.50%	12.99%	06/22/21	02/24/26	8,155	8,114	8,155	23.7
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR	8.50%	12.99%	06/22/21	02/24/26	—	—	3	—
Max Solutions, Inc.(13)	First Lien Secured Term Loan	1.00%	SOFR	8.11%	12.57%	10/07/22	09/29/28	6,521	6,439	6,324	18.3
Max Solutions, Inc.(13)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	8.10%	12.56%	10/07/22	09/29/28	414	411	402	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	8.10%	12.56%	10/07/22	09/29/28	—	—	(3)	—
									14,964	14,881	43.2
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR	6.00%	8.85%	12/16/21	11/01/27	12,039	13,449	12,465	36.0
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.48%	12/16/21	11/01/27	962	952	962	2.8
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.51%	12/16/21	11/01/27	874	865	874	2.5
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.00%	10.44%	12/16/21	11/01/27	1,156	1,145	1,160	3.4
									16,411	15,461	44.7

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	11.02%	12/28/21	10/19/26	5,563	$5,523	$5,395	15.6%
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(11)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.97%	11.29%	02/18/22	10/19/26	1,395	1,384	1,354	3.9
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	11.02%	02/18/22	10/19/26	483	480	455	1.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	03/01/22	01/21/27	6,502	6,448	5,918	17.1
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.96%	03/01/22	01/21/27	725	719	660	1.9
									14,554	13,782	39.8
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR	6.00%	10.51%	01/10/24	11/21/29	3,617	3,543	3,574	10.3
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR	6.00%	10.51%	01/10/24	11/21/29	—	—	(2)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	12.50%	01/10/24	11/21/28	60	58	63	0.2
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	5.50%	9.98%	07/15/21	06/23/27	8,342	8,299	8,342	24.1
									11,900	11,977	34.6
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.96%	08/10/21	07/30/27	14,162	14,041	14,095	40.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.50%	10.96%	08/10/21	07/30/27	3,872	3,839	3,854	11.1
									17,880	17,949	51.8
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.02%	11/27/23	11/09/28	6,354	6,256	6,323	18.3
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.02%	11/27/23	11/09/28	—	—	9	—
									6,256	6,332	18.3
Total Investments									$296,752	$294,957	852.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(12)					4.33%				$242	$242	0.7%
JPMORGAN U.S. Treas Plus Money Market Fund (Ticker: AJTXX)(12)					4.39%				525	525	1.5
Total Money Market Funds									767	767	2.2
Total Investments and Money Market Funds									$297,519	$295,724	854.5%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	681	CAD	$492	USD	2/4/25	$—	$17
Morgan Stanley		€870	EUR	$950	USD	2/4/25	—	47
Total							$—	$64

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference SOFR, CORRA, SONIA, Prime, EurIBOR, which resets monthly, quarterly or semiannually.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

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

As of March 31, 2025 and December 31, 2024, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of March 31, 2025 and December 31, 2024, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $30,747, and $24,724 under delayed draw term loan commitments and undrawn revolvers as of March 31, 2025 and December 31, 2024, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024:

Selected Balance Sheet Information ($ in thousands)	As of March 31, 2025	As of December 31, 2024
Assets
Investments, at fair value (amortized cost of $311,375 and $296,752 respectively)	$310,160	$294,957
Cash and cash equivalents	11,151	12,454
Interest receivable	1,862	1,427
Amounts receivable on unsettled investment transactions	288	143
Unrealized appreciation on foreign currency forward contracts	—	64
Other assets	55	32
Total assets	$323,516	$309,077
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,889 and $3,024, respectively)	$156,171	$141,057
Note payable to members	128,459	128,459
Interest payable on credit facility	838	807
Interest payable on notes to members	3,475	3,589
Unrealized depreciation on foreign currency forward contracts	31	—
Other liabilities	607	558
Total liabilities	289,581	274,470
Members’ equity	33,935	34,607
Total liabilities and members’ equity	$323,516	$309,077

	Three Months Ended
Selected Statement of Operations Information ($ in thousands)	March 31, 2025	March 31, 2024
Interest and fee income	$8,535	$10,089
Total investment income	$8,535	$10,089
Interest expense on credit facility	3,009	3,756
Interest expense on notes to members	3,475	3,800
Administrative fee	155	162
Other expenses	156	216
Total expenses	$6,795	$7,934
Net investment income	1,740	2,155
Net realized gains (losses) on investments and foreign currency transactions	65	(112)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(375)	1,187
Net increase in members’ equity resulting from operations	$1,430	$3,230

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2025 and year ended December 31, 2024, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$516,563	$516,563
Second lien secured loans	—	—	3,442	3,442
Unsecured loans	—	—	1,202	1,202
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	23,077	23,077
Equity in STRS JV(1)	—	—	—	22,299
Total investments	$—	$—	$628,700	$650,999
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $14,322 as of March 31, 2025, are characterized in Level 1 of the fair value hierarchy.

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

The Company’s forward currency contracts, which were valued at $20 as of December 31, 2024, are characterized in Level 2 of the hierarchy.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2025:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended March 31, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Funding of investments	47,222	—	—	—	—	47,222
Non-cash interest income	564	100	27	—	—	691
Accretion of discount	892	47	1	—	—	940
Proceeds from paydowns and sales	(32,473)	(5,000)	—	—	—	(37,473)
Realized gains (losses)	(395)	—	—	—	—	(395)
Net unrealized appreciation (depreciation)	(1,940)	(47)	(1)	—	231	(1,757)
Fair value, end of period	$516,563	$3,442	$1,202	$84,416	$23,077	$628,700
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2025	$(1,460)	$—	$(1)	$—	$231	$(1,230)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended March 31, 2024	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Funding of investments	58,085	—	—	—	117	58,202
Non-cash interest income	2,016	—	16	—	—	2,032
Accretion of discount	1,100	15	1	—	—	1,116
Proceeds from paydowns and sales	(52,289)	(2,040)	—	—	—	(54,329)
Conversions	(8,852)	(11,769)	1,053	—	19,568	—
Realized gains (losses)	(331)	(5,817)	—	—	—	(6,148)
Net unrealized appreciation (depreciation)	6,662	8,313	2	—	(13,975)	1,002
Fair value, end of period	$562,269	$4,948	$1,239	$84,416	$22,389	$675,261
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2024	$(2,738)	$45	$1	$—	$(13,978)	$(16,670)

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	March 31, 2025	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$443,843	Discounted cash flow analysis	Discount Rate	7.6% - 22.8% (12.5%)
	37,962	Recent transaction	Transaction Price	75.0 - 99.5 (96.2)
	33,104	Enterprise value analysis	EBITDA Multiple	4.5 - 8.0 (6.6)
	1,601	Enterprise value analysis	Revenue Multiple	0.7 - 0.7 (0.7)
	53	Option pricing Model	Volatility	20.0 - 20.0 (20.0)
Second lien secured loans	3,442	Discounted cash flow analysis	Discount rate	12.5% - 12.5% (12.5%)
Unsecured loans	1,202	Discounted cash flow analysis	Discount rate	12.3% - 13.0% (12.7%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	10,378	Enterprise value analysis	EBITDA multiple	5.3 - 12.4 (9.6)
	9,121	Enterprise value analysis	Revenue Multiple	0.7 - 2.1 (2.1)
Preferred equity	3,464	Enterprise value analysis	EBITDA multiple	6.5 - 10.0 (6.9)
Warrant	114	Enterprise value analysis	EBITDA multiple	6.1 - 6.1 (6.1)
Total Level 3 Investments	$628,700
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$439,577	Discounted cash flow analysis	Discount Rate	7.7% - 26.8% (13.1%)
	19,554	Recent transaction	Transaction Price	98.0 - 100.0 (98.5)
	22,923	Enterprise value analysis	EBITDA Multiple	5.8 - 8.0 (6.9)
	1,635	Enterprise value analysis	Revenue Multiple	1.4 - 1.4 (1.4)
	9,104	Expected repayment	Transaction Price	103.0 - 103.0 (103.0)
	373	Collateral analysis	Recovery Rate	0.0 - 15.0 (15.0)
	9,453	Market quotations	Broker quoted price	96.8 - 96.8 (96.8)
	74	Option pricing Model	Volatility	16.0 - 16.0 (16.0)
Second lien secured loans	8,342	Discounted cash flow analysis	Discount rate	11.7% - 12.5% (12.0%)
Unsecured loans	1,175	Discounted cash flow analysis	Discount rate	12.3% - 12.9% (12.6%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	10,728	Enterprise value analysis	EBITDA multiple	5.3 - 13.7 (9.8)
	9,132	Enterprise value analysis	Revenue Multiple	1.4 - 2.0 (2.0)
Preferred equity	2,916	Enterprise value analysis	EBITDA multiple	6.5 - 12.1 (7.5)
Warrant	70	Enterprise value analysis	EBITDA multiple	5.5 - 5.5 (5.5)
Total Level 3 Investments	$619,472
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

The following table presents the principal amount and fair value of the Company’s borrowings as of March 31, 2025 and December 31, 2024. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of March 31, 2025, and December 31, 2024 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of March 31, 2025 and December 31, 2024, the fair value of the 7.875% 2028 Notes approximates the principal amounts outstanding.

		As of March 31, 2025		As of December 31, 2024
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
JPM Credit Facility	3	$170,136	$168,547	$161,493	$160,745
5.375% 2025 Notes	3	40,000	39,815	40,000	39,594
5.375% 2026 Notes	3	10,000	9,865	10,000	9,765
4.000% 2026 Notes	3	75,000	72,319	75,000	71,342
5.625% 2027 Notes	3	10,000	9,850	10,000	9,719
4.250% 2028 Notes	3	25,000	23,382	25,000	22,911
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$364,636	$358,278	$355,993	$348,576

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts were 177.2% and 180.4%, respectively.

Total borrowings outstanding and available as of March 31, 2025, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	1/17/2030	S+2.250%	$170,136	$168,547	$164,864
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,925	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,951	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,417	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,933	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,809	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,551	—
Total debt			$364,636	$361,133	$164,864
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Total borrowings outstanding and available as of December 31, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
JPM Credit Facility(1)	11/22/2025	S+2.500%	$161,493	$160,745	$173,507
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,892	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,943	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,332	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,926	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,796	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,483	—
Total debt			$355,993	$353,117	$173,507
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

Credit Facility: On December 23, 2015, WhiteHorse Credit entered into a revolving credit and security agreement with JPMorgan, as administrative agent, (the “Administrative Agent”) and lender (the “Credit Facility”).

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

The Credit Facility bears interest at SOFR plus 2.25% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CDOR for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is $234,500. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $521,207 as of March 31, 2025. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of March 31, 2025, the Company had $170,136 in outstanding borrowings and $164,864 undrawn under the Credit Facility. Weighted average outstanding borrowings were $175,345 at a weighted average interest rate of 6.62% for the three months ended March 31, 2025. As of March 31, 2025, the interest rate in effect on outstanding borrowings was 6.45%. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of March 31, 2025, $164,864 was available to be drawn by the Company based on these requirements.

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

The following table details management fee expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Management Fees ($ in thousands)	2025	2024
Base management fees	$2,833	$3,116
Total management fees	$2,833	$3,116

As of March 31, 2025 and December 31, 2024, management fees payable on the consolidated statements of assets and liabilities were $2,833 and $2,932, respectively.

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

The following table provides a breakdown of the performance-based incentive fees for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
Performance-based Incentive Fees ($ in thousands)	2025	2024
Income incentive fee	$1,711	$2,704
Capital gains incentive fee	—	—
Total performance-based incentive fees	$1,711	$2,704

As of March 31, 2025 and December 31, 2024, incentive fees payable on the consolidated statements of assets and liabilities were $17,977 and $17,848, respectively. As of March 31, 2025 and December 31, 2024, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During both the three months ended March 31, 2025 and 2024, the Company incurred $171 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of March 31, 2025 and December 31, 2024, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of March 31, 2025 and December 31, 2024, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $6,253,596 and $5,890,052, respectively.

STRS JV: For the three months ended March 31, 2025, the Company sold $17,000 of investments to STRS JV and recognized zero net realized losses. For the three months ended March 31, 2024, the Company sold $8,478 of investments to STRS JV and recognized zero net realized losses.

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

The balance of unfunded commitments to extend credit was $31,914 and $26,385 as of March 31, 2025 and December 31, 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of March 31, 2025 and December 31, 2024:

Unfunded Commitments ($ in thousands)	As of March 31, 2025	As of December 31, 2024
Revolving Loan Commitments:
Bridgepoint Healthcare, LLC	$1,350	$1,350
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	643	459
Claridge Products and Equipment, LLC	70	70
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	1,199	1,199
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)	900	—
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	—	194
Impact Advisors, LLC	467	—
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	530	—
Leviathan Intermediate Holdco, LLC	418	570
LogicMonitor, Inc.	778	778
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	343	246
M&M OpCo, LLC (d/b/a Escalent, Inc.)	238	238
PANOS Brands, LLC	329	384
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	7	—
Quest Events, LLC	35	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
SCIC Buyer, Inc. (d/b/a Sigma Corporation)	1,625	—
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	—	146
Telestream Holdings Corporation	241	241
The Kyjen Company, LLC (d/b/a Outward Hound)	422	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Trailhead Media LLC	—	870
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	515	515
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	1,195	1,195
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	18,360	15,510

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Avision Holdings, LLC (d/b/a Avision Sales Group)	1,756	1,756
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	818	—
Impact Advisors, LLC	2,333	—
Kelso Industries LLC	994	1,389
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	731	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
SCIC Buyer, Inc. (d/b/a Sigma Corporation)	1,920	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	878	878
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	1,107
Trailhead Media LLC	—	2,174
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	1,288
Total unfunded delayed draw loan commitments	13,554	10,875
Total Unfunded Commitments	$31,914	$26,385

As of March 31, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

No shares were issued pursuant to the ATM program during the three months ended March 31, 2025 and 2024, respectively.

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2025	2024
Per share data:(1)
Net asset value, beginning of period	$12.31	$13.63
Net investment income	0.29	0.47
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.10)	(0.21)
Net increase in net assets resulting from operations	0.19	0.26
Distributions declared from net investment income	(0.39)	(0.39)
Net asset value, end of period	$12.11	$13.50
Total annualized return based on market value(2)	(1.26)%	3.26%
Total annualized return based on net asset value	6.02%	7.50%
Net assets, end of period	$281,449	$313,792
Per share market value at end of period	$9.65	$12.40
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	14.47%	15.03%
Ratio of incentive fees to average net assets	2.42%	3.40%
Ratio of total expenses to average net assets(4)	16.89%	18.43%
Ratio of net investment income to average net assets(4)	9.66%	13.60%
Portfolio turnover ratio	5.80%	7.87%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

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

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended March 31,
($ in thousands except share and per share amounts)	2025	2024
Net increase (decrease) in net assets resulting from operations	$4,264	$5,969
Weighted average shares outstanding	23,243,088	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$0.18	$0.26

NOTE 12 – SEGMENT REPORTING

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	the impact of sustained high interest rates;
●	changes in political, economic or industry conditions, including the imposition or increase of tariffs or other trade-related impositions imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries and conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing global conflicts and wars;
●	elevated levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the impact of interruptions in the supply chain on our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our ability to maintain our qualification as a BDC, and as a RIC under the Code;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

On December 4, 2012, we priced our initial public offering, or the IPO, selling 6,666,667 shares. Concurrent with the IPO, certain of our directors and officers, the managers of H.I.G. WhiteHorse Advisers, LLC (“WhiteHorse Advisers” or the “Investment Adviser”) and their immediate family members or entities owned by, or family trusts for the benefit of, such persons, purchased an additional 472,673 shares through a private placement exempt from registration under the Securities Act. Our shares of common stock are listed on the Nasdaq Global Select Market under the symbol “WHF”.

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

Recent Developments

For the period April 1, 2025 through May 12, 2025, we contributed two additional assets to the STRS JV, which included one issuer of senior secured debt facilities held as of March 31, 2025.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

Set forth below are the consolidated results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Three Months
($ in thousands)	2025	2024	Variance
Total investment income	$18,801	$25,475	$(6,674)
Total expenses	11,958	14,660	(2,702)
Net investment income	6,843	10,815	(3,972)
Net realized gains/(losses) on investments and foreign currency transactions	(402)	(5,634)	5,232
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(2,177)	788	(2,965)
Net increase (decrease) in net assets resulting from operations	$4,264	$5,969	$(1,705)

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

Consolidated operating results for the three months ended March 31, 2025 and 2024 are as follows:

Net Investment Income

Net investment income for the three months ended March 31, 2025 and 2024 totaled $6.8 million and $10.8 million, respectively. Net investment income decreased by $4.0 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Three Months
($ in thousands)	2025	2024	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$13,948	$17,985	$(4,037)
PIK income	691	2,032	(1,341)
Fee and dividend income	496	666	(170)
Investment income of STRS JV:
Interest and dividend income	$3,666	$4,792	$(1,126)
Total investment income	$18,801	$25,475	$(6,674)

Interest income other than PIK income, decreased $4.0 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the three months ended March 31, 2025, the weighted average size and weighted average yield of the debt portfolio, excluding STRS JV, was $568.5 million and 9.0%, respectively. For the three months ended March 31, 2024, the weighted average size and weighted average yield of the debt portfolio, excluding STRS JV, was $612.6 million and 10.7%, respectively.

PIK income decreased by $1.3 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, primarily due to PIK income earned on the Telestream Holdings Corporation investments during the three months ended March 31, 2024. We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected.

Fee and dividend income decreased by $0.2 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, due to lower non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources.

Interest and dividend income from STRS JV decreased by $1.1 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, primarily attributable to a decrease in base rates.

Operating Expenses

The following table summarizes our expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		Three Months
($ in thousands)	2025	2024	Variance
Interest expense	$6,185	$7,330	$(1,145)
Base management fees	2,833	3,116	(283)
Performance-based incentive fees	1,711	2,704	(993)
Administrative service fees	171	171	—
General and administrative expenses	953	1,047	(94)
Total expenses, before excise tax	11,853	14,368	(2,515)
Excise tax	105	292	(187)
Total expenses, including excise tax	$11,958	$14,660	$(2,702)

Interest expense decreased by $1.1 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, primarily due to lower weighted average borrowing base and weighted average interest rate. For the three months ended March 31, 2025, the weighted average outstanding borrowings were $366.5 million at a weighted average interest rate of 5.77%. For the three months ended March 31, 2024, the weighted average outstanding borrowings were $398.0 million at a weighted average interest rate of 6.53%.

Base management fees decreased by $0.3 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, primarily due to lower gross assets.

Performance-based incentive fees decreased by $1.0 million for the three months ended March 31, 2025 from the three months ended March 31, 2024, due to lower pre-incentive fee net investment income. For the three months ended March 31, 2025 and 2024, there were no capital gains incentive fee expenses incurred.

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

Excise tax was $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, we accrued a net federal excise tax expense of $1.2 million and $1.1 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
AG Kings Holdings Inc.(1)	$—	$0.5
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	—	(3.1)
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	—	(2.9)
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	—	(0.2)
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	(0.4)	—
Other(2)	—	0.1
Total net realized gains/(losses) on investments	$(0.4)	$(5.6)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in millions)	2025	2024
Gross unrealized appreciation on investments	$2.4	$4.6
Gross unrealized depreciation on investments	(4.4)	(7.3)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	(0.2)	3.1
Total unrealized appreciation (depreciation) on investments	$(2.2)	$0.4
(1)	The three months ended March 31, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable.

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

Restricted cash and cash equivalents include amounts that are collected and held by the trustee appointed as custodian of the assets securing the Credit Facility. Restricted cash is held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted cash that represents interest or fee income is transferred to unrestricted cash accounts by the Administrative Agent generally once a quarter after the payment of operating expenses and amounts due under the Credit Facility.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2025 and December 31, 2024, we had commitments to fund approximately $31.9 million and $26.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities used cash and cash equivalents of $7.0 million during the three months ended March 31, 2025, primarily from acquisition of investments and cash used from the net change in working capital the net proceeds, partially offset from realizations and repayments on our investments. Our financing activities used cash and cash equivalents of $1.2 million during the three months ended March 31, 2025, primarily due to payment of distributions to stockholders, offset with net fundings on the Credit Facility.

Our operating activities provided cash and cash equivalents of $1.6 million during the three months ended March 31, 2024, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $5.2 million during the three months ended March 31, 2024, primarily due to payment of distributions to stockholders, offset with net fundings on the Credit Facility.

As of March 31, 2025, we had cash and cash equivalent resources of $19.6 million, including $8.2 million of restricted cash. As of March 31, 2025, we had approximately $164.9 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2024, we had cash and cash equivalent resources of $27.8 million, including $15.4 million of restricted cash. As of December 31, 2024, we had approximately $173.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of March 31, 2025, STRS JV had total assets of $323.5 million. As of December 31, 2024, STRS JV had total assets of $309.1 million.

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

As of both March 31, 2025 and December 31, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of both March 31, 2025 and December 31, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2025 and December 31, 2024:

($ in thousands)	As of March 31, 2025	As of December 31, 2024
Total investments(1)	$310,160	$294,957
Weighted average effective yield on total portfolio(2)	10.8%	11.1%
Number of portfolio companies in STRS JV	41	38
Largest portfolio company investment(1)	17,986	17,949
Total of five largest portfolio company investments(1)	79,522	79,058
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of March 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$311,375	$310,160	$296,752	$294,957
Total	$311,375	$310,160	$296,752	$294,957

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2025		As of December 31, 2024
Advertising	$18,567	6.0%	$12,035	4.1%
Aerospace & Defense	3,710	1.2	3,682	1.2
Air Freight & Logistics	3,303	1.1	3,311	1.1
Broadline Retail	17,831	5.7	17,827	6.0
Building Products	13,372	4.3	13,437	4.6
Construction & Engineering	16,113	5.2	16,253	5.5
Data Processing & Outsourced Services	12,704	4.1	12,885	4.4
Distributors	9,368	3.0	9,372	3.2
Diversified Support Services	18,810	6.1	19,282	6.5
Electrical Components & Equipment	3,472	1.2	3,479	1.2
Environmental & Facilities Services	29,818	9.6	29,963	10.2
Food Distributors	4,981	1.6	4,993	1.7
Health Care Facilities	8,330	2.7	8,004	2.7
Health Care Services	5,049	1.6	4,995	1.7
Health Care Supplies	4,972	1.6	7,696	2.6
Household Appliances	7,925	2.6	7,632	2.6
Human Resource & Employment Services	2,496	0.8	—	—
IT Consulting & Other Services	33,270	10.7	32,720	11.1
Packaged Foods & Meats	7,068	2.3	7,009	2.4
Paper & Plastic Packaging Products & Materials	14,839	4.8	14,881	5.0
Personal Care Products	3,872	1.2	—	—
Pharmaceuticals	15,954	5.1	15,461	5.2
Real Estate Services	13,847	4.5	13,782	4.7
Research & Consulting Services	12,027	3.9	11,977	4.1
Technology Hardware, Storage & Peripherals	17,986	5.8	17,949	6.1
Water Utilities	4,162	1.3	—	—
Wireless Telecommunication Services	6,314	2.0	6,332	2.1
Total	$310,160	100.0%	$294,957	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2025 and December 31, 2024 and selected statement of operations information for the three months ended March 31, 2025 and 2024.

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

Credit Facility

On December 23, 2015, our wholly owned subsidiary WhiteHorse Credit I, LLC, or WhiteHorse Credit, entered into the Credit Facility.

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

As of March 31, 2025, the Credit Facility provided for borrowings in an aggregate principal amount up to $335.0 million with an accordion feature which allows for the expansion of the borrowing limit up to $375.0 million, subject to consent from the Lender and other customary conditions. As of March 31, 2025, the required minimum outstanding borrowings under the Credit Facility were $234.5 million.

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

Advances under the Credit Facility are based on SOFR for USD denominated borrowings plus an annual spread of 2.25%. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings and SONIA for GBP denominated borrowings, plus a spread of 2.25% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder are due and payable, on January 17, 2030.

Prior to the Credit Facility amendment on January 17, 2025, advances under the Credit Facility were based on SOFR for USD denominated borrowings plus an annual spread of 2.50%. The Credit Facility bore interest at EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings and SONIA for GBP denominated borrowings, plus a spread of 2.35% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit was required to pay a non-usage fee which accrues at 0.75% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility.

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

As of March 31, 2025, there were $170.1 million in outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $164.9 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $521.2 million as of March 31, 2025.

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

Portfolio Investments and Yield

As of March 31, 2025, our investment portfolio consisted primarily of senior secured loans across 134 positions in 74 companies with an aggregate fair value of $651.0 million. As of March 31, 2025, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 1.3% based on fair value. As of March 31, 2025, our portfolio had an average investment size of $4.1 million based on fair value and average debt investment size of $5.2 million, with investment sizes ranging from zero to $22.3 million and a weighted average effective yield of 9.6% (and a weighted average effective yield on income-producing debt investments of 12.1%).

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

For the three months ended March 31, 2025, we invested $47.2 million in new and existing portfolio companies, offset by repayments and sales of $37.5 million. Proceeds from sales totaled $18.5 million while repayments included $1.4 million of scheduled repayments and $17.6 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of March 31, 2025		As of December 31, 2024
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$69.4	10.7%	$70.5	11.0%
2	413.7	63.4	395.4	61.5
3	111.7	17.2	128.9	20.1
4	48.6	7.5	38.9	6.1
5	7.6	1.2	8.5	1.3
Total Portfolio	$651.0	100.0%	$642.2	100.0%

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

During the three months ended March 31, 2025, we declared to stockholders distributions of $0.385 per share for total distributions of $8.9 million. During the three months ended March 31, 2024, we declared to stockholders distributions of $0.385 per share for total distributions of $8.9 million.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2025, we estimate that distributions to stockholders included $8.9 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2024 and current earnings for the three months ended March 31, 2025. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WhiteHorse Finance CLO I, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse California, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings LLC, WhiteHorse Finance CLO I, LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(16,582)	$(5,104)	$(11,478)
(250)	(13,948)	(4,253)	(9,695)
(200)	(11,216)	(3,403)	(7,813)
(150)	(8,414)	(2,552)	(5,862)
(100)	(5,609)	(1,701)	(3,908)
(50)	(2,805)	(851)	(1,954)
50	2,805	851	1,954
100	5,609	1,701	3,908
150	8,414	2,552	5,862
200	11,218	3,403	7,815
250	14,023	4,253	9,770
300	16,827	5,104	11,723
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of March 31, 2025, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including borrowing, that could affect net increase or decrease in net assets resulting from operations or net income. It also does not adjust for the effect of the time-lag between a change in the relevant interest rate index and the rate adjustment under the applicable loan. Accordingly, we can offer no assurance that actual results would not differ materially from the statement above.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Realized gain (loss) on forward currency contracts	$22	$(28)
Unrealized appreciation (depreciation) on forward currency contracts	(20)	52
Total net realized and unrealized gains (losses) on forward currency contracts	$2	$24

Item 4. Controls and Procedures

For the year ended December 31, 2024, we met the threshold to be an accelerated filer and did not correctly determine that fact. Based on this failure to correctly identify our filing status for 2024, we did not obtain or file an attestation report by Crowe LLP, our independent registered public accounting firm, with respect to our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”) as required by Item 308(b) of Regulation S-K.  After a review, our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective with respect to our filing status determination. They also determined that such oversight did not evidence any generalized deficiency in our disclosure controls and procedures or any deficiency in our internal control over financial reporting. Our management has taken steps to remediate our disclosure controls and procedures as they pertain to this incident, and we do not expect any recurrence of the issue. Management has also reviewed our framework for internal control over financial reporting and does not believe that there is any deficiency in such framework. We intend to amend our Form 10-K as soon as practicable to include an attestation report of Crowe with respect to our internal control over financial reporting which was omitted from our initial filing of the Form 10-K.

With respect to the period covered by this quarterly report on Form 10-Q, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, our management has concluded that there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this quarterly report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1

Tenth Amendment to Fifth Amended and Restated Loan Agreement, dated January 17, 2025, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 22, 2025)

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

WhiteHorse Finance, Inc.

Dated: May 12, 2025	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2025	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)