Form 10-K/A
period 2024-12-31
WhiteHorse Finance, Inc.
filed 2025-06-10
CIK 1552198

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

WhiteHorse Finance, Inc., a Delaware corporation (collectively, the “Company”, which may also be referred to as “we”, “us” or “our”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025 (the “Original Form 10-K”). As previously disclosed in Part I, Item 4 of the Company’s Form 10-Q for the fiscal quarter ended March 31, 2025, which was filed with the SEC on May 12, 2025, for the year ended December 31, 2024, it met the threshold to be an accelerated filer and did not correctly determine that fact. Based on this failure to correctly identify our filing status for 2024, we did not obtain or file an attestation report by Crowe LLP, our independent registered public accounting firm (“Crowe”), with respect to our internal control over financial reporting in the Original Form 10-K as required by Item 308(b) of Regulation S-K. The Amendment is being filed solely to:

•	amend the cover page of the Original Form 10-K to state that we are an accelerated filer;
•

amend and restate Part II, Item 8 of the Original Form 10-K to include Crowe’s Report of Independent Registered Public Accounting Firm, which includes an opinion on the Company’s financial statements, as defined in their report, as of December 31, 2024 and for each of the years in the three-year period ended December 31, 2024 and an opinion on the Company’s internal control over financial reporting as of December 31, 2024;

•

amend and restate Part II, Item 9A of the Original Form 10-K to update (i) management’s evaluation of disclosure controls and procedures in paragraph (a) to provide that, as of December 31, 2024, our disclosure controls and procedures were not effective, and (ii) management’s report on internal control over financial reporting in paragraph (b) to state that Crowe has issued a report on the effectiveness of our internal control over financial reporting; and

•

file new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended, and file new consents issued by Crowe related to Exhibits 99.1 and 99.2.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K, except as required to reflect the revisions discussed above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC.

WHITEHORSE FINANCE, INC.

		Page
Part II.
Item 8.	Consolidated Financial Statements and Supplementary Data	4
Item 9A.	Controls and Procedures	75
Part IV.
Item 15.	Exhibits and Financial Statements	76
Signatures		79

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of WhiteHorse Finance, Inc.

Miami, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2024 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

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

June 9, 2025

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
									8,694	8,660	3.0
Health Care Services
Lab Logistics, LLC	First Lien Secured Term Loan	1.00%	SOFR	7.25%	11.71%	10/16/19	12/31/25	5,383	$5,381	$5,383	1.9%
Lab Logistics, LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR	7.25%	11.71%	10/16/19	12/31/25	5,020	5,020	5,020	1.8
Lab Logistics, LLC⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	7.25%	11.71%	09/17/24	12/31/25	437	437	437	0.2
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.00%	10.46%	12/27/24	03/01/29	947	938	938	0.3
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.25%	10.58%	08/01/24	08/01/29	7,689	7,548	7,555	2.6
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.25%	10.58%	08/01/24	08/01/29	—	—	2	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR	6.25%	10.58%	08/01/24	08/01/29	258	253	254	0.1
									19,577	19,589	6.9
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)	First Lien Secured Term Loan	0.75%	SOFR	7.50%	11.98%	02/23/22	02/23/28	20,409	20,142	19,535	6.8
									20,142	19,535	6.8
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Term Loan	1.00%	SOFR	6.75%	11.23%	06/25/21	06/25/26	8,697	8,642	8,784	3.1
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)	First Lien Secured Delayed Draw Loan	1.00%	SOFR	6.75%	11.23%	07/11/22	06/25/26	1,340	1,329	1,354	0.5
									9,971	10,138	3.6
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	11.28%	10/12/21	10/12/26	22,590	22,401	22,441	7.8
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	11.28%	10/12/21	10/12/26	—	—	5	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	First Lien Secured Term Loan	1.00%	SOFR	6.00%	10.46%	11/06/23	08/20/26	2,930	2,887	2,930	1.0
									25,288	25,376	8.8
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	First Lien Secured Term Loan	0.50%	SOFR	6.00%	10.74%	05/26/22	05/31/29	7,070	6,709	5,658	2.0
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Term Loan	1.50%	SOFR	10.50%	14.96% (12.96% Cash + 2.00% PIK)	08/28/20	08/28/25	13,013	12,972	12,955	4.5
BBQ Buyer, LLC (d/b/a BBQ Guys)	First Lien Secured Delayed Draw Loan	1.50%	SOFR	10.50%	14.96% (12.96% Cash + 2.00% PIK)	12/02/21	08/28/25	2,654	2,645	2,642	0.9
									22,326	21,255	7.4
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	1.00%	SOFR	7.25%	12.05% (11.30% Cash + 0.75% PIK)	04/05/21	04/05/26	11,350	11,309	10,895	3.8
The Kyjen Company, LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.97% (10.22% Cash + 0.75% PIK)	04/05/21	04/05/26	798	795	761	0.3
									12,104	11,656	4.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	First Lien Secured Term Loan	1.00%	SOFR	6.50%	10.86% (9.86% Cash + 1.00% PIK)	08/15/24	08/15/29	12,322	12,124	12,216	4.3
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽⁷⁾	First Lien Secured Revolving Loan	1.00%	SOFR	6.50%	10.86% (9.86% Cash + 1.00% PIK)	08/15/24	08/15/29	—	—	9	—
									12,124	12,225	4.3
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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2024

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2024		As of December 31, 2023
Advertising	$17,451	3.3%	$420	0.1%
Air Freight & Logistics	28,518	5.3	22,616	3.8
Application Software	26,924	5.0	34,202	5.8
Automotive Retail	—	—	12,407	2.1
Broadcasting	7,833	1.5	7,243	1.2
Broadline Retail	5,336	1.0	19,911	3.4
Building Products	13,206	2.5	15,863	2.7
Commodity Chemicals	16,026	3.0	30,712	5.2
Construction & Engineering	3,927	0.7	541	0.1
Construction Materials	5,640	1.1	6,901	1.2
Data Processing & Outsourced Services	28,572	5.3	33,997	5.8
Distributors	10,690	2.0	12,475	2.1
Diversified Chemicals	4,999	0.9	10,259	1.7
Diversified Financial Services	—	—	3,472	0.6
Diversified Support Services	9,563	1.8	9,598	1.6
Education Services	21,314	4.0	20,318	3.5
Electric Utilities	16,032	3.0	15,954	2.7
Environmental & Facilities Services	1,400	0.3	23,878	4.1
Food Distributors	350	0.1	—	—
Health Care Facilities	8,660	1.6	8,966	1.5
Health Care Services	19,589	3.7	17,643	3.0
Health Care Supplies	19,535	3.7	18,983	3.2
Heavy Electrical Equipment	10,138	1.9	10,135	1.7
Home Furnishings	25,376	4.7	27,508	4.7
Household Appliances	22,162	4.1	22,727	3.9
Household Products	11,656	2.2	10,873	1.9
Industrial Machinery & Supplies & Components	13,237	2.5	6,417	1.2
Integrated Telecommunication Services	13,135	2.5	13,191	2.2
Interactive Media & Services	15,970	3.0	1,615	0.3
Investment Banking & Brokerage	—	—	3,522	0.6
IT Consulting & Other Services	3,504	0.6	6,549	1.1
Leisure Facilities	19,580	3.7	22,619	3.8
Leisure Products	23,298	4.4	18,488	3.1
Life Sciences Tools & Services	5,000	0.9	4,901	0.8
Office Services & Supplies	—	—	15,503	2.6
Packaged Foods & Meats	4,087	0.7	—	—
Paper & Plastic Packaging Products & Materials	—	—	179	—
Paper Products	9,453	1.8	—	—
Real Estate Services	20,872	3.9	22,758	3.9
Research & Consulting Services	5,295	0.9	8,438	1.4
Security & Alarm Services	7,070	1.3	—	—
Specialized Consumer Services	7,122	1.3	17,951	3.0
Specialized Finance(1)	—	—	—	—

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

PART II

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

For the year ended December 31, 2024 (the end of the period covered by this report), we met the threshold to be an accelerated filer and did not correctly determine that fact. Based on this failure to correctly identify our filing status for 2024, we did not obtain or file an attestation report by Crowe LLP with respect to our internal control over financial reporting in our Original Form 10-K as required by Item 308(b) of Regulation S-K. After a review, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective with respect to our filing status determination. They also determined that such oversight did not evidence any generalized deficiency in our disclosure controls and procedures or a deficiency in our internal control over financial reporting. Our management has taken steps to remediate our disclosure controls and procedures as they pertain to this incident, and we do not expect any recurrence of the issue. Management also assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 as discussed in (b) and concluded WhiteHorse Finance’s internal control over financial reporting was effective.

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

WhiteHorse Finance’s registered public accounting firm has issued an audit report on the effectiveness of WhiteHorse Finance’s internal control over financial reporting. This report appears on page 5.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)Financial Statements — Refer to Item 8 starting on page 4
(2)Financial Statements Schedules — None.
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

19.1	Insider Trading Policies and Procedures (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2025)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2025)
23.1*	Consent of Crowe LLP related to Exhibit 99.1
23.2*	Consent of Crowe LLP related to Exhibit 99.2
24	Power of attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2024)
99.1	Report of Crowe LLP on Senior Securities Table (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2025)
99.2

Audited Consolidated Financial Statements of WHF STRS Ohio Senior Loan Fund LLC as of and for the year ended December 31, 2024 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2025)

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

WhiteHorse Finance, Inc.

Dated: June 9, 2025	By	/s/ Stuart Aronson
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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	June 9, 2025
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	June 9, 2025
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	June 9, 2025
John Bolduc

/s/ Jay Carvell	Director	June 9, 2025
Jay Carvell

/s/ Rick P. Frier	Director	June 9, 2025
Rick P. Frier

/s/ Rick D. Puckett	Director	June 9, 2025
Rick D. Puckett

/s/ G. Stacy Smith	Director	June 9, 2025
G. Stacy Smith

/s/ John P. Volpe	Director	June 9, 2025
John P. Volpe