Form 10-Q
period 2025-06-30
WhiteHorse Finance, Inc.
filed 2025-08-07
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$493,077	$504,832
Non-controlled affiliate company investments	30,074	29,851
Controlled affiliate company investments	106,113	107,530
Total investments, at fair value (amortized cost $666,767 and $695,240, respectively)	629,264	642,213
Cash and cash equivalents	10,533	12,424
Restricted cash and cash equivalents	22,447	14,548
Restricted foreign currency (cost of $300 and $894, respectively)	299	864
Interest and dividend receivable	5,857	5,631
Amounts receivable on unsettled investment transactions	1,479	112
Prepaid expenses and other receivables	1,008	1,009
Unrealized appreciation on foreign currency forward contracts	21	20
Total assets	$670,908	$676,821

Liabilities
Debt (net of unamortized debt issuance costs of $5,323 and $2,876, respectively)	$363,177	$353,117
Distributions payable	8,949	8,949
Management fees payable	2,844	2,932
Incentive fees payable	17,743	17,848
Amounts payable on unsettled investment transactions	—	3,539
Interest payable	1,495	1,821
Accounts payable and accrued expenses	1,478	2,141
Advances received from unfunded credit facilities	472	340
Total liabilities	396,158	390,687

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	337,205	337,205
Accumulated earnings (losses)	(62,478)	(51,094)
Total net assets	274,750	286,134
Total liabilities and total net assets	$670,908	$676,821
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$11.82	$12.31

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,936	$17,264	$27,884	$35,225
Payment-in-kind income	500	1,493	1,033	3,282
Fee income	765	426	1,248	1,074
Dividend income	7	36	20	54
From non-controlled affiliate company investments
Interest income	50	10	50	34
Payment-in-kind income	153	177	311	334
Dividend income	—	—	—	—
From controlled affiliate company investments
Interest income	2,284	2,496	4,568	4,992
Payment-in-kind income	—	164	—	250
Dividend income	1,143	1,416	2,525	3,712
Total investment income	18,838	23,482	37,639	48,957
Expenses
Interest expense	6,141	7,144	12,326	14,474
Base management fees	2,844	3,065	5,677	6,182
Performance-based incentive fees	1,640	2,323	3,351	5,026
Administrative service fees	170	170	341	341
General and administrative expenses	1,295	1,221	2,248	2,268
Total expenses	12,090	13,923	23,943	28,291
Net investment income before excise tax	6,748	9,559	13,696	20,666
Excise tax	186	267	291	559
Net investment income after excise tax	6,562	9,292	13,405	20,107

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(296)	(113)	(691)	(5,728)
Non-controlled affiliate company investments	—	—	—	—
Controlled affiliate company investments	(20,980)	—	(20,980)	—
Foreign currency transactions	(769)	(8)	(798)	1
Foreign currency forward contracts	—	28	22	—
Net realized gains (losses)	(22,045)	(93)	(22,447)	(5,727)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(1,200)	(2,373)	(3,264)	8,340
Non-controlled affiliate company investments	(1,456)	58	(775)	(9,952)
Controlled affiliate company investments	20,378	825	19,563	556
Translation of assets and liabilities in foreign currencies	(10)	146	31	448
Foreign currency forward contracts	21	(16)	1	36
Net change in unrealized appreciation (depreciation)	17,733	(1,360)	15,556	(572)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(4,312)	(1,453)	(6,891)	(6,299)
Net increase (decrease) in net assets resulting from operations	$2,250	$7,839	$6,514	$13,808

Per Common Share Data
Basic and diluted earnings (losses) per common share	$0.10	$0.34	$0.28	$0.59
Dividends and distributions declared per common share	$0.39	$0.39	$0.77	$0.77
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	23,243,088	$23	$337,205	$(51,094)	$286,134
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,843	6,843
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(402)	(402)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(2,177)	(2,177)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2025	23,243,088	$23	$337,205	$(55,779)	$281,449
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,562	6,562
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(22,045)	(22,045)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	17,733	17,733
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of June 30, 2025	23,243,088	$23	$337,205	$(62,478)	$274,750

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,514	$13,808
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(1,344)	(3,866)
Net realized (gains) losses on investments	21,671	5,728
Net realized loss on foreign currency translation	821	—
Net unrealized (appreciation) depreciation on investments	(15,524)	1,056
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(31)	(448)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	(36)
Accretion of discount	(1,922)	(1,901)
Amortization of deferred financing costs	624	844
Acquisition of investments	(90,469)	(116,442)
Proceeds from principal payments and sales of portfolio investments	60,690	121,515
Proceeds from sales of portfolio investments to STRS JV	39,846	30,466
Net changes in operating assets and liabilities:
Interest and dividend receivable	(226)	357
Prepaid expenses and other receivables	1	211
Amounts receivable on unsettled investment transactions	(1,367)	(12,287)
Amounts payable on unsettled investment transactions	(3,539)	—
Management fees payable	(88)	(530)
Incentive fees payable	(105)	4,160
Accounts payable and accrued expenses	(663)	567
Interest payable	(326)	(159)
Advances received from unfunded credit facilities	132	72
Net cash provided by / (used in) operating activities	14,694	43,115

Cash flows from financing activities
Proceeds from notes issued	174,000	—
Borrowings	39,700	58,452
Repayments of debt	(202,014)	(86,400)
Deferred financing costs	(3,071)	—
Distributions paid to common stockholders, net of distributions reinvested	(17,898)	(17,898)
Net cash provided by / (used in) financing activities	(9,283)	(45,846)
Effect of exchange rate changes on cash	32	—
Net change in cash, cash equivalents and restricted cash	5,443	(2,731)
Cash, cash equivalents and restricted cash at beginning of period	27,836	24,487
Cash, cash equivalents and restricted cash at end of period	$33,279	$21,756

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$12,027	$13,789

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of June 30,
	2025	2024
Cash and cash equivalents	$10,533	$12,853
Restricted cash and cash equivalents	22,447	8,436
Restricted foreign currency	299	467
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$33,279	$21,756

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.45%	05/31/24	12/15/26	655	$648	$655	0.2%
Avision Holdings, LLC (d/b/a Avision Sales Group)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	10.45%	05/31/24	12/15/26	550	544	572	0.2
									1,192	1,227	0.4
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	11.33%	12/16/22	12/18/28	8,956	8,796	8,728	3.2
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	11.33%	04/20/25	12/18/28	504	495	489	0.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.50%	12.93% (10.93% Cash + 2.00% PIK)	07/12/21	07/12/26	10,782	10,741	10,283	3.6
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.50%	12.92% (10.92% Cash + 2.00% PIK)	07/12/21	07/12/26	1,182	1,177	1,127	0.4
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)(28)	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.50%	11.93%	06/29/23	06/29/28	8,550	8,396	8,593	3.1
									29,605	29,220	10.5
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(26)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	12.04% (5.54% Cash + 6.50% PIK)	03/20/24	05/08/28	1,820	1,679	1,456	0.5
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(26)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	12.04% (6.54% Cash + 5.50% PIK)	03/20/24	05/08/28	1,200	1,004	321	0.1
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(26)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.00%	11.54%	03/20/24	05/08/28	9,600	8,955	2,743	1.0
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(26)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.00%	11.54%	03/20/24	05/08/28	2,400	2,239	18	—
MBS Highway, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	12.35%	10/13/22	10/13/27	9,251	9,146	9,203	3.3
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	5.40%	06/14/19	09/30/26	3,673	3,090	1,705	0.6
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	5.40%	06/14/19	09/30/26	301	296	140	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.50%	11.78%	01/12/23	04/05/29	9,819	9,641	9,724	3.5
									36,050	25,310	9.1
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(5)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.50%	9.82%	06/20/25	06/18/32	6,667	6,567	6,567	2.4
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(5)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.50%	9.82%	06/20/25	06/18/32	1,245	1,226	1,226	0.4
									7,793	7,793	2.8
Broadcasting
Coastal Television Broadcasting Group LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.93%	12/30/21	12/30/26	7,522	7,471	7,522	2.7
Coastal Television Broadcasting Group LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.93%	12/30/21	12/30/26	—	—	2	—
									7,471	7,524	2.7
Broadline Retail
Luxury Brand Holdings, Inc. (d/b/a Ross-Simons, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.08%	12/04/20	06/04/26	3,880	3,867	3,880	1.4
									3,867	3,880	1.4
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)(5)(13)(25)(29)	First Lien Secured Term Loan	1.00%	CORRA (3M)	5.50%	8.50%	07/27/21	07/27/27	18,984	15,029	13,808	5.0
									15,029	13,808	5.0

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Construction & Engineering
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.56%	02/12/25	02/12/30	7,631	$7,490	$7,707	2.8%
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	10.56%	02/12/25	02/12/30	—	—	26	—
Kelso Industries LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.08%	12/26/24	12/31/29	4,209	4,141	4,165	1.5
Kelso Industries LLC(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.75%	10.08%	12/26/24	12/31/29	—	—	—	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.95%	01/28/25	02/07/29	162	160	162	0.1
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.95%	01/28/25	02/07/29	22	21	24	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.95%	01/28/25	02/07/29	11	11	11	—
									11,823	12,095	4.4
Construction Materials
Claridge Products and Equipment, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	13.18% (10.93% Cash + 2.25% PIK)	12/30/20	12/30/25	5,602	5,592	4,763	1.7
Claridge Products and Equipment, LLC(7)(29)(30)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.31%	14.10% (11.85% Cash + 2.25% PIK)	12/30/20	12/30/25	632	631	526	0.2
									6,223	5,289	1.9
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.68%	04/04/24	03/30/29	7,577	7,406	7,485	2.7
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.69%	04/04/24	03/30/29	276	269	279	0.1
Future Payment Technologies, L.P.(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.67%	12/23/16	12/07/26	19,797	19,774	19,797	7.2
									27,449	27,561	10.0
Distributors
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.00%	12.48%	11/22/22	12/09/25	357	357	332	0.1
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.25%	11.68%	12/22/23	12/22/28	9,330	9,168	9,330	3.4
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.25%	11.68%	12/22/23	12/22/28	642	631	642	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.25%	11.68%	12/22/23	12/22/28	57	56	66	—
									10,212	10,370	3.7
Diversified Chemicals
Chase Products Co. (f/k/a Starco)(6)(21)(29)	Second Lien Secured Term Loan	N/A	N/A	12.00%	12.00% PIK	03/16/23	03/16/28	3,384	3,384	3,384	1.2
									3,384	3,384	1.2
Diversified Support Services
NNA Services, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	11.70%	08/27/21	08/27/26	8,219	8,195	8,107	3.0
Quest Events, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.82%	09/13/24	09/30/26	1,264	1,245	1,246	0.5
Quest Events, LLC(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.00%	11.56%	03/21/25	09/30/26	177	174	175	0.1
									9,614	9,528	3.6
Education Services
EducationDynamics, LLC(27)(33)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.93%	09/15/21	09/15/27	12,914	12,834	12,350	4.5
EducationDynamics, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	Prime	7.50%	13.00%	09/15/21	09/15/27	300	298	253	0.1
MSI Information Services, Inc.(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.75%	14.20% PIK	04/25/22	04/24/26	9,467	8,558	7,172	2.6
MSI Information Services, Inc.(17)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.82%	16.10% PIK	04/25/22	04/24/26	1,050	1,044	795	0.3
									22,734	20,570	7.5
Environmental & Facilities Services
Juniper Landscaping Holdings LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.05%	05/23/25	12/29/27	456	450	450	0.2
Juniper Landscaping Holdings LLC(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	10.08%	05/23/25	12/29/27	366	363	363	0.1
Juniper Landscaping Holdings LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	10.05%	05/23/25	12/29/27	55	54	54	—
									867	867	0.3
Health Care Facilities
Bridgepoint Healthcare, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	12.43%	10/05/21	10/05/26	8,239	8,197	8,214	3.0
Bridgepoint Healthcare, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	12.42%	10/05/21	10/05/26	953	948	951	0.3
									9,145	9,165	3.3

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Health Care Services
Lab Logistics, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	11.84%	10/16/19	12/31/25	5,357	$5,356	$5,345	1.9%
Lab Logistics, LLC(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	11.84%	10/16/19	12/31/25	4,992	4,992	4,982	1.8
Lab Logistics, LLC(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.47%	11.84%	09/17/24	12/31/25	437	437	436	0.2
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	10.43%	12/27/24	03/01/29	942	934	939	0.3
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.55%	08/01/24	08/01/29	7,186	7,069	7,065	2.6
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	10.55%	08/01/24	08/01/29	—	—	(11)	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.55%	08/01/24	08/01/29	258	253	253	0.1
									19,041	19,009	6.9
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.95%	02/23/22	02/23/28	20,409	20,184	19,429	7.1
									20,184	19,429	7.1
Heavy Electrical Equipment
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	11.20%	06/25/21	06/25/26	8,325	8,290	8,325	3.0
Power Service Group CR Acquisition Inc. (d/b/a Power Plant Services)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	11.20%	07/11/22	06/25/26	1,283	1,276	1,283	0.5
									9,566	9,608	3.5
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.91%	10/12/21	10/12/26	22,299	22,165	22,263	8.1
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.91%	10/12/21	10/12/26	—	—	11	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.25%	9.58%	11/06/23	08/20/26	2,878	2,849	2,878	1.0
									25,014	25,152	9.1
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)(29)	First Lien Secured Term Loan	0.50%	SOFR (3M)	6.00%	10.43%	05/26/22	05/31/29	3,626	3,491	2,809	1.0
BBQ Buyer, LLC (d/b/a BBQ Guys)(29)	First Lien Secured Term Loan	1.50%	SOFR (1M)	10.50%	14.93% (12.93% Cash + 2.00% PIK)	08/28/20	08/28/25	13,081	13,071	13,078	4.8
BBQ Buyer, LLC (d/b/a BBQ Guys)(29)	First Lien Secured Delayed Draw Loan	1.50%	SOFR (1M)	10.50%	12.10% (10.10% Cash + 2.00% PIK)	12/02/21	08/28/25	2,667	2,665	2,667	1.0
									19,227	18,554	6.8
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)(29)	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.93% (10.93% Cash + 1.00% PIK)	04/05/21	04/05/26	11,408	11,383	10,504	3.8
The Kyjen Company, LLC (d/b/a Outward Hound)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	7.50%	11.93% (10.93% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(72)	—
NM Z Holdco Inc. (d/b/a Zep, Inc.)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.30%	06/30/25	06/30/31	10,440	10,336	10,336	3.8
NM Z Holdco Inc. (d/b/a Zep, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.30%	06/30/25	06/30/31	192	190	190	0.1
									21,909	20,958	7.7
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.05%	02/19/25	02/19/30	2,962	2,907	2,908	1.1
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	10.05%	02/19/25	02/19/30	—	—	—	—
									2,907	2,908	1.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.83% (9.83% Cash + 1.00% PIK)	08/15/24	08/15/29	12,323	$12,146	$12,303	4.5%
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.83% (9.83% Cash + 1.00% PIK)	08/15/24	08/15/29	—	—	15	—
									12,146	12,318	4.5
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)(27)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	10.05%	08/05/22	08/01/29	14,223	12,720	12,885	4.7
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.31%	04/15/25	04/15/31	15,360	15,064	15,063	5.5
									27,784	27,948	10.2
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(27)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.25%	9.55%	04/25/25	01/31/31	14,016	13,747	13,919	5.1
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)(29)	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	5.25%	9.55%	04/25/25	01/31/31	—	—	22	—
									13,747	13,941	5.1
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	9.31%	04/08/25	04/10/29	1,448	1,434	1,438	0.5
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	9.31%	04/08/25	04/10/29	284	283	281	0.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(7)(29)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	11.50%	04/08/25	04/10/28	94	93	95	—
									1,810	1,814	0.6
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.95% PIK	09/25/24	09/25/29	12,537	10,231	8,945	3.3
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(7)(17)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	13.03% PIK	01/10/25	09/25/29	837	811	365	0.1
Lift Brands, Inc.(29)	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.93%	05/15/25	09/30/26	5,193	5,191	5,193	1.9
Lift Brands, Inc.(29)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	05/15/25	09/30/26	1,671	1,670	1,671	0.6
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(9)(29)	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	05/15/25	09/30/26	2,000	1,997	2,000	0.7
									19,900	18,174	6.6
Leisure Products
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.57%	09/06/24	09/06/29	5,708	5,613	5,639	2.1
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.25%	10.35%	09/06/24	09/06/29	1,007	990	997	0.4
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)29)(32)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	11.24%	09/06/24	09/06/29	451	443	447	0.2
Leviathan Intermediate Holdco, LLC(27)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	10.30%	12/27/22	12/27/27	13,715	13,515	13,568	4.9
Leviathan Intermediate Holdco, LLC(7)(29)	First Lien Secured Revolving Loan	1.50%	SOFR (1M)	6.00%	10.31%	12/27/22	12/27/27	266	262	265	0.1
Playmonster Group LLC(6)(19)(29)	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	11.20% PIK	12/09/22	06/08/26	1,364	1,355	1,268	0.5
Playmonster Group LLC(6)(17)(19)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	13.44% PIK	06/07/21	06/08/26	5,230	3,661	1,756	0.6
									25,839	23,940	8.8
Packaged Foods & Meats
PANOS Brands, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.07%	05/14/24	05/14/29	4,048	3,985	4,048	1.5
PANOS Brands, LLC(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	8.97%	05/14/24	05/14/29	82	81	87	—
									4,066	4,135	1.5
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)(28)(31)	First Lien Secured Term Loan	0.50%	Base Rate	4.75%	9.03%	08/22/24	08/25/31	9,540	8,952	9,236	3.4
									8,952	9,236	3.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.93%	11/16/21	11/16/27	10,359	$10,277	$9,739	3.5%
Monarch Collective Holdings, LLC(27)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.75%	11.05%	01/10/24	01/10/29	9,259	9,096	9,119	3.3
Monarch Collective Holdings, LLC(28)	First Lien Secured Delayed Draw Loan	1.50%	SOFR (3M)	6.75%	11.04%	01/10/24	01/10/29	1,588	1,567	1,564	0.6
									20,940	20,422	7.4
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.30%	04/07/23	04/09/29	4,902	4,810	4,902	1.8
M&M OpCo, LLC (d/b/a Escalent, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	10.30%	04/07/23	04/09/29	—	—	4	—
									4,810	4,906	1.8
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.75%	11.08%	01/31/24	01/31/29	6,965	6,840	7,035	2.6
									6,840	7,035	2.6
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	12.43%	12/02/22	12/02/27	5,054	4,981	5,038	1.8
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(27)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	12.43%	12/02/22	12/02/27	1,660	1,640	1,661	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	12.43%	12/02/22	12/02/27	—	—	10	—
									6,621	6,709	2.4
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(4)(5)(7)(9)(14)(18)	Subordinated Note	N/A	SOFR (1M)	6.50%	10.82%	07/19/19	N/A	84,416	84,416	84,416	30.7
									84,416	84,416	30.7
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(5)(6)(7)(22)(23)(26)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	12.44% PIK	01/03/24	01/04/27	734	725	1,240	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(26)(29)	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	608	597	608	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(26)(29)	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	622	612	622	0.2
LogicMonitor, Inc.(28)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.78%	11/19/24	11/19/31	6,220	6,149	6,157	2.2
LogicMonitor, Inc.(7)(29)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.78%	11/19/24	11/19/31	—	—	1	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(5)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.58%	06/21/24	06/21/29	8,712	8,574	8,725	3.3
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(5)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	10.58%	06/21/24	06/21/29	—	—	14	—
									16,657	17,367	6.4
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(4)(20)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.56%	06/07/25	06/07/28	11,437	11,437	11,437	4.2
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	10.56%	06/07/25	06/07/28	—	—	24	—
									11,437	11,461	4.2
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	11.55%	06/28/24	06/28/29	9,169	9,001	8,996	3.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(27)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	11.55%	06/28/24	06/28/29	1,106	1,084	1,084	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	11.55%	06/28/24	06/28/29	—	—	—	—
									10,085	10,080	3.8

Total Debt Investments									$596,356	$577,111	210.0%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Equity Investments(12)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(4)	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	200	$287	$356	0.1%
ImageOne Industries, LLC(4)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	238	13	—	—
									300	356	0.1
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(4)	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	—	—
									1,250	—	—
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(4)	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	762	0.3
									514	762	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)(4)(13)	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)(4)	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	272	0.1
									404	272	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)(4)(6)(21)	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)(4)(6)(8)(21)	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	2,753	1.0
									4,537	2,753	1.0
Diversified Support Services
Quest Events, LLC(4)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	333	376	227	0.1
									376	227	0.1
Education Services
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)(4)	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	103	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(4)(8)	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
									334	103	—
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(4)	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,448	0.5
									942	1,448	0.5
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)(4)	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	310	0.1
									317	310	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁴⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	881	0.3
									1,100	881	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	726	0.3
									788	726	0.3
Interactive Media & Services
What If Media Group, LLC(4)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	2,074	0.8
									851	2,074	0.8
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(4)	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	1,459	0.5
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(4)	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	770	0.3
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(4)	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	314	512	0.2
									1,926	2,741	1.0

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(4)(6)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	$—	$—	—%
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	413	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(4)	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	167	0.1
									2,734	580	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(4)(6)(8)(19)	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(4)(6)(19)	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(4)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(4)(8)	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	29	—
									840	29	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)(4)	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	336	0.1
									333	336	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(4)(8)	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	252	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(4)	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	45	—
									600	297	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	21,697	7.9
									21,104	21,697	7.9
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)(4)(6)(22)(26)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)(4)(6)(22)(26)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,133	3.3
									19,568	9,133	3.3
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)(4)(20)	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	7,109	7,428	2.7
									7,109	7,428	2.7

Total Equity Investments									$70,411	$52,153	19.0%

Total Investments									$666,767	$629,264	229.0%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(16)	Share class: Administration (CUSIP: 38141W315)				4.17%				$14,677	$14,677	5.3%
Invesco Treasury Portfolio(16)	Share class: Institutional (CUSIP: 825252406)				4.23%				10,525	10,525	3.8
Dreyfus Treasury Obligations Cash Management Fund(16)	Share class: Institutional (CUSIP: 261908107)				4.19%				2,824	2,824	1.0
Total Money Market Funds									28,026	28,026	10.1
Total investments and money market funds									$694,793	$657,290	239.1%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,540	CAD	$15,132	USD	8/6/25	$21	$—
Total							$21	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), all of which may reset monthly, quarterly or semiannually. The one, three and six-month SOFR were 4.3%, 4.3% and 4.2%, respectively, as of June 30, 2025. The Prime was 7.5% as of June 30, 2025. The CORRA was 2.7% as of June 30, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization (see Note 2 to the consolidated financial statements).
(5)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 79.5% of total assets as of the date of the consolidated schedule of investments.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2025. See Note 8.
(8)	Preferred equity investment is a non-income producing security.
(9)	Security is perpetual with no defined maturity date.
(10)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 229.0% of the Company’s net assets or 93.8% of the Company’s total assets, are subject to legal restrictions on sales.
(11)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of June 30, 2025.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2025

(in thousands)

(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	The issuer is domiciled in Canada.
(26)	The issuer is domiciled in Cayman Islands.
(27)	Security or portion of the security pledged as collateral for the Company’s credit facility and the 2025 CLO Securtization.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.
(30)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(31)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(32)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(33)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).

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

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2024

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(10)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(11)	Fair Value As A Percentage of Net Assets
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	$400	$—	—%
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁴⁾⁽⁸⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	162	0.1
									840	162	0.1
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁴⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	368	0.1
									333	368	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾⁽⁸⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	242	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁴⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	132	—
									600	374	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(4)(5)(7)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	22,741	7.9
									21,104	22,741	7.9
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁴⁾⁽⁶⁾⁽²²⁾⁽²⁶⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,131	3.2
									19,568	9,131	3.2

Total Equity Investments									$63,299	$45,587	16.0%

Total Investments									$695,240	$642,213	224.4%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Money Market Fund (CUSIP: 38141W315)(16)					4.33%				$837	$837	0.3%
Invesco Treasury Money Market Fund (CUSIP: 825252406)(16)					3.83%				12,412	12,412	4.3
Total Money Market Funds									13,249	13,249	4.6
Total investments and money market funds									$708,489	$655,462	229.0%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	796	CAD	$574	USD	2/4/2025	$20	$—
Total							$20	$—
(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA or Prime, all of which may reset monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility.

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

June 30, 2025

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of WhiteHorse Finance and its wholly owned subsidiaries, WhiteHorse Finance Credit I, LLC (“WhiteHorse Credit”), and its subsidiary WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WhiteHorse Finance Holdings, LLC and WhiteHorse Finance CLO I, LLC (“WHF CLO”). The Company meets the definition of an investment company under Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies, and therefore applies the accounting and reporting guidance discussed therein to its consolidated financial statements. The classifications included in the consolidated schedule of investments represent, in management’s opinion, as to the most meaningful presentation of the Company’s investment portfolio. All significant intercompany balances and transactions have been eliminated.

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

Principles of Consolidation: Under the investment company rules and regulations pursuant to ASC Topic 946, WhiteHorse Finance is precluded from consolidating any entity other than another investment company or a controlled operating company whose business consists of providing services to the Company. As provided under ASC Topic 946, WhiteHorse Finance generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. The Company does not consolidate its investment in STRS JV or any of its controlled affiliate investments. See further description in Note 4. Assets related to transactions that do not meet the requirements under ASC Topic 860, Transfers and Servicing, for accounting sale treatment are reflected in the Company’s consolidated statements of assets and liabilities as investments. Those assets are owned by special purpose entities, including WHF CLO, that are consolidated in the Company’s consolidated financial statements. The creditors of these special purpose entities have received security interests in such assets, and such assets are not intended to be available to the general creditors of WhiteHorse Finance (or any other affiliate of WhiteHorse Finance).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

June 30, 2025

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

Restricted Cash and Cash Equivalents and Restriced Foreign Currency: Restricted cash and cash equivalents and restricted foreign currency include amounts that are collected and held by the custodians or trutees who have been appointed as custodian of the assets securing certain of the Company’s financing transactions including the Credit Facility (as defined in Note 6) and 2025 CLO Securitization (as defined in Note 6). Restricted cash and cash equivalents and restricted foreign currency are held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted amounts that represent interest or fee income are transferred to unrestricted cash accounts by the trustees generally once a quarter after the payment of operating expenses and other amounts due under the respective credit, indenture or other governing agreements for the Company’s financing transactions as more fully discussed in Note 6.

Offering Costs: The Company may incur legal, accounting, regulatory, investment banking and other costs in relation to equity offerings. Offering costs are deferred and charged against paid-in capital in excess of par on completion of the related offering.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2025 and December 31, 2024.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2025 or December 31, 2024. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2021 remain subject to examination by the Internal Revenue Service.

As of June 30, 2025 and December 31, 2024, the cost of investments for federal income tax purposes was $735,599 and $711,668 resulting in net unrealized depreciation of $92,013 and $56,206, respectively. This is comprised of gross unrealized appreciation of $14,165 and $13,700 and gross unrealized depreciation of $106,178 and $69,906, on a tax basis, as of June 30, 2025 and December 31, 2024, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Realized gain (loss) on forward currency contracts	$—	$28	$22	$—
Unrealized appreciation (depreciation) on forward currency contracts	21	(16)	1	36
Total net realized and unrealized gains (losses) on forward currency contracts	$21	$12	$23	$36

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of June 30, 2025 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,540	CAD	$15,132	USD	8/6/25	$21	$—
Total							$21	$—

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
Average USD notional outstanding	2025	2024	2025	2024
Forward currency contracts	$5,775	$1,208	$3,026	$1,157

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

June 30, 2025

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024.

	As of June 30, 2025
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$21	$—	$—	$—	$—	$—	$—	$21	$—
Total	$21	$—	$—	$—	$—	$—	$—	$21	$—
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$20	$—	$—	$—	$—	$—	$—	$20	$—
Total	$20	$—	$—	$—	$—	$—	$—	$20	$—
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of June 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$507,347	488,079	$538,078	$502,693
Second lien secured loans	3,384	3,384	8,295	8,342
Unsecured loans	1,209	1,230	1,152	1,175
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	49,307	30,458	42,195	22,846
Equity in STRS JV	21,104	21,697	21,104	22,741
Total	$666,767	$629,264	$695,240	$642,213

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2025		As of December 31, 2024
Advertising	$1,583	0.3%	$17,451	3.3%
Air Freight & Logistics	29,220	5.6	28,518	5.3
Application Software	25,310	4.8	26,924	5.0
Asset Management & Custody Banks	7,793	1.5	—	—
Broadcasting	7,524	1.4	7,833	1.5
Broadline Retail	4,642	0.9	5,336	1.0
Building Products	13,808	2.6	13,206	2.5
Commodity Chemicals	—	—	16,026	3.0
Construction & Engineering	12,367	2.4	3,927	0.7
Construction Materials	5,289	1.0	5,640	1.1
Data Processing & Outsourced Services	27,561	5.3	28,572	5.3
Distributors	10,370	2.0	10,690	2.0
Diversified Chemicals	6,137	1.2	4,999	0.9
Diversified Support Services	9,755	1.9	9,563	1.8
Education Services	20,673	4.0	21,314	4.0
Electric Utilities	—	—	16,032	3.0
Environmental & Facilities Services	2,315	0.4	1,400	0.3
Food Distributors	310	0.1	350	0.1
Health Care Facilities	9,165	1.8	8,660	1.6
Health Care Services	19,009	3.6	19,589	3.7
Health Care Supplies	19,429	3.7	19,535	3.7
Heavy Electrical Equipment	9,608	1.8	10,138	1.9
Home Furnishings	25,152	4.8	25,376	4.7
Household Appliances	19,435	3.7	22,162	4.1
Household Products	20,958	4.0	11,656	2.2
Human Resource & Employment Services	2,908	0.6	—	—
Industrial Machinery & Supplies & Components	13,044	2.5	13,237	2.5
Integrated Telecommunication Services	27,948	5.3	13,135	2.5
Interactive Media & Services	16,015	3.1	15,970	3.0
IT Consulting & Other Services	4,555	0.9	3,504	0.6
Leisure Facilities	18,754	3.6	19,580	3.7
Leisure Products	23,940	4.6	23,298	4.4
Life Sciences Tools & Services	—	—	5,000	0.9
Packaged Foods & Meats	4,135	0.8	4,087	0.7
Paper Products	9,236	1.8	9,453	1.8
Real Estate Services	20,451	3.9	20,872	3.9
Research & Consulting Services	5,242	1.0	5,295	0.9
Security & Alarm Services	7,035	1.3	7,070	1.3
Specialized Consumer Services	7,006	1.3	7,122	1.3
Specialized Finance(1)	—	—	—	—
Systems Software	26,500	5.1	26,398	4.9
Technology Hardware, Storage & Peripherals	18,889	3.6	18,072	3.4
Transaction & Payment Processing Services	10,080	1.8	8,066	1.5
Total(1)	$523,151	100.0%	$535,056	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

As of June 30, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of June 30, 2025 and December 31, 2024, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 2.9 years and 3.0 years, respectively.

As of June 30, 2025 the total cost basis of non-accrual loans was $39,889, and the total fair value of non-accrual loans was $23,960. As of December 31, 2024 the total cost basis of non-accrual loans was $69,576 and the total fair value of non-accrual loans was $37,019.

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

June 30, 2025

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2025:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$58	$1,247	$48	$—	$—	$(55)	$1,240
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	28	581	28	—	—	(1)	608
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	29	594	29	—	—	(1)	622
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,131	—	—	—	2	9,133
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	(38)	10,492	(39)	—	—	(1,508)	8,945
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	—	811	—	—	(446)	365
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Playmonster Group LLC	Priority First Lien Secured Term Loan	80	1,172	79	—	—	17	1,268
Playmonster Group LLC	First Lien Secured Term Loan	—	1,635	—	—	—	121	1,756
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	204	3,342	137	(95)	—	—	3,384
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	1,657	—	—	—	1,096	2,753
Total Non-controlled affiliates		$361	$29,851	$1,093	$(95)	$—	$(775)	$30,074

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$—	$373	$—	$—	$(2,373)	$2,000	$—
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	—	—	—	—	(1,230)	1,230	—
American Crafts, LC	Super Priority First Lien Secured Term Loan	—	—	—	—	(2,094)	2,094	—
American Crafts, LC	Priority First Lien Secured Term Loan	—	—	—	—	(5,105)	5,105	—
American Crafts, LC	First Lien Secured Term Loan	—	—	—	—	(8,720)	8,720	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	—	—	—	(1,458)	1,458	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	4,568	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	2,525	22,741	—	—	—	(1,044)	21,697
Total Controlled affiliates		$7,093	$107,530	$—	$—	$(20,980)	$19,563	$106,113
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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

In September 2024, as part of a restructuring and partial foreclosure agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, first lien delayed draw loan and revolver investments in Honors Holdings, LLC, which had a historical cost basis of $17,816, were converted into a new first lien secured term loan in Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity interests in H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). As of the restructuring date, these investments had an adjusted cost basis of $10,234. The remaining portion of the Honors Holdings, LLC first lien secured investments, with a cost basis of $7,582, was recognized as a net realized loss in the consolidated statements of operations.

In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation, which had a cost basis of $18,547, were converted into a new first lien secured term loan in Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation).

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

As of June 30, 2025 and December 31, 2024, STRS JV had total assets of $350,952 and $309,077, respectively. STRS JV’s portfolio consisted of debt investments in 43 portfolio companies as of June 30, 2025 and 38 portfolio companies as of December 31, 2024. As of both June 30, 2025 and December 31, 2024, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,594. The five largest investments in portfolio companies by fair value in STRS JV totaled $79,846 and $79,058 as of June 30, 2025 and December 31, 2024, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both June 30, 2025 and December 31, 2024, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of June 30, 2025 and December 31, 2024. As of both June 30, 2025 and December 31, 2024, the

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

As of June 30, 2025, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.25%. The final maturity date of the STRS JV Credit Facility is November 26, 2029. As of June 30, 2025, STRS JV had $187,161 of outstanding borrowings and an interest rate outstanding of 6.22% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of June 30, 2025:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	11.20%	02/18/22	12/15/26	8,961	$8,908	$8,961	27.1%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	11.20%	03/11/22	12/15/26	3,008	2,990	3,008	9.1
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.75%	11.20%	02/18/22	12/15/26	—	—	4	—
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.80% (9.05% Cash + 0.75% PIK)	01/22/25	12/28/29	6,640	6,551	6,540	19.8
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.80% (9.05% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(2)	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.80% (9.05% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(1)	—
									18,449	18,510	56.0
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.54%	02/17/22	06/15/26	3,289	3,276	3,289	10.0
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	10.54%	02/17/22	06/15/26	—	—	2	—
									3,276	3,291	10.0
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.93%	07/19/19	07/01/25	18,613	18,613	17,689	53.6
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.93%	07/19/19	07/01/25	—	—	(49)	(0.1)
									18,613	17,640	53.5
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.45%	11/09/20	12/07/26	13,430	13,388	13,370	40.5
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.30%	06/04/25	03/28/31	9,136	9,004	9,007	27.3
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	9.30%	06/04/25	03/28/31	—	—	1	—
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.30%	06/04/25	03/28/31	—	—	1	—
									22,392	22,379	67.8
Commodity Chemicals
WCHG Buyer, Inc. (d/b/a Handgards, LLC)(16)	First Lien Secured Term Loan	1.00%	Base Rate	5.00%	9.18%	04/01/25	04/10/31	6,983	6,950	6,950	21.0
									6,950	6,950	21.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.58%	12/21/23	01/02/29	2,995	$2,943	$2,905	8.7%
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	10.58%	12/21/23	01/02/29	1,897	1,864	1,840	5.6
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.58%	12/21/23	01/02/29	—	—	(14)	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.95%	01/28/25	02/07/29	5,091	5,003	5,091	15.4
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.95%	01/29/25	02/07/29	566	557	566	1.7
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.95%	01/29/25	02/07/29	369	362	371	1.1
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.55%	06/14/24	05/31/29	8,134	7,997	7,990	24.2
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.25%	9.55%	06/14/24	05/31/29	—	—	(12)	—
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	9.55%	04/08/25	05/31/29	—	—	—	—
									18,726	18,737	56.7
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)(17)	First Lien Secured Term Loan	1.00%	Base Rate	6.00%	9.00%	01/22/20	12/21/26	18,143	14,033	13,317	40.3
Geo Logic Systems Ltd.(7)(10)(17)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.00%	9.00%	01/22/20	12/21/26	—	—	1	—
									14,033	13,318	40.3
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.01%	04/26/24	04/16/30	4,073	4,024	4,060	12.3
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	10.01%	04/26/24	04/16/30	—	—	12	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	10.01%	04/26/24	04/16/30	—	—	4	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	9.08%	12/12/24	11/26/31	5,320	5,271	5,269	16.0
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	9.08%	12/12/24	11/26/31	—	—	—	—
									9,295	9,345	28.3
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR (6M)	5.50%	9.63%	10/31/23	10/26/28	6,890	6,787	6,891	20.9
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	5.50%	9.63%	10/31/23	10/26/28	—	—	15	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.00%	11.56%	07/19/19	09/30/26	11,533	11,512	11,387	34.5
Quest Events, LLC(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.00%	11.56%	07/19/19	09/30/26	412	411	406	1.2
									18,710	18,699	56.6
Electrical Components & Equipment
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.53%	12/03/24	11/04/30	3,428	3,382	3,383	10.2
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	9.53%	12/03/24	11/04/30	—	—	—	—
									3,382	3,383	10.2

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.84%	08/09/23	08/01/29	6,869	$6,754	$6,860	20.8%
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.33%	10.75%	08/09/23	08/01/29	2,197	2,154	2,194	6.6
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.50%	10.93%	08/09/23	08/01/29	312	307	323	1.0
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.05%	05/23/25	12/29/27	11,021	10,961	10,861	32.9
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.76%	10.06%	03/01/22	12/29/27	2,331	2,318	2,297	7.0
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	10.05%	03/01/22	12/29/27	72	71	60	0.2
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.73%	01/23/24	12/31/26	6,625	6,556	6,589	20.0
									29,121	29,184	88.5
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.08%	06/14/24	05/10/29	4,981	4,904	4,939	15.0
									4,904	4,939	15.0
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.00%	9.32%	09/19/24	07/02/31	7,926	7,838	7,972	24.1
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.00%	9.32%	09/19/24	07/02/31	410	406	424	1.3
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.00%	9.32%	09/19/24	07/02/31	—	—	7	—
									8,244	8,403	25.4
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.43%	04/11/23	03/01/29	4,976	4,885	4,971	15.1
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	10.43%	04/11/23	03/01/29	—	—	8	—
									4,885	4,979	15.1
Health Care Supplies
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Term Loan	1.00%	SOFR (1M)	4.75%	9.08%	10/25/23	10/18/28	4,946	4,865	4,946	15.0
Arteriocyte Medical Systems, Inc. (d/b/a ISTO Biologics)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	4.75%	9.08%	10/25/23	10/18/28	—	—	8	—
									4,865	4,954	15.0
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	9.05%	05/01/25	03/21/31	4,190	4,150	4,151	12.6
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	9.05%	05/01/25	03/21/31	—	—	1	—
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	9.05%	05/01/25	03/21/31	—	—	—	—
									4,150	4,152	12.6
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.05%	03/24/25	02/19/30	2,539	2,492	2,493	7.6
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	10.05%	03/24/25	02/19/30	—	—	—	—
									2,492	2,493	7.6
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (3M)	6.00%	7.98%	05/04/22	04/28/28	6,198	6,468	7,300	22.1
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.20%	05/04/22	04/28/28	944	935	944	2.9
									7,403	8,244	25.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	5.75%	10.10% (9.85% Cash + 0.25% PIK)	09/11/24	05/04/29	3,343	$3,316	$3,283	9.9%
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	5.75%	10.22% (9.97% Cash + 0.25% PIK)	09/11/24	05/04/29	512	665	697	2.1
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	6.00%	8.39% (8.14% Cash + 0.25% PIK)	09/11/24	05/04/29	593	649	685	2.1
Cennox, Inc. (d/b/a Cennox)(16)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	10.15% (9.90% Cash + 0.25% PIK)	09/11/24	05/04/29	134	133	132	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	5.75%	10.11% (9.86% Cash + 0.25% PIK)	09/11/24	05/04/29	158	206	216	0.7
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	9.32%	05/10/23	04/10/29	7,151	7,021	7,155	21.7
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	9.33%	05/10/23	04/10/29	1,328	1,303	1,332	4.0
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.00%	11.50%	04/07/25	04/10/28	321	316	326	1.0
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.45%	01/27/21	01/02/29	10,866	10,793	10,866	32.9
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	9.43%	01/27/21	01/02/29	2,931	2,910	2,931	8.9
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.43%	01/27/21	01/02/29	—	—	10	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.43%	08/10/21	09/02/26	5,933	5,906	5,933	18.0
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	10.43%	08/10/21	09/02/26	—	—	3	—
									33,218	33,569	101.7
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.07%	06/14/24	05/14/29	4,497	4,427	4,497	13.6
PANOS Brands, LLC(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	8.97%	06/14/24	05/14/29	91	90	97	0.3
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.18%	12/24/24	06/28/28	2,492	2,460	2,468	7.5
									6,977	7,062	21.4
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.96%	06/22/21	02/24/26	8,027	8,004	8,027	24.3
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.96%	06/22/21	02/24/26	—	—	2	—
Max Solutions, Inc.(12)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.11%	12.54%	10/07/22	09/29/28	6,486	6,416	6,354	19.2
Max Solutions, Inc.(12)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	8.10%	12.53%	10/07/22	09/29/28	412	409	404	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	8.10%	12.53%	10/07/22	09/29/28	—	—	(2)	—
									14,829	14,785	44.7
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	9.33%	03/05/25	01/31/31	3,919	3,865	3,866	11.7
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	9.33%	03/05/25	01/31/31	—	—	2	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	9.33%	03/05/25	01/31/31	—	—	—	—
									3,865	3,868	11.7

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (1M)	6.00%	7.88%	12/16/21	11/01/27	11,976	$13,421	$14,107	42.7%
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.42%	12/16/21	11/01/27	957	948	957	2.9
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	10.28%	12/16/21	11/01/27	869	862	869	2.6
Meta Buyer LLC (d/b/a Metagenics, Inc.)(15)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.00%	10.28%	12/16/21	11/01/27	1,156	1,147	1,159	3.5
									16,378	17,092	51.7
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.67%	12/28/21	10/19/26	5,537	5,509	5,374	16.3
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(14)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	10.98%	02/18/22	10/19/26	1,388	1,381	1,349	4.1
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.67%	02/18/22	10/19/26	700	696	670	2.0
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.93%	03/01/22	01/21/27	6,166	6,127	5,609	17.0
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.93%	03/01/22	01/21/27	725	721	660	2.0
									14,434	13,662	41.4
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	10.33%	01/10/24	11/21/29	3,599	3,532	3,540	10.7
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	6.00%	10.33%	01/10/24	11/21/29	—	—	(6)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	12.50%	01/10/24	11/21/28	231	227	229	0.7
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.95%	07/15/21	06/23/27	8,297	8,263	8,297	25.1
									12,022	12,060	36.5
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.93%	08/10/21	07/30/27	14,086	13,987	14,086	42.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.93%	08/10/21	07/30/27	3,852	3,825	3,852	11.7
									17,812	17,938	54.4
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.53%	03/05/25	01/31/31	4,070	4,013	4,013	12.2
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.25%	9.53%	03/05/25	01/31/31	—	—	1	—
The Crom Corporation(6)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.85%	10.42%	03/05/25	01/31/31	240	237	237	0.7
									4,250	4,251	12.9
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.82%	11/27/23	11/09/28	6,322	6,236	6,292	19.1
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.82%	11/27/23	11/09/28	—	—	8	—
									6,236	6,300	19.1
Total Investments									$329,911	$330,187	1,000.1%

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(11)	Share class: Administration (CUSIP: 38141W315)				4.17%				$3,258	$3,258	9.9%
JPMorgan U.S. Treasury Plus Money Market Fund(11)	Share class: Agency (CUSIP: 4812C2742)				4.19%				3,504	3,504	10.6
Total Money Market Funds									6,762	6,762	20.5
Total Investments and Money Market Funds									$336,673	$336,949	1,020.6%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	245	CAD	$457	USD	8/6/25	$—	$(2)
Morgan Stanley		€716	EUR	$930	USD	8/6/25	—	(30)
Total							$—	$(32)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 4.3%, 4.3% and 4.2%, respectively, as of June 30, 2025. The Prime was 7.5% as of June 30, 2025. The three month CORRA was 2.7% and thee month EurIBOR was 1.9% as of June 30, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,000.1% of STRS JV’s members’ equity or 94.1% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in EUR.
(10)	Principal amount is denominated in CAD.
(11)	The rate shown is the annualized seven-day yield as of June 30, 2025.
(12)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

(13)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(14)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(15)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(16)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).
(17)	The investment was comprised of two contracts, which were indexed to CAD Prime and CORRA (3M).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

June 30, 2025

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

As of June 30, 2025 and December 31, 2024, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of June 30, 2025 and December 31, 2024, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $36,177, and $24,724 under delayed draw term loan commitments and undrawn revolvers as of June 30, 2025 and December 31, 2024, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024:

Selected Balance Sheet Information ($ in thousands)	As of June 30, 2025	As of December 31, 2024
Assets
Investments, at fair value (amortized cost of $329,911 and $296,752 respectively)	$330,187	$294,957
Cash and cash equivalents	17,779	12,454
Interest receivable	2,466	1,427
Amounts receivable on unsettled investment transactions	478	143
Unrealized appreciation on foreign currency forward contracts	—	64
Other assets	42	32
Total assets	$350,952	$309,077
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,738 and $3,024, respectively)	$184,423	$141,057
Note payable to members	128,459	128,459
Interest payable on credit facility	900	807
Interest payable on notes to members	3,476	3,589
Unrealized depreciation on foreign currency forward contracts	32	—
Other liabilities	645	558
Total liabilities	317,935	274,470
Members’ equity	33,017	34,607
Total liabilities and members’ equity	$350,952	$309,077

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information ($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and fee income	$9,046	$10,107	$17,582	$20,197
Total investment income	$9,046	$10,107	$17,582	$20,197
Interest expense on credit facility	3,192	3,688	6,202	7,444
Interest expense on notes to members	3,476	3,797	6,951	7,597
Administrative fee	167	165	322	327
Other expenses	278	139	433	355
Total expenses	$7,113	$7,789	$13,908	$15,723
Net investment income	1,933	2,318	3,674	4,474
Net realized gains (losses) on investments and foreign currency transactions	(50)	61	15	(51)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(1,061)	834	(1,435)	2,021
Net increase in members’ equity resulting from operations	$822	$3,213	$2,254	$6,444

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2025 and year ended December 31, 2024, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$488,079	$488,079
Second lien secured loans	—	—	3,384	3,384
Unsecured loans	—	—	1,230	1,230
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	30,458	30,458
Equity in STRS JV(1)	—	—	—	21,697
Total investments	$—	$—	$607,567	$629,264
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $28,026 as of June 30, 2025, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at $21 as of June 30, 2025, are characterized in Level 2 of the hierarchy.

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

The Company’s forward currency contracts, which were valued at $20 as of December 31, 2024, are characterized in Level 2 of the hierarchy.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2025:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended June 30, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$516,563	$3,442	$1,202	$84,416	$23,077	$628,700
Funding of investments	43,247	—	—	—	—	43,247
Non-cash interest income	589	37	27	—	—	653
Accretion of discount	980	1	1	—	—	982
Proceeds from paydowns and sales	(62,967)	(96)	—	—	—	(63,063)
Conversions	(7,109)	—	—	—	7,109	—
Realized gains (losses)	(21,276)	—	—	—	—	(21,276)
Net unrealized appreciation (depreciation)	18,052	—	—	—	272	18,324
Fair value, end of period	$488,079	$3,384	$1,230	$84,416	$30,458	$607,567
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2025	$(2,582)	$—	$(1)	$—	$266	$(2,317)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Six months ended June 30, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Funding of investments	90,469	—	—	—	—	90,469
Non-cash interest income	1,153	137	54	—	—	1,344
Accretion of discount	1,872	48	2	—	—	1,922
Proceeds from paydowns and sales	(95,440)	(5,096)	—	—	—	(100,536)
Conversions	(7,109)	—	—	—	7,109	—
Realized gains (losses)	(21,671)	—	—	—	—	(21,671)
Net unrealized appreciation (depreciation)	16,112	(47)	(1)	—	503	16,567
Fair value, end of period	$488,079	$3,384	$1,230	$84,416	$30,458	$607,567
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2025	$(3,992)	$—	$(2)	$—	$497	$(3,497)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended June 30, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$562,269	$4,948	$1,239	$84,416	$22,389	$675,261
Funding of investments	57,915	—	—	—	325	58,240
Non-cash interest income	1,808	—	26	—	—	1,834
Accretion of discount	782	2	1	—	—	785
Proceeds from paydowns and sales	(97,021)	—	—	—	—	(97,021)
Conversions	—	—	—	—	—	—
Realized gains (losses)	(212)	—	—	—	—	(212)
Net unrealized appreciation (depreciation)	(2,598)	52	(5)	—	366	(2,185)
Fair value, end of period	$522,943	$5,002	$1,261	$84,416	$23,080	$636,702
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2024	$(2,651)	$51	$(4)	$—	$369	$(2,235)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Six months ended June 30, 2024	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Funding of investments	116,000	—	—	—	442	116,442
Non-cash interest income	3,824	—	42	—	—	3,866
Accretion of discount	1,882	17	2	—	—	1,901
Proceeds from paydowns and sales	(149,310)	(2,040)	—	—	—	(151,350)
Conversions	(8,852)	(11,769)	1,053	—	19,568	—
Realized gains (losses)	(543)	(5,817)	—	—	—	(6,360)
Net unrealized appreciation (depreciation)	4,064	8,365	(3)	—	(13,609)	(1,183)
Fair value, end of period	$522,943	$5,002	$1,261	$84,416	$23,080	$636,702
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2024	$(5,534)	$96	$(3)	$—	$(13,609)	$(19,050)

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	June 30, 2025	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$414,294	Discounted cash flow analysis	Discount Rate	8.1% - 33.0% (12.2%)
	33,745	Recent transaction	Transaction Price	98.1 - 99.2 (98.5)
	30,533	Enterprise value analysis	EBITDA Multiple	4.9 - 7.0 (6.5)
	1,756	Enterprise value analysis	Revenue Multiple	0.9 - 0.9 (0.9)
	7,733	Expected repayment	Transaction Price	101.0 - 101.0 (101.0)
	18	Option pricing Model	Volatility	20.0 - 20.0 (20.0)
Second lien secured loans	3,384	Discounted cash flow analysis	Discount rate	12.5% - 12.5% (12.5%)
Unsecured loans	1,230	Discounted cash flow analysis	Discount rate	12.7% - 13.6% (13.2%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	17,258	Enterprise value analysis	EBITDA multiple	6.0 - 12.6 (8.8)
	9,133	Enterprise value analysis	Revenue Multiple	0.9 - 2.2 (2.2)
Preferred equity	3,900	Enterprise value analysis	EBITDA multiple	6.5 - 10.5 (7.1)
Warrant	167	Enterprise value analysis	EBITDA multiple	7.0 - 7.0 (7.0)
Total Level 3 Investments	$607,567
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$439,577	Discounted cash flow analysis	Discount Rate	7.7% - 26.8% (13.1%)
	19,554	Recent transaction	Transaction Price	98.0 - 100.0 (98.5)
	22,923	Enterprise value analysis	EBITDA Multiple	5.8 - 8.0 (6.9)
	1,635	Enterprise value analysis	Revenue Multiple	1.4 - 1.4 (1.4)
	9,104	Expected repayment	Transaction Price	103.0 - 103.0 (103.0)
	373	Collateral analysis	Recovery Rate	0.0 - 15.0 (15.0)
	9,453	Market quotations	Broker quoted price	96.8 - 96.8 (96.8)
	74	Option pricing Model	Volatility	16.0 - 16.0 (16.0)
Second lien secured loans	8,342	Discounted cash flow analysis	Discount rate	11.7% - 12.5% (12.0%)
Unsecured loans	1,175	Discounted cash flow analysis	Discount rate	12.3% - 12.9% (12.6%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	10,728	Enterprise value analysis	EBITDA multiple	5.3 - 13.7 (9.8)
	9,132	Enterprise value analysis	Revenue Multiple	1.4 - 2.0 (2.0)
Preferred equity	2,916	Enterprise value analysis	EBITDA multiple	6.5 - 12.1 (7.5)
Warrant	70	Enterprise value analysis	EBITDA multiple	5.5 - 5.5 (5.5)
Total Level 3 Investments	$619,472
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

The following table presents the principal amount and fair value of the Company’s borrowings as of June 30, 2025 and December 31, 2024. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of June 30, 2025, and December 31, 2024 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of June 30, 2025 and December 31, 2024, the fair value of the 7.875% 2028 Notes and 2025 CLO Notes (as defined in Note 6) approximates the principal amounts outstanding.

		As of June 30, 2025		As of December 31, 2024
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 CLO Notes	3	$174,000	$174,000	$—	$—
JPM Credit Facility	3	—	—	161,493	160,745
5.375% 2025 Notes	3	40,000	39,923	40,000	39,594
5.375% 2026 Notes	3	10,000	9,909	10,000	9,765
4.000% 2026 Notes	3	75,000	72,884	75,000	71,342
5.625% 2027 Notes	3	10,000	9,905	10,000	9,719
4.250% 2028 Notes	3	25,000	23,623	25,000	22,911
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$368,500	$364,744	$355,993	$348,576

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts were 174.6% and 180.4%, respectively.

Total borrowings outstanding and available as of June 30, 2025, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility(1)	1/17/2030	S+2.250%	$—	$(1,508)	$100,000
2025 CLO Notes(2)	5/25/2037	S+1.700%	174,000	171,885	—
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,958	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,958	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,503	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,939	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,822	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,620	—
Total debt			$368,500	$363,177	$100,000
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.
(2)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

Total borrowings outstanding and available as of December 31, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility(1)	11/22/2025	S+2.500%	$161,493	$160,745	$173,507
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,892	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,943	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,332	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,926	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,796	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,483	—
Total debt			$355,993	$353,117	$173,507
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

On June 27, 2025, the terms of the Credit Facility were amended to, among other things, reduce the availability under the Credit Facility to $100,000 from $335,000.

The Credit Facility bears interest at SOFR plus 2.25% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The minimum borrowing requirement is zero as of June 30, 2025. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $186,758 as of June 30, 2025. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of June 30, 2025, the Company had no outstanding borrowings and $100,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $136,630 and $155,881 at a weighted average interest rate of 6.44% and 6.54% for the three and six months ended June 30, 2025, respectively. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of June 30, 2025, $100,000 was available to be drawn by the Company based on these requirements.

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

2025 CLO Securitization: On June 10, 2025, the Company completed a $298,150 term debt securitization transaction (the “2025 CLO Securitization”). The 2025 CLO Securitization functions as a source of long-term balance sheet financing for a portion of the Company’s portfolio investments and, as a result, the debt issued in connection with the 2025 CLO Securitization that is held by external counterparties to the Company is subject to the Company’s regulatory asset coverage requirement.

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174,000 of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30,000 of AA-rated Class B Notes (the “Class B Notes”); (iii) $24,000 of A-rated Class C Notes (the “Class C Notes”). Additionally, $70,150 of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of June 30, 2025, the Company indirectly retained $30,000 of the Class B Notes, $24,000 of the Class C Notes and $70,150 of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of June 30, 2025, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of June 30, 2025:

		June 30, 2025
CLO Note Tranches	Maturity	Principal	Interest Rate
Class A Notes	5/25/2037	$174,000	SOFR (3M) + 1.70%
Class B Notes(1)	5/25/2037	30,000	SOFR (3M) + 2.15%
Class C Notes(1)	5/25/2037	24,000	SOFR (3M) + 2.80%
2025 Subordinated CLO Notes(1)	5/25/2037	70,150	None
Total Notes		$298,150
(1)	The Company retained the Class B Notes, Class C Notes and Subordinated Notes issued in the CLO Transaction, which are eliminated in consolidation.

As part of the 2025 CLO Securitization, the Company entered into master loan sale agreements that provide for the sale of assets on the 2025 CLO Securitization closing date as well as for future sales from the Company to WHF CLO. The 2025 CLO Securitization is collateralized and secured by a diversified portfolio of senior secured loans or participation interests therein with the potential for reinvestment in (i) first and second lien loans or participation interests therein, (ii) corporate bonds or (iii) loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code (“DIP loans”). Through May 25, 2029, all principal collections received on the underlying collateral may be used by WHF CLO to purchase new collateral (allowing the Company to maintain the initial leverage obtained in the 2025 CLO Securitization) under the direction of H.I.G. Capital, L.L.C., an affiliate of the Investment Advisor, in its capacity as the collateral manager to WHF CLO (the “CLO Investment Manager”), and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 CLO Securitization; any fees that the CLO Investment Manager would otherwise be entitled to for providing such services has been waived. The 2025 CLO Notes are scheduled to mature on May 5, 2037; however, they may be redeemed by the Company, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the CLO Investment Manager) or (ii) the CLO Investment Manager (with the consent of a majority of the 2025 Subordinated CLO Notes), in each case, on any business day on or after June 10, 2027.

As of June 30, 2025, there were 38 portfolio companies with a total fair value of approximately $294,499 securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of June 30, 2025, the interest rate in effect on outstanding borrowings was 6.0%.

The interest charged under the 2025 CLO Securitization is based on three-month Term SOFR. For the three and six months ended June 30, 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 CLO Securitization were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
2025 CLO Notes Interest Expense ($ in thousands)	2025	2024	2025	2024
Stated Interest Expense	$611	$—	$611	$—
Amortization of debt issuance costs	10	—	10	—
Total interest and other debt financing costs	$621	$—	$621	$—
Capital paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	6.0%	—	6.0%	—
Average outstanding balance	$40,154	$—	$20,188	$—

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

The following table details management fee expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
Management Fees ($ in thousands)	2025	2024	2025	2024
Base management fees	$2,844	$3,065	$5,677	$6,182
Total management fees	$2,844	$3,065	$5,677	$6,182

As of June 30, 2025 and December 31, 2024, management fees payable on the consolidated statements of assets and liabilities were $2,844 and $2,932, respectively.

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

The following table provides a breakdown of the performance-based incentive fees for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
Performance-based Incentive Fees ($ in thousands)	2025	2024	2025	2024
Income incentive fee	$1,640	$2,323	$3,351	$5,026
Capital gains incentive fee	—	—	—	—
Total performance-based incentive fees	$1,640	$2,323	$3,351	$5,026

As of June 30, 2025 and December 31, 2024, incentive fees payable on the consolidated statements of assets and liabilities were $17,743 and $17,848, respectively. As of June 30, 2025 and December 31, 2024, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During both the three and six months ended June 30, 2025 and 2024, the Company incurred $170 and $341 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of June 30, 2025 and December 31, 2024, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of June 30, 2025 and December 31, 2024, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $6,587,859 and $5,890,052, respectively.

STRS JV: For the three and six months ended June 30, 2025, the Company sold $22,845 and $39,846 of investments to STRS JV and recognized $2 and $2 net realized losses, respectively. For the three and six months ended June 30, 2024, the Company sold $21,988 and $30,466 of investments to STRS JV and recognized $2 and $2 net realized losses, respectively.

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

The balance of unfunded commitments to extend credit was $38,222 and $26,385 as of June 30, 2025 and December 31, 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of June 30, 2025 and December 31, 2024:

Unfunded Commitments ($ in thousands)	As of June 30, 2025	As of December 31, 2024
Revolving Loan Commitments:
Bridgepoint Healthcare, LLC	$635	$1,350
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	643	459
Claridge Products and Equipment, LLC	70	70
Coastal Television Broadcasting Group LLC	309	309
EducationDynamics, LLC	900	1,199
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)	900	—
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	336	194
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	530	—
Juniper Landscaping Holdings LLC	860	—
Leviathan Intermediate Holdco, LLC	304	570
LogicMonitor, Inc.	778	778
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	515	246
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	94	—
M&M OpCo, LLC (d/b/a Escalent, Inc.)	238	238
NM Z Holdco Inc. (d/b/a Zep, Inc.)	1,368	—
PANOS Brands, LLC	329	384
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	4	—
Quest Events, LLC	35	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	281	146
Telestream Holdings Corporation	—	241
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)	497	—
The Kyjen Company, LLC (d/b/a Outward Hound)	798	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Trailhead Media LLC	—	870
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	515	515
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	1,195	1,195
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	18,880	15,510

Delayed Draw Loan Commitments:
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	6,359	—
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Avision Holdings, LLC (d/b/a Avision Sales Group)	1,756	1,756
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	811	—
Juniper Landscaping Holdings LLC	3,295	—
Kelso Industries LLC	739	1,389
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	1,076	—
Pavement Partners Interco, LLC (d/b/a Pave America, LLC)	731	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	451	878
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	1,107
Trailhead Media LLC	—	2,174
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	1,288
Total unfunded delayed draw loan commitments	19,342	10,875
Total Unfunded Commitments	$38,222	$26,385

As of June 30, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

No shares were issued pursuant to the ATM program during the three and six months ended June 30, 2025 and 2024, respectively.

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2025	2024
Per share data:(1)
Net asset value, beginning of period	$12.31	$13.63
Net investment income	0.58	0.86
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.30)	(0.27)
Net increase in net assets resulting from operations	0.28	0.59
Distributions declared from net investment income	(0.77)	(0.77)
Net asset value, end of period	$11.82	$13.45
Total annualized return based on market value(2)	(20.00)%	(0.49)%
Total annualized return based on net asset value	4.62%	8.72%
Net assets, end of period	$274,750	$312,682
Per share market value at end of period	$8.72	$12.27
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	14.81%	15.04%
Ratio of incentive fees to average net assets	2.38%	3.17%
Ratio of total expenses to average net assets(4)	17.19%	18.21%
Ratio of net investment income to average net assets(4)	9.51%	12.69%
Portfolio turnover ratio	14.23%	17.01%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

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

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share and per share amounts)	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$2,250	$7,839	$6,514	$13,808
Weighted average shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$0.10	$0.34	$0.28	$0.59

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

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act defined above. In addition, for tax purposes, we elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Recent Developments

For the period July 1, 2025 through August 7, 2025, we contributed two additional assets to the STRS JV, which included two issuers of senior secured debt facilities held as of June 30, 2025.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024

Set forth below are the consolidated results of operations for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Three Months	Six months ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Total investment income	$18,838	$23,482	$(4,644)	$37,639	$48,957	$(11,318)
Total expenses	12,276	14,190	(1,914)	24,234	28,850	(4,616)
Net investment income	6,562	9,292	(2,730)	13,405	20,107	(6,702)
Net realized gains/(losses) on investments and foreign currency transactions	(22,045)	(93)	(21,952)	(22,447)	(5,727)	(16,720)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	17,733	(1,360)	19,093	15,556	(572)	16,128
Net increase (decrease) in net assets resulting from operations	$2,250	$7,839	$(5,589)	$6,514	$13,808	$(7,294)

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

Consolidated operating results for the three and six months ended June 30, 2025 and 2024 are as follows:

Net Investment Income

Net investment income for the three and six months ended June 30, 2025 totaled $6.6 million and $13.4 million, respectively. Net investment income for the three and six months ended June 30, 2024 totaled $9.3 million and $20.1 million, respectively. Net investment income decreased by $2.7 million and $6.7 million for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Three Months	Six months ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$13,986	$17,274	$(3,288)	$27,934	$35,259	$(7,325)
PIK income	653	1,834	(1,181)	1,344	3,866	(2,522)
Fee and dividend income	772	462	310	1,268	1,128	140
Investment income of STRS JV:
Interest and dividend income	$3,427	$3,912	$(485)	$7,093	$8,704	$(1,611)
Total investment income	$18,838	$23,482	$(4,644)	$37,639	$48,957	$(11,318)

Interest income other than PIK income, decreased $3.3 million and $7.3 million for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the three and six months ended June 30, 2025, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average yield on income producing investments, excluding STRS JV, was $549.6 million and $553.7 million, and 11.9% and 12.0%, respectively. For the three and six months ended June 30, 2024, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average yield on income producing investments, excluding STRS JV, was $583.9 million and $597.0 million and 13.8% and 13.7% respectively. During the three months ended June 30, 2024 and three months ended September 30, 2024, the  Honors Holdings, LLC (d/b/a Orange Theory) and Telestream Holdings Corporation investments were placed on non-accrual status, respectively.

PIK income decreased by $1.2 million for the three months ended June 30, 2025 from the three months ended June 30, 2024, primarily due to $0.9 million of PIK income earned on the Honors Holdings, LLC (d/b/a Orange Theory) investments during the three months ended June 30, 2024. PIK income decreased $2.5 million for the six months ended June 30, 2025 from the six months ended June 30, 2024 due to higher PIK income earned in the six months ended June 30, 2025, primarily due to $1.6 million on the Telestream Holdings Corporation and $0.9 million on the Honors Holdings, LLC (d/b/a Orange Theory) investments, respectively.

We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected. For the three and six months ended June 30, 2025, PIK income as a percentage of total investment income was 3.5% and 3.6%, respectively. For the three and six months ended June 30, 2024, PIK income as a percentage of total investment income was 7.8% and 7.9%, respectively.

Fee and dividend income increased by $0.3 million for the three months ended June 30, 2025 from the three months ended June 30, 2024, due to higher non-recurring fee income. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. For the three and six months ended June 30, 2025, we earned non-recurring fee income of $0.7 million and $1.1 million, respectively. For the three and six months ended June 30, 2024, we earned non-recurring fee income of $0.3 million and $0.9 million, respectively.

Interest and dividend income from STRS JV decreased by $0.5 million and $1.6 million for the three and six months ended June 30, 2025 from the three months ended June 30, 2024, primarily attributable to a decrease in base rates and portfolio yields.

Operating Expenses

The following table summarizes our expenses for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Three Months	Six months ended June 30,		2025 vs 2024
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Interest expense	$6,141	$7,144	$(1,003)	$12,326	$14,474	$(2,148)
Base management fees	2,844	3,065	(221)	5,677	6,182	(505)
Performance-based incentive fees	1,640	2,323	(683)	3,351	5,026	(1,675)
Administrative service fees	170	170	—	341	341	—
General and administrative expenses	1,295	1,221	74	2,248	2,268	(20)
Total expenses, before excise tax	12,090	13,923	(1,833)	23,943	28,291	(4,348)
Excise tax	186	267	(81)	291	559	(268)
Total expenses, including excise tax	$12,276	$14,190	$(1,914)	$24,234	$28,850	$(4,616)

Interest expense decreased by $1.0 million and $2.1 million for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024, primarily due to lower weighted average borrowing base and weighted average interest rate. For the three and six months ended June 30, 2025, the weighted average outstanding borrowings were $371.3 million and $370.6 million at a weighted average interest rate of 5.72% and 5.79%, respectively. For the three and six months ended June 30, 2024, the weighted average outstanding borrowings were $386.0 million and $392.0 million at a weighted average interest rate of 6.48% and 6.51%, respectively.

Base management fees decreased by $0.2 million and $0.5 million for the three and six months ended June 30, 2025 from the three months ended June 30, 2024, primarily due to lower gross assets.

Performance-based incentive fees decreased by $0.7 million and $1.7 million for the three and six months ended June 30, 2025 from the three and six months ended June 30, 2024, primarily due to lower pre-incentive fee net investment income. For the three and six months ended June 30, 2025 and 2024, there were no capital gains incentive fee expenses incurred.

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

Excise tax was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. Excise tax was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, we accrued a net federal excise tax expense of $0.4 million and $1.1 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
AG Kings Holdings Inc.(1)	$—	$0.1	$—	$0.6
American Crafts, LC	(21.0)	—	(21.0)	—
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	—	—	—	(3.1)
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	—	—	—	(2.9)
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	(0.2)	—	(0.2)
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	—	—	—	(0.2)
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	(0.3)	—	(0.7)	—
Other(2)	—	—	—	0.1
Total net realized gains/(losses) on investments	$(21.3)	$(0.1)	$(21.7)	$(5.7)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2025	2024	2025	2024
Gross unrealized appreciation on investments	$3.9	$3.9	$4.9	$6.8
Gross unrealized depreciation on investments	(6.7)	(5.4)	(9.5)	(11.0)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	20.5	—	20.1	3.1
Total unrealized appreciation (depreciation) on investments	$17.7	$(1.5)	$15.5	$(1.1)
(1)	The six months ended June 30, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable.

Financial Condition, Off-Balance Sheet Arrangements, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility and WHF CLO, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Restricted cash and cash equivalents and restricted foreign currency include amounts that are collected and held by the custodians or trutees who have been appointed as custodian of the assets securing certain of the Company’s financing transactions including the Credit Facility and the 2025 CLO Securitization. Restricted cash and cash equivalents and restricted foreign currency are held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted amounts that represent interest or fee income are transferred to unrestricted cash accounts by the trustees generally once a quarter after the payment of operating expenses and other amounts due under the respective credit, indenture or other governing agreements for the Company’s financing transactions as more fully discussed below, pertaining to the Credit Facility and the 2025 CLO Securitization.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2025 and December 31, 2024, we had commitments to fund approximately $38.2 million and $26.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $14.7 million during the six months ended June 30, 2025, primarily from realizations and repayments on our investments, partially offset from acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $9.3 million during the six months ended June 30, 2025, primarily due to payment of distributions to stockholders and repayment of net borrowings on the Credit Facility, offset with the issuance of the 2025 CLO Notes.

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

As of June 30, 2025, we had cash and cash equivalent resources of $33.3 million, including $22.7 million of restricted cash. As of June 30, 2025, we had approximately $100.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

As of December 31, 2024, we had cash and cash equivalent resources of $27.8 million, including $15.4 million of restricted cash. As of December 31, 2024, we had approximately $173.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of June 30, 2025, STRS JV had total assets of $351.0 million. As of December 31, 2024, STRS JV had total assets of $309.1 million.

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

As of both June 30, 2025 and December 31, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of both June 30, 2025 and December 31, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of June 30, 2025 and December 31, 2024:

($ in thousands)	As of June 30, 2025	As of December 31, 2024
Total investments(1)	$330,187	$294,957
Weighted average effective yield on total portfolio(2)	10.6%	11.1%
Number of portfolio companies in STRS JV	43	38
Largest portfolio company investment(1)	17,937	17,949
Total of five largest portfolio company investments(1)	79,846	79,058
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of June 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$329,911	$330,187	$296,752	$294,957
Total	$329,911	$330,187	$296,752	$294,957

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2025		As of December 31, 2024
Advertising	$18,510	5.6%	$12,035	4.1%
Aerospace & Defense	—	—	3,682	1.2
Air Freight & Logistics	3,291	1.0	3,311	1.1
Broadline Retail	17,640	5.3	17,827	6.0
Building Products	22,379	6.8	13,437	4.6
Commodity Chemicals	6,950	2.1	—	—
Construction & Engineering	18,737	5.7	16,253	5.5
Data Processing & Outsourced Services	13,318	4.0	12,885	4.4
Distributors	9,345	2.8	9,372	3.2
Diversified Support Services	18,699	5.7	19,282	6.5
Electrical Components & Equipment	3,383	1.0	3,479	1.2
Environmental & Facilities Services	29,184	8.8	29,963	10.2
Food Distributors	4,939	1.5	4,993	1.7
Health Care Facilities	8,403	2.5	8,004	2.7
Health Care Services	4,979	1.5	4,995	1.7
Health Care Supplies	4,954	1.5	7,696	2.6
Health Care Technology	4,152	1.3	—	—
Household Appliances	8,244	2.5	7,632	2.6
Human Resource & Employment Services	2,493	0.8	—	—
IT Consulting & Other Services	33,569	10.2	32,720	11.1
Packaged Foods & Meats	7,062	2.1	7,009	2.4
Paper & Plastic Packaging Products & Materials	14,785	4.5	14,881	5.0
Personal Care Products	3,868	1.2	—	—
Pharmaceuticals	17,092	5.2	15,461	5.2
Real Estate Services	13,662	4.1	13,782	4.7
Research & Consulting Services	12,060	3.7	11,977	4.1
Technology Hardware, Storage & Peripherals	17,938	5.4	17,949	6.1
Water Utilities	4,251	1.3	—	—
Wireless Telecommunication Services	6,300	1.9	6,332	2.1
Total	$330,187	100.0%	$294,957	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2025 and December 31, 2024 and selected statement of operations information for the three and six months ended June 30, 2025 and 2024.

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

On June 27, 2025, the terms of the Credit Facility were amended to, among other things, reduce the availability under the Credit Facility to $100.0 million from $335.0 million.

As of June 30, 2025, the Credit Facility provided for borrowings in an aggregate principal amount up to $100.0 million. As of June 30, 2025, there is no required minimum outstanding borrowings under the Credit Facility.

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

As of June 30, 2025, there were no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $100.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $186.8 million as of June 30, 2025.

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

2025 CLO Securitization

On June 10, 2025, we completed a $298.15 million term debt securitization transaction (the “2025 CLO Securitization”). The 2025 CLO Securitization functions as a source of long-term balance sheet financing for a portion of our portfolio investments and, as a result, the debt issued in connection with the 2025 CLO Securitization that is held by external counterparties to the Company is subject to the Company’s regulatory asset coverage requirement.

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174.0 million of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30.0 million of AA-rated Class B Notes (the “Class B Notes”); (iii) $24.0 million of A-rated Class C Notes (the “Class C Notes”). Additionally, $70.15 million of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of June 30, 2025, the Company indirectly retained $30.0 million of the Class B Notes, $24.0 million of the Class C Notes and $70.15 million of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of June 30, 2025, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of June 30, 2025:

		June 30, 2025
CLO Note Tranches	Maturity	Principal	Interest Rate
Class A Notes	5/25/2037	$174,000	SOFR (3M) + 1.70%
Class B Notes(1)	5/25/2037	30,000	SOFR (3M) + 2.15%
Class C Notes(1)	5/25/2037	24,000	SOFR (3M) + 2.80%
2025 Subordinated CLO Notes(1)	5/25/2037	70,150	None
Total Notes		$298,150

(1)	The Company retained the Class B Notes, Class C Notes and Subordinated Notes issued in the CLO Transaction, which are eliminated in consolidation.

As part of the 2025 CLO Securitization, the Company entered into master loan sale agreements that provide for the sale of assets on the 2025 CLO Securitization closing date as well as for future sales from the Company to WHF CLO. The 2025 CLO Securitization is collateralized and secured by a diversified portfolio of senior secured loans or participation interests therein with the potential for reinvestment in (i) first and second lien loans or participation interests therein, (ii) corporate bonds or (iii) loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code (“DIP loans”). Through May 25, 2029, all principal collections received on the underlying collateral may be used by WHF CLO to purchase new collateral (allowing the Company to maintain the initial leverage obtained in the 2025 CLO Securitization) under the direction of H.I.G. Capital, L.L.C., an affiliate of the Investment Advisor, in its capacity as the collateral manager to WHF CLO (the “CLO Investment Manager”), and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 CLO Securitization; any fees that the CLO Investment Manager would otherwise be entitled to for providing such services has been waived. The 2025 CLO Notes are scheduled to mature on May 5, 2037; however, they may be redeemed by the Company, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the CLO Investment Manager) or (ii) the CLO Investment Manager (with the consent of a majority of the 2025 Subordinated CLO Notes), in each case, on any business day on or after June 10, 2027.

As of June 30, 2025, there were 38 portfolio companies with a total fair value of approximately $294.5 million securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under the Credit Facility. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and 2025 CLO Securitization and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness.

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

7.875% 2028 Notes

On August 24, 2023, the Company completed a public offering of 7.875% 2028 Notes in aggregate principal amount of $30 million, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Additionally, the offering included an overallotment feature for up to an additional $4.5 million of aggregate principal amount under the same terms as the initial offering. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4.5 million, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34.5 million. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and 2025 CLO Securitization and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL”.

Portfolio Investments and Yield

As of June 30, 2025, our investment portfolio consisted primarily of senior secured loans across 132 positions in 71 companies with an aggregate fair value of $629.3 million. As of June 30, 2025, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 1.3% based on fair value. As of June 30, 2025, our portfolio had an average investment size of $4.0 million based on fair value and average debt investment size of $5.0 million, with investment sizes ranging from zero to $22.3 million and a weighted average effective yield of 9.8% (and a weighted average effective yield on income-producing debt investments of 11.9%).

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

For the six months ended June 30, 2025, we invested $90.5 million in new and existing portfolio companies, offset by repayments and sales of $100.5 million. Proceeds from sales totaled $42.5 million while repayments included $3.1 million of scheduled repayments and $54.9 million of unscheduled repayments.

For the six months ended June 30, 2024, we invested $116.4 million in new and existing portfolio companies, offset by repayments and sales of $152.0 million. Proceeds from sales totaled $57.2 million while repayments included $3.6 million of scheduled repayments and $91.2 million of unscheduled repayments.

In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation, were converted into a new first lien secured term loan in Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation).

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of June 30, 2025		As of December 31, 2024
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$65.0	10.3%	$70.5	11.0%
2	418.7	66.5	395.4	61.5
3	92.4	14.7	128.9	20.1
4	46.5	7.4	38.9	6.1
5	6.7	1.1	8.5	1.3
Total Portfolio	$629.3	100.0%	$642.2	100.0%

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

During the three and six months ended June 30, 2025, we declared to stockholders distributions of $0.385 and 0.770 per share for total distributions of $8.9 million and $17.9 million respectively. During the three and six months ended June 30, 2024, we declared to stockholders distributions of $0.385 and 0.770 per share for total distributions of $8.9 million and $17.9 million respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2025, we estimate that distributions to stockholders included $17.9 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2024 and current earnings for the six months ended June 30, 2025. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

We entered into the Investment Advisory Agreement with WhiteHorse Advisers in accordance with the 1940 Act on December 4, 2012, which was most recently amended and restated on February 22, 2024. Under the Investment Advisory Agreement, WhiteHorse Advisers manages our day-to-day investment operations and provides us with access to personnel and an investment committee and certain other resources so that we may fulfill our obligation to act as a portfolio manager of WhiteHorse Credit under the Credit Facility and the 2025 CLO Securitization. Payments under the Investment Advisory Agreement in future periods will be equal to (1) a management fee equal to 1.75% of the value of our consolidated gross assets; provided, however, that the management fee on consolidated gross assets financed using leverage over 200% asset coverage (in other words, over 1.0x debt to equity) will be equal to 1.25% and (2) an incentive fee based on our performance. See “Investment Advisory Agreement” in Note 7 to the consolidated financial statements.

We also entered into the Administration Agreement with WhiteHorse Administration on December 4, 2012. Pursuant to the Administration Agreement, WhiteHorse Administration furnishes us with office facilities and administrative services necessary to conduct our day-to-day operations. WhiteHorse Administration also furnishes us with resources necessary for us to act as portfolio manager to WhiteHorse Credit under the Credit Facility and the 2025 CLO Securitization. If requested to provide managerial assistance to our portfolio companies, WhiteHorse Administration will be paid an additional amount based on the services provided, which amount will not, in any case, exceed the amount we receive from the portfolio companies for such services. Payments under the Administration Agreement will be based upon our allocable portion of WhiteHorse Administration’s overhead expenses in performing its obligations under the Administration Agreement, including rent and our allocable portion of the costs of our chief financial officer and chief compliance officer along with their respective staffs.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WhiteHorse Finance CLO I, LLC and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse California, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings LLC, WhiteHorse Finance CLO I, LLC and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility and the 2025 CLO Securitization is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(16,762)	$(5,220)	$(11,542)
(250)	(13,980)	(4,350)	(9,630)
(200)	(11,198)	(3,480)	(7,718)
(150)	(8,413)	(2,610)	(5,803)
(100)	(5,617)	(1,740)	(3,877)
(50)	(2,822)	(870)	(1,952)
50	2,769	870	1,899
100	5,565	1,740	3,825
150	8,360	2,610	5,750
200	11,156	3,480	7,676
250	13,951	4,350	9,601
300	16,747	5,220	11,527
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of June 30, 2025, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Realized gain (loss) on forward currency contracts	$—	$28	$22	$—
Unrealized appreciation (depreciation) on forward currency contracts	21	(16)	1	36
Total net realized and unrealized gains (losses) on forward currency contracts	$21	$12	$23	$36

Item 4. Controls and Procedures

As of the period covered by this quarterly report on Form 10-Q, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
10.1

Eleventh Amendment to Fifth Amended and Restated Loan Agreement, dated June 27, 2025, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 1, 2025).

10.2

Indenture and Security Agreement, dated as of June 10, 2025, by and among WhiteHorse Finance CLO I LLC, as issuer, and The Bank of New York Mellon Trust Company, National Association, as trustee and as collateral agent (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 16, 2025).

10.3

Class A-L Loan Agreement, dated as of June 10, 2025, by and among WhiteHorse Finance CLO I LLC, as borrower, the various financial institutions party thereto from time to time, as lenders, and The Bank of New York Mellon Trust Company, National Association, as collateral agent and as loan agent and as Trustee (Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on June 16, 2025).

10.4

Collateral Administration Agreement, dated as of June 10, 2025, by and among WhiteHorse Finance CLO I LLC, H.I.G. Capital, LLC, in its capacity as investment manager, and The Bank of New York Mellon Trust Company, National Association, in its capacity as collateral administrator (Incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on June 16, 2025).

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

WhiteHorse Finance, Inc.

Dated: August 7, 2025	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2025	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)