Form 10-Q
period 2025-09-30
WhiteHorse Finance, Inc.
filed 2025-11-10
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025 the Registrant had 23,243,088 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$428,296	$504,832
Non-controlled affiliate company investments	34,316	29,851
Controlled affiliate company investments	105,822	107,530
Total investments, at fair value (amortized cost $610,904 and $695,240, respectively)	568,434	642,213
Cash and cash equivalents	9,539	12,424
Restricted cash and cash equivalents	36,109	14,548
Restricted foreign currency (cost of $301 and $894, respectively)	292	864
Interest and dividend receivable	6,094	5,631
Amounts receivable on unsettled investment transactions	3,945	112
Prepaid expenses and other receivables	1,484	1,009
Unrealized appreciation on foreign currency forward contracts	108	20
Total assets	$626,005	$676,821

Liabilities
Debt (net of unamortized debt issuance costs of $4,974 and $2,876, respectively)	$323,526	$353,117
Distributions payable	8,949	8,949
Management fees payable	2,774	2,932
Incentive fees payable	18,460	17,848
Amounts payable on unsettled investment transactions	—	3,539
Interest payable	4,983	1,821
Accounts payable and accrued expenses	1,725	2,141
Advances received from unfunded credit facilities	343	340
Total liabilities	360,760	390,687

Commitments and contingencies (See Note 8)

Net assets
Common stock, 23,243,088 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	23	23
Paid-in capital in excess of par	337,205	337,205
Accumulated earnings (losses)	(71,983)	(51,094)
Total net assets	265,245	286,134
Total liabilities and total net assets	$626,005	$676,821
Number of shares outstanding	23,243,088	23,243,088
Net asset value per share	$11.41	$12.31

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment income
From non-controlled/non-affiliate company investments
Interest income	$13,385	$16,352	$41,269	$51,577
Payment-in-kind income	315	1,884	1,348	5,166
Fee income	143	263	1,391	1,337
Dividend income	34	13	54	67
From non-controlled affiliate company investments
Interest income	146	11	196	45
Payment-in-kind income	109	186	420	520
Dividend income	—	—	—	—
From controlled affiliate company investments
Interest income	2,288	2,488	6,856	7,480
Payment-in-kind income	—	131	—	381
Dividend income	1,271	1,523	3,796	5,235
Total investment income	17,691	22,851	55,330	71,808
Expenses
Interest expense	5,783	6,928	18,109	21,402
Base management fees	2,774	3,014	8,451	9,196
Performance-based incentive fees	1,525	2,289	4,876	7,315
Administrative service fees	171	171	512	512
General and administrative expenses	1,151	1,001	3,399	3,269
Total expenses	11,404	13,403	35,347	41,694
Net investment income before excise tax	6,287	9,448	19,983	30,114
Excise tax	186	294	477	853
Net investment income after excise tax	6,101	9,154	19,506	29,261

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(2,070)	1	(2,761)	(5,727)
Non-controlled affiliate company investments	—	—	—	—
Controlled affiliate company investments	—	—	(20,980)	—
Foreign currency transactions	(3)	29	(801)	30
Foreign currency forward contracts	303	9	325	9
Net realized gains (losses)	(1,770)	39	(24,217)	(5,688)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	(1,098)	(9,172)	(4,362)	(832)
Non-controlled affiliate company investments	(3,577)	(244)	(4,352)	(10,196)
Controlled affiliate company investments	(291)	(6,443)	19,272	(5,887)
Translation of assets and liabilities in foreign currencies	(8)	(183)	23	265
Foreign currency forward contracts	87	(9)	88	27
Net change in unrealized appreciation (depreciation)	(4,887)	(16,051)	10,669	(16,623)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(6,657)	(16,012)	(13,548)	(22,311)
Net increase (decrease) in net assets resulting from operations	$(556)	$(6,858)	$5,958	$6,950

Per Common Share Data
Basic and diluted earnings (losses) per common share	$(0.02)	$(0.30)	$0.26	$0.30
Dividends and distributions declared per common share	$0.39	$0.39	$1.16	$1.16
Basic and diluted weighted average common shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	23,243,088	$23	$337,205	$(51,094)	$286,134
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,843	6,843
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(402)	(402)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(2,177)	(2,177)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2025	23,243,088	$23	$337,205	$(55,779)	$281,449
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,562	6,562
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(22,045)	(22,045)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	17,733	17,733
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of June 30, 2025	23,243,088	$23	$337,205	$(62,478)	$274,750
Net decrease in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,101	6,101
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(1,770)	(1,770)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(4,887)	(4,887)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of September 30, 2025	23,243,088	$23	$337,205	$(71,983)	$265,245

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,958	$6,950
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by / (used in) operating activities:
Payment-in-kind income	(1,768)	(6,067)
Net realized (gains) losses on investments	23,741	5,727
Net realized loss on foreign currency translation	821	—
Net unrealized (appreciation) depreciation on investments	(10,558)	16,915
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(23)	(265)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(88)	(27)
Accretion of discount	(2,603)	(3,150)
Amortization of deferred financing costs	974	1,266
Acquisition of investments	(112,359)	(169,341)
Proceeds from principal payments and sales of portfolio investments	113,300	152,619
Proceeds from sales of portfolio investments to STRS JV	64,026	45,520
Net changes in operating assets and liabilities:
Interest and dividend receivable	(463)	1,155
Prepaid expenses and other receivables	(474)	245
Amounts receivable on unsettled investment transactions	(3,834)	(272)
Amounts payable on unsettled investment transactions	(3,539)	—
Management fees payable	(158)	(581)
Incentive fees payable	612	5,384
Accounts payable and accrued expenses	(417)	(75)
Interest payable	3,162	1,583
Advances received from unfunded credit facilities	3	98
Net cash provided by / (used in) operating activities	76,313	57,684

Cash flows from financing activities
Proceeds from notes issued	174,000	—
Borrowings	39,700	98,852
Repayments of debt	(242,014)	(133,522)
Deferred financing costs	(3,071)	—
Distributions paid to common stockholders, net of distributions reinvested	(26,847)	(26,847)
Net cash provided by / (used in) financing activities	(58,232)	(61,517)
Effect of exchange rate changes on cash	23	17
Net change in cash, cash equivalents and restricted cash	18,104	(3,816)
Cash, cash equivalents and restricted cash at beginning of period	27,836	24,487
Cash, cash equivalents and restricted cash at end of period	$45,940	$20,671

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$13,973	$18,554

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of September 30,
	2025	2024
Cash and cash equivalents	$9,539	$11,164
Restricted cash and cash equivalents	36,109	8,634
Restricted foreign currency	292	873
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$45,940	$20,671

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.15%	05/31/24	12/15/26	653	$647	$654	0.2%
Avision Holdings, LLC (d/b/a Avision Sales Group)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	10.15%	05/31/24	12/15/26	549	544	567	0.2
									1,191	1,221	0.4
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	11.16% (10.16% Cash + 1.00% PIK)	12/16/22	12/18/28	8,956	8,809	8,687	3.3
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	11.17% (10.17% Cash + 1.00% PIK)	04/20/25	12/18/28	504	496	484	0.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.50%	12.76% (10.76% Cash + 2.00% PIK)	07/12/21	07/12/26	10,843	10,812	10,843	4.0
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.50%	12.75% (10.75% Cash + 2.00% PIK)	07/12/21	07/12/26	1,182	1,178	1,182	0.4
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)(28)	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.25%	11.51%	06/29/23	06/29/28	7,757	7,630	7,771	2.9
									28,925	28,967	10.8
Application Software
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(27)(29)	First Lien Secured Term Loan	0.75%	Prime	6.50%	13.75% (7.25% Cash + 6.50% PIK)	03/20/24	05/08/28	1,850	1,682	1,498	0.6
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(27)(29)	First Lien Secured Term Loan	0.75%	Prime	6.50%	13.75% (8.25% Cash + 5.50% PIK)	03/20/24	05/08/28	1,217	1,004	146	0.1
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(27)(29)	First Lien Secured Term Loan	0.75%	Prime	6.00%	13.25%	03/20/24	05/08/28	9,600	8,955	1,152	0.4
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)(15)(17)(27)(29)	First Lien Secured Term Loan	0.75%	Prime	6.00%	13.25%	03/20/24	05/08/28	2,400	2,239	24	—
MBS Highway, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	12.35%	10/13/22	10/13/27	9,227	9,134	9,182	3.5
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	5.10%	06/14/19	09/30/26	3,667	3,035	1,938	0.7
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	5.10%	06/14/19	09/30/26	301	291	159	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.63%	01/12/23	04/05/29	9,819	9,653	9,705	3.7
									35,993	23,804	9.1
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)(9)(13)(26)(29)	First Lien Secured Term Loan	1.00%	CORRA (3M)	5.50%	8.27%	07/27/21	07/27/27	18,984	15,038	13,492	5.1
									15,038	13,492	5.1
Construction & Engineering
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.39%	02/12/25	02/12/30	7,612	7,479	7,916	3.0
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	10.39%	02/12/25	02/12/30	—	—	16	—
Kelso Industries LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.91%	12/26/24	12/31/29	4,431	4,363	4,439	1.7
Kelso Industries LLC(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.75%	9.91%	12/26/24	12/31/29	—	—	9	—
									11,842	12,380	4.7
Construction Materials
Claridge Products and Equipment, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	13.01% (10.76% Cash + 2.25% PIK)	12/30/20	12/30/25	5,638	5,633	4,698	1.8
Claridge Products and Equipment, LLC(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.38%	13.76% (11.51% Cash + 2.25% PIK)	12/30/20	12/30/25	561	561	445	0.2
									6,194	5,143	2.0
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.68%	04/04/24	03/30/29	7,476	7,318	7,403	2.8
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.34%	04/04/24	03/30/29	276	270	280	0.1
Future Payment Technologies, L.P.(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.63%	12/23/16	12/07/26	19,486	19,467	19,486	7.3
									27,055	27,169	10.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Distributors
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.25%	11.51%	12/22/23	12/22/28	9,211	$9,063	$9,248	3.5%
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.25%	11.51%	12/22/23	12/22/28	640	630	643	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.25%	11.51%	12/22/23	12/22/28	572	562	572	0.2
									10,255	10,463	3.9
Diversified Chemicals
Chase Products Co. (f/k/a Starco)(6)(21)(29)	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.50%	03/16/23	03/16/28	3,402	3,402	3,402	1.3
									3,402	3,402	1.3
Diversified Support Services
NNA Services, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	11.40%	08/27/21	08/27/26	8,146	8,127	8,075	3.0
Quest Events, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.52%	09/13/24	09/30/26	1,264	1,249	1,212	0.5
Quest Events, LLC(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	11.08%	03/21/25	09/30/26	212	209	202	0.1
									9,585	9,489	3.6
Education Services
EducationDynamics, LLC(30)(34)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.76%	09/15/21	09/15/27	12,826	12,756	12,314	4.6
EducationDynamics, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	Prime	7.25%	12.75%	09/15/21	09/15/27	360	358	316	0.1
Media Source, LLC (d/b/a Media Source Inc.)(6)(25)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.92%	09/01/25	08/30/30	4,200	4,200	4,200	1.6
Media Source, LLC (d/b/a Media Source Inc.)(6)(7)(25)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.88%	09/01/25	04/24/26	218	213	230	0.1
									17,527	17,060	6.4
Environmental & Facilities Services
Juniper Landscaping Holdings LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.76%	05/23/25	12/29/27	455	449	450	0.2
Juniper Landscaping Holdings LLC(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.84%	05/23/25	12/29/27	801	795	802	0.3
Juniper Landscaping Holdings LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.75%	05/23/25	12/29/27	128	126	127	—
									1,370	1,379	0.5
Health Care Facilities
Bridgepoint Healthcare, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	12.26%	10/05/21	10/05/26	8,100	8,067	8,100	3.1
Bridgepoint Healthcare, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	12.25%	10/05/21	10/05/26	1,191	1,186	1,193	0.4
Four Winds Health, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.00%	11.31%	07/31/25	07/31/29	4,375	4,291	4,291	1.6
Four Winds Health, LLC(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.00%	11.31%	07/31/25	07/31/29	—	—	—	—
Four Winds Health, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	11.31%	07/31/25	07/31/29	—	—	—	—
									13,544	13,584	5.1
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	10.26%	12/27/24	03/01/29	940	932	944	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.41%	08/01/24	08/01/29	7,167	7,057	7,076	2.7
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.25%	10.41%	08/01/24	08/01/29	—	—	(6)	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(29)(34)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.37%	08/01/24	08/01/29	345	340	342	0.1
									8,329	8,356	3.2
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.65%	02/23/22	02/23/28	20,409	20,205	19,536	7.4
									20,205	19,536	7.4
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(30)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.94%	10/12/21	10/12/26	22,154	22,047	22,156	8.4
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.94%	10/12/21	10/12/26	—	—	11	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.25%	9.41%	11/06/23	08/20/26	2,863	2,840	2,863	1.1
									24,887	25,030	9.5
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)(29)	First Lien Secured Term Loan	0.50%	SOFR (3M)	6.00%	10.46%	05/26/22	05/31/29	3,617	3,448	2,811	1.1
									3,448	2,811	1.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)(29)	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	11,409	$11,392	$10,129	3.8%
The Kyjen Company, LLC (d/b/a Outward Hound)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(104)	—
									11,392	10,025	3.8
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.75%	02/19/25	02/19/30	2,955	2,903	2,894	1.1
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.91%	02/19/25	02/19/30	127	125	123	—
									3,028	3,017	1.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.16% (9.66% Cash + 0.50% PIK)	08/15/24	08/15/29	12,316	12,151	12,340	4.7
									12,151	12,340	4.7
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)(30)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.98%	08/05/22	08/01/29	14,186	12,780	12,206	4.6
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.14%	04/15/25	04/15/31	15,322	15,039	15,055	5.7
									27,819	27,261	10.3
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(30)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.25%	9.25%	04/25/25	01/31/31	13,981	13,724	13,927	5.3
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)(29)	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	5.25%	9.25%	04/25/25	01/31/31	—	—	26	—
									13,724	13,953	5.3
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	9.15%	04/08/25	04/10/29	284	282	284	0.1
									282	284	0.1
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.65% PIK	09/25/24	09/25/29	12,952	10,231	5,081	1.9
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(7)(17)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	12.94% PIK	01/10/25	09/25/29	865	811	(154)	(0.1)
Lift Brands, Inc.(29)	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.76%	05/15/25	09/30/26	5,156	5,155	5,156	1.9
Lift Brands, Inc.(29)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	05/15/25	09/30/26	1,711	1,711	1,711	0.6
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(11)(29)	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	05/15/25	09/30/26	2,048	2,045	2,048	0.8
									19,953	13,842	5.1
Leisure Products
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.38%	09/06/24	09/06/29	5,694	5,604	5,661	2.1
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.25%	10.35%	09/06/24	09/06/29	1,005	989	1,003	0.4
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)29)(33)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	11.09%	09/06/24	09/06/29	451	444	451	0.2
Leviathan Intermediate Holdco, LLC(30)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	10.00%	12/27/22	12/27/27	13,680	13,501	13,558	5.1
Leviathan Intermediate Holdco, LLC(7)(29)	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	10.00%	12/27/22	12/27/27	—	—	3	—
Playmonster Group LLC(6)(19)(29)	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	11.16% PIK	12/09/22	06/08/26	1,402	1,396	1,304	0.5
Playmonster Group LLC(6)(17)(19)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	13.46% PIK	06/07/21	06/08/26	5,409	3,661	1,622	0.6
									25,595	23,602	8.9
Oil & Gas Storage & Transportation
Island Energy Services, LLC(29)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	10.07%	07/16/25	07/16/32	10,498	10,087	10,086	3.8
									10,087	10,086	3.8
Packaged Foods & Meats
PANOS Brands, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.91%	05/14/24	05/14/29	4,037	3,979	4,054	1.5
PANOS Brands, LLC(7)(29)(32)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	9.95%	05/14/24	05/14/29	55	54	60	—
									4,033	4,114	1.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)(28)(32)	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	9.06%	08/22/24	08/25/31	9,368	$8,814	$9,254	3.5%
									8,814	9,254	3.5
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.76%	11/16/21	11/16/27	10,327	10,254	9,808	3.7
Monarch Collective Holdings, LLC(30)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.75%	10.75%	01/10/24	01/10/29	9,236	9,084	9,098	3.4
Monarch Collective Holdings, LLC(28)	First Lien Secured Delayed Draw Loan	1.50%	SOFR (3M)	6.75%	10.84%	01/10/24	01/10/29	1,583	1,564	1,560	0.6
									20,902	20,466	7.7
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.00%	04/07/23	04/09/29	4,864	4,779	4,864	1.8
M&M OpCo, LLC (d/b/a Escalent, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.99%	04/07/23	04/09/29	90	89	93	—
									4,868	4,957	1.8
Security & Alarm Services
Event Services America, Inc. (d/b/a Contemporary Services Corporation)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.75%	10.91%	01/31/24	01/31/29	6,948	6,832	7,017	2.6
									6,832	7,017	2.6
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	12.26%	12/02/22	12/02/27	5,043	4,978	5,026	1.9
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(30)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	12.26%	12/02/22	12/02/27	1,656	1,639	1,656	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	12.26%	12/02/22	12/02/27	—	—	9	—
									6,617	6,691	2.5
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(7)(8)(9)(11)(14)(18)	Subordinated Note	N/A	SOFR (1M)	6.50%	10.84%	07/19/19	N/A	84,416	84,416	84,416	31.8
									84,416	84,416	31.8
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(7)(9)(22)(23)(27)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	12.39% PIK	01/03/24	01/04/27	757	750	1,245	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(27)(29)	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	622	612	622	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(27)(29)	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	636	627	636	0.2
LogicMonitor, Inc.(28)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.81%	11/19/24	11/19/31	6,220	6,152	6,197	2.3
LogicMonitor, Inc.(7)(29)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.81%	11/19/24	11/19/31	—	—	6	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(9)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.41%	06/21/24	06/21/29	8,657	8,528	8,687	3.4
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(7)(9)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	10.41%	06/21/24	06/21/29	—	—	13	—
									16,669	17,406	6.6
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(8)(20)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.54%	06/07/25	06/07/28	11,437	11,437	11,437	4.3
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.54%	06/07/25	06/07/28	—	—	22	—
									11,437	11,459	4.3
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	11.25%	06/28/24	06/28/29	9,157	9,002	8,989	3.5
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(30)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	11.25%	06/28/24	06/28/29	1,104	1,084	1,084	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	11.25%	06/28/24	06/28/29	—	—	(1)	—
									10,086	10,072	3.9

Total Debt Investments									$537,495	$513,548	193.6%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets

Equity Investments(12)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(8)	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	299	$299	$386	0.1%
ImageOne Industries, LLC(8)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	238	13	—	—
									312	386	0.1
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(8)	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	123	—
									1,250	123	—
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(8)	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	753	0.3
									514	753	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)(8)(13)	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)(8)	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	168	0.1
									404	168	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(21)	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(10)(21)	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	3,709	1.4
									4,537	3,709	1.4
Diversified Support Services
Quest Events, LLC(8)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	385	385	118	—
									385	118	—
Education Services
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)(8)	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	91	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(8)(10)	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	3,291	1.2
									3,625	3,382	1.2
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(8)	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,440	0.5
									942	1,440	0.5
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)(8)	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	278	0.1
									317	278	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)(8)	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	867	0.3
									1,100	867	0.3
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	726	0.3
									788	726	0.3
Interactive Media & Services
What If Media Group, LLC(8)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,845	0.7
									851	1,845	0.7

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(8)	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	$1,116	$679	0.3%
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(8)	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	622	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	358	0.1
									1,612	1,659	0.6
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(6)(8)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	506	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	205	0.1
									2,734	711	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(10)(19)	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(19)	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(8)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(8)(10)	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	30	—
									840	30	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	314	0.1
									333	314	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)(10)	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	257	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	32	—
									600	289	0.1
Specialized Finance
WHF STRS Ohio Senior Loan Fund(7)(8)(9)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	21,406	8.1
									21,104	21,406	8.1
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)(6)(8)(22)(27)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)(6)(8)(22)(27)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,128	3.4
									19,568	9,128	3.4
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)(8)(20)	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	7,109	7,554	2.8
									7,109	7,554	2.8

Total Equity Investments									$73,409	$54,886	20.4%

Total Investments									$610,904	$568,434	214.0%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

c
Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(16)	Share class: Administration (CUSIP: 38141W315)				3.71%				$1,123	$1,123	0.4%
Invesco Treasury Portfolio(16)	Share class: Institutional (CUSIP: 825252406)				3.12%				9,531	9,531	3.6
Dreyfus Treasury Obligations Cash Management Fund(16)	Share class: Institutional (CUSIP: 261908107)				4.07%				29,220	29,220	11.0
Total Money Market Funds									39,874	39,874	15.0
Total investments and money market funds									$650,778	$608,308	229.0%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,405	CAD	$14,792	USD	11/7/25	$108	$—
Total							$108	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), all of which may reset monthly, quarterly or semiannually. The one, three and six-month SOFR were 4.1%, 4.0% and 3.8%, respectively, as of September 30, 2025. The Prime was 7.3% as of September 30, 2025. The three-month CORRA was 2.4% as of September 30, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 214.0% of the Company’s net assets or 90.8% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2025. See Note 8.
(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 79.4% of total assets as of the date of the consolidated schedule of investments.
(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2025

(in thousands)

(15)	Investment is structured as a unitranche loan in which the Company may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(16)	The rate shown is the annualized seven-day yield as of September 30, 2025.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments in MSI Information Services, Inc., were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, LLC). See Note 4.
(26)	The issuer is domiciled in Canada.
(27)	The issuer is domiciled in Cayman Islands.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.
(30)	Security or portion of the security pledged as collateral for the Company’s credit facility and the 2025 CLO Securitization.
(31)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(32)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(33)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(34)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

(in thousands, except share and per share data)

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2025 and December 31, 2024.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2025 or December 31, 2024. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2021 remain subject to examination by the Internal Revenue Service.

As of September 30, 2025 and December 31, 2024, the cost of investments for federal income tax purposes was $650,778 and $711,668 resulting in net unrealized depreciation of $98,142 and $56,206, respectively. This is comprised of gross unrealized appreciation of $13,730 and $13,700 and gross unrealized depreciation of $111,872 and $69,906, on a tax basis, as of September 30, 2025 and December 31, 2024, respectively.

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

September 30, 2025

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Realized gain (loss) on forward currency contracts	$303	$9	$325	$9
Unrealized appreciation (depreciation) on forward currency contracts	87	(9)	88	27
Total net realized and unrealized gains (losses) on forward currency contracts	$390	$—	$413	$36

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of September 30, 2025 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,405	CAD	$14,792	USD	11/7/25	$108	$—
Total							$108	$—

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
Average USD notional outstanding	2025	2024	2025	2024
Forward currency contracts	$15,176	$889	$6,216	$1,067

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

September 30, 2025

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$108	$—	$—	$—	$—	$—	$—	$108	$—
Total	$108	$—	$—	$—	$—	$—	$—	$108	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$20	$—	$—	$—	$—	$—	$—	$20	$—
Total	$20	$—	$—	$—	$—	$—	$—	$20	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of September 30, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$448,438	424,472	$538,078	$502,693
Second lien secured loans	3,402	3,402	8,295	8,342
Unsecured loans	1,239	1,258	1,152	1,175
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	52,305	33,480	42,195	22,846
Equity in STRS JV	21,104	21,406	21,104	22,741
Total	$610,904	$568,434	$695,240	$642,213

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2025		As of December 31, 2024
Advertising	$1,607	0.3%	$17,451	3.3%
Air Freight & Logistics	29,090	6.3	28,518	5.3
Application Software	23,804	5.1	26,924	5.0
Broadcasting	—	—	7,833	1.5
Broadline Retail	753	0.2	5,336	1.0
Building Products	13,492	2.9	13,206	2.5
Commodity Chemicals	—	—	16,026	3.0
Construction & Engineering	12,548	2.7	3,927	0.7
Construction Materials	5,143	1.1	5,640	1.1
Data Processing & Outsourced Services	27,169	5.9	28,572	5.3
Distributors	10,463	2.3	10,690	2.0
Diversified Chemicals	7,111	1.5	4,999	0.9
Diversified Support Services	9,607	2.1	9,563	1.8
Education Services	20,442	4.4	21,314	4.0
Electric Utilities	—	—	16,032	3.0
Environmental & Facilities Services	2,819	0.6	1,400	0.3
Food Distributors	278	0.1	350	0.1
Health Care Facilities	13,584	2.9	8,660	1.6
Health Care Services	8,356	1.8	19,589	3.7
Health Care Supplies	19,536	4.2	19,535	3.7
Heavy Electrical Equipment	—	—	10,138	1.9
Home Furnishings	25,030	5.4	25,376	4.7
Household Appliances	3,678	0.8	22,162	4.1
Household Products	10,025	2.2	11,656	2.2
Human Resource & Employment Services	3,017	0.7	—	—
Industrial Machinery & Supplies & Components	13,066	2.8	13,237	2.5
Integrated Telecommunication Services	27,261	5.9	13,135	2.5
Interactive Media & Services	15,798	3.4	15,970	3.0
IT Consulting & Other Services	1,943	0.4	3,504	0.6
Leisure Facilities	14,553	3.1	19,580	3.7
Leisure Products	23,602	5.1	23,298	4.4
Life Sciences Tools & Services	—	—	5,000	0.9
Oil & Gas Storage & Transportation	10,086	2.2	—	—
Packaged Foods & Meats	4,114	0.9	4,087	0.7
Paper Products	9,254	2.0	9,453	1.8
Real Estate Services	20,496	4.4	20,872	3.9
Research & Consulting Services	5,271	1.1	5,295	0.9
Security & Alarm Services	7,017	1.5	7,070	1.3
Specialized Consumer Services	6,980	1.5	7,122	1.3
Specialized Finance(1)	—	—	—	—
Systems Software	26,534	5.7	26,398	4.9
Technology Hardware, Storage & Peripherals	19,013	4.1	18,072	3.4
Transaction & Payment Processing Services	10,072	2.4	8,066	1.5
Total(1)	$462,612	100.0%	$535,056	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

As of September 30, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of September 30, 2025 and December 31, 2024, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 2.8 years and 3.0 years, respectively.

As of September 30, 2025 the total cost basis of non-accrual loans was $31,909, and the total fair value of non-accrual loans was $11,466. As of December 31, 2024 the total cost basis of non-accrual loans was $69,576 and the total fair value of non-accrual loans was $37,019.

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

September 30, 2025

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2025:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$89	$1,247	$73	$—	$—	$(75)	$1,245
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	43	581	43	—	—	(2)	622
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	44	594	44	—	—	(2)	636
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,131	—	—	—	(3)	9,128
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	(38)	10,492	—	(39)	—	(5,372)	5,081
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	—	811	—	—	(965)	(154)
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Term Loan	34	—	4,200	—	—	—	4,200
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Revolving Loan	2	—	213	—	—	17	230
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class A Units	—	—	—	—	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class B Units	—	—	3,291	—	—	—	3,291
Playmonster Group LLC	Priority First Lien Secured Term Loan	121	1,172	121	—	—	11	1,304
Playmonster Group LLC	First Lien Secured Term Loan	—	1,635	—	—	—	(13)	1,622
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	321	3,342	155	(95)	—	—	3,402
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	1,657	—	—	—	2,052	3,709
Total Non-controlled affiliates		$616	$29,851	$8,951	$(134)	$—	$(4,352)	$34,316

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$—	$373	$—	$—	$(2,373)	$2,000	$—
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	—	—	—	—	(1,230)	1,230	—
American Crafts, LC	Super Priority First Lien Secured Term Loan	—	—	—	—	(2,094)	2,094	—
American Crafts, LC	Priority First Lien Secured Term Loan	—	—	—	—	(5,105)	5,105	—
American Crafts, LC	First Lien Secured Term Loan	—	—	—	—	(8,720)	8,720	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	—	—	—	(1,458)	1,458	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	6,856	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	3,796	22,741	—	—	—	(1,335)	21,406
Total Controlled affiliates		$10,652	$107,530	$—	$—	$(20,980)	$19,272	$105,822
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

September 30, 2025

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

September 30, 2025

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

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

In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments to MSI Information Services, Inc., which had a cost basis of $9,602 were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, LLC). The remaining portion of the MSI Information Services, Inc. first lien secured investments, with a cost basis of $2,111, was recognized as a net realized loss in the consolidated statements of operations.

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

As of September 30, 2025 and December 31, 2024, STRS JV had total assets of $364,330 and $309,077, respectively. STRS JV’s portfolio consisted of debt investments in 43 portfolio companies as of September 30, 2025 and 38 portfolio companies as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,050 and $19,594, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $79,141 and $79,058 as of September 30, 2025 and December 31, 2024, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both September 30, 2025 and December 31, 2024, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of September 30, 2025 and December 31, 2024. As of both September 30, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

September 30, 2025

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

As of September 30, 2025, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.25%. The final maturity date of the STRS JV Credit Facility is November 26, 2029. As of September 30, 2025, STRS JV had $199,671 of outstanding borrowings and an interest rate outstanding of 6.10% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of September 30, 2025:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.90%	02/18/22	12/15/26	8,938	$8,894	$8,938	27.5%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	10.90%	03/11/22	12/15/26	3,000	2,986	3,000	9.2
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.75%	10.90%	02/18/22	12/15/26	—	—	3	—
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.50% (8.75% Cash + 0.75% PIK)	01/22/25	12/28/29	6,636	6,552	6,531	20.0
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.50% (8.75% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(4)	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.50% (8.75% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(3)	—
									18,432	18,465	56.7
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.57%	02/17/22	06/14/27	3,280	3,269	3,272	10.0
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	10.46%	02/17/22	06/14/27	110	110	110	0.3
									3,379	3,382	10.3
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.83%	07/21/25	06/18/32	6,650	6,554	6,557	20.2
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.72%	07/21/25	06/18/32	1,568	1,545	1,547	4.7
									8,099	8,104	24.9
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.76%	07/19/19	07/01/26	18,069	18,069	17,160	52.7
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.76%	07/19/19	07/01/26	—	—	(49)	(0.2)
									18,069	17,111	52.5
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.15%	11/09/20	12/07/26	13,394	13,359	13,371	41.1
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.75%	06/04/25	03/28/31	9,113	8,987	9,056	27.8
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.75%	06/04/25	03/28/31	—	—	1	—
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.75%	06/04/25	03/28/31	—	—	14	—
									22,346	22,442	68.9
Commodity Chemicals
WCHG Buyer, Inc. (d/b/a Handgards, LLC)(16)	First Lien Secured Term Loan	1.00%	Base Rate	5.00%	9.15%	04/01/25	04/10/31	6,965	6,934	6,944	21.3
									6,934	6,944	21.3
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.45%	12/21/23	01/02/29	2,975	2,928	2,840	8.8
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	10.45%	12/21/23	01/02/29	1,885	1,855	1,799	5.5
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.48%	12/21/23	01/02/29	168	165	132	0.4
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.25%	06/14/24	05/31/29	8,114	7,986	8,027	24.6
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.25%	9.25%	06/14/24	05/31/29	—	—	(3)	—
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	9.25%	04/08/25	05/31/29	—	—	8	—

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
									12,934	12,803	39.3
Data Processing & Outsourced Services
Geo Logic Systems Ltd.(7)(10)(17)	First Lien Secured Term Loan	1.00%	CORRA (3M)	6.00%	8.77%	01/22/20	12/21/26	18,007	$13,931	$12,934	39.7%
Geo Logic Systems Ltd.(7)(10)(17)	First Lien Secured Revolving Loan	1.00%	CORRA (3M)	6.00%	8.77%	01/22/20	12/21/26	—	—	1	—
									13,931	12,935	39.7
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	10.07%	04/26/24	04/16/30	4,063	4,017	4,103	12.6
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	10.07%	04/26/24	04/16/30	—	—	29	0.1
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	10.07%	04/26/24	04/16/30	—	—	6	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	8.95%	12/12/24	11/26/31	5,307	5,260	5,265	16.2
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	8.95%	12/12/24	11/26/31	—	—	1	—
									9,277	9,404	28.9
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR (6M)	5.50%	9.63%	10/31/23	10/26/28	6,374	5,990	6,074	18.6
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	5.50%	9.63%	10/31/23	10/26/28	—	—	14	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.00%	11.00%	07/19/19	09/30/26	11,533	11,517	10,960	33.7
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	11.08%	07/19/19	09/30/26	494	493	470	1.4
									18,000	17,518	53.7
Electrical Components & Equipment
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.56%	12/03/24	11/04/30	3,428	3,384	3,392	10.4
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	9.56%	12/03/24	11/04/30	—	—	1	—
									3,384	3,393	10.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.68%	08/09/23	08/01/29	6,851	6,744	6,847	21.0
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.46%	10.72%	08/09/23	08/01/29	2,277	2,236	2,288	7.0
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.50%	10.76%	08/09/23	08/01/29	312	307	323	1.0
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.76%	05/23/25	12/29/27	10,992	10,939	10,854	33.4
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.76%	03/01/22	12/29/27	2,325	2,313	2,295	7.0
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.75%	03/01/22	12/29/27	167	166	157	0.5
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	11.10%	01/23/24	12/31/26	6,608	6,551	6,441	19.8
									29,256	29,205	89.7
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.91%	06/14/24	05/10/29	4,968	4,896	4,932	15.1
									4,896	4,932	15.1
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	9.46%	09/19/24	07/02/31	12,041	11,926	11,959	36.7
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	9.47%	09/19/24	07/02/31	409	406	408	1.3
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	9.47%	09/19/24	07/02/31	—	—	3	—
									12,332	12,370	38.0
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.26%	04/11/23	03/01/29	4,964	4,879	4,988	15.3
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	10.26%	04/11/23	03/01/29	—	—	8	—
									4,879	4,996	15.3

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.50%	05/01/25	03/21/31	4,179	$4,141	$4,143	12.7%
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.50%	05/01/25	03/21/31	—	—	2	—
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.50%	8.50%	05/01/25	03/21/31	—	—	—	—
									4,141	4,145	12.7
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (1M)	6.00%	7.91%	05/04/22	04/28/28	6,198	6,474	7,274	22.3
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.01%	05/04/22	04/28/28	944	936	944	2.9
									7,410	8,218	25.2
Household Products
NM Z Holdco Inc. (d/b/a Zep, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.00%	08/12/25	06/30/31	10,414	10,314	10,327	31.7
NM Z Holdco Inc. (d/b/a Zep, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.00%	08/12/25	06/30/31	192	191	189	0.6
									10,505	10,516	32.3
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.75%	03/24/25	02/19/30	2,533	2,488	2,480	7.6
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.91%	03/24/25	02/19/30	109	107	106	0.3
									2,595	2,586	7.9
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.75%	10.89% (10.64% Cash + 0.25% PIK)	09/11/24	05/04/29	3,467	3,442	3,327	10.2
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	6.75%	10.84% (10.59% Cash + 0.25% PIK)	09/11/24	05/04/29	540	703	697	2.1
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	7.00%	9.07% (8.82% Cash + 0.25% PIK)	09/11/24	05/04/29	611	670	689	2.1
Cennox, Inc. (d/b/a Cennox)(16)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.92% (10.67% Cash + 0.25% PIK)	09/11/24	05/04/29	140	140	135	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	6.75%	10.84% (10.59% Cash + 0.25% PIK)	09/11/24	05/04/29	163	214	213	0.7
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	9.17%	05/10/23	04/10/29	8,577	8,442	8,572	26.3
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	9.16%	05/10/23	04/10/29	1,325	1,302	1,325	4.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(13)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	11.25%	04/07/25	04/10/28	415	409	421	1.3
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.15%	01/27/21	01/02/29	10,837	10,770	10,837	33.3
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	9.46%	01/27/21	01/02/29	2,923	2,903	2,923	9.0
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.46%	01/27/21	01/02/29	—	—	9	—
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.01%	08/10/21	09/02/26	5,918	5,896	5,918	18.2
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	10.01%	08/10/21	09/02/26	—	—	2	—
									34,891	35,068	107.7

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.91%	06/14/24	05/14/29	4,486	$4,420	$4,505	13.9%
PANOS Brands, LLC(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	9.95%	06/14/24	05/14/29	61	60	67	0.2
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	10.01%	12/24/24	06/28/28	2,486	2,457	2,486	7.6
									6,937	7,058	21.7
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC(16)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.63%	06/22/21	02/24/26	7,964	7,950	7,964	24.4
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.63%	06/22/21	02/24/26	—	—	1	—
Max Solutions, Inc.(12)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.50%	11.96%	10/07/22	09/29/28	6,469	6,404	6,375	19.6
Max Solutions, Inc.(12)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.49%	11.95%	10/07/22	09/29/28	411	408	405	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	7.49%	11.95%	10/07/22	09/29/28	—	—	(1)	—
									14,762	14,744	45.2
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	9.16%	03/05/25	01/31/31	3,910	3,857	3,860	11.9
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	9.16%	03/05/25	01/31/31	—	—	3	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	9.16%	03/05/25	01/31/31	—	—	1	—
									3,857	3,864	11.9
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, Inc.)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (1M)	6.00%	7.89%	12/16/21	11/01/27	11,945	13,397	14,020	43.0%
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	10.26%	12/16/21	11/01/27	957	948	954	2.9
Meta Buyer LLC (d/b/a Metagenics, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.00%	10.28%	12/16/21	11/01/27	867	861	867	2.7
Meta Buyer LLC (d/b/a Metagenics, Inc.)(15)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.00%	10.28%	12/16/21	11/01/27	1,156	1,148	1,159	3.6
									16,354	17,000	52.2
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.73%	12/28/21	10/19/26	5,524	5,501	5,361	16.5
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.33%	10.81%	02/18/22	10/19/26	1,385	1,379	1,345	4.1
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.72%	02/18/22	10/19/26	797	794	767	2.4
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.76%	03/01/22	01/21/27	5,779	5,749	5,261	16.1
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.76%	03/01/22	01/21/27	725	721	660	2.0
									14,144	13,394	41.1
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	6.00%	10.16%	01/10/24	11/21/29	3,590	3,528	3,514	10.8
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	6.00%	10.16%	01/10/24	11/21/29	—	—	(11)	—
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	12.25%	01/10/24	11/21/28	328	323	323	1.0
E-Phoenix Acquisition Co. Inc. (d/b/a Integreon, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.65%	07/15/21	06/23/27	8,275	8,245	8,275	25.4
									12,096	12,101	37.2
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.76%	08/10/21	07/30/27	14,047	13,961	14,047	43.1
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.76%	08/10/21	07/30/27	3,842	3,818	3,842	11.8
									17,779	17,889	54.9

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.56%	03/05/25	01/31/31	4,060	$4,005	$4,010	12.4%
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.25%	9.55%	03/05/25	01/31/31	436	432	428	1.3
The Crom Corporation(6)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	9.52%	03/05/25	01/31/31	240	237	238	0.7
									4,674	4,676	14.4
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.69%	11/27/23	11/09/28	6,306	6,227	6,279	19.3
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.69%	11/27/23	11/09/28	—	—	7	—
									6,227	6,286	19.3
Total Investments									$342,520	$341,549	1,048.4%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(11)	Share class: Administration (CUSIP: 38141W315)				3.71%				$6,028	$6,028	18.5%
JPMorgan U.S. Treasury Plus Money Market Fund(11)	Share class: Agency (CUSIP: 4812C2742)				3.99%				3,551	3,551	10.9
Total Money Market Funds									9,579	9,579	29.4
Total Investments and Money Market Funds									$352,099	$351,128	1,077.8%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	181	CAD	$131	USD	11/7/25	$1	$—
Morgan Stanley		€489	EUR	$562	USD	11/7/25	—	(14)
Morgan Stanley		£100	GBP	$132	USD	11/7/25	—	(2)
Total							$1	$(16)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 4.1%, 4.0% and 3.8%, respectively, as of September 30, 2025. The Prime was 7.3% as of September 30, 2025. The three-month CORRA was 2.4%. The one and six-month EurIBOR was 1.9% and 2.0%, respectively, as of September 30, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,048.4% of STRS JV’s members’ equity or 93.7% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in EUR.
(10)	Principal amount is denominated in CAD.
(11)	The rate shown is the annualized seven-day yield as of September 30, 2025.
(12)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(13)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(14)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(15)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(16)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

September 30, 2025

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

As of September 30, 2025 and December 31, 2024, the portfolio companies underlying the STRS JV investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited and Solar Holdings Bidco Limited, which are domiciled in the United Kingdom. As of September 30, 2025 and December 31, 2024, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $41,663, and $24,724 under delayed draw term loan commitments and undrawn revolvers as of September 30, 2025 and December 31, 2024, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024:

Selected Balance Sheet Information ($ in thousands)	As of September 30, 2025	As of December 31, 2024
Assets
Investments, at fair value (amortized cost of $342,520 and $296,752 respectively)	$341,549	$294,957
Cash and cash equivalents	20,355	12,454
Interest receivable	2,304	1,427
Amounts receivable on unsettled investment transactions	—	143
Unrealized appreciation on foreign currency forward contracts	—	64
Other assets	122	32
Total assets	$364,330	$309,077
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,582 and $3,024, respectively)	$197,089	$141,057
Note payable to members	128,459	128,459
Interest payable on credit facility	950	807
Interest payable on notes to members	3,481	3,589
Amounts payable on unsettled investment transactions	1,004	—
Unrealized depreciation on foreign currency forward contracts	15	—
Other liabilities	755	558
Total liabilities	331,753	274,470
Members’ equity	32,577	34,607
Total liabilities and members’ equity	$364,330	$309,077

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information ($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and fee income	$9,660	$10,397	$27,242	$30,592
Total investment income	$9,660	$10,397	$27,242	$30,592
Interest expense on credit facility	3,387	3,753	9,588	11,197
Interest expense on notes to members	3,481	3,785	10,432	11,382
Administrative fee	178	166	500	493
Other expenses	270	218	703	573
Total expenses	$7,316	$7,922	$21,223	$23,645
Net investment income	2,344	2,475	6,019	6,947
Net realized gains (losses) on investments and foreign currency transactions	(1)	(45)	14	(97)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(852)	191	(2,286)	2,212
Net increase in members’ equity resulting from operations	$1,491	$2,621	$3,747	$9,062

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2025  and year ended December 31, 2024, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$424,472	$424,472
Second lien secured loans	—	—	3,402	3,402
Unsecured loans	—	—	1,258	1,258
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	33,480	33,480
Equity in STRS JV(1)	—	—	—	21,406
Total investments	$—	$—	$547,028	$568,434
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $39,874 as of September 30, 2025, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at $108 as of September 30, 2025, are characterized in Level 2 of the hierarchy.

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

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2025:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended September 30, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$488,079	$3,384	$1,230	$84,416	$30,458	$607,567
Funding of investments	21,869	—	—	—	21	21,890
Non-cash interest income	377	18	29	—	—	424
Accretion of discount	683	—	(2)	—	—	681
Proceeds from paydowns and sales	(76,435)	—	—	—	(355)	(76,790)
Conversions	(3,291)	—	—	—	3,291	—
Realized gains (losses)	(2,111)	—	—	—	41	(2,070)
Net unrealized appreciation (depreciation)	(4,699)	—	1	—	24	(4,674)
Fair value, end of period	$424,472	$3,402	$1,258	$84,416	$33,480	$547,028
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2025	$(4,621)	$—	$(2)	$—	$27	$(4,596)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Nine months ended September 30, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Funding of investments	112,338	—	—	—	21	112,359
Non-cash interest income	1,530	155	83	—	—	1,768
Accretion of discount	2,555	48	—	—	—	2,603
Proceeds from paydowns and sales	(171,875)	(5,096)	—	—	(355)	(177,326)
Conversions	(10,400)	—	—	—	10,400	—
Realized gains (losses)	(23,782)	—	—	—	41	(23,741)
Net unrealized appreciation (depreciation)	11,413	(47)	—	—	527	11,893
Fair value, end of period	$424,472	$3,402	$1,258	$84,416	$33,480	$547,028
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2025	$(8,532)	$—	$(4)	$—	$524	$(8,012)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended September 30, 2024	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$522,943	$5,002	$1,261	$84,416	$23,080	$636,702
Funding of investments	52,899	—	—	—	—	52,899
Non-cash interest income	2,175	—	26	—	—	2,201
Accretion of discount	1,245	2	2	—	—	1,249
Proceeds from paydowns and sales	(46,121)	—	—	—	—	(46,121)
Conversions	—	—	(167)	—	167	—
Realized gains (losses)	(35)	—	—	—	—	(35)
Net unrealized appreciation (depreciation)	(16,008)	(4)	27	—	(75)	(16,060)
Fair value, end of period	$517,098	$5,000	$1,149	$84,416	$23,172	$630,835
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2024	$(15,454)	$(4)	$27	$—	$(75)	$(15,506)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Nine months ended September 30, 2024	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$555,878	$16,246	$167	$84,416	$16,679	$673,386
Funding of investments	168,899	—	—	—	442	169,341
Non-cash interest income	5,999	—	68	—	—	6,067
Accretion of discount	3,127	19	4	—	—	3,150
Proceeds from paydowns and sales	(195,431)	(2,040)	—	—	—	(197,471)
Conversions	(8,852)	(11,769)	886	—	19,735	—
Realized gains (losses)	(578)	(5,817)	—	—	—	(6,395)
Net unrealized appreciation (depreciation)	(11,944)	8,361	24	—	(13,684)	(17,243)
Fair value, end of period	$517,098	$5,000	$1,149	$84,416	$23,172	$630,835
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2024	$(21,376)	$92	$24	$—	$(13,684)	$(34,944)

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	September 30, 2025	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$365,001	Discounted cash flow analysis	Discount Rate	7.8% - 27.2% (11.5%)
	14,377	Recent transaction	Transaction Price	96.1 - 99.0 (96.7)
	24,193	Enterprise value analysis	EBITDA Multiple	5.5 - 11.0 (8.7)
	1,622	Enterprise value analysis	Revenue Multiple	0.8 - 0.8 (0.8)
	19,279	Expected repayment	Transaction Price	1.0 - 104.0 (89.8)
Second lien secured loans	3,402	Discounted cash flow analysis	Discount rate	9.7% - 9.7% (9.7%)
Unsecured loans	1,258	Discounted cash flow analysis	Discount rate	12.9% - 13.2% (13.1%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	19,307	Enterprise value analysis	EBITDA multiple	6.3 - 12.9 (8.7)
	9,128	Enterprise value analysis	Revenue Multiple	0.8 - 2.3 (2.3)
Preferred equity	4,840	Enterprise value analysis	EBITDA multiple	6.5 - 10.0 (6.9)
Warrant	205	Enterprise value analysis	EBITDA multiple	8.0 - 8.0 (8.0)
Total Level 3 Investments	$547,028
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$439,577	Discounted cash flow analysis	Discount Rate	7.7% - 26.8% (13.1%)
	19,554	Recent transaction	Transaction Price	98.0 - 100.0 (98.5)
	22,923	Enterprise value analysis	EBITDA Multiple	5.8 - 8.0 (6.9)
	1,635	Enterprise value analysis	Revenue Multiple	1.4 - 1.4 (1.4)
	9,104	Expected repayment	Transaction Price	103.0 - 103.0 (103.0)
	373	Collateral analysis	Recovery Rate	0.0 - 15.0 (15.0)
	9,453	Market quotations	Broker quoted price	96.8 - 96.8 (96.8)
	74	Option pricing Model	Volatility	16.0 - 16.0 (16.0)
Second lien secured loans	8,342	Discounted cash flow analysis	Discount rate	11.7% - 12.5% (12.0%)
Unsecured loans	1,175	Discounted cash flow analysis	Discount rate	12.3% - 12.9% (12.6%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	10,728	Enterprise value analysis	EBITDA multiple	5.3 - 13.7 (9.8)
	9,132	Enterprise value analysis	Revenue Multiple	1.4 - 2.0 (2.0)
Preferred equity	2,916	Enterprise value analysis	EBITDA multiple	6.5 - 12.1 (7.5)
Warrant	70	Enterprise value analysis	EBITDA multiple	5.5 - 5.5 (5.5)
Total Level 3 Investments	$619,472
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

The following table presents the principal amount and fair value of the Company’s borrowings as of September 30, 2025 and December 31, 2024. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of September 30, 2025, and December 31, 2024 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of September 30, 2025 and December 31, 2024, the fair value of the 7.875% 2028 Notes and 2025 CLO Notes (as defined in Note 6) approximates the principal amounts outstanding.

		As of September 30, 2025		As of December 31, 2024
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 CLO Notes	3	$174,000	$174,000	$—	$—
JPM Credit Facility	3	—	—	161,493	160,745
5.375% 2025 Notes	3	—	—	40,000	39,594
5.375% 2026 Notes	3	10,000	9,933	10,000	9,765
4.000% 2026 Notes	3	75,000	73,302	75,000	71,342
5.625% 2027 Notes	3	10,000	9,930	10,000	9,719
4.250% 2028 Notes	3	25,000	23,767	25,000	22,911
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$328,500	$325,432	$355,993	$348,576

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts were 180.7% and 180.4%, respectively.

Total borrowings outstanding and available as of September 30, 2025, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility(1)	1/17/2030	S+2.250%	$—	$(1,424)	$100,000
2025 CLO Notes(2)	5/25/2037	S+1.700%	174,000	171,929	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,965	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,588	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,945	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,835	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,688	—
Total debt			$328,500	$323,526	$100,000
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.
(2)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

Total borrowings outstanding and available as of December 31, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility(1)	11/22/2025	S+2.500%	$161,493	$160,745	$173,507
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,892	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,943	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,332	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,926	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,796	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,483	—
Total debt			$355,993	$353,117	$173,507
(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

The Credit Facility bears interest at SOFR plus 2.25% on all outstanding USD denominated borrowings. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The Company is also required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. The minimum borrowing requirement is $25,000 as of September 30, 2025. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $141,588 as of September 30, 2025. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of September 30, 2025, the Company had no outstanding borrowings and $100,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were zero and $103,349 at a weighted average interest rate of zero and 6.54% for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the interest rate in effect on outstanding borrowings was zero. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of September 30, 2025, due to borrowing base limitations, approximately $23,355 was available to be drawn by the Company based on these requirements.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Credit Facility Interest Expense ($ in thousands)	2025	2024	2025	2024
Stated Interest Expense	$283	$3,999	$6,359	$12,614
Amortization of debt issuance costs	83	209	271	627
Total interest and other debt financing costs	$366	$4,208	$6,630	$13,241
Capital paid for interest expense	$316	$4,015	$7,330	$5,262
Annualized average stated interest rate	0.0%	7.7%	6.5%	7.8%
Average outstanding balance	$—	$175,830	$103,349	$190,215

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

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174,000 of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30,000 of AA-rated Class B Notes (the “Class B Notes”); (iii) $24,000 of A-rated Class C Notes (the “Class C Notes”). Additionally, $70,150 of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of September 30, 2025, the Company indirectly retained $30,000 of the Class B Notes, $24,000 of the Class C Notes and $70,150 of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of September 30, 2025, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of September 30, 2025:

		September 30, 2025
CLO Note Tranches ($ in thousands)	Maturity	Principal	Interest Rate
Class A Notes	5/25/2037	$174,000	SOFR (3M) + 1.70%
Class B Notes(1)	5/25/2037	30,000	SOFR (3M) + 2.15%
Class C Notes(1)	5/25/2037	24,000	SOFR (3M) + 2.80%
2025 Subordinated CLO Notes(1)	5/25/2037	70,150	None
Total Notes		$298,150
(1)	The Company retained the Class B Notes, Class C Notes and Subordinated Notes issued in the CLO Transaction, which are eliminated in consolidation.

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

As of September 30, 2025, there were 35 portfolio companies with a total fair value of approximately $276,108 securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of September 30, 2025, the interest rate in effect on outstanding borrowings was 6.0%.

The interest charged under the 2025 CLO Securitization is based on three-month Term SOFR. For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 CLO Securitization were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
2025 CLO Notes Interest Expense ($ in thousands)	2025	2024	2025	2024
Stated Interest Expense	$2,650	$—	$3,261	$—
Amortization of debt issuance costs	44	—	54	—
Total interest and other debt financing costs	$2,694	$—	$3,315	$—
Capital paid for interest expense	$—	$—	$—	$—
Annualized average stated interest rate	6.0%	—%	6.0%	—%
Average outstanding balance	$174,000	$—	$72,022	$—

5.375% 2025 Notes: On October 20, 2020, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”) governing the issuance of $40,000 in aggregate principal amount of unsecured notes (the “5.375% 2025 Notes”) to qualified institutional investors in a private placement. The 5.375% 2025 Notes have a fixed interest rate of 5.375% and are due on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by the Company or its affiliates in accordance with their terms. Interest on the 5.375% 2025 Notes is payable semiannually on April 20 and October 20, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2025 Notes cease to have an investment grade rating. In addition, the Company is obligated to offer to repay the 5.375% 2025 Notes at par if certain change in control events occur. The 5.375% 2025 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company. The closing of the transaction occurred on October 20 2020. We used the net proceeds from this offering to redeem existing debt. On September 29, 2025 the 5.375% 2025 Notes were fully repaid by the Company.

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

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Senior Unsecured Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Senior Unsecured Notes Interest Expense ($ in thousands)	2025	2024	2025	2024
Stated Interest Expense	$2,501	$2,507	$7,516	$7,522
Amortization of debt issuance costs	222	213	648	639
Total interest and other debt financing costs	$2,723	$2,720	$8,164	$8,161
Capital paid for interest expense	$1,629	$679	$6,643	$679
Annualized average stated interest rate	5.2%	5.2%	5.2%	5.2%
Average outstanding balance	$193,630	$194,500	$194,207	$194,500

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

The following table details management fee expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
Management Fees ($ in thousands)	2025	2024	2025	2024
Base management fees	$2,774	$3,014	$8,451	$9,196
Total management fees	$2,774	$3,014	$8,451	$9,196

As of September 30, 2025 and December 31, 2024, management fees payable on the consolidated statements of assets and liabilities were $2,774 and $2,932, respectively.

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

The following table provides a breakdown of the performance-based incentive fees for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
Performance-based Incentive Fees ($ in thousands)	2025	2024	2025	2024
Income incentive fee	$1,525	$2,289	$4,876	$7,315
Capital gains incentive fee	—	—	—	—
Total performance-based incentive fees	$1,525	$2,289	$4,876	$7,315

As of September 30, 2025 and December 31, 2024, incentive fees payable on the consolidated statements of assets and liabilities were $18,460 and $17,848, respectively. As of September 30, 2025 and December 31, 2024, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During both the three and nine months ended September 30, 2025 and 2024, the Company incurred $171 and $512 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of September 30, 2025 and December 31, 2024, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of September 30, 2025 and December 31, 2024, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $6,429,578 and $5,890,052, respectively.

STRS JV: For the three and nine months ended September 30, 2025, the Company sold $24,180 and $64,026 of investments to STRS JV and recognized $1 and $3 net realized losses, respectively. For the three and nine months ended September 30, 2024, the Company sold $15,054 and $45,520 of investments to STRS JV and recognized $12 and $14 net realized losses, respectively.

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

The balance of unfunded commitments to extend credit was $30,349 and $26,385 as of September 30, 2025 and December 31, 2024, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of September 30, 2025 and December 31, 2024:

Unfunded Commitments ($ in thousands)	As of September 30, 2025	As of December 31, 2024
Revolving Loan Commitments:
Bridgepoint Healthcare, LLC	$397	$1,350
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	643	459
Claridge Products and Equipment, LLC	140	70
Coastal Television Broadcasting Group LLC	—	309
EducationDynamics, LLC	840	1,199
ELM One Call Locators, Inc. (d/b/a One Call Locators, Ltd.)	900	—
Four Winds Health, LLC	625	—
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	336	194
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	403	—
Juniper Landscaping Holdings LLC	787	—
Leviathan Intermediate Holdco, LLC	570	570
LogicMonitor, Inc.	778	778
Media Source, LLC (d/b/a Media Source Inc.)	608	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	—	246
M&M OpCo, LLC (d/b/a Escalent, Inc.)	148	238
PANOS Brands, LLC	357	384
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	2,646	2,646
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	281	146
Telestream Holdings Corporation	—	241
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)	497	—
The Kyjen Company, LLC (d/b/a Outward Hound)	798	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Trailhead Media LLC	—	870
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	428	515
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	—	1,195
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	16,282	15,510

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Avision Holdings, LLC (d/b/a Avision Sales Group)	1,756	1,756
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	811	—
Four Winds Health, LLC	2,500	—
Juniper Landscaping Holdings LLC	2,860	—
Kelso Industries LLC	489	1,389
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	1,076	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	451	878
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	1,107
Trailhead Media LLC	—	2,174
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	1,288
Total unfunded delayed draw loan commitments	14,067	10,875
Total Unfunded Commitments	$30,349	$26,385

As of September 30, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

No shares were issued pursuant to the ATM program during the three and nine months ended September 30, 2025 and 2024, respectively.

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2025	2024
Per share data:(1)
Net asset value, beginning of period	$12.31	$13.63
Net investment income	0.84	1.26
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.58)	(0.96)
Net increase in net assets resulting from operations	0.26	0.30
Distributions declared from net investment income	(1.16)	(1.16)
Net asset value, end of period	$11.41	$12.77
Total annualized return based on market value(2)	(38.12)%	(7.91)%
Total annualized return based on net asset value	2.84%	2.94%
Net assets, end of period	$265,245	$296,875
Per share market value at end of period	$6.92	$11.57
Shares outstanding end of period	23,243,088	23,243,088
Ratios/Supplemental Data:(3)
Ratio of expenses before incentive fees to average net assets(4)	14.75%	14.92%
Ratio of incentive fees to average net assets	2.32%	3.10%
Ratio of total expenses to average net assets(4)	17.07%	18.02%
Ratio of net investment income to average net assets(4)	9.29%	12.39%
Portfolio turnover ratio	18.56%	25.01%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(3)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(4)	Calculated using total expenses, including income tax provision.

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

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$(556)	$(6,858)	$5,958	$6,950
Weighted average shares outstanding	23,243,088	23,243,088	23,243,088	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$(0.02)	$(0.30)	$0.26	$0.30

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

NOTE 13 - SUBSEQUENT EVENTS

On November 10, 2025, the Company’s board of directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $15,000 of its common stock on the open market or in privately negotiated purchases at prices below the Company’s then-current net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934 (the "Repurchase Program"). The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The timing and amount of any common stock repurchased depend on the terms and conditions of the Repurchase Program, the market price of the common stock and trading volumes. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

On November 10, 2025, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next two fiscal quarters ending December 31, 2025 and March 31, 2026, respectively.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	the impact of a changing interest rate environment;
●	changes in political, economic or industry conditions, including the imposition or increase of tariffs or other trade-related impositions imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries and conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing global conflicts and wars;
●	elevated levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the impact of interruptions in the supply chain on our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our ability to maintain our qualification as a BDC, and as a RIC under the Code;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;
●	the impact of future acquisitions and divestitures; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

Recent Developments

On November 10, 2025, our board of directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $15.0 million of its common stock on the open market or in privately negotiated purchases at prices below our then-current net asset value per share in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934 (the "Repurchase Program"). The timing, manner, price and amount of any share repurchases will be determined by us, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The timing and amount of any common stock repurchased depend on the terms and conditions of the Repurchase Program, the market price of the common stock and trading volumes. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

On November 10, 2025, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next two fiscal quarters ending December 31, 2025 and March 31, 2026, respectively.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024

Set forth below are the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Three Months	Nine months ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Total investment income	$17,691	$22,851	$(5,160)	$55,330	$71,808	$(16,478)
Total expenses	11,590	13,697	(2,107)	35,824	42,547	(6,723)
Net investment income	6,101	9,154	(3,053)	19,506	29,261	(9,755)
Net realized gains/(losses) on investments and foreign currency transactions	(1,770)	39	(1,809)	(24,217)	(5,688)	(18,529)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	(4,887)	(16,051)	11,164	10,669	(16,623)	27,292
Net increase (decrease) in net assets resulting from operations	$(556)	$(6,858)	$6,302	$5,958	$6,950	$(992)

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

Consolidated operating results for the three and nine months ended September 30, 2025 and 2024 are as follows:

Net Investment Income

Net investment income for the three and nine months ended September 30, 2025 totaled $6.1 million and $19.5 million, respectively. Net investment income for the three and nine months ended September 30, 2024 totaled $9.2 million and $29.3 million, respectively. Net investment income decreased by $3.1 million and $9.8 million for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Three Months	Nine months ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$13,531	$16,363	$(2,832)	$41,465	$51,622	$(10,157)
PIK income	424	2,201	(1,777)	1,768	6,067	(4,299)
Fee and dividend income	177	276	(99)	1,445	1,404	41
Investment income of STRS JV:
Interest and dividend income	$3,559	$4,011	$(452)	$10,652	$12,715	$(2,063)
Total investment income	$17,691	$22,851	$(5,160)	$55,330	$71,808	$(16,478)

Interest income other than PIK income, decreased $2.8 million and $10.2 million for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the three and nine months ended September 30, 2025, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $495.0 million and $531.8 million, and 9.9% and 9.3%, respectively. For the three and nine months ended September 30, 2024, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $567.7 million and $590.2 million and 10.3% and 10.7% respectively. During the the three months ended June 30, 2024 and three months ended September 30, 2024, the  Honors Holdings, LLC (d/b/a Orange Theory) and Telestream Holdings Corporation investments were placed on non-accrual status, respectively.

PIK income decreased by $1.8 million for the three months ended September 30, 2025 from the three months ended September 30, 2024, primarily due to PIK income earned of $0.9 million on the MSI Information Services, Inc. and $0.4 million on the Telestream Holdings Corporation investments during the three months ended September 30, 2024. PIK income decreased $4.3 million for the nine months ended September 30, 2025 from the nine months ended September 30, 2024 due to PIK income earned in the nine-months ended September 30, 2024, primarily due to $2.0 million on the Telestream Holdings Corporation, $0.9 million on the Honors Holdings, LLC (d/b/a Orange Theory) and $0.9 million on the MSI Information Services investments, respectively.

We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected. For the three and nine months ended September 30, 2025, PIK income as a percentage of total investment income was 2.4% and 3.2%, respectively. For the three and nine months ended September 30, 2024, PIK income as a percentage of total investment income was 9.6% and 8.4%, respectively.

Fee and dividend income decreased by $0.1 million for the three months ended September 30, 2025 from the three months ended September 30, 2024. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. For the three and nine months ended September 30, 2025, we earned non-recurring fee income of $0.1 million and $1.1 million, respectively. For the three and nine months ended September 30, 2024, we earned non-recurring fee income of $0.2 million and $1.0 million, respectively.

Interest and dividend income from STRS JV decreased by $0.5 million and $2.1 million for the three and nine months ended September 30, 2025 from the the three months ended September 30, 2024, primarily attributable to a decrease in base rates and portfolio yields.

Operating Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Three Months	Nine months ended September 30,		2025 vs 2024
($ in thousands)	2025	2024	Variance	2025	2024	Variance
Interest expense	$5,783	$6,928	$(1,145)	$18,109	$21,402	$(3,293)
Base management fees	2,774	3,014	(240)	8,451	9,196	(745)
Performance-based incentive fees	1,525	2,289	(764)	4,876	7,315	(2,439)
Administrative service fees	171	171	—	512	512	—
General and administrative expenses	1,151	1,001	150	3,399	3,269	130
Total expenses, before excise tax	11,404	13,403	(1,999)	35,347	41,694	(6,347)
Excise tax	186	294	(108)	477	853	(376)
Total expenses, including excise tax	$11,590	$13,697	$(2,107)	$35,824	$42,547	$(6,723)

Interest expense decreased by $1.1 million and $3.3 million for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024, primarily due to lower weighted average borrowing base and weighted average interest rate. For the three and nine months ended September 30, 2025, the weighted average outstanding borrowings were $367.6 million and $369.6 million at a weighted average interest rate of 5.54% and 5.70%, respectively. For the three and nine months ended September 30, 2024, the weighted average outstanding borrowings were $370.3 million and $384.7 million at a weighted average interest rate of 6.36% and 6.46%, respectively.

Base management fees decreased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2025 from the three months ended September 30, 2024, primarily due to lower gross assets.

Performance-based incentive fees decreased by $0.8 million and $2.4 million for the three and nine months ended September 30, 2025 from the three and nine months ended September 30, 2024, primarily due to lower pre-incentive fee net investment income. For the three and nine months ended September 30, 2025 and 2024, there were no capital gains incentive fee expenses incurred.

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

Excise tax was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. Excise tax was $0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025 and December 31, 2024, we accrued a net federal excise tax expense of $0.6 million and $1.1 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
AG Kings Holdings Inc.(1)	$—	$—	$—	$0.6
American Crafts, LC	—	—	(21.0)	—
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	—	—	—	(3.1)
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	—	—	—	(2.9)
MSI Information Services, Inc.	(2.1)	—	(2.1)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	—	—	(0.2)
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	—	—	—	(0.2)
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	—	—	(0.7)	—
Other(2)	—	—	0.1	0.1
Total net realized gains/(losses) on investments	$(2.1)	$—	$(23.7)	$(5.7)
(1)	Escrow receivable amounts were recognized in connection with cash proceeds received from realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2025	2024	2025	2024
Gross unrealized appreciation on investments	$3.3	$5.4	$7.0	$8.3
Gross unrealized depreciation on investments	(9.9)	(20.8)	(19.1)	(28.2)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	1.6	(0.5)	22.7	3.0
Total unrealized appreciation (depreciation) on investments	$(5.0)	$(15.9)	$10.6	$(16.9)
(1)	The nine months ended September 30, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2025 and December 31, 2024, we had commitments to fund approximately $30.3 million and $26.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $76.3 million during the nine months ended September 30, 2025, primarily from realizations and repayments on our investments, partially offset from acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $58.2 million during the nine months ended September 30, 2025, primarily due to payment of distributions to stockholders and repayment of net borrowings on the Credit Facility, the 5.375% 2025 Notes, offset with the issuance of the 2025 CLO Notes.

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

As of September 30, 2025, we had cash and cash equivalent resources of $45.9 million, including $36.4 million of restricted cash. As of September 30, 2025, we had approximately $100.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement. As of September 30, 2025, due to borrowing base limitations, approximately $23.4 million was available to be drawn under the Credit Facility based on these requirements.

As of December 31, 2024, we had cash and cash equivalent resources of $27.8 million, including $15.4 million of restricted cash. As of December 31, 2024, we had approximately $173.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of September 30, 2025, STRS JV had total assets of $364.3 million. As of December 31, 2024, STRS JV had total assets of $309.1 million.

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

As of both September 30, 2025 and December 31, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of both September 30, 2025 and December 31, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of September 30, 2025 and December 31, 2024:

($ in thousands)	As of September 30, 2025	As of December 31, 2024
Total investments(1)	$341,549	$294,957
Weighted average effective yield on total portfolio(2)	10.3%	11.1%
Number of portfolio companies in STRS JV	43	38
Largest portfolio company investment(1)	17,889	17,949
Total of five largest portfolio company investments(1)	79,141	79,058
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of September 30, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$342,520	$341,549	$296,752	$294,957
Total	$342,520	$341,549	$296,752	$294,957

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2025		As of December 31, 2024
Advertising	$18,465	5.4%	$12,035	4.1%
Aerospace & Defense	—	—	3,682	1.2
Air Freight & Logistics	3,382	1.0	3,311	1.1
Asset Management & Custody Banks	8,104	2.4	—	—
Broadline Retail	17,111	5.0	17,827	6.0
Building Products	22,442	6.6	13,437	4.6
Commodity Chemicals	6,944	2.0	—	—
Construction & Engineering	12,803	3.7	16,253	5.5
Data Processing & Outsourced Services	12,935	3.8	12,885	4.4
Distributors	9,404	2.8	9,372	3.2
Diversified Support Services	17,518	5.1	19,282	6.5
Electrical Components & Equipment	3,393	1.0	3,479	1.2
Environmental & Facilities Services	29,205	8.6	29,963	10.2
Food Distributors	4,932	1.4	4,993	1.7
Health Care Facilities	12,370	3.6	8,004	2.7
Health Care Services	4,996	1.5	4,995	1.7
Health Care Supplies	—	—	7,696	2.6
Health Care Technology	4,145	1.2	—	—
Household Appliances	8,218	2.4	7,632	2.6
Household Products	10,516	3.1	—	—
Human Resource & Employment Services	2,586	0.8	—	—
IT Consulting & Other Services	35,068	10.3	32,720	11.1
Packaged Foods & Meats	7,058	2.1	7,009	2.4
Paper & Plastic Packaging Products & Materials	14,744	4.3	14,881	5.0
Personal Care Products	3,864	1.1	—	—
Pharmaceuticals	17,000	5.0	15,461	5.2
Real Estate Services	13,394	3.9	13,782	4.7
Research & Consulting Services	12,101	3.5	11,977	4.1
Technology Hardware, Storage & Peripherals	17,889	5.2	17,949	6.1
Water Utilities	4,676	1.4	—	—
Wireless Telecommunication Services	6,286	1.8	6,332	2.1
Total	$341,549	100.0%	$294,957	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2025 and December 31, 2024 and selected statement of operations information for the three and nine months ended September 30, 2025 and 2024.

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

As of September 30, 2025, the Credit Facility provided for borrowings in an aggregate principal amount up to $100.0 million. As of September 30, 2025, the required minimum outstanding borrowings under the Credit Facility were $25.0 million.

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

Advances under the Credit Facility are based on SOFR for USD denominated borrowings plus an annual spread of 2.25%. The Credit Facility bears interest at EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings and SONIA for GBP denominated borrowings, plus a spread of 2.25% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit is required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder are due and payable, on January 17, 2030.

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

As of September 30, 2025, there were no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $100.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $141.6 million as of September 30, 2025.

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

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174.0 million of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30.0 million of AA-rated Class B Notes (the “Class B Notes”); (iii) $24.0 million of A-rated Class C Notes (the “Class C Notes”). Additionally, $70.15 million of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of September 30, 2025, the Company indirectly retained $30.0 million of the Class B Notes, $24.0 million of the Class C Notes and $70.15 million of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of September 30, 2025, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of September 30, 2025:

		September 30, 2025
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

As of September 30, 2025, there were 35 portfolio companies with a total fair value of approximately $276.1 million securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

5.375% 2025 Notes

On October 20, 2020, we entered into the 2025 Note Purchase Agreement to sell in a private offering $40 million of aggregate principal amount of unsecured notes to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act. Interest on the 5.375% 2025 Notes is payable semiannually on April 20 and October 20, at a fixed, annual rate of 5.375%. This interest rate is subject to increase (up to 6.375%) in the event that, subject to certain exceptions, the 5.375% 2025 Notes cease to have an investment grade rating. The 5.375% 2025 Notes mature on October 20, 2025, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 5.375% 2025 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on October 20, 2020. We used the net proceeds from this offering to redeem existing debt. On September 29, 2025 the 5.375% 2025 Notes were fully repaid by the Company.

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

Portfolio Investments and Yield

As of September 30, 2025, our investment portfolio consisted primarily of senior secured loans across 125 positions in 66 companies with an aggregate fair value of $568.4 million. As of September 30, 2025, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 0.9% based on fair value. As of September 30, 2025, our portfolio had an average investment size of $3.8 million based on fair value and average debt investment size of $5.2 million, with investment sizes ranging from zero to $22.2 million and a weighted average effective yield of 9.5% (and a weighted average effective yield on income-producing debt investments of 11.6%).

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

For the nine months ended September 30, 2025, we invested $112.4 million in new and existing portfolio companies, offset by repayments and sales of $177.3 million. Proceeds from sales totaled $57.3 million while repayments included $30.3 million of scheduled repayments and $89.7 million of unscheduled repayments.

For the nine months ended September 30, 2024, we invested $169.3 million in new and existing portfolio companies, offset by repayments and sales of $198.1 million. Proceeds from sales totaled $72.9 million while repayments included $5.0 million of scheduled repayments and $120.2 million of unscheduled repayments.

In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments to MSI Information Services, Inc., which had a cost basis of $9,602 were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, LLC). The remaining portion of the MSI Information Services, Inc. first lien secured investments, with a cost basis of $2,111, was recognized as a net realized loss in the consolidated statements of operations.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of September 30, 2025		As of December 31, 2024
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$50.0	8.8%	$70.5	11.0%
2	414.8	73.0	395.4	61.5
3	68.4	12.0	128.9	20.1
4	25.2	4.4	38.9	6.1
5	10.0	1.8	8.5	1.3
Total Portfolio	$568.4	100.0%	$642.2	100.0%

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

During the three and nine months ended September 30, 2025, we declared to stockholders distributions of $0.385 and $1.160 per share for total distributions of $8.9 million and $26.8 million respectively. During the three and nine months ended September 30, 2024, we declared to stockholders distributions of $0.385 and $1.160 per share for total distributions of $8.9 million and $26.8 million respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2025, we estimate that distributions to stockholders included $26.8 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2024 and current earnings for the nine months ended September 30, 2025. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Assuming that the consolidated statement of assets and liabilities as of September 30, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(14,915)	$(5,220)	$(9,695)
(250)	(12,617)	(4,350)	(8,267)
(200)	(10,175)	(3,480)	(6,695)
(150)	(7,665)	(2,610)	(5,055)
(100)	(5,110)	(1,740)	(3,370)
(50)	(2,555)	(870)	(1,685)
50	2,555	870	1,685
100	5,110	1,740	3,370
150	7,665	2,610	5,055
200	10,219	3,480	6,739
250	12,774	4,350	8,424
300	15,329	5,220	10,109
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of September 30, 2025, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Realized gain (loss) on forward currency contracts	$303	$9	$325	$9
Unrealized appreciation (depreciation) on forward currency contracts	87	(9)	88	27
Total net realized and unrealized gains (losses) on forward currency contracts	$390	$—	$413	$36

Item 4. Controls and Procedures

As of the period covered by this quarterly report on Form 10-Q, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic filings with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WhiteHorse Finance, Inc.

Dated: November 10, 2025	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2025	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)