Form 10-K
period 2025-12-31
WhiteHorse Finance, Inc.
filed 2026-03-06
CIK 1552198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2025 based on the closing price on that date of $8.72 on the Nasdaq Global Select Market was approximately $158.9 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 22,234,045 shares of the registrant’s common stock outstanding as of February 28, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WHITEHORSE FINANCE, INC.

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

●	“we,” “us,” “our,” the “Company” and “WhiteHorse Finance” refer (unless the context otherwise requires) to WhiteHorse Finance, Inc., a Delaware corporation, and its consolidated subsidiaries, WhiteHorse Credit (as defined below) and WhiteHorse California (as defined below);
●	“H.I.G. Capital” refers (unless the context otherwise requires), collectively, to H.I.G. Capital, L.L.C., a Delaware limited liability company, and its affiliates. H.I.G. Capital employs all of WhiteHorse Finance’s investment professionals, as well as those of WhiteHorse Advisers (as defined below), WhiteHorse Administration (as defined below) and their respective affiliates;
●	“WhiteHorse Credit” refers to WhiteHorse Finance Credit I, LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Finance;
●	“WhiteHorse California” refers to WhiteHorse Finance (CA), LLC, a special purpose Delaware limited liability company and a wholly owned subsidiary of WhiteHorse Credit;
●	“WhiteHorse Advisers” and the “Investment Adviser” refer to H.I.G. WhiteHorse Advisers, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“WhiteHorse Administration” and the “Administrator” refer to H.I.G. WhiteHorse Administration, LLC, a Delaware limited liability company and an affiliate of H.I.G. Capital;
●	“WhiteHorse Finance CLO I” refers to WhiteHorse Finance CLO I, LLC, a Delaware limited liability company;
●	“5.375% 2025 Notes” refer to the $40 million aggregate principal amount of 5.375% unsecured notes due 2025 privately issued on October 20, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2025 Note Purchase Agreement” refers to the note purchase agreement, dated October 20, 2020, governing the issuance and sale of the 5.375% 2025 Notes;
●	“5.375% 2026 Notes” refer to the $10 million aggregate principal amount of 5.375% unsecured notes due 2026 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2026 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.375% 2026 Notes;
●	“5.625% 2027 Notes” refer to the $10 million aggregate principal amount of 5.625% unsecured notes due 2027 privately issued on December 4, 2020 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“2027 Note Purchase Agreement” refers to the note purchase agreement, dated December 4, 2020, governing the issuance and sale of the 5.625% 2027 Notes;
●	“4.250% 2028 Notes” refer to the $25 million aggregate principal amount of 4.25% unsecured notes due 2028 privately issued on December 6, 2021 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;

●	“2028 Note Purchase Agreement” refers to the note purchase agreement, dated December 6, 2021, governing the issuance and sale of the 4.25% 2028 Notes;
●	“4.000% 2026 Notes” refer to the $75 million aggregate principal amount of 4.00% unsecured notes due 2026 issued on November 24, 2021;
●	“7.875% 2028 Notes” refer to the $34.5 million aggregate principal amount of 7.875% unsecured notes due 2028 issued August 24, 2023;
●	“6.000% 2023 Notes” refer to the $30 million aggregate principal amount of 6.00% unsecured notes due 2023 privately issued on August 7, 2018 to qualified institutional investors in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended;
●	“Public Notes” refers (unless the context otherwise requires) collectively to the 7.875% 2028 Notes and the 4.000% 2026 Notes;
●	“Private Notes” refers (unless the context otherwise requires) collectively to the 6.000% 2023 Notes, the 5.375% 2026 Notes, the 5.625% 2027 Notes and the 4.250% 2028 Notes;
●	“2020 Notes” refer to the $30 million senior notes issued on July 23, 2013 and fully redeemed by us on August 9, 2018;
●	“2025 Public Notes” refer to the $35 million aggregate principal amount of 6.50% unsecured notes due 2025 issued on November 13, 2018 and fully redeemed by us on December 17, 2021; and
●	“Credit Facility” refers to the $100 million secured revolving credit facility between WhiteHorse Credit, as borrower, and the “Lender”, which refers, collectively, to JPMorgan Chase Bank, N.A., together with any additional lenders that may join the Credit Facility in the future.
●	“2025 CLO Securitization” functions as a source of long-term balance sheet financing for a portion of the Company’s portfolio investments and, as a result, the debt issued in connection with the 2025 CLO Securitization that is held by external counterparties to the Company is subject to the Company’s regulatory asset coverage requirement.

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

As of December 31, 2025, our investment portfolio consisted primarily of senior secured loans across 129 positions in 68 companies with an aggregate fair value of approximately $578.6 million. As of December 31, 2024, our investment portfolio consisted primarily of senior secured loans across 127 positions in 71 companies with an aggregate fair value of approximately $642.2 million. As of both dates, the majority of our portfolio comprised senior secured loans to lower middle market borrowers.

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

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in us:

●	We are subject to substantial regulation, including regulations governing our operation as a business development company and RIC. The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective and affect our ability to, and the way in which we, raise additional debt or equity capital.
●	We are highly dependent upon our Investment Adviser, H.I.G. Capital and their respective affiliates for our future success, including their key personnel, proprietary deal-flow network of potential deal sources and expertise.
●	There are significant potential conflicts of interest that could affect our investment returns, particularly conflicts of interests of our Investment Adviser and its affiliates.
●	We are exposed to risks associated with changes in interest rates.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies.
●	Our investment opportunities may be limited by the highly competitive market in which we operate.
●	Our returns will be reduced by any corporate income tax that our subsidiaries pay.
●	We finance our investments with borrowed money, which will increase the potential for gain or loss on amounts invested and may increase the risk of investing in us. Additionally, the SBCAA allows us to incur additional leverage, which may further magnify the risks of investing with us.
●	Our business and the businesses of our portfolio companies are dependent on bank relationships, and recent concerns associated with the banking system may adversely impact us.
●	We may be exposed to risks with respect to our investments that include original issue discount, or OID, or contractual payment-in-kind interest, or PIK interest.
●	We may expose ourselves to risks by engaging in hedging transactions.
●	Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
●	Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
●	Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
●	A significant portion of our portfolio securities do not have a readily available market price and, as a result, valuations of our portfolio involve uncertainties and subjective determinations.
●	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Provisions of the General Corporation Law of the State of Delaware, or the DGCL, our certificate of incorporation and bylaws, and documents governing our indebtedness could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.
●	Each of our Investment Adviser and our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
●	Efforts to comply with Section 404 of the Sarbanes-Oxley Act involve significant expenditures, and non-compliance may adversely affect us and the market price of our common stock.
●	Our investments in portfolio companies may be risky, and we could lose all or parts of our investments. Middle-market companies in which we primarily invest, as compared with larger companies, may have more limited financial resources, less predictable operating results, greater exposure to economic downturns and limited operating histories, and, for many of our investments, the portfolio companies are highly leveraged and there is little or no publicly available information about them, and our investments in such companies are not rated by any rating agency.
●	We may invest through joint ventures, partnerships or other special purpose vehicles, and our investments through these vehicles may entail greater risks; investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

●	We are subject to risks related to indebtedness, including indebtedness under our Credit Facility and our public and private notes, which may have a material adverse effect on our business, financial condition and results of operations.
●	The trading market or market value of our publicly issued debt and equity securities may fluctuate.
●	Our credit ratings may not reflect all risks of an investment in our debt securities.
●	If we receive stockholder approval, we may issue shares of our common stock at a price below the then current net asset value, or NAV, per share of our common stock, which could materially dilute your interest in our common stock and reduce our NAV per share.
●	Investing in our equity securities may involve an above average degree of risk, including the risk that our shares may trade at a discount to their NAV, the risk that you may not receive distributions, the risk that you could experience dilution in your ownership percentage if you do not participate in our distribution reinvestment plan, and the risk that you may receive shares of our common stock as dividends. Our stock repurchase program could affect the price of our common stock and increase volatility; such program could be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.
●	We are a holding company and depend on payments from our subsidiaries in order to make payments on any debt securities that we may issue as well as to pay dividends on our common stock. Any debt securities that we issue will be structurally subordinated to the obligations of our subsidiaries.
●	Global economic, political and market conditions, including those caused by the ongoing war between Russia and Ukraine, the conflicts in the Middle East, Iran and the Gulf States, U.S. military action in Venezuela, as well as global pandemics, may adversely affect our business, results of operations and financial condition.
●	Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.
●	We and our Investment Adviser could be the target of litigation. Reductions, waivers or absorption of fees and costs paid to the Investment Adviser can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged.
●	We are subject to ongoing risks related to corporate social responsibility.
●	We are subject to risks associated with artificial intelligence and machine learning technology.
●	Historically, we had a weaknesses in our disclosure controls and procedures with respect to our filing status determination, and we may identify additional weaknesses in the future or otherwise fail to maintain effective internal disclosure controls or procedures, which may result in future financial statements containing errors that will be undetected and could impact the operation of our business including our ability to obtain financing, the cost of financing we obtain or require additional expenditures of resources to comply with applicable requirements.

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

Under an administration agreement, or the Administration Agreement, an affiliate of our investment adviser, WhiteHorse Administration, provides the administrative services necessary for us to operate.

About H.I.G. Capital

H.I.G. Capital, founded in 1993, is a leading global alternative asset manager focused on the lower middle market. As of December 31, 2025, H.I.G. Capital managed approximately $70 billion of capital (based on regulatory assets under management, as reported on Form ADV) across multiple investment funds supported by approximately 520 dedicated investment professionals. These investment professionals bring a depth of experience and skills across a broad range of industries and transaction types, including primary loan originations, secondary debt purchases and special situations and distressed debt investing.

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

Investment Process Overview

Sourcing. Our deal flow and idea generation for lower middle market investments primarily originates from H.I.G. Capital’s extensive network of informal and unconventional deal sources in the lower middle market business community. Built over the past 33 years, this deal sourcing network includes accountants, attorneys, brokers, insurance agents, consultants and financial advisors who have access to lower middle market companies. The contacts in H.I.G. Capital’s network generally operate outside of the structured investment banking infrastructure and typically play a limited introductory role to the companies and their management teams. In addition, H.I.G. Capital promotes a culture in which sourcing is considered a focus for its approximately 520 investment professionals throughout its 18 offices, from analysts to managing directors. Lastly, H.I.G. Capital’s in-house business development group of approximately 25 dedicated deal sourcing professionals supplements this effort through an outbound calling program.

Due Diligence. We believe that the cornerstone of generating attractive risk-adjusted returns is a thorough due diligence process. We utilize the same methodology to evaluate potential investments that H.I.G. Capital has used over the past 33 years, which includes employing a highly analytical, private equity-like framework for rigorously assessing companies, extensive due diligence and a disciplined risk valuation methodology that guides investment decisions. As part of every transaction we consider and analyze the following key target company criteria: (1) cash flow generation, (2) underlying asset valuation, (3) competitive position, (4) industry dynamics and (5) strength of management. In addition, our due diligence process for lower middle market companies will typically entail:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$27.3	4.7%	$70.5	11.0%
2	469.5	81.2	395.4	61.5
3	45.7	7.9	128.9	20.1
4	15.9	2.7	38.9	6.1
5	20.2	3.5	8.5	1.3
Total Portfolio	$578.6	100.0%	$642.2	100.0%

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

WHF STRS Ohio Senior Loan Fund

In January 2019, we and State Teachers Retirement System of Ohio, or STRS Ohio, formed a joint venture, WHF STRS Ohio Senior Loan Fund, or STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically are based on a floating interest rate index such as SOFR and have a term of three to six years. STRS JV was formed as a Delaware limited liability company and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. STRS JV invests in portfolio companies in the same industries in which we may directly invest. As of December 31, 2025 and 2024, STRS JV had $335.9 million and $309.1 million in total assets, respectively.

We provide capital to STRS JV in the form of limited liability company, or LLC, equity interests and subordinated notes. As of December 31, 2025, we and STRS Ohio owned 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. STRS JV is managed by a four-person board of managers, two of whom are selected by us and two of whom are selected by STRS Ohio.

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

Competition

Our primary competitors that provide financing to lower middle market companies include public and private investment funds, including other business development companies, registered closed end funds, including interval funds, private credit funds, commercial and investment banks, commercial financing companies, specialty finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

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

Base Management Fee

Effective January 1, 2024, the base management fee is calculated at an annual rate equal to 1.75% based on our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds). However, the base management fee will be calculated at an annual rate equal to 1.25% of our consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds), that exceed the product of (i) 200% and (ii) the value of our total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

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

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income

(expressed as a percentage of the value of net assets)

On November 10, 2025, the Investment Adviser agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the two fiscal quarters ending December 31, 2025 and March 31, 2026, respectively. The Investment Adviser has no obligation to maintain such waiver after March 31, 2026.

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

Duration and Termination

The Investment Advisory Agreement, originally approved on September 18, 2012 and subsequently amended and restated on August 1, 2018 and February 22, 2024 was most recently re-approved by our board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance, on October 29, 2025. Unless terminated earlier as described below, the Investment Advisory Agreement remains in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of WhiteHorse Finance. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other party. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of H.I.G. Capital and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

On October 29, 2025, our board of directors voted unanimously to approve an amendment and restatement of the Investment Advisory Agreement, dated as of February 22, 2024, pursuant to which, effective as of January 1, 2024, the base management fee rate was reduced from 2.00% to 1.75%. In reaching its decision to approve the amendment and restatement of the Investment Advisory Agreement, our board of directors considered information it received relating to:

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

In connection with their consideration of the amendment and restatement of the Investment Advisory Agreement, the board of directors gave weight to each of the factors described above, but did not identify any one particular factor as controlling its decision. Based on information that the board of directors reviewed, the considerations detailed above and further discussions, at a meeting held on October 29, 2025, the board of directors, including a majority of our directors who are not interested persons of WhiteHorse Finance or the Investment Adviser, determined that the investment advisory fee rates were reasonable in relation to the services to be provided and approved the amendment and restatement of the Investment Advisory Agreement. We expect that the board of directors will undertake the same or a similar review in connection with any proposed amendment to, or further renewal of, the Investment Advisory Agreement.

Administration Agreement

Pursuant to the Administration Agreement, WhiteHorse Administration and its affiliates furnish us with office facilities, equipment and clerical, bookkeeping and record keeping services to enable us to operate. WhiteHorse Administration also provides us with access to the resources necessary for us to perform our obligations as portfolio manager of WhiteHorse Credit, under the Credit Facility and for certain portfolio companies. Under the Administration Agreement, WhiteHorse Administration performs, or oversees the performance of, our required administrative services, which include being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, WhiteHorse Administration assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others, including the reimbursement by us of amounts paid by the Administration on our behalf. Payments in respect of the obligations of WhiteHorse Administration and its affiliates under the Administration Agreement equal an amount based upon our allocable portion of WhiteHorse Administration’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief financial officer and chief compliance officer along with their respective staffs. Under the Administration Agreement, WhiteHorse Administration also provides managerial assistance on our behalf to portfolio companies that request such assistance. The renewal of the Administration Agreement was approved by our board of directors on October 29, 2025. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without any profit to WhiteHorse Administration.

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

Exclusion of the Investment Adviser from Commodity Pool Operator Definition

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Investment Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act, or the CEA, and related CFTC regulations. The Investment Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us, or the Exclusion. Therefore, the Investment Adviser is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ending December 31, 2026.

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

Reductions, waivers or absorptions of fees and costs can temporarily result in higher returns to investors than they would otherwise receive if full fees and costs were charged. The Investment Adviser and its affiliates are permitted to reduce, waive or absorb some of the fees or costs otherwise due by us. While this activity can be seen as friendly to investors, reductions, waivers and absorptions of fees and costs result in higher returns to investors than such investors would receive if full fees and costs were charged. There is no guarantee that any reductions, waivers or absorptions will occur in the future, and any reductions, waivers and absorptions are entirely at the discretion of the Investment Adviser or the Administrator, as applicable.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be significant deficiencies, material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Historically, we had a material weakness in our disclosure controls and procedures in the past and may identify other material weaknesses or significant deficiencies in the future. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

As a business development company, we are permitted under the 1940 Act to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the SBCAA, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain disclosure requirements and obtains certain approvals. On May 3, 2018 and August 1, 2018, our board of directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act), and our stockholders, respectively, approved a reduced asset coverage ratio from 200% to 150% in accordance with the SBCAA, effective on August 2, 2018. These actions increased our maximum debt to equity ratio from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As of December 31, 2025, our asset coverage for borrowed amounts was 179.1%. As a result of the effectiveness of the decrease in the asset coverage ratio applicable to us, we are able to incur additional leverage, and the risks associated with an investment in us may increase. For example, see “— Since we are using debt to finance our investments, and we may use additional debt or preferred stock financing going forward, changes in interest rates may affect our cost of capital, net investment income, value of our common stock and our rate of return on invested capital.”

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 150%, subject to certain disclosure requirements, as is specified in the 1940 Act. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders. As of December 31, 2025, our total outstanding indebtedness was $328.5 million and our asset coverage was 179.1%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock as of December 31, 2025, assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of December 31, 2025 and (2) 150%, each at various annual returns, net of expenses and as of December 31, 2025. The purpose of this table is to assist investors in understanding the effects of leverage. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage(1)	(31.2)%	(20.0)%	(8.9)%	2.2%	13.4%
Corresponding return to common stockholder assuming 150% asset coverage(2)	(40.7)%	(25.9)%	(11.1)%	3.7%	18.5%
(1)	Assumes $615.1 million in total assets, $328.5 million in debt outstanding and $259.8 million in net assets as of December 31, 2025, and an average cost of funds of 5.35%, which is our weighted average borrowing cost as of December 31, 2025.
(2)	Assumes $806.2 million in total assets, $519.6 million in debt outstanding and $259.8 million in net assets as of December 31, 2025, and an average cost of funds of 5.56%, which would be our weighted average borrowing cost assuming 150% asset coverage as of December 31, 2025.

Based on our outstanding indebtedness of $328.5 million as of December 31, 2025 and an average cost of funds of 5.58%, 5.375%, 4.00%, 5.625%, 4.250% and 7.875%, which were the effective annualized interest rates of the 2025 CLO Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 3.04% to cover annual interest payments on our outstanding indebtedness.

Based on our outstanding indebtedness of $519.6 million (equal to an assumed 150% asset coverage ratio) and an average cost of funds of 5.90% 5.58%, 5.375%, 4.00%, 5.625%, 4.250% and 7.875%, which were the effective annualized interest rates of the Credit Facility, 2025 CLO Notes 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes, respectively, as of December 31, 2025, our investment portfolio must experience an annual return of at least 3.75% to cover annual interest payments on our outstanding indebtedness. The annualized interest rate of 5.90% on the Credit Facility assumes a spread on outstanding indebtedness of 2.25% plus three-month SOFR of 3.65% as of December 31, 2025.

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

Since we are using debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Conversely, in periods of falling interest rates, the probability that our loans and other investments in portfolio companies will be pre-paid increases. In such event, we can offer no assurance that we will be able to make new loans on the same terms, or at all. If we cannot make new loans on terms that are the same or better than the investments that are repaid, then our results of operations and financial condition will be adversely affected. We expect that our investments will be financed primarily with equity and medium to long-term debt or preferred stock. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Additionally, our ability to engage in hedging transactions also is limited by rules adopted by the CFTC. Our Investment Adviser has claimed Exclusion from the definition of the term “commodity pool operator” under the CEA and, therefore, is not subject to registration or regulation as a commodity pool operator under such Act. The Investment Adviser intends to affirm the Exclusion on an annual basis, and as of the date of this annual report on Form 10-K, has affirmed the Exclusion through the fiscal year ended December 31, 2025.

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

From March 2022 to July 2023, the Federal Reserve periodically raised interest rates to combat inflation concerns and maintained the same benchmark rate from July 2023 to September 2024. While the Federal Reserve cut its benchmark rates through 2025, future reduction to benchmark rates are not certain. Additionally, there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the valuation designee, subject to board oversight and certain other conditions, under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

●	a comparison of the portfolio company’s securities to publicly traded securities;

●	the enterprise value of the portfolio company;

●	the nature and realizable value of any collateral;

●	information rights;

●	available current market data, including relevant and applicable market trading comparables;

●	security covenants;

●	call protection provisions;

●	comparison of financial ratios of peer companies that are public;

●	comparable merger and acquisition transactions;

●	the portfolio company’s ability to make payments and its earnings;

●	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

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

As of December 31, 2025, our investments in portfolio companies that operate in the health care sector represented 7.0% of our total portfolio, at fair value. Our investments in the health care sector are subject to substantial risks, including the risk that the laws and regulations governing the business of health care companies, and interpretations thereof, may change frequently. Substantial latitude is given to the agencies administering those laws and regulations. Current or future laws and regulations could force our portfolio companies engaged in health care to change their policies related to how they operate, restrict revenue, change costs, change reserve levels and change business practices.

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

The 5.375% 2026 Notes, the 5.625% 2027 Notes, the 4.250% 2028 Notes, 4.000% 2026 Notes and the 7.875% 2028 Notes will mature on December 4, 2026, December 4, 2027, December 6, 2028, December 15, 2026 and

September 15, 2028, respectively, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. There are several circumstances under which an event of default may occur under the Note Purchase Agreements for the Private Notes or the indentures for the Public Notes, such as failure to make scheduled principal or interest payments and certain events of bankruptcy, insolvency or reorganization.

Upon the occurrence of an event of default, our lenders may exercise customary remedies, including declaring all amounts immediately due and payable. Any of these developments would have a material adverse effect on our business, financial condition and results of operations.

We may form one or more additional CLOs, which may subject us to certain structured financing risks. To finance investments, we have previously, and may again in future, securitize certain of our secured loans or other investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create an additional CLO, we will depend in part on distributions from the CLOs assets out of its earnings and cash flows to enable us to make distributions to shareholders. If distributions on the CLOs assets are insufficient to pay required fees and expenses, to make payments on the CLOs debt securities or to pay dividends or other distributions on the CLOs first loss interests, all in accordance with the applicable priority of payments, no other assets of the CLO issuer or any other person will be available for the payment of the deficiency, and once all proceeds of the collateral have been applied, no funds will be available for payment or distributions on the CLO securities. The amount of distributions from the CLO may also be affected by, among other factors, the timing of purchases of underlying loans, the rates of repayment of or distributions on the underlying loans, the timing of reinvestment in substitute underlying loans and the interest rates available at the time of reinvestment, rates of delinquencies and defaults on and liquidations of the underlying loans, sales of underlying loans and purchases of underlying loans having different payment characteristics. The ability of a CLO to make distributions will further be subject to various limitations, including the terms and covenants of the debt, a breach of which could, for example, require that the senior tranches of the CLOs liabilities be repaid, in order of priority, until compliance with such covenant is restored. Additionally, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLOs debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not qualify for or maintain our treatment as a RIC, which would have a material adverse effect on an investment in the shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Company, the Investment Advisor or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Investment Advisor or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Investment Advisor or the affiliate for such services, we, the Investment Advisor or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Investment Advisor or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.

On June 10, 2025, the Company completed a $298.15 million term debt securitization transaction (the "CLO transaction"). Pursuant to the CLO transaction, WhiteHorse Finance CLO I (“Issuer”) issued (i) $0 of AAA(sf) Class A-L Notes, which outstanding amount may be increased upon conversion of the Class A-L loans, and which bear interest at the three-month secured overnight financing rate published by the Federal Reserve Bank of New York (“SOFR”) plus 1.70%, (ii) $164 million of AAA(sf) Class A Notes, which bear interest at three-month SOFR plus 1.70%, (iii) $30 million of AA(sf) Class B Notes, which bear interest at three month SOFR plus 2.15%, (iv) $24 million of A(sf) Class C Notes, which bear interest at three-month SOFR plus 2.80%, (together, the “Secured Notes”) and (v) $70.15 million of subordinated notes (“Subordinated Notes”) and (B) the borrowing by the Issuer of $10.0 million under AAA(sf) convertible Class A-L loans (the “Class A-L Loans”, and collectively with the Secured Notes and Subordinated Notes, the “Debt”), which outstanding amount may be reduced by the corresponding amount upon a conversion of the Class A-L Loans, and which bear interest at three-month SOFR plus 1.70%, under a credit Agreement (the “Loan Agreement”), dated as of June 10, 2025 by and among the Issuer, as borrower, various financial institutions, as lenders, and The Bank of New York Mellon Trust Company, National Association, as loan agent and as trustee. The Class A-L Loans and the Secured Notes are secured by below investment-grade middle market loans, the participation interests therein and other assets of the Issuer. The Debt is scheduled to mature on May 25, 2037.

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

The indenture for the 7.875% 2028 Notes contains limited protection for holders of the 7.875% 2028 Notes.

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

Upon a change in control event, holders of each of the Private Notes may require us to prepay for cash some or all of the respective Private Notes at a prepayment price equal to 100% of the aggregate principal amount of the 5.375% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes being prepaid, plus accrued and unpaid interest to, but not including, the date of prepayment. If a change in control were to occur, we may not have sufficient funds to prepay any such accelerated indebtedness.

We may choose to prepay the Private Notes and the Public Notes when prevailing interest rates are relatively low.

At any time on or after June 4, 2026, June 4, 2027 and March 6, 2028 (each a Prepayment Date), the 5.375% 2026 Notes, 5.625% 2027 Notes and 4.250% 2028 Notes may be prepaid, respectively, at our option, at 100% of the principal amount, together with accrued and unpaid interest to the Prepayment Date. Prior to each respective Prepayment Date, we may prepay all or any principal amount of the respective Private Notes, together with accrued and unpaid interest, subject to a make-whole premium.

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

We may choose to prepay the Private Notes and redeem the Public Notes from time to time, especially when prevailing interest rates are lower than the rate borne by the respective Private Notes and the Public Notes. If prevailing rates are lower at the time of prepayment, holders would not be able to reinvest the proceeds in a comparable security at an effective interest rate as high as the interest rate on the Private Notes being repaid and the Public Notes being redeemed. Our prepayment and redemption right may adversely impact holders’ ability to sell the Private Notes and the Public Notes as the applicable prepayment date and redemption date approaches. If we choose to prepay the Private Notes prior to the maturity date of December 15, 2026 and/or redeem the Public Notes prior to the maturity date of September 15, 2028, we will need to obtain sufficient liquidity, through available cash, refinancings of our existing indebtedness or otherwise, to repay the principal or redemption price, together with any accrued and unpaid interest and applicable make-whole premiums, on the Private Notes and the Public Notes. For example, in September 2025, the Company repaid the 5.375% 2025 Notes in full prior to their maturity date on October 20, 2025.

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

Our stock repurchase program could affect the price of our common stock and increase volatility and could be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.

Our board of directors most recently approved our share repurchase program (the "Program") in November 2025, under which we can repurchase up to $15 million of our outstanding common stock. Under the Program, purchases can be made at management's discretion from time to time in open-market transactions, in accordance with all applicable securities laws and regulations, at prices below our NAV as reported in our most recently published consolidated financial statements. We have in the past, and could in the future, enter into a plan to repurchase shares of our common stock pursuant to the Program in a manner intended to comply with the requirements of Rule 10b5-1 under the Exchange Act.

The Program is discretionary and whether purchases will be made under the Program and how much will be purchased at any time is uncertain and dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities could have the effect of maintaining the market price of our common stock or retarding a decline in the market price of the common stock, and, as a result, the price of our common stock could be higher than the price that otherwise might exist in the open market. Repurchases pursuant to the Program could affect the price of our common stock and increase its volatility. The existence of the Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our common stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock could decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so could negatively impact our reputation and investor confidence in us and could negatively impact our stock price. Although the Program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the Program's effectiveness.

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

On February 1, 2025, President Donald Trump announced the imposition of a 25% additional tariff on imports from Canada and Mexico as well as an additional 10% tariff on imports from China as part of a broader strategy to leverage access to American markets in exchange for concessions from other countries. On February 20, 2026, the Supreme Court announced its decision in Learning Resources Inc. v. Trump, et al., setting aside those tariffs. In response thereto, President Trump announced a 10% global tariff on all imports. The continued maintenance of such a strategy and any judicial resistance thereto could result in changes to American trade policy, that would negatively impact our portfolio companies by subjecting them to the aforementioned material negative effects associated with tariffs and an increasingly uncertain investment environment.

Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions.

Judicial intervention may create uncertainty related to the enforceability of tariffs on imported goods. For example, on February 20, 2026, the Supreme Court announced its decision in Learning Resources Inc. v. Trump, et al., setting aside tariffs imposed on Canada, China and Mexico under the International Emergency Economic Powers Act ("IEEPA"), the claimed statutory basis for U.S. President Trump's imposition of those tariffs. While the decision undermined that claimed statutory basis for the imposition of those tariffs, its ruling focused explicitly on the narrow question of whether the IEEPA grants the power to impose tariffs to the President. Whether the President retains the ability to unilaterally impose such tariffs, or tariffs more broadly under other sources of claimed authority and will continue to do so remains uncertain. Such uncertainty may contribute to an uncertain investment environment, materially negatively impacting our portfolio companies.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States.

We are currently operating in a period of capital markets disruptions and economic uncertainty which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.

The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, the U.S. capital markets have recently experienced, and continue to experience, extreme volatility and disruption as a result of inflation, changing interest rates, the Russia-Ukraine war, U.S military action in Venezuela, conflicts in the Middle East, Iran and the Gulf States and the possibility of an economic recession. These events are having an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could have a material adverse effect on our business, financial condition and results of operations. See “— Continued uncertainty surrounding geopolitical and economic conditions could have a material adverse effect on our business, results of operations and financial condition.”

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

International security issues and adverse developments in respect thereof such as the current political tension between Russia, Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity. U.S military action in Venezuela, and conflicts between Russia and Ukraine and in the Middle East, Iran and the Gulf States have caused disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflicts have already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflicts may escalate and its resolution is unclear. For example, the U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

In addition, the ongoing conflicts in the Middle East and political instability in Latin America may also cause additional inflation, disrupt supply chains and potentially destabilize the region. These ongoing conflicts may also disrupt local, regional, national, and global markets and economies affected by sanctions, and it is not possible to predict how long such conflicts and any related sanctions will last. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates, and financial markets, all of which may affect our business operations or the business operations of our portfolio companies.

In addition to the increasing geopolitical risks in Ukraine and the Latin America and the Middle East region, economic conditions across the world face continued uncertainty due to inflation, higher interest rates, global supply chain challenges, concerns of an economic recession and heightened volatility in key emerging market economies. New or continued economic deterioration will renew concerns about sovereign debt sustainability, interdependencies among financial institutions and sovereigns, and political and other risks, particularly as many global central banks implement differing monetary policy. Continued uncertainty in the external environment has led to increased concern around the near- to medium-term outlook for economic progress in the regions in which we operate, or may in the future operate, including Europe and Asia.

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

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as at the state and local levels. Recent events, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business or our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Board Oversight of Cybersecurity Risks

The board of directors of the Company provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The board of directors of the company receives periodic updates from the Chief Information Security Officer (“CISO”) of the Investment Adviser and Chief Compliance Officer (“CCO”) of the Company regarding the overall state of the Investment Adviser’s cybersecurity program, information on the current threat landscape, and briefing on material risks from cybersecurity threats and material cybersecurity incidents impacting the Company.

The board of directors of the Company are collectively responsible for oversight of cybersecurity matters and is updated at every Board meeting. In these updates, the Company’s management and the Investment Adviser’s CISO provide reports on key metrics such as vulnerability scan results, third-party risk assessments, and incident response readiness. The board of directors of the Company also ensures its members receive periodic training or engage external advisors with cybersecurity expertise to strengthen oversight capabilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on December 5, 2012 and is currently traded on the Nasdaq Global Select Market under the symbol “WHF.” As of February 28, 2026, we had 14 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name. The following table sets forth, for each fiscal quarter since January 1, 2024, the NAV per share of our common stock, the high and low sales price for our common stock, such sales price as a premium or discount to our NAV per share and quarterly distributions declared per share.

				Premium
				(Discount) of	(Discount) of	Distributions
		Sales Price		High Sales	Low Sales Price	Declared Per
Period	NAV(1)	High	Low	Price to NAV(2)	to NAV(2)	Share(3)
Fiscal year ending December 31, 2026
First Quarter (through February 28, 2026)	*	$7.23	$6.07	*	*	$0.260
Fiscal year ended December 31, 2025
Fourth Quarter	$11.68	$7.84	$6.39	(32.9)%	(45.3)%	$0.285
Third Quarter	11.41	9.28	6.87	(18.7)	(39.8)	0.385
Second Quarter	11.82	9.95	8.44	(15.8)	(28.6)	0.385
First Quarter	12.11	10.99	9.45	(9.2)	(22.0)	0.385
Fiscal year ended December 31, 2024
Fourth Quarter	$12.31	$12.18	$9.45	(1.1)%	(23.2)%	$0.630
Third Quarter	12.77	12.73	10.95	(0.3)	(14.3)	0.385
Second Quarter	13.45	13.44	12.00	(0.1)	(10.8)	0.385
First Quarter	13.50	13.88	12.14	2.8	(10.1)	0.385
(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAV shown is based on outstanding shares at the end of the period.
(2)	Calculated as of the respective high or low sales price divided by the quarter end NAV.
(3)	Unless otherwise noted, the distributions were declared from net investment income and long-term capital gains and did not include a return of capital.

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

For the year ended December 31, 2025, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
November 1, 2025 to November 30, 2025	261,612	$7.21	$1,887	$13,113
December 1, 2025 to December 31, 2025	747,431	7.40	5,535	7,578
Total	1,009,043	$7.35	$7,422

Stock Performance Graph

This graph compares the stockholder return on our common stock from December 31, 2020 to December 31, 2025 with that of the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. This graph assumes that on December 31, 2020, $100 was invested in our common stock, the Nasdaq Financial 100 and the Standard & Poor’s 500 Stock Indices. The stock price information reflected in the graph is based upon market closing prices. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

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

Stockholder transaction expenses:
Sales load (as a percentage of offering price)	—	%(1)
Offering expenses (as a percentage of offering price)	—	%(2)
Distribution reinvestment plan fees (per sales transaction fee)	$15 Transaction Fee	(3)
Total stockholder transaction expenses (as a percentage of offering price)	—%
Annual expenses (as a percentage of net assets attributable to common stock):
Base management fees	4.28	%(4)
Incentive fees payable under Investment Advisory Agreement (20% of Pre-Incentive Fee Net Investment Income and 20% of realized capital gains)	2.42	%(5)
Interest payments on borrowed funds	8.91	%(6)
Acquired fund fees and expenses	7.00	%(7)
Other expenses	2.32	%(8)
Total annual expenses	24.93%
(1)	In the event that the securities to which any applicable prospectus relates are sold to or through underwriters or agents, a corresponding prospectus supplement will disclose the applicable sales load.
(2)	In the event that we conduct an offering of our securities, including each underwritten offering by any of the selling stockholders identified under “Selling Stockholders,” the related prospectus supplement will disclose the estimated amount of total offering expenses (which may include offering expenses borne by third parties on our behalf), the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)	The expenses of the distribution reinvestment plan, which consist primarily of the expenses of Equiniti Trust Company, LLC, our plan administrator, are included in “Other expenses.” If a participant elects by written notice to the plan administrator prior to termination of his or her account to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds. See “Distribution Reinvestment Plan.”
(4)	Our base management fee under the Investment Advisory Agreement is calculated at an annual rate of 1.75% based on our gross assets, including assets purchased with borrowed funds; provided, however, our base management fee will be calculated at an annual rate of 1.25% of our gross assets, including cash and cash equivalents and assets purchased with borrowed funds, that exceed the product of (i) 200% and (ii) the value of our total net assets. Our base management fee is payable quarterly in arrears. The SEC requires that the “Management fees” percentage be calculated as a percentage of net assets attributable to common stockholders, rather than total assets, including assets that have been funded with borrowed monies, because common stockholders bear all of this cost.
(5)	The incentive fee referenced in the table above is based on actual amounts of the income-based component of the incentive fee incurred during the year ended December 31, 2025 and the actual amount of the capital gains-based incentive fee recorded during this same period, including an irrevocable fee waiver of $0.2 million. The incentive fee consists of two components that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

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

(6)	Our stockholders bear directly or indirectly the costs of borrowings under the WHF CLO, Credit Facility and other debt instruments. Our actual borrowing costs as a percentage of net assets attributable to common stock on our outstanding indebtedness as of December 31, 2025, which consisted of $174.0 million of indebtedness outstanding under the WHF CLO, $109.5 million of indebtedness outstanding in Public Notes and $45.0 million of indebtedness outstanding in Private Notes, was 8.91%. As of December 31, 2025, the weighted average interest rate for total outstanding debt was 5.35%. Assuming we meet certain disclosure requirements by the SBCAA, we expect to use leverage to finance a portion of our investments in the future, consistent with the 1940 Act.
(7)	Our stockholders also indirectly bear 65.71% of the expenses of our investment in STRS JV. No management fee is charged by the Advisor in connection to STRS JV. For this chart, STRS JV fees and operating expenses are based on our share of the actual fees, interest expense and operating expenses of STRS JV for the year ended December 31, 2025. Expenses for STRS JV may fluctuate over time and may be substantially higher or lower in the future.
(8)	Includes our overhead expenses, including payments under the Administration Agreement, based on our allocable portion of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement, and income and excise taxes. “Other expenses” are based on actual amounts incurred during the year ended December 31, 2025.

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

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return (none of which is subject to the incentive fee)	$205	$515	$725	$1,002

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

If the 5% annual return were derived entirely from capital gains, you would pay expenses on a $1,000 investment as follows:

Stockholders would pay the following expenses on a $1,000 common stock investment:	1 year	3 years	5 years	10 years
Assuming a 5% annual return resulting entirely from net realized capital gains (which is subject to the incentive fee based on capital gains)	$215	$540	$760	$1,051

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;

●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	the impact of changes in interest rates;
●	changes in political, economic or industry conditions, and conditions affecting the financial and capital markets, which could result in changes to the value of our assets, including changes from the impact of the ongoing global conflicts, trade barriers, tariffs and wars
●	the elevated levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our ability to maintain our qualification as a BDC, and as a RIC under the Code;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
●	the impact of future acquisitions and divestitures.

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

Recent Developments

For the period January 1, 2026 through March 6, 2026, we contributed two additional assets to the STRS JV, which included one issuer of senior secured debt facilities held as of December 31, 2025.

Subsequent to the quarter ended December 31, 2025, we received financial information related to our investment in The Kyjen Company, LLC (d/b/a Outward Hound). Based on the information currently available, we expect to reduce the fair value mark of the first lien secured investments from 85.8% to within a range of between approximately 55.0% and 65.0% of face value during the first quarter, but this conclusion is subject to change based on additional information which may become available.

Subsequent to the quarter ended December 31, 2025, we received financial information related to our investment in Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC). Based on the information currently available, we expect to reduce the fair value mark of the first lien secured investments from 40.0% to within a range of between approximately 15.0% and 25.0% of face value during the first quarter, but this conclusion is subject to change based on additional information which may become available.

On February 26, 2026, the Company’s board of directors approved a $7.5 million increase in the authorized amount available for repurchases under the Repurchase Program up to $22.5 million.

On February 26, 2026, the Company's board of directors dismissed Crowe LLP as the Company's independent registered public accounting firm effective upon the issuance of the Company’s financial statements as of and for the fiscal year ended December 31, 2025. The Company's board of directors subsequently appointed Deloitte & Touche LLP as the Company's independent registered public accounting firm.

Consolidated Results of Operations

Comparison of the Years Ended December 31, 2025 and December 31, 2024

Set forth below are the consolidated results of operations for the years ended December 31, 2025 and 2024. For information regarding the consolidated results of operations for the year ended December 31, 2023, see the Company’s Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 7, 2025.

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

Consolidated operating results for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,		2025 vs 2024
($ in thousands)	2025	2024	Variance
Total investment income	$72,672	$92,817	$(20,145)
Total expenses	46,562	55,579	(9,017)
Net investment income	26,110	37,238	(11,128)
Net realized gains/(losses) on investments and foreign currency transactions	(35,565)	(17,981)	(17,584)
Net change in unrealized gains/(losses) on investments and foreign currency transactions	23,792	(8,406)	32,198
Net increase (decrease) in net assets resulting from operations	$14,337	$10,851	$3,486

Net Investment Income

Net investment income for the years ended December 31, 2025 and 2024 totaled $26.1 million and $37.2 million, respectively. Net investment income decreased by $11.1 million for the year ended December 31, 2025 from the year ended December 31, 2024, as described below under “Investment Income” and “Operating Expenses”.

Investment Income

The following table summarizes our investment income for the years ended December 31, 2025 and 2024:

	Year ended December 31,		2025 vs 2024
($ in thousands)	2025	2024	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$53,827	$66,495	$(12,668)
PIK income	2,150	7,260	(5,110)
Fee and dividend income	2,289	2,363	(74)
Investment income of STRS JV:
Interest and dividend income	$14,406	$16,699	$(2,293)
Total investment income	$72,672	$92,817	$(20,145)

Interest income other than PIK income, decreased $12.7 million for the year ended December 31, 2025 from the year ended December 31, 2024, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the year ended December 31, 2025, the weighted average size and weighted average yield of the debt portfolio, excluding STRS JV, was $517.5 million and 9.2%, respectively. For the year ended December 31, 2024, the weighted average size and weighted average yield of the debt portfolio, excluding STRS JV, was $584.5 million and 10.4%, respectively.

PIK income decreased by $5.1 million for the year ended December 31, 2025 from the year ended December 31, 2024, primarily due to lower PIK income earned in the year ended December 31, 2025.  PIK income earned for the year ended December 31, 2025 was primarily from investments in Lift Brands, Inc. of $0.5 million and Motivational Marketing, LLC of $0.3 million. PIK income earned for the year ended December 31, 2024 was primarily from investments in Telestream Holdings Corporation of $2.0 million, MSI Information Services of $1.2 million and Honors Holdings, LLC (d/b/a Orange Theory) of $0.9 million, respectively.

We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected. For the years ended December 31, 2025 and December 31, 2024, PIK income as a percentage of total investment income was 3.0% and 7.8%, respectively.

Fee and dividend income, excluding STRS JV, decreased by $0.1 million for the year ended December 31, 2025 from the year ended December 31, 2024. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. For the years ended December 31, 2025 and December 31, 2024, we earned non-recurring fee income of $2.0 million and $1.1 million, respectively.

Interest and dividend income from STRS JV decreased by $2.3 million for the year ended December 31, 2025 from the year ended December 31, 2024, primarily attributable to a decrease in base rates and portfolio yields. For the year ended December 31, 2025 and December 31, 2024, the weighted average yield of the debt portfolio was 10.5% and 12.0%, respectively.

Operating Expenses

The following table summarizes our expenses for the years ended December 31, 2025 and 2024:

	Year ended December 31,		2025 vs 2024
($ in thousands)	2025	2024	Variance
Interest expense	$23,139	$27,899	$(4,760)
Base management fees	11,111	12,127	(1,016)
Performance-based incentive fees, net of fee waiver	6,277	9,309	(3,032)
Administrative service fees	683	683	—
General and administrative expenses	4,690	4,440	250
Total expenses, before excise tax	45,900	54,458	(8,558)
Excise tax	662	1,121	(459)
Total expenses, including excise tax	$46,562	$55,579	$(9,017)

Interest expense decreased by $4.8 million for the year ended December 31, 2025 from the year ended December 31, 2024, primarily due to lower weighted average borrowing base and weighted average interest rate. For the year ended December 31, 2025, the weighted average outstanding borrowings were $359.2 million at a weighted average interest rate of 5.65%. For the year ended December 31, 2024, the weighted average outstanding borrowings were $376.5 million at a weighted average interest rate of 6.37%.

Base management fees decreased by $1.0 million for the year ended December 31, 2025 from the year ended December 31, 2024, primarily due to a lower management fee base of $52.4 million.

Performance-based incentive fees decreased by $3.0 million for the year ended December 31, 2025 from the year ended December 31, 2024, was mainly attributable to lower pre-incentive fee net investment income. For the year ended December 31, 2025, the Company recognized an irrevocable fee waiver of $0.2 million. For the years ended December 31, 2025 and 2024, there were no capital gains incentive fee expense incurred.

General and administrative expenses increased $0.3 million for the year ended December 31, 2025 from the year ended December 31, 2024, primarily due to audit and tax fees.

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

For the years ended December 31, 2025 and December 31, 2024, we accrued a net federal excise tax expense of $0.7 million and $1.1 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following shows the breakdown of net realized gains and losses on investments for the years ended December 31, 2025 and 2024:

	Year ended December 31,
($ in millions)	2025	2024
AG Kings Holdings Inc.(1)	$—	$0.6
American Crafts, LC	(21.0)	—
Atlas Purchaser, Inc. (d/b/a Aspect Software, Inc.)	—	(3.1)
Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.)	(11.2)	—
Escalon Services Inc.	—	0.1
Foodservices Brand Group, LLC (d/b/a Crown Brands Group)	—	(2.9)
Hollander Intermediate LLC (d/b/a Hollander Sleep Products, LLC)	—	(2.8)
Honors Holdings, LLC (d/b/a Orange Theory)	—	(7.6)
MSI Information Services, Inc.	(2.1)	—
Manchester Acquisition Sub LLC (d/b/a Draslovka Holding AS)	—	(0.3)
PFB Holdco, Inc. (d/b/a PFB Corporation)	—	1.0
Project Castle, Inc. (d/b/a Material Handling Systems, Inc.)	—	(0.2)
SFS Global Holding Company (d/b/a Sigue Corporation)	—	(2.9)
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	(1.1)	—
Other(2)	—	0.1
Total net realized gains/(losses) on investments	$(35.4)	$(18.0)
(1)	Escrow receivable amounts were recognized in connection with realization events.
(2)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following shows the breakdown in the changes in unrealized appreciation and depreciation on investments for the years ended December 31, 2025 and 2024:

	Year ended December 31,
($ in millions)	2025	2024
Gross unrealized appreciation on investments	$9.9	$8.6
Gross unrealized depreciation on investments	(29.9)	(22.1)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization(1)	44.1	3.9
Total unrealized appreciation (depreciation) on investments	$24.1	$(9.6)
(1)	The year ended December 31, 2024 includes reversal of unrealized appreciation of $0.4 million from the collection of the AG Kings Holdings Inc. escrow receivable.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of December 31, 2025 and December 31, 2024, we had commitments to fund approximately $41.0 million and $26.4 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Senior Securities

Information about our senior securities is shown in the following tables as of December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015. The report of our independent registered public accounting firm, Crowe LLP, on the senior securities table as of December 31, 2025, 2024, 2023, 2022 and 2021 is attached as an exhibit to this report. The “— ” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

			Involuntary	Average
	Total Amount	Asset Coverage	Liquidating	Market Value
Class and Year ($ in thousands)	Outstanding(1)	per Unit(2)	Preference per Unit(3)	per Unit(4)
Credit Facility(5)
Fiscal 2025	$—	$1,802	$—	N/A
Fiscal 2024	161,493	1,810	—	N/A
Fiscal 2023	196,512	1,820	—	N/A
Fiscal 2022	255,145	1,754	—	N/A
Fiscal 2021	291,637	1,735	—	N/A
Fiscal 2020	265,246	1,813	—	N/A
Fiscal 2019	238,917	2,047	—	N/A
Fiscal 2018	115,000	2,792	—	N/A
Fiscal 2017	155,000	2,576	—	N/A
Fiscal 2016	155,000	2,368	—	N/A
Fiscal 2015	102,000	2,305	—	N/A
2025 CLO Notes(10)
Fiscal 2025	$174,000	$1,802	$—	N/A
5.375% 2026 Notes
Fiscal 2025	$10,000	$1,802	$—	N/A
Fiscal 2024	10,000	1,810	—	N/A
Fiscal 2023	10,000	1,820	—	N/A
Fiscal 2022	10,000	1,754	—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A
5.625% 2027 Notes
Fiscal 2025	$10,000	$1,802	$—	N/A
Fiscal 2024	10,000	1,810	—	N/A
Fiscal 2023	10,000	1,820		N/A
Fiscal 2022	10,000	1,754	—	N/A
Fiscal 2021	10,000	1,735	—	N/A
Fiscal 2020	10,000	1,813	—	N/A

			Involuntary	Average
	Total Amount	Asset Coverage	Liquidating	Market Value
Class and Year ($ in thousands)	Outstanding(1)	per Unit(2)	Preference per Unit(3)	per Unit(4)
4.250% 2028 Notes
Fiscal 2025	$25,000	$1,802	$—	N/A
Fiscal 2024	25,000	1,810	—	N/A
Fiscal 2023	25,000	1,820		N/A
Fiscal 2022	25,000	1,754	—	N/A
Fiscal 2021	25,000	1,735	—	N/A
4.000% 2026 Notes
Fiscal 2025	$75,000	$1,802	$—	N/A
Fiscal 2024	75,000	1,810	—	N/A
Fiscal 2023	75,000	1,820		N/A
Fiscal 2022	75,000	1,754	—	N/A
Fiscal 2021	75,000	1,735	—	N/A
7.875% 2028 Notes
Fiscal 2025	$34,500	$1,802	$—	1,009
Fiscal 2024	34,500	1,810	—	1,009
Fiscal 2023	34,500	1,820	—	1,001
5.375% 2025 Notes(11)
Fiscal 2024	$40,000	$1,810	$—	N/A
Fiscal 2023	40,000	1,820	—	N/A
Fiscal 2022	40,000	1,754	—	N/A
Fiscal 2021	40,000	1,735	—	N/A
Fiscal 2020	40,000	1,813	—	N/A
6.000% 2023 Notes(6)
Fiscal 2022	$30,000	$1,754	$—	N/A
Fiscal 2021	30,000	1,735	—	N/A
Fiscal 2020	30,000	1,813	—	N/A
Fiscal 2019	30,000	2,047	—	N/A
Fiscal 2018	30,000	2,792	—	N/A
2025 Public Notes(7)
Fiscal 2020	$35,000	$1,813	$—	1,029
Fiscal 2019	35,000	2,047	—	1,049
Fiscal 2018	35,000	2,792	—	982
2020 Notes(8)
Fiscal 2017	$30,000	$2,576	$—	1,026
Fiscal 2016	30,000	2,368	—	1,005
(1)	Total amount of each class of senior securities outstanding at the end of the period presented (in thousands), exclusive of debt issuance costs.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage Per Unit (including for the 2020 Notes, 2025 Public Notes and 7.875% 2028 Notes, which were issued in $25 increments).

(3) The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.

(4)	Not applicable, except for with respect to the 2020 Notes, 2025 Notes and 7.875% 2028 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for the 2020 Notes, 2025 Notes and 7.875% 2028 Notes is based on the average daily prices two weeks prior to the fiscal year end of such notes and is expressed per $1,000 of indebtedness.
(5)	On September 27, 2012, WhiteHorse Finance Warehouse, LLC entered into a $150,000 revolving credit and security agreement with Natixis, New York Branch, acting as facility agent- (the “Natixis Credit Facility”). On December 23, 2015, WhiteHorse Credit entered into the Credit Facility, and we drew $102.0 million on the Credit Facility and used the proceeds to repay the Natixis Credit Facility in full.
(6)	On August 7, 2023, the 6.000% 2023 Notes matured and were fully repaid by the Company.
(7)	On December 17, 2021, we redeemed 100% of the $35 million aggregate principal amount of the 2025 Public Notes outstanding and delisted the 2025 Public Notes from the Nasdaq Global Select Market.
(8)	On August 9, 2018, we redeemed 100% of the $30 million aggregate principal amount of the 2020 Notes outstanding and delisted the 2020 Notes from the Nasdaq Global Select Market.

(9)	“Unsecured Term Loan” refers to the $90 million unsecured term loan, as amended, between us, H.I.G. Bayside Loan Opportunity Fund II, L.P., as guarantor, and Citibank, N.A., as sole lead arranger. On June 30, 2016, we repaid in full the outstanding balance of $55.0 million due under the Unsecured Term Loan.
(10)	On June 10, 2025, the Company completed a $298.15 million term debt securitization transaction (the “2025 CLO Securitization”). The 2025 CLO Securitization functions as a source of long-term balance sheet financing for a portion of the Company’s portfolio investments and, as a result, the debt issued in connection with the 2025 CLO Securitization that is held by external counterparties to the Company is subject to the Company’s regulatory asset coverage requirement.
(11)	On September 29, 2025, the 5.375% 2025 Notes were fully repaid by the Company.

Comparison of the Years Ended December 31, 2025 and December 31, 2024

Set forth below are our liquidity and capital resources for the years ended December 31, 2025 and 2024. For information regarding our liquidity and capital resources for the year ended December 31, 2023, see the Company’s Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 7, 2025.

Our operating activities provided cash and cash equivalents of $77.3 million during the year ended December 31, 2025, primarily from the net proceeds received from realizations and repayments on our investments, partially offset by acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $75.4 million during the year ended December 31, 2025, primarily due to repayments on the Credit Facility, 5.375% 2025 Notes, purchases of common stock, and the payment of distributions to stockholders.

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

As of December 31, 2025, we had cash and cash equivalent resources of $29.7 million, including $22.7 million of restricted cash. As of December 31, 2025, we had approximately $100.0 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement. As of December 31, 2025 due to borrowing base limitations, approximately $43.8 million was available to be drawn under the Credit Facility based on these requirements.

As of December 31, 2024, we had cash and cash equivalent resources of $27.8 million, including $15.4 million of restricted cash. As of December 31, 2024, we had approximately $173.5 million undrawn and available to be drawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement.

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019 STRS JV formally launched operations. As of December 31, 2025, STRS JV had total assets of $335.9 million. As of December 31, 2024, STRS JV had total assets of $309.1 million.

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

As of both December 31, 2025 and December 31, 2024, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of both December 31, 2025 and December 31, 2024, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of December 31, 2025 and December 31, 2024:

($ in thousands)	As of December 31, 2025	As of December 31, 2024
Total investments(1)	$323,552	$294,957
Weighted average effective yield on total portfolio(2)	9.9%	11.1%
Number of portfolio companies in STRS JV	43	38
Largest portfolio company investment(1)	17,840	17,949
Total of five largest portfolio company investments(1)	75,398	79,058
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of December 31, 2025		As of December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$323,601	$323,552	$296,752	$294,957
Total	$323,601	$323,552	$296,752	$294,957

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2025		As of December 31, 2024
Advertising	$19,052	5.9%	$12,035	4.1%
Aerospace & Defense	—	—	3,682	1.2
Air Freight & Logistics	3,273	1.0	3,311	1.1
Asset Management & Custody Banks	9,074	2.8	—	—
Broadline Retail	17,260	5.3	17,827	6.0
Building Products	22,800	7.0	13,437	4.6
Commodity Chemicals	6,948	2.1	—	—
Construction & Engineering	18,284	5.7	16,253	5.5
Data Processing & Outsourced Services	—	—	12,885	4.4
Distributors	9,992	3.1	9,372	3.2
Diversified Support Services	23,644	7.3	19,282	6.5
Electrical Components & Equipment	9,332	2.9	3,479	1.2
Environmental & Facilities Services	29,529	9.1	29,963	10.2
Food Distributors	4,928	1.5	4,993	1.7
Health Care Facilities	13,387	4.1	8,004	2.7
Health Care Services	4,982	1.5	4,995	1.7
Health Care Supplies	—	—	7,696	2.6
Health Care Technology	4,183	1.3	—	—
Household Appliances	8,225	2.5	7,632	2.6
Household Products	10,384	3.2	—	—
Human Resource & Employment Services	2,493	0.8	—	—
IT Consulting & Other Services	34,895	10.8	32,720	11.1
Packaged Foods & Meats	6,961	2.2	7,009	2.4
Paper & Plastic Packaging Products & Materials	14,729	4.6	14,881	5.0
Personal Care Products	3,887	1.2	—	—
Pharmaceuticals	—	—	15,461	5.2
Real Estate Services	12,139	3.8	13,782	4.7
Research & Consulting Services	3,859	1.2	11,977	4.1
Technology Hardware, Storage & Peripherals	17,840	5.5	17,949	6.1
Water Utilities	5,172	1.6	—	—
Wireless Telecommunication Services	6,300	2.0	6,332	2.1
Total	$323,552	100.0%	$294,957	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of December 31, 2025 and December 31, 2024 and selected statement of operations information for the years ended December 31, 2025 and 2024.

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

Stock Repurchase Program

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

As of December 31, 2025, the Company purchased common stock in the aggregate of $7.4 million, after deducting commissions and $7.6 million remains available under the Repurchase Program.

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

As of December 31, 2025, the Credit Facility provided for borrowings in an aggregate principal amount up to $100.0 million. As of December 31, 2025, the required minimum outstanding borrowings under the Credit Facility were $50.0 million.

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

As of December 31, 2025, there was no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $100.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $139.5 million as of December 31, 2025. As of December 31, 2025, due to borrowing base limitations, approximately $43.8 million was available to be drawn under the Credit Facility based on these requirements.

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

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174.0 million of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30.0 million of AA-rated Class B Notes (the “Class B Notes”); (iii) $24.0 million of A-rated Class C Notes (the “Class C Notes”). Additionally, $70.15 million of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of December 31, 2025, the Company indirectly retained $30.0 million of the Class B Notes, $24.0 million of the Class C Notes and $70.15 million of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of December 31, 2025, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of December 31, 2025:

		December 31, 2025
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

As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294.6 million securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

Portfolio Investments and Yield

As of December 31, 2025, our investment portfolio consisted primarily of senior secured loans across 129 positions in 68 companies with an aggregate fair value of $578.6 million. As of December 31, 2025, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments, primarily indexed to SOFR, with fixed-rate loan investments representing 1.3% based on fair value. As of December 31, 2025, our portfolio had an average investment size of $3.7 million based on fair value and average debt investment size of $5.2 million, with investment sizes ranging from zero to $20.0 million and a weighted average effective yield of 9.1% (and a weighted average effective yield on income-producing debt investments of 11.0%).

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

For the year ended December 31, 2025, we invested $191.7 million in new and existing portfolio companies, offset by repayments and sales of $249.7 million. Proceeds from sales totaled $87.5 million while repayments included $24.9 million of scheduled repayments and $137.3 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of December 31, 2025		As of December 31, 2024
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$27.3	4.7%	$70.5	11.0%
2	469.5	81.2	395.4	61.5
3	45.7	7.9	128.9	20.1
4	15.9	2.7	38.9	6.1
5	20.2	3.5	8.5	1.3
Total Portfolio	$578.6	100.0%	$642.2	100.0%

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

During the year ended December 31, 2025 we declared distributions of $1.44 per share for total distributions of $36.6 million. During the year ended December 31, 2024 we declared distributions of $1.785 per share for total distributions of $41.5 million. We monitor available net investment income to determine if a return of capital for taxation purposes may occur for the fiscal year.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. Notices to stockholders will be provided in accordance with Section 19(a) of the 1940 Act. For the years ended December 31, 2025 and 2024, distributions to stockholders did not include a return of capital or long-term capital gains, for tax purposes. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(14,303)	$(5,220)	$(9,083)
(250)	(12,528)	(4,350)	(8,178)
(200)	(10,185)	(3,480)	(6,705)
(150)	(7,724)	(2,610)	(5,114)
(100)	(5,156)	(1,740)	(3,416)
(50)	(2,578)	(870)	(1,708)
50	2,578	870	1,708
100	5,156	1,740	3,416
150	7,734	2,610	5,124
200	10,312	3,480	6,832
250	12,890	4,350	8,540
300	15,468	5,220	10,248
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions" for further information.

As of December 31, 2025, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our Notes to consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
($ in thousands)	2025	2024	2023
Realized gain (loss) on forward currency contracts	$602	$13	$27
Unrealized appreciation (depreciation) on forward currency contracts	(343)	63	(40)
Total net realized and unrealized gains (losses) on forward currency contracts	$259	$76	$(13)

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors

of WhiteHorse Finance, Inc.

Miami, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of WhiteHorse Finance, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and the consolidated financial highlights for each of the five years in the period ended December 31, 2025 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, the changes in its net assets and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. These procedures include confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agent, borrower and other auditing procedures where replies were not received. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Level 3 Investments

As described in Notes 1, 2, 4 and 5 to the consolidated financial statements, the Company invests in senior secured loans, including first lien and second lien facilities, and may make investments at other levels of an investee’s capital structure, including mezzanine loans or equity investments, and may receive warrants to purchase common stock in connection with its debt investments. With few exceptions, these investments are classified as Level 3 investments. Level 3 investments represent approximately $557.0 million of the $578.6 million of investments held as of December 31, 2025. Management determines the fair value of the Company’s Level 3 investments by applying the methodologies outlined in Note 5 to the consolidated financial statements, using significant unobservable inputs and assumptions. Determining the fair value of these investments requires management to make judgments about the valuation methodologies to apply (i.e., market approach or income approach) and significant unobservable inputs and assumptions including, among others, discount rates, market quotes, and exit multiples.

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

Costa Mesa, California

March 6, 2026

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$436,589	$504,832
Non-controlled affiliate company investments	36,042	29,851
Controlled affiliate company investments	106,018	107,530
Total investments, at fair value (amortized cost $607,574 and $695,240, respectively)	578,649	642,213
Cash and cash equivalents	7,033	12,424
Restricted cash and cash equivalents	22,287	14,548
Restricted foreign currency (cost of $405 and $894, respectively)	405	864
Interest and dividend receivable	5,647	5,631
Amounts receivable on unsettled investment transactions	124	112
Prepaid expenses and other receivables	984	1,009
Unrealized appreciation on foreign currency forward contracts	—	20
Total assets	$615,129	$676,821

Liabilities
Debt (net of unamortized debt issuance costs of $4,666 and $2,876, respectively)	$323,834	$353,117
Distributions payable	5,597	8,949
Management fees payable	2,660	2,932
Incentive fees payable	19,157	17,848
Amounts payable on unsettled investment transactions	—	3,539
Interest payable	1,392	1,821
Accounts payable and accrued expenses	1,884	2,141
Advances received from unfunded credit facilities	490	340
Unrealized depreciation on foreign currency forward contracts	323	—
Total liabilities	$355,337	$390,687

Commitments and contingencies (See Note 8)

Net assets
Common stock, 22,234,045 and 23,243,088 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	22	23
Paid-in capital in excess of par	329,122	337,205
Accumulated earnings (losses)	(69,352)	(51,094)
Total net assets	259,792	286,134
Total liabilities and total net assets	$615,129	$676,821
Number of shares outstanding	22,234,045	23,243,088
Net asset value per share	$11.68	$12.31

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023
Investment income
From non-controlled/non-affiliate company investments
Interest income	$53,449	$66,402	$78,493
Payment-in-kind income	1,637	6,175	3,960
Fee income	2,207	2,247	2,966
Dividend income	82	116	450
From non-controlled affiliate company investments
Interest income	378	93	—
Payment-in-kind income	513	705	314
Dividend income	—	—	84
From controlled affiliate company investments
Interest income	9,070	9,838	9,488
Payment-in-kind income	—	380	1,347
Dividend income	5,336	6,861	6,158
Total investment income	72,672	92,817	103,260
Expenses
Interest expense	23,139	27,899	29,915
Base management fees	11,111	12,127	14,684
Performance-based incentive fees	6,477	9,309	10,678
Administrative service fees	683	683	683
General and administrative expenses	4,690	4,440	3,622
Total expenses, before fees waived	46,100	54,458	59,582
Performance-based incentive fees waived	(200)	—	—
Total expenses	45,900	54,458	59,582
Net investment income before excise tax	26,772	38,359	43,678
Excise tax	662	1,121	965
Net investment income after excise tax	26,110	37,238	42,713

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(14,403)	(17,993)	309
Non-controlled affiliate company investments	—	—	(339)
Controlled affiliate company investments	(20,980)	—	—
Foreign currency transactions	(784)	(1)	950
Foreign currency forward contracts	602	13	27
Net realized gains (losses)	(35,565)	(17,981)	947
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	7,511	7,421	(7,871)
Non-controlled affiliate company investments	(2,877)	(7,775)	(5,608)
Controlled affiliate company investments	19,468	(9,213)	(8,490)
Translation of assets and liabilities in foreign currencies	33	1,098	(1,239)
Foreign currency forward contracts	(343)	63	(40)
Net change in unrealized appreciation (depreciation)	23,792	(8,406)	(23,248)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(11,773)	(26,387)	(22,301)
Net increase (decrease) in net assets resulting from operations	$14,337	$10,851	$20,412

Per Common Share Data
Basic and diluted earnings (losses) per common share	$0.62	$0.47	$0.88
Dividends and distributions declared per common share	$1.44	$1.79	$1.55
Basic and diluted weighted average common shares outstanding	23,174,909	23,243,088	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2022	23,243,088	$23	$339,240	$(6,876)	$332,387
Net investment income after excise tax	—	—	—	42,713	42,713
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	947	947
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(23,248)	(23,248)
Distributions declared	—	—	—	(36,027)	(36,027)
Tax reclassification of stockholders’ equity	—	—	(965)	965	—
Balance as of December 31, 2023	23,243,088	$23	$338,275	$(21,526)	$316,772
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	37,238	37,238
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(17,981)	(17,981)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(8,406)	(8,406)
Distributions declared	—	—	—	(41,489)	(41,489)
Tax reclassification of stockholders’ equity	—	—	(1,070)	1,070	—
Balance as of December 31, 2024	23,243,088	$23	$337,205	$(51,094)	$286,134
Net increase in net assets resulting from operations:
Purchases of common stock, net of offering costs	(1,009,043)	(1)	(7,421)	—	(7,422)
Net investment income after excise tax	—	—	—	26,110	26,110
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(35,565)	(35,565)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	23,792	23,792
Distributions declared	—	—	—	(33,257)	(33,257)
Tax reclassification of stockholders’ equity	—	—	(662)	662	—
Balance as of December 31, 2025	22,234,045	$22	$329,122	$(69,352)	$259,792

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase in net assets resulting from operations	$14,337	$10,851	$20,412
Payment-in-kind income	(2,150)	(7,260)	—
Net realized (gains) losses on investments	35,383	17,993	(5,738)
Net realized loss on foreign currency translation	821	—	30
Net unrealized (appreciation) depreciation on investments	(24,102)	9,567	21,969
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(33)	(1,098)	1,239
Net unrealized (appreciation) depreciation on foreign currency forward contracts	343	(63)	40
Accretion of discount	(3,555)	(4,111)	(4,493)
Amortization of deferred financing costs	1,281	1,688	1,599
Acquisition of investments	(191,739)	(207,283)	(145,008)
Proceeds from principal payments and sales of portfolio investments	166,468	186,251	128,199
Proceeds from sales of portfolio investments to STRS JV	83,259	59,190	69,419
Net changes in operating assets and liabilities:
Interest and dividend receivable	(16)	2,518	(335)
Prepaid expenses and other receivables	25	202	(37)
Amounts receivable on unsettled investment transactions	(12)	231	(60)
Amounts payable on unsettled investment transactions	(3,539)	3,539	—
Management fees payable	(272)	(663)	(265)
Incentive fees payable	1,309	7,378	4,852
Accounts payable and accrued expenses	(257)	52	(240)
Interest payable	(429)	(248)	(705)
Advances received from unfunded credit facilities	150	24	(509)
Net cash provided by / (used in) operating activities	77,272	78,758	90,369

Cash flows from financing activities
Proceeds from notes issued	174,000	—	34,500
Purchases of common stock, net of offering costs	(7,422)	—	—
Borrowings	39,700	119,315	132,248
Repayments of debt	(242,014)	(153,222)	(222,099)
Deferred financing costs	(3,071)	—	(1,445)
Distributions paid to common stockholders, net of distributions reinvested	(36,609)	(41,489)	(35,329)
Net cash provided by / (used in) financing activities	(75,416)	(75,396)	(92,125)
Effect of exchange rate changes on cash	33	(13)	(21)
Net change in cash, cash equivalents and restricted cash	1,889	3,349	(1,777)
Cash, cash equivalents and restricted cash at beginning of period	27,836	24,487	26,264
Cash, cash equivalents and restricted cash at end of period	$29,725	$27,836	$24,487

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$22,287	$26,459	$29,021
Taxes, including excise tax, paid during the year	1,459	1,407	1,103
Supplemental noncash disclosures:
Distributions declared	$33,257	$41,489	$36,027
Non-cash exchanges of investments	—	—	5,520

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	December 31,
	2025	2024	2023
Cash and cash equivalents	$7,033	$12,424	$10,749
Restricted cash and cash equivalents	22,287	14,548	12,527
Restricted foreign currency	405	864	1,211
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$29,725	$27,836	$24,487

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.82%	05/31/24	12/15/26	652	$647	$650	0.3%
Avision Holdings, LLC (d/b/a Avision Sales Group)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.82%	05/31/24	12/15/26	548	544	546	0.2
									1,191	1,196	0.5
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.72% (9.72% Cash + 1.00% PIK)	12/16/22	12/18/28	8,956	8,820	8,697	3.3
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	10.72%	12/16/22	12/18/28	605	596	584	0.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)(34)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.37%	07/12/21	07/12/28	13,175	13,104	13,135	5.0
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.48%	07/12/21	07/12/28	630	626	637	0.2
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)(28)	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.25%	11.07%	06/29/23	06/29/28	7,701	7,586	7,701	3.0
									30,732	30,754	11.7
Application Software
MBS Highway, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	12.03%	10/13/22	10/13/27	9,204	9,122	9,184	3.5
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	4.77%	06/14/19	09/30/26	3,667	2,988	1,925	0.7
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	4.77%	06/14/19	09/30/26	301	287	158	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.63%	01/12/23	04/05/29	9,819	9,665	9,621	3.7
									22,062	20,888	8.0
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)(9)(13)(26)(29)	First Lien Secured Term Loan	1.00%	CORRA (3M)	5.50%	8.08%	07/27/21	07/27/27	18,868	14,957	13,748	5.3
									14,957	13,748	5.3
Construction & Engineering
Kelso Industries LLC(30)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.57%	12/26/24	12/31/29	4,785	4,710	4,823	1.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.67%	12/31/25	12/31/31	5,077	5,026	5,026	1.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.67%	12/31/25	12/31/31	—	—	—	—
									9,736	9,849	3.8
Construction Materials
Claridge Products and Equipment, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	12.57% (8.19% Cash + 4.38% PIK)	12/30/20	03/31/27	5,124	5,123	4,661	1.8
Claridge Products and Equipment, LLC(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.38%	13.54% (9.11% Cash + 4.19% PIK)	12/30/20	03/31/27	561	561	498	0.2
									5,684	5,159	2.0
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.29%	04/04/24	03/30/29	7,374	7,231	7,331	2.8
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.34%	04/04/24	03/30/29	276	270	283	0.1
Future Payment Technologies, L.P.(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.22%	12/23/16	12/07/26	19,175	19,160	19,175	7.4
									26,661	26,789	10.3
Distributors
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	9,188	9,051	9,193	3.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	639	629	639	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	572	563	572	0.2
									10,243	10,404	3.9

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Diversified Chemicals
Chase Products Co. (f/k/a Starco)(6)(21)(29)	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.99% Cash + 0.18% PIK)	03/16/23	03/16/28	3,404	$3,404	$3,404	1.3%
									3,404	3,404	1.3
Diversified Support Services
NNA Services, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.57%	08/27/21	08/27/26	8,073	8,060	8,037	3.1
Quest Events, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.48%	09/13/24	09/30/27	1,270	1,258	1,187	0.5
Quest Events, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.48%	03/21/25	09/30/27	124	122	113	—
									9,440	9,337	3.6
Education Services
EducationDynamics, LLC(30)(34)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.32%	09/15/21	09/15/27	12,592	12,532	12,137	4.7
EducationDynamics, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	12.25%	09/15/21	09/15/27	360	358	320	0.1
Media Source, LLC (d/b/a Media Source Inc.)(6)(25)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.54% (4.77% Cash + 4.77% PIK)	09/01/25	08/30/30	4,242	4,242	4,242	1.6
Media Source, LLC (d/b/a Media Source Inc.)(6)(7)(8)(25)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.54% (4.77% Cash + 4.77% PIK)	09/01/25	08/30/30	—	—	17	—
									17,132	16,716	6.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.32%	12/17/25	08/01/29	—	—	—	—
Juniper Landscaping Holdings LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.43%	05/23/25	12/29/27	454	449	454	0.2
Juniper Landscaping Holdings LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.56%	05/23/25	12/29/27	890	884	910	0.4
Juniper Landscaping Holdings LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.51%	05/23/25	12/29/27	238	235	246	0.1
									1,568	1,610	0.7
Health Care Facilities
Four Winds Health, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	4,364	4,286	4,343	1.7
Four Winds Health, LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	250	248	272	0.1
Four Winds Health, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	—	—	8	—
									4,534	4,623	1.8
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.82%	12/27/24	03/01/29	938	930	942	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	7,148	7,045	7,100	2.7
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	—	—	1	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	345	340	346	0.1
									8,315	8,389	3.2
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.34%	02/23/22	02/23/28	20,409	20,227	20,026	7.7
									20,227	20,026	7.7
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.37%	11/07/25	11/07/30	13,455	13,259	13,255	5.1
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.37%	11/07/25	11/07/30	—	—	—	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.25%	8.97%	11/06/23	08/20/26	2,848	2,832	2,848	1.1
									16,091	16,103	6.2
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)(17)(29)	First Lien Secured Term Loan	0.50%	SOFR (3M)	6.00%	9.99%	05/26/22	05/31/29	1,587	1,363	1,199	0.5
									1,363	1,199	0.5

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)(29)	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	11,409	$11,400	$9,790	3.8%
The Kyjen Company, LLC (d/b/a Outward Hound)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(132)	(0.1)
									11,400	9,658	3.7
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42%	02/19/25	02/19/30	2,947	2,899	2,907	1.1
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.42%	02/19/25	02/19/30	—	—	2	—
									2,899	2,909	1.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.22% (9.22% Cash + 1.00% PIK)	08/15/24	08/15/29	12,308	12,154	12,334	4.7
									12,154	12,334	4.7
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.62%	08/05/22	08/01/29	14,150	12,839	11,603	4.5
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.73%	04/15/25	04/15/31	15,283	15,014	15,129	5.8
									27,853	26,732	10.3
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(30)	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.42%	01/31/24	01/31/31	13,945	13,701	13,945	5.4
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)(8)	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	4.75%	8.42%	01/31/24	01/31/31	—	—	32	—
									13,701	13,977	5.4
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.74%	04/08/25	04/10/29	283	281	300	0.1
									281	300	0.1
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.32% PIK	09/25/24	09/25/29	13,370	10,231	5,354	2.1
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(7)(17)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	12.83% PIK	01/10/25	09/25/29	1,218	1,135	196	0.1
Lift Brands, Inc.(29)	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.32%	06/29/20	09/30/26	5,120	5,119	5,120	2.0
Lift Brands, Inc.(29)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	1,753	1,752	1,753	0.7
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(11)(29)	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	2,098	2,095	2,098	0.8
									20,332	14,521	5.7
Leisure Products
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.99%	09/06/24	09/06/29	5,679	5,596	5,645	2.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.25%	9.99%	09/06/24	09/06/29	1,002	987	1,000	0.4
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)(33)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	10.82%	09/06/24	09/06/29	451	444	450	0.2
Leviathan Intermediate Holdco, LLC(30)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	9.67%	12/27/22	12/27/27	13,645	13,486	13,584	5.2
Leviathan Intermediate Holdco, LLC(7)(8)	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	9.67%	12/27/22	12/27/27	—	—	4	—
Playmonster Group LLC(6)(19)(29)	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.74% PIK	12/09/22	06/08/26	1,442	1,438	1,355	0.5
Playmonster Group LLC(6)(17)(19)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	12.99% PIK	06/07/21	06/08/26	5,595	3,661	1,729	0.7
									25,612	23,767	9.2
Oil & Gas Storage & Transportation
Island Energy Services, LLC(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.64%	07/16/25	07/16/32	10,472	10,077	10,158	3.9
									10,077	10,158	3.9
Packaged Foods & Meats
PANOS Brands, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.48%	05/14/24	05/14/29	4,027	3,973	4,027	1.6
PANOS Brands, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.48%	05/14/24	05/14/29	—	—	6	—
									3,973	4,033	1.6

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.59%	08/22/24	08/25/31	9,368	$8,838	$9,276	3.6%
									8,838	9,276	3.6
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, LLC)(15)(29)	First Lien Secured Term Loan	0.75%	EurIBOR (3M)	5.25%	7.29%	12/22/25	12/22/31	4,621	5,378	5,374	2.1
Meta Buyer LLC (d/b/a Metagenics, LLC)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	6,720	6,653	6,653	2.6
Meta Buyer LLC (d/b/a Metagenics, LLC)(7)(8)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	—	—	—	—
Meta Buyer LLC (d/b/a Metagenics, LLC)(7)(8)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	—	—	—	—
									12,031	12,027	4.7
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	11/16/21	11/16/27	10,294	10,230	9,781	3.8
Monarch Collective Holdings, LLC(30)	First Lien Secured Term Loan	1.50%	SOFR (3M)	7.25%	10.92%	01/10/24	01/10/29	9,212	9,073	9,061	3.5
Monarch Collective Holdings, LLC(28)	First Lien Secured Delayed Draw Loan	1.50%	SOFR (3M)	7.25%	10.97%	01/10/24	01/10/29	1,579	1,562	1,553	0.6
									20,865	20,395	7.9
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.67%	04/07/23	04/09/29	4,827	4,748	4,827	1.9
M&M OpCo, LLC (d/b/a Escalent, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.67%	04/07/23	04/09/29	—	—	4	—
									4,748	4,831	1.9
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	5,032	4,974	5,021	1.9
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(30)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	1,652	1,637	1,653	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	—	—	8	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(30)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	11,128	10,778	10,776	4.1
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	—	—	—	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(29)	Second Lien Secured Term Loan	N/A	N/A	14.00%	14.00% (7.00% Cash + 7.00% PIK)	11/26/25	11/26/31	1,569	1,436	1,435	0.6
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	104	100	100	—
									18,925	18,993	7.2
Specialized Finance
Rewards Network Inc.(28)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.76%	12/05/25	12/05/31	10,213	10,036	10,034	3.9
Rewards Network Inc.(7)(8)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	6.00%	9.76%	12/05/25	12/05/31	—	—	—	—
Rewards Network Inc.(7)(8)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	6.00%	9.82%	12/05/25	12/05/31	638	627	627	0.2
WHF STRS Ohio Senior Loan Fund LLC(7)(8)(9)(11)(14)(18)	Subordinated Note	N/A	SOFR (1M)	6.50%	10.18%	07/19/19	N/A	84,416	84,416	84,416	32.5
									95,079	95,077	36.6
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(7)(9)(22)(23)(27)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.99% PIK	01/03/24	01/04/27	781	775	1,240	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(27)(29)	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	636	627	636	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(27)(29)	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	650	642	650	0.3
LogicMonitor, Inc.(30)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.34%	11/19/24	11/19/31	8,220	8,130	8,186	3.2
LogicMonitor, Inc.(29)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.50%	9.34%	12/02/25	11/19/31	—	—	—	—
LogicMonitor, Inc.(7)(29)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.34%	11/19/24	11/19/31	—	—	5	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(9)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	9.97%	06/21/24	06/21/29	8,602	8,483	8,631	3.3
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(7)(9)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	9.97%	06/21/24	06/21/29	—	—	12	—
									18,657	19,360	7.5

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(20)(30)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.19%	06/07/25	06/07/28	11,437	$11,437	$11,437	4.4%
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.19%	06/07/25	06/07/28	—	—	20	—
									11,437	11,457	4.4
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	9,146	9,000	9,023	3.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(30)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	1,103	1,084	1,091	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	—	—	1	—
									10,084	10,115	3.8

Total Debt Investments									$532,286	$520,114	200.2%

Equity Investments(12)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(8)	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	299	$299	$322	0.1%
ImageOne Industries, LLC(8)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	238	13	—	—
									312	322	0.1
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(8)	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	774	0.3
									1,250	774	0.3
Application Software
Atlas Parent, LLC (d/b/a Alvaria, Inc.)(8)(35)	Common Units	N/A	N/A	N/A	N/A	10/24/25	N/A	19	1,682	1,853	0.7
									1,682	1,853	0.7
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(8)	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	735	0.3
									514	735	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)(8)(13)	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)(8)	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	57	—
									404	57	—
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(21)	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(10)(21)	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	4,784	1.8
									4,537	4,784	1.8
Diversified Support Services
Quest Events, LLC(8)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	385	385	—	—
									385	—	—
Education Services
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)(8)	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	—	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(8)(10)	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	3,291	1.3
									3,625	3,291	1.3
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(8)	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,645	0.6
									942	1,645	0.6
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)(8)	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	264	0.1
									317	264	0.1

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)(8)	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	$1,100	$1,003	0.4%
									1,100	1,003	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	561	0.2
									788	561	0.2
Interactive Media & Services
What If Media Group, LLC(8)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,963	0.8
									851	1,963	0.8
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(8)	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	218	0.1
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(8)	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	446	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	308	0.1
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Preferred Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	15	—
									1,612	987	0.4
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(6)(8)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	507	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	205	0.1
									2,734	712	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(10)(19)	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(19)	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(8)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(8)(10)	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	31	—
									840	31	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	312	0.1
									333	312	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)(10)	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	265	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	6	—
Texas Wash Holdings, LLC (d/b/a ClearWater Express Wash)(8)	Warrants	N/A	N/A	N/A	N/A	11/26/25	N/A	—	197	197	0.1
									797	468	0.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund(7)(8)(9)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	21,602	8.3
									21,104	21,602	8.3
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)(6)(8)(22)(27)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)(6)(8)(22)(27)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,144	3.5
									19,568	9,144	3.5
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)(8)(20)	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	7,109	8,027	3.1
									7,109	8,027	3.1
Total Equity Investments									$75,288	$58,535	22.5%

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets

Total Investments									$607,574	$578,649	222.7%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(16)	Share class: Administration (CUSIP: 38141W315)				3.34%				$8,829	$8,829	3.4%
Invesco Treasury Portfolio(16)	Share class: Institutional (CUSIP: 825252406)				3.09%				7,032	7,032	2.7
Dreyfus Treasury Obligations Cash Management Fund(16)	Share class: Institutional (CUSIP: 261908107)				3.65%				5,187	5,187	2.0
Total Money Market Funds									21,048	21,048	8.1
Total investments and money market funds									$628,622	$599,697	230.8%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,333	CAD	$14,515	USD	2/6/26	$—	$(325)
Morgan Stanley		€4,989	EUR	5,874	USD	2/6/26	2	—
Total							$2	$(325)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.6%, respectively, as of December 31, 2025. The Prime was 6.8% as of December 31, 2025. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.0% and 2.1%, respectively, as of December 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 222.7% of the Company’s net assets or 94.1% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2025. See Note 8.
(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 79.4% of total assets as of the date of the consolidated schedule of investments.
(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Principal amount is denominated in Euros.
(16)	The rate shown is the annualized seven-day yield as of December 31, 2025.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments in MSI Information Services, Inc., were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, Inc.). See Note 4.
(26)	The issuer is domiciled in Canada.
(27)	The issuer is domiciled in Cayman Islands.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.
(30)	Security or portion of the security pledged as collateral for the Company’s credit facility and the 2025 CLO Securitization.
(31)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(32)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(33)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(34)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025

(in thousands)

(35)	In October 2025, as part of a restructuring agreement between the Company and Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.), a portion of the Company’s first lien secured term loan investments in Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.), were converted into common equity in Atlas Parent, LLC (d/b/a Alvaria, Inc.). See Note 4.

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
(27)	Ownership of certain equity investments may occur through a holding company or partnership

See notes to the consolidated financial statements

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

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

Engaging in commodity interest transactions such as swap transactions or futures contracts for the Company may cause WhiteHorse Advisers to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related regulations promulgated by the U.S. Commodity Futures Trading Commission (the “CFTC”). On January 23, 2020, WhiteHorse Advisers claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company (the “Exclusion”) and, therefore, WhiteHorse Advisers is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company. WhiteHorse Advisers has affirmed the Exclusion on February 6, 2026 and intends to continue to affirm the Exclusion on an annual basis.

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

December 31, 2025

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Cash and Cash Equivalents: Cash and cash equivalents include cash, deposits with financial institutions, and short-term liquid investments in money market funds with original maturities of three months or less.

Restricted Cash and Cash Equivalents: Restricted cash and cash equivalents and restricted foreign currency include amounts that are collected and held by the custodians or trustees who have been appointed as custodian of the assets securing certain of the Company’s financing transactions including the Credit Facility (as defined in Note 6) and 2025 CLO Securitization (as defined in Note 6). Restricted cash and cash equivalents and restricted foreign currency are held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted amounts that represent interest or fee income are transferred to unrestricted cash accounts by the trustees generally once a quarter after the payment of operating expenses and other amounts due under the respective credit, indenture or other governing agreements for the Company’s financing transactions as more fully discussed in Note 6.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of December 31, 2025 and December 31, 2024.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of December 31, 2025 or December 31, 2024. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2022 remain subject to examination by the Internal Revenue Service.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

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

Stock Repurchase Program: The Company has a stock repurchase program (the “Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board approved the Program in October 2025 and the Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. The Program allows repurchases up to $15,000 of the Company's common stock. Refer to Note 9 for more information on the stock repurchases under the Program.

Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company has adopted ASU 2023-09 effective December 31, 2025. The guidance did not have any material impact on the Company’s consolidated financial statements.

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

December 31, 2025

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

The following table provides a breakdown of our forward currency contracts for the years ended December 31, 2025, 2024 and 2023.

	Year ended December 31,
($ in thousands)	2025	2024	2023
Realized gain (loss) on forward currency contracts	$602	$13	$27
Unrealized appreciation (depreciation) on forward currency contracts	(343)	63	(40)
Total net realized and unrealized gains (losses) on forward currency contracts	$259	$76	$(13)

The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of December 31, 2025 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,333	CAD	$14,515	USD	2/6/26	$—	$(325)
Morgan Stanley		€4,989	EUR	5,874	USD	2/6/26	2	—
Total							$2	$(325)

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the years ended December 31, 2025 and 2024:

	Year ended December 31,
Average USD notional outstanding	2025	2024
Forward currency contracts	$9,380	$965

The foreign currency forward contracts open at the end of the period are generally indicative of the volume of activity during the period. The value associated with unrealized gain or loss on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 and 2024.

	As of December 31, 2025
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$325	$—	$—	$—	$—	$—	$—	$325
Morgan Stanley (EUR)	2	—	—	—	—	—	—	2	—
Total	$2	$325	$—	$—	$—	$—	$—	$2	$325
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2024
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$20	$—	$—	$—	$—	$—	$—	$20	$—
Total	$20	$—	$—	$—	$—	$—	$—	$20	$—
(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of December 31, 2025		As of December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$441,761	429,573	$538,078	$502,693
Second lien secured loans	4,840	4,839	8,295	8,342
Unsecured loans	1,269	1,286	1,152	1,175
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	54,184	36,933	42,195	22,846
Equity in STRS JV	21,104	21,602	21,104	22,741
Total	$607,574	$578,649	$695,240	$642,213

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of December 31, 2025		As of December 31, 2024
Advertising	$1,518	0.3%	$17,451	3.3%
Air Freight & Logistics	31,528	6.7	28,518	5.3
Application Software	22,741	4.8	26,924	5.0
Broadcasting	—	—	7,833	1.5
Broadline Retail	735	0.2	5,336	1.0
Building Products	13,748	2.9	13,206	2.5
Commodity Chemicals	—	—	16,026	3.0
Construction & Engineering	9,906	2.1	3,927	0.7
Construction Materials	5,159	1.1	5,640	1.1
Data Processing & Outsourced Services	26,789	5.7	28,572	5.3
Distributors	10,404	2.2	10,690	2.0
Diversified Chemicals	8,188	1.7	4,999	0.9
Diversified Support Services	9,337	2.0	9,563	1.8
Education Services	20,007	4.2	21,314	4.0
Electric Utilities	—	—	16,032	3.0
Environmental & Facilities Services	3,255	0.7	1,400	0.3
Food Distributors	264	0.1	350	0.1
Health Care Facilities	4,623	1.0	8,660	1.6
Health Care Services	8,389	1.8	19,589	3.7
Health Care Supplies	20,026	4.2	19,535	3.7
Heavy Electrical Equipment	—	—	10,138	1.9
Home Furnishings	16,103	3.4	25,376	4.7
Household Appliances	2,202	0.5	22,162	4.1
Household Products	9,658	2.0	11,656	2.2
Human Resource & Employment Services	2,909	0.6	—	—
Industrial Machinery & Supplies & Components	12,895	2.7	13,237	2.5

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Industry ($ in thousands)	As of December 31, 2025		As of December 31, 2024
Integrated Telecommunication Services	26,732	5.7	13,135	2.5
Interactive Media & Services	15,940	3.4	15,970	3.0
IT Consulting & Other Services	1,287	0.3	3,504	0.6
Leisure Facilities	15,233	3.2	19,580	3.7
Leisure Products	23,767	5.0	23,298	4.4
Life Sciences Tools & Services	—	—	5,000	0.9
Oil & Gas Storage & Transportation	10,158	2.1	—	—
Packaged Foods & Meats	4,033	0.9	4,087	0.7
Paper Products	9,276	2.0	9,453	1.8
Pharmaceuticals	12,027	2.5	—	—
Real Estate Services	20,426	4.3	20,872	3.9
Research & Consulting Services	5,143	1.1	5,295	0.9
Security & Alarm Services	—	—	7,070	1.3
Specialized Consumer Services	19,461	4.1	7,122	1.3
Specialized Finance(1)	10,661	2.3	—	—
Systems Software	28,504	6.0	26,398	4.9
Technology Hardware, Storage & Peripherals	19,484	4.1	18,072	3.4
Transaction & Payment Processing Services	10,115	2.1	8,066	1.5
Total(1)	$472,631	100.0%	$535,056	100.0%
(1)	Excludes investments in STRS JV.

As of December 31, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of December 31, 2025 and December 31, 2024, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 3.3 years and 3.0 years, respectively.

As of December 31, 2025 the total cost basis of non-accrual loans was $19,665 and the total fair value of non-accrual loans was $10,561. As of December 31, 2024 the total cost basis of non-accrual loans was $69,576 and the total fair value of non-accrual loans was $37,019.

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

December 31, 2025

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the year ended December 31, 2025:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$120	$1,247	$98	$—	$—	$(105)	$1,240
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	58	581	58	—	—	(3)	636
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	59	594	58	—	—	(2)	650
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,131	—	—	—	13	9,144
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	(38)	10,492	—	(39)	—	(5,099)	5,354
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	—	1,135	—	—	(939)	196
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Term Loan	139	—	4,252	(11)	—	1	4,242
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Revolving Loan	4	—	218	(218)	—	17	17
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class A Units	—	—	—	—	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class B Units	—	—	3,291	—	—	—	3,291
Playmonster Group LLC	Priority First Lien Secured Term Loan	164	1,172	164	—	—	19	1,355
Playmonster Group LLC	First Lien Secured Term Loan	—	1,635	—	—	—	94	1,729
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	385	3,342	157	(95)	—	—	3,404
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	1,657	—	—	—	3,127	4,784
Total Non-controlled affiliates		$891	$29,851	$9,431	$(363)	$—	$(2,877)	$36,042

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	December 31,
Affiliated Person(1)	Asset	income	2024	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2025
Controlled affiliates
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	$—	$373	$—	$—	$(2,373)	$2,000	$—
American Crafts, LC	Super Senior Priority First Lien Secured Term Loan	—	—	—	—	(1,230)	1,230	—
American Crafts, LC	Super Priority First Lien Secured Term Loan	—	—	—	—	(2,094)	2,094	—
American Crafts, LC	Priority First Lien Secured Term Loan	—	—	—	—	(5,105)	5,105	—
American Crafts, LC	First Lien Secured Term Loan	—	—	—	—	(8,720)	8,720	—
American Crafts, LC	First Lien Secured Delayed Draw Loan	—	—	—	—	(1,458)	1,458	—
American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Warrants	—	—	—	—	—	—	—
New American Crafts Holdings, LLC (d/b/a American Crafts, LC)	Class A Units	—	—	—	—	—	—	—
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	9,070	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	5,336	22,741	—	—	—	(1,139)	21,602
Total Controlled affiliates		$14,406	$107,530	$—	$—	$(20,980)	$19,468	$106,018
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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments to MSI Information Services, Inc., which had a cost basis of $9,602 were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, Inc). The remaining portion of the MSI Information Services, Inc. first lien secured investments, with a cost basis of $2,111, was recognized as a net realized loss in the consolidated statements of operations.

In October 2025, as part of a restructuring agreement between the Company and Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.), a portion of the Company’s first lien secured term loan investments to Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.), which had a cost basis of $1,682 were converted into common equity in Atlas Parent, LLC (d/b/a Alvaria, Inc.). The remaining portion of the Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.) first lien secured investments, with a cost basis of $11,182, was recognized as a net realized loss in the consolidated statements of operations.

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

In February 2023, the Company increased its commitment to the STRS JV in the amount of an additional $15,000, which brought the Company’s total capital commitment to the STRS JV to $115,000, comprised of $92,000 of subordinated notes and $23,000 of LLC equity interests, and STRS Ohio increased its capital commitment to the STRS JV in the amount of an additional $10,000, which brought its total capital commitment to the STRS JV to $60,000, comprised of $48,000 of subordinated notes and $12,000 of LLC equity interests. In connection with these increases in capital commitments, the Company’s and STRS Ohio’s amended economic ownership in the STRS JV was approximately 65.71% and 34.29%, respectively.

As of December 31, 2025 and December 31, 2024, STRS JV had total assets of $335,887 and $309,077, respectively. STRS JV’s portfolio consisted of debt investments in 43 and 38 portfolio companies as of December 31, 2025 and December 31, 2024. As of December 31, 2025 and December 31, 2024, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,000 and $19,594, respectively. The five largest investments in portfolio

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

companies by fair value in STRS JV totaled $75,398 and $79,058 as of December 31, 2025 and December 31, 2024, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both December 31, 2025 and December 31, 2024, the Company and STRS Ohio owned 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of December 31, 2025 and December 31, 2024. As of both December 31, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded.

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

December 31, 2025

(in thousands, except share and per share data)

On November 26, 2024, the terms of the STRS JV Credit Facility were further amended to, among other things, (i) reduce the spread from 2.50% to 2.25%, (ii) extend the non-call period from May 8, 2025, to November 26, 2026, (iii) extend the reinvestment period from January 19, 2026, to November 26, 2027, and (iv) extend the termination date from January 19, 2028, to November 26, 2029.

As of December 31, 2025, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on a risk-free index rate such as SOFR plus a spread of 2.25%. The maturity date of the STRS JV Credit Facility is November 26, 2029. As of December 31, 2025, STRS JV had $171,913 outstanding borrowings and an interest rate outstanding of 5.94% per annum under the STRS JV Credit Facility.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2025:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.75%	10.57%	02/18/22	12/15/26	8,914	$8,880	$8,914	27.1%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.75%	10.57%	03/11/22	12/15/26	2,993	2,981	2,993	9.1
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.75%	10.69%	02/18/22	12/15/26	619	617	619	1.9
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.42% Cash + 0.75% PIK)	01/22/25	12/28/29	6,632	6,553	6,532	19.9
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.42% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(3)	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.42% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(3)	—
									19,031	19,052	58.0
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.83%	02/17/22	06/14/27	3,271	3,262	3,271	10.0
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	9.83%	02/17/22	06/14/27	—	—	2	—
									3,262	3,273	10.0
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.37%	07/21/25	06/18/32	6,633	6,542	6,632	20.2
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(6)(14)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.50%	9.33%	07/21/25	06/18/32	2,372	2,339	2,442	7.4
									8,881	9,074	27.6
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	07/19/19	07/01/26	18,019	18,019	17,299	52.6
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	07/19/19	07/01/26	—	—	(39)	(0.1)
									18,019	17,260	52.5
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.82%	11/09/20	12/07/26	13,358	13,331	13,314	40.5
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.42%	06/04/25	03/28/31	9,090	8,970	9,142	27.8
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.42%	06/04/25	03/28/31	295	293	319	1.0
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.42%	06/04/25	03/28/31	—	—	25	0.1
									22,594	22,800	69.4
Commodity Chemicals
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	4.75%	8.47%	04/01/25	04/10/31	6,948	6,918	6,948	21.1
									6,918	6,948	21.1

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.07%	12/21/23	01/02/29	2,956	$2,912	$2,787	8.4%
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	10.07%	12/21/23	01/02/29	1,873	1,845	1,766	5.4
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.07%	12/21/23	01/02/29	168	166	118	0.4
ELM DebtCo, LLC (d/b/a ELM Utility Services)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	5,543	5,488	5,488	16.7
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	—	—	—	—
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	—	—	—	—
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	8.92%	06/14/24	05/31/29	8,093	7,975	8,107	24.7
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	8.92%	06/14/24	05/31/29	—	—	18	0.1
									18,386	18,284	55.7
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	4,046	4,002	4,046	12.3
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	—	—	15	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	—	—	6	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	8.57%	12/12/24	11/26/31	5,293	5,248	5,262	16.0
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	8.57%	12/12/24	11/26/31	667	661	663	2.0
									9,911	9,992	30.3
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(15)	First Lien Secured Term Loan	1.00%	Base Rate	4.50%	8.20%	10/31/23	10/26/28	12,389	12,284	12,332	37.5
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.50%	8.20%	10/31/23	10/26/28	—	—	9	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.50%	11.48%	07/19/19	09/30/27	11,668	11,655	11,041	33.5
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.48%	07/19/19	09/30/27	288	288	262	0.8
									24,227	23,644	71.8
Electrical Components & Equipment
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	6,045	5,986	5,985	18.2
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	—	—	—	—
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	—	—	—	—
Principal Lighting Group, LLC (d/b/a Principal Sloan)(15)	First Lien Secured Term Loan	1.00%	Base Rate	5.25%	8.96%	12/03/24	11/04/30	3,353	3,312	3,343	10.2
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	8.96%	12/03/24	11/04/30	—	—	4	—
									9,298	9,332	28.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.23%	08/09/23	08/01/29	6,834	6,733	6,834	20.8
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.44%	10.26%	08/09/23	08/01/29	2,319	2,281	2,323	7.1
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/09/23	08/01/29	370	365	379	1.2
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	10,964	10,917	10,964	33.3
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	2,319	2,309	2,319	7.1
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.52%	03/01/22	12/29/27	310	309	314	1.0
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.72%	01/23/24	12/31/26	6,592	6,546	6,396	19.5
									29,460	29,529	90.0

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.47%	06/14/24	05/10/29	4,956	$4,889	$4,928	15.0%
									4,889	4,928	15.0
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	13,039	12,922	12,973	39.5
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	408	405	409	1.2
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	—	—	5	—
									13,327	13,387	40.7
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.82%	04/11/23	03/01/29	4,951	4,872	4,974	15.1
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	9.82%	04/11/23	03/01/29	—	—	8	—
									4,872	4,982	15.1
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.17%	05/01/25	03/21/31	4,169	4,132	4,169	12.7
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.17%	05/01/25	03/21/31	—	—	10	—
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.50%	8.17%	05/01/25	03/21/31	—	—	4	—
									4,132	4,183	12.7
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (1M)	6.00%	7.90%	05/04/22	04/28/28	6,198	6,480	7,281	22.1
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	05/04/22	04/28/28	944	936	944	2.9
									7,416	8,225	25.0
Household Products
NM Z Holdco Inc. (d/b/a Zep, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.67%	08/12/25	06/30/31	10,388	10,293	10,378	31.6
NM Z Holdco Inc. (d/b/a Zep, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.67%	08/12/25	06/30/31	—	—	6	—
									10,293	10,384	31.6
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42%	03/24/25	02/19/30	2,526	2,484	2,492	7.6
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.42%	03/24/25	02/19/30	—	—	1	—
									2,484	2,493	7.6

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.75%	10.89% (10.64% Cash + 0.25% PIK)	09/11/24	05/04/29	3,508	$3,485	$3,369	10.2%
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	6.65%	10.59% (10.34% Cash + 0.25% PIK)	09/11/24	05/04/29	553	721	717	2.2
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	7.00%	9.07% (8.82% Cash + 0.25% PIK)	09/11/24	05/04/29	616	676	694	2.1
Cennox, Inc. (d/b/a Cennox)(15)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.60% (10.35% Cash + 0.25% PIK)	09/11/24	05/04/29	134	133	129	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	6.75%	10.59% (10.34% Cash + 0.25% PIK)	09/11/24	05/04/29	158	206	205	0.6
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.72%	05/10/23	04/10/29	8,555	8,430	8,567	26.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.72%	05/10/23	04/10/29	1,322	1,300	1,322	4.0
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	10.75%	04/07/25	04/10/28	714	705	715	2.2
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.32%	01/27/21	01/02/29	10,809	10,747	10,481	31.9
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.49%	01/27/21	01/02/29	2,916	2,898	2,827	8.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.49%	01/27/21	01/02/29	—	—	(35)	(0.1)
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	08/10/21	03/02/28	5,902	5,885	5,902	18.0
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.57%	08/10/21	03/02/28	—	—	2	—
									35,186	34,895	106.2
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.48%	06/14/24	05/14/29	4,475	4,414	4,475	13.5
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.48%	06/14/24	05/14/29	—	—	6	—
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	12/24/24	06/28/28	2,480	2,453	2,480	7.5
									6,867	6,961	21.0
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC(15)	First Lien Secured Term Loan	1.00%	Base Rate	6.25%	10.32%	06/22/21	02/24/26	7,900	7,895	7,900	24.0
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.32%	06/22/21	02/24/26	—	—	—	—
Max Solutions, Inc.(11)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.91%	10.90%	10/07/22	09/29/28	6,451	6,392	6,420	19.5
Max Solutions, Inc.(11)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.90%	10.89%	10/07/22	09/29/28	410	407	408	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.90%	10.89%	10/07/22	09/29/28	—	—	1	—
									14,694	14,729	44.7
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	3,900	3,850	3,873	11.7
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	—	—	10	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	—	—	4	—
									3,850	3,887	11.7

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.27%	12/28/21	10/19/26	4,602	$4,588	$4,602	14.0%
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(15)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	10.55%	02/18/22	10/19/26	1,154	1,150	1,154	3.5
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.27%	02/18/22	10/19/26	700	698	701	2.1
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	03/01/22	01/21/27	5,517	5,493	5,022	15.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	03/01/22	01/21/27	725	722	660	2.0
									12,651	12,139	36.9
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.82%	01/10/24	11/21/29	3,580	3,523	3,493	10.6
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(15)	First Lien Secured Revolving Loan	0.75%	Base Rate	5.92%	10.02%	01/10/24	11/21/28	373	367	366	1.1
									3,890	3,859	11.7
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/10/21	07/30/27	14,009	13,935	14,009	42.6
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/10/21	07/30/27	3,831	3,811	3,831	11.7
									17,746	17,840	54.3
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.84%	03/05/25	01/31/31	4,049	3,998	4,049	12.2
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	8.90%	03/05/25	01/31/31	802	793	806	2.5
The Crom Corporation(6)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.00%	8.84%	03/05/25	01/31/31	312	308	317	1.0
									5,099	5,172	15.7
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.38%	11/27/23	11/09/28	6,290	6,218	6,290	19.1
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.38%	11/27/23	11/09/28	—	—	10	—
									6,218	6,300	19.1
Total Investments									$323,601	$323,552	984.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(7)	Share class: Administration (CUSIP: 38141W315)				3.34%				$2,602	$2,602	7.9%
JPMorgan U.S. Treasury Plus Money Market Fund(7)	Share class: Agency (CUSIP: 4812C2742)				3.65%				3,279	3,279	10.0
Total Money Market Funds									5,882	5,882	17.9
Total Investments and Money Market Funds									$329,483	$329,434	1,002.2%

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	253	CAD	$180 USD	2/6/2026	$—	$(4)
Morgan Stanley		€655	EUR	$758 USD	2/6/2026	—	(13)
Morgan Stanley		£126	GBP	$165 USD	2/6/2026	—	(5)
Total						$—	$(22)
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.6%, respectively, as of December 31, 2025. The Prime was 6.8% as of December 31, 2025. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.0% and 2.1%, respectively, as of December 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 984.3% of STRS JV’s members’ equity or 96.3% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The rate shown is the annualized seven-day yield as of December 31, 2025.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in CAD.
(11)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(12)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(13)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(14)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).
(15)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).
(16)

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased	Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	681	CAD	$492 USD	2/4/2025	$17	$—
Morgan Stanley		€870	EUR	$950 USD	2/4/2025	47	—
Total						$64	$—
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR. which resets monthly, quarterly or semiannually.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 852.3% of STRS JV’s members’ equity or 95.4% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in CAD.
(11)	The investment was comprised of two contracts, which were indexed to Prime and a different base rate, SOFR, SONIA or CORRA. The Floor, Spread Above Index and Interest Rate presented represent the weighted average of both contracts.
(12)	The rate shown is the annualized seven-day yield as of December 31, 2024.
(13)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

As of December 31, 2025, the portfolio companies underlying the Company’s investments are all located in the United States and its territories except for Cennox Holdings Limited, which is domiciled in the United Kingdom. As of December 31, 2024, the portfolio companies underlying the Company’s investments are all located in the United States and its territories except for Geo Logic Systems Ltd., which is domiciled in Canada, and Cennox Holdings Limited which is domiciled in the United Kingdom.

As of December 31, 2025 and December 31, 2024, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $41,415, and $24,724 under delayed draw term loan commitments and undrawn revolvers as of December 31, 2025 and December 31, 2024, respectively.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, 2024 and 2023:

Selected Balance Sheet Information ($ in thousands)	As of December 31, 2025	As of December 31, 2024
Assets
Investments, at fair value (amortized cost of $323,601 and $296,752 respectively)	$323,552	$294,957
Cash and cash equivalents	10,902	12,454
Interest receivable	1,256	1,427
Amounts receivable on unsettled investment transactions	16	143
Unrealized appreciation on foreign currency forward contracts	—	64
Other assets	161	32
Total assets	$335,887	$309,077
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,425 and $3,024, respectively)	$169,488	$141,057
Note payable to members	128,459	128,459
Interest payable on credit facility	861	807
Interest payable on notes to members	3,370	3,589
Unrealized depreciation on foreign currency forward contracts	22	—
Other liabilities	815	558
Total liabilities	303,015	274,470
Members’ equity	32,872	34,607
Total liabilities and members’ equity	$335,887	$309,077

	Year Ended December 31,
Selected Statement of Operations Information ($ in thousands)	2025	2024	2023
Interest and fee income	$36,576	$39,833	$40,334
Total investment income	$36,576	$39,833	$40,334
Interest expense on credit facility	12,930	14,433	14,558
Interest expense on notes to members	13,802	14,971	14,403
Administrative fee	674	651	652
Other expenses	925	816	636
Total expenses	$28,331	$30,871	$30,249
Net investment income	8,245	8,962	10,085
Net realized gains (losses) on investments and foreign currency transactions	(1,016)	91	312
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	(844)	1,329	1,229
Net increase in members’ equity resulting from operations	$6,385	$10,382	$11,626

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the year ended December 31, 2025 and year ended December 31, 2024, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$429,573	$429,573
Second lien secured loans	—	—	4,839	4,839
Unsecured loans	—	—	1,286	1,286
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	36,933	36,933
Equity in STRS JV(1)	—	—	—	21,602
Total investments	$—	$—	$557,047	$578,649
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $21,048 as of December 31, 2025, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at ($323) as of December 31, 2025, are characterized in Level 2 of the hierarchy.

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

The Company’s forward currency contracts, which were valued at $20 as of December 31, 2024, are characterized in Level 2 of the hierarchy.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2025:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Year ended December 31, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Funding of investments	190,001	1,520	—	—	218	191,739
Non-cash interest income	1,872	167	111	—	—	2,150
Accretion of discount	3,508	48	—	—	—	3,556
Proceeds from paydowns and sales	(244,179)	(5,193)	—	—	(355)	(249,727)
Conversions	(12,082)	—	—	—	12,082	—
Realized gains (losses)	(35,424)	—	—	—	41	(35,383)
Net unrealized appreciation (depreciation)	23,184	(45)	—	—	2,101	25,240
Fair value, end of period	$429,573	$4,839	$1,286	$84,416	$36,933	$557,047
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2025	$(4,730)	$—	$(6)	$—	$(206)	$(4,942)

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the year ended December 31, 2024:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Year ended December 31, 2024	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$553,085	$19,039	$167	$84,416	$16,679	$673,386
Funding of investments	206,830	—	—	—	453	207,283
Non-cash interest income	6,786	380	94	—	—	7,260
Accretion of discount	4,084	22	5	—	—	4,111
Proceeds from paydowns and sales	(241,304)	(2,039)	—	—	(1,403)	(244,746)
Conversions	(8,852)	(11,769)	886	—	19,735	—
Realized gains (losses)	(10,985)	(5,817)	—	—	(1,886)	(18,688)
Net unrealized appreciation (depreciation)	(6,951)	8,526	23	—	(10,732)	(9,134)
Fair value, end of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Change in unrealized appreciation (depreciation) on investments still held as of December 31, 2024	$(17,190)	$259	$23	$—	$(10,151)	$(27,059)

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

December 31, 2025

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2025	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$358,708	Discounted cash flow analysis	Discount Rate	7.9% - 33.5% (11.2%)
	51,846	Recent transaction	Transaction Price	96.8 - 99.6 (98.3)
	17,290	Enterprise value analysis	EBITDA Multiple	5.5 - 8.2 (7.4)
	1,729	Enterprise value analysis	Revenue Multiple	0.9 - 0.9 (0.9)
Second lien secured loans	3,404	Discounted cash flow analysis	Discount rate	9.5% - 9.5% (9.5%)
	1,435	Recent transaction	Transaction Price	91.4 - 91.4 (91.4)
Unsecured loans	1,286	Discounted cash flow analysis	Discount rate	13.1% - 13.3% (13.2%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	21,572	Enterprise value analysis	EBITDA multiple	6.5 - 12.9 (8.6)
	9,144	Enterprise value analysis	Revenue Multiple	0.9 - 2.3 (2.3)
Preferred equity	5,815	Enterprise value analysis	EBITDA multiple	6.5 - 10.0 (6.9)
Warrant	197	Option Pricing Model	Volatility	27.0% - 27.0% (27.0%)
	205	Enterprise value analysis	EBITDA Multiple	7.4 - 7.4 (7.4)
Total Level 3 Investments	$557,047
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2024	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$439,577	Discounted cash flow analysis	Discount Rate	7.7% - 26.8% (13.1%)
	19,554	Recent transaction	Transaction Price	98.0 - 100.0 (98.5)
	22,923	Enterprise value analysis	EBITDA Multiple	5.8 - 8.0 (6.9)
	1,635	Enterprise value analysis	Revenue Multiple	1.4 - 1.4 (1.4)
	9,104	Expected repayment	Transaction Price	103.0 - 103.0 (103.0)
	373	Collateral analysis	Recovery Rate	0.0 - 15.0 (15.0)
	9,453	Market quotations	Broker quoted price	96.8 - 96.8 (96.8)
	74	Option pricing Model	Volatility	16.0 - 16.0 (16.0)
Second lien secured loans	8,342	Discounted cash flow analysis	Discount rate	11.7% - 12.5% (12.0%)
Unsecured loans	1,175	Discounted cash flow analysis	Discount rate	12.3% - 12.9% (12.6%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	10,728	Enterprise value analysis	EBITDA multiple	5.3 - 13.7 (9.8)
	9,132	Enterprise value analysis	Revenue Multiple	1.4 - 2.0 (2.0)
Preferred equity	2,916	Enterprise value analysis	EBITDA multiple	6.5 - 12.1 (7.5)
Warrant	70	Enterprise value analysis	EBITDA multiple	5.5 - 5.5 (5.5)
Total Level 3 Investments	$619,472
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

December 31, 2025

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

The following table presents the principal amount and fair value of the Company’s borrowings as of December 31, 2025 and December 31, 2024. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of December 31, 2025, and December 31, 2024 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2025 (the “5.375% 2025 Notes”), the 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of December 31, 2025 and December 31, 2024, the fair value of the 7.875% 2028 Notes and 2025 CLO Notes (as defined in Note 6) approximates the principal amounts outstanding.

		As of December 31, 2025		As of December 31, 2024
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 CLO Notes	3	$174,000	$174,000	$—	$—
JPM Credit Facility	3	—	—	161,493	160,745
5.375% 2025 Notes	3	—	—	40,000	39,594
5.375% 2026 Notes	3	10,000	9,948	10,000	9,765
4.000% 2026 Notes	3	75,000	73,649	75,000	71,342
5.625% 2027 Notes	3	10,000	9,941	10,000	9,719
4.250% 2028 Notes	3	25,000	23,865	25,000	22,911
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$328,500	$325,903	$355,993	$348,576

NOTE 6 – BORROWINGS

Historically, the 1940 Act has permitted the Company to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. In March 2018, the Small Business Credit Availability Act (the “SBCAA”) was enacted into law. The SBCAA, amended the 1940 Act to reduce the asset coverage requirements applicable to business development companies from 200% to 150% so long as the business development company meets certain

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

disclosure requirements and obtains certain approvals. At the Company’s annual meeting of stockholders held on August 1, 2018, the Company’s stockholders approved the reduced asset coverage ratio from 200% to 150%, such that the Company’s maximum debt-to-equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage for borrowed amounts was 179.1% and 180.4%, respectively.

Total borrowings outstanding and available as of December 31, 2025, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility(1)	1/17/2030	S+2.250%	$—	$(1,342)	$100,000
2025 CLO Notes(2)	5/25/2037	S+1.700%	174,000	171,973	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,973	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,673	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,952	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,848	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,757	—
Total debt			$328,500	$323,834	$100,000

(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.
(2)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

Total borrowings outstanding and available as of December 31, 2024, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility(1)	11/22/2025	S+2.500%	$161,493	$160,745	$173,507
5.375% 2025 Notes	10/20/2025	5.375%	40,000	39,892	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,943	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,332	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,926	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,796	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,483	—
Total debt			$355,993	$353,117	$173,507

(1)	All foreign denominated principal borrowings have been converted to USD using the exchange rates as of the applicable reporting date.

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

December 31, 2025

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

The Credit Facility bears interest at SOFR for USD denominated borrowings, EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings, SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The Company is also required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. The minimum borrowing requirement is $50,000 as of December 31, 2025. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $139,509 as of December 31, 2025. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of December 31, 2025, the Company had no outstanding borrowings and $100,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $77,300 at a weighted average interest rate of 6.54% for the year ended December 31, 2025. As of December 31, 2025, the interest rate in effect on outstanding borrowings was zero. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2025, due to borrowing base limitations, approximately $43,777 was available to be drawn by the Company based on these requirements.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Credit Facility were as follows:

	Year ended December 31,
Credit Facility Interest Expense ($ in thousands)	2025	2024	2023
Stated Interest Expense	$6,619	$16,182	$18,960
Amortization of debt issuance costs	354	836	818
Total interest and other debt financing costs	$6,973	$17,018	$19,778
Capital paid for interest expense	$7,555	$16,430	$19,063
Annualized average stated interest rate	6.5%	7.7%	7.6%
Average outstanding balance	$77,300	$182,014	$236,969

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

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174,000 of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30,000 of AA-rated Class B Notes (the “Class B Notes”); (iii) $24,000 of A-rated Class C Notes (the “Class C Notes”). Additionally, $70,150 of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of December 31, 2025, the Company indirectly retained $30,000 of the Class B Notes, $24,000 of the Class C Notes and $70,150 of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of December 31, 2025, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of December 31, 2025:

		December 31, 2025
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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

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

As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294,585 securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements

The interest charged under the 2025 CLO Securitization is based on three-month Term SOFR. For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 CLO Securitization were as follows:

	Year ended December 31,
2025 CLO Notes Interest Expense ($ in thousands)	2025	2024	2023
Stated Interest Expense	$5,753	$—	$—
Amortization of debt issuance costs	99	—	—
Total interest and other debt financing costs	$5,852	$—	$—
Capital paid for interest expense	$4,828	$—	$—
Annualized average stated interest rate	5.9%	—%	—%
Average outstanding balance	$97,726	$—	$—

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Senior Unsecured Notes were as follows:

	Year ended December 31,
Senior Unsecured Notes Interest Expense ($ in thousands)	2025	2024	2023
Stated Interest Expense	$9,486	$10,029	$9,356
Amortization of debt issuance costs	828	852	782
Total interest and other debt financing costs	$10,314	$10,881	$10,138
Capital paid for interest expense	$9,904	$10,029	$9,958
Annualized average stated interest rate	5.1%	5.2%	4.9%
Average outstanding balance	$184,199	$194,500	$190,205

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement. On November 1, 2023, at an in-person meeting, the Company’s board of directors approved an amended and restated investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on October 29, 2025. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

December 31, 2025

(in thousands, except share and per share data)

(i) 200% and (ii) the value of the Company’s total net assets, at the end of the two most recently completed calendar quarters. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

The following table details our management fee expenses for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
Management Fees ($ in thousands)	2025	2024	2023
Base management fees	$11,111	$12,127	$14,684
Total management fees	$11,111	$12,127	$14,684

As of December 31, 2025 and December 31, 2024, management fees payable on the consolidated statements of assets and liabilities were $2,660 and $2,932, respectively.

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

December 31, 2025

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

December 31, 2025

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

On November 10, 2025, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the two fiscal quarters ending December 31, 2025 and March 31, 2026.

The following table provides a breakdown of the performance-based incentive fees for the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
Performance-based Incentive Fees ($ in thousands)	2025	2024	2023
Income incentive fee	$6,477	$9,309	$10,678
Capital gains incentive fee	—	—	—
Performance-based incentive fees waived	(200)	—	—
Total performance-based incentive fees	$6,277	$9,309	$10,678

As of December 31, 2025 and December 31, 2024, incentive fees payable on the consolidated statements of assets and liabilities were $19,157 and $17,848, respectively. As of both December 31, 2025 and December 31, 2024, there were no incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

December 31, 2025

(in thousands, except share and per share data)

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During each of the years ended December 31, 2025, 2024 and 2023, the Company incurred allocated administrative service fees of $683.

Co-investments with Related Parties: As of December 31, 2025 and December 31, 2024, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s investments.

As of December 31, 2025 and December 31, 2024, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s investments of $7,220,543 and $5,890,052, respectively.

STRS JV: For the year ended December 31, 2025 and December 31, 2024, the Company sold $83,259 and $59,190 of investments to STRS JV and recognized a net realized loss of $4 and $15, respectively.

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

As of December 31, 2025 and December 31, 2024, the balance of unfunded commitments to extend credit was $40,994 and $26,385, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The following table summarizes the Company’s unfunded commitments as of December 31, 2025 and December 31, 2024:

Unfunded Commitments ($ in thousands)	As of December 31, 2025	As of December 31, 2024
Revolving Loan Commitments:
Bridgepoint Healthcare, LLC	$—	$1,350
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	643	459
Claridge Products and Equipment, LLC	140	70
Coastal Television Broadcasting Group LLC	—	309
EducationDynamics, LLC	840	1,199
Four Winds Health, LLC	625	—
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	235	194
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	530	—
Juniper Landscaping Holdings LLC	677	—
Leviathan Intermediate Holdco, LLC	570	570
LogicMonitor, Inc.	778	778
Media Source, LLC (d/b/a Media Source Inc.)	825	—
Meta Buyer LLC (d/b/a Metagenics, LLC)	1,475	—
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	—	246
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	945	—
M&M OpCo, LLC (d/b/a Escalent, Inc.)	238	238
PANOS Brands, LLC	412	384
PGI Parent LLC (d/b/a Prime Electric, Inc.)	923	—

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

Unfunded Commitments ($ in thousands)	As of December 31, 2025	As of December 31, 2024
Quest Events, LLC	88	—
Rewards Network Inc.	1,915	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	1,545	2,646
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	281	146
Telestream Holdings Corporation	—	241
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)	497	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	311	—
The Kyjen Company, LLC (d/b/a Outward Hound)	798	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Trailhead Media LLC	—	870
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	428	515
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)	—	1,195
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	19,819	15,510

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Avision Holdings, LLC (d/b/a Avision Sales Group)	—	1,756
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	601	—
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	486	—
Four Winds Health, LLC	2,250	—
Juniper Landscaping Holdings LLC	2,769	—
Kelso Industries LLC	—	1,389
LogicMonitor, Inc.	1,000	—
Meta Buyer LLC (d/b/a Metagenics, LLC)	3,380	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	1,076	—
Rewards Network Inc.	2,553	—
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	451	878
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	2,485	—
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	1,107
Trailhead Media LLC	—	2,174
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	1,288
Total unfunded delayed draw loan commitments	21,175	10,875
Total Unfunded Commitments	$40,994	$26,385
(1)Unfunded commitments denominated in non-USD currencies have been converted to USD using the exchange rate as of the applicable reporting date.

As of both December 31, 2025 and December 31, 2024, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

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

No shares were issued pursuant to the ATM program during the years ended December 31, 2025 or 2024.

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

For the year ended December 31, 2025, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
November 1, 2025 to November 30, 2025	261,612	$7.21	$1,887	$13,113
December 1, 2025 to December 31, 2025	747,431	7.40	5,535	7,578
Total	1,009,043	$7.35	$7,422

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per share data:(1)
Net asset value, beginning of period	$12.31	$13.63	$14.30	$15.10	$15.23
Net investment income	1.13	1.60	1.84	1.60	1.36
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.51)	(1.13)	(0.96)	(0.93)	0.07
Net increase in net assets resulting from operations	0.62	0.47	0.88	0.67	1.43
Purchases of common stock(2)	0.18	—	—	—	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	0.01	—	—	—	—
Distributions declared from net investment income	(1.44)	(1.79)	(1.55)	(1.47)	(1.56)
Net asset value, end of period	$11.68	$12.31	$13.63	$14.30	$15.10
Total annualized return based on market value(4)	(28.20)%	(21.30)%	(5.75)%	(15.81)%	13.89%
Total annualized return based on net asset value	5.18%	3.49%	6.20%	4.55%	9.21%
Net assets, end of period	$259,792	$286,134	$316,772	$332,387	$349,751
Per share market value at end of period	$6.95	$9.68	$12.30	$13.05	$15.50
Shares outstanding end of period	22,234,045	23,243,088	23,243,088	23,243,088	23,162,667
Ratios/Supplemental Data:(5)
Ratio of expenses before incentive fees to average net assets(6)	14.54%	14.89%	15.16%	12.54%	10.96%
Ratio of incentive fees to average net assets	2.27%	2.99%	3.25%	2.04%	2.30%
Ratio of total expenses to average net assets(6)	16.81%	17.88%	18.41%	14.58%	13.26%
Ratio of net investment income to average net assets(6)	10.07%	11.98%	12.98%	10.81%	8.81%
Portfolio turnover ratio	31.38%	30.93%	19.91%	35.81%	60.79%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Represents the impact of share repurchases of common stock on the Company’s net asset value per share, due to repurchases at prices below net asset value. See Note 9, Stockholders’ Equity.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(5)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(6)	Calculated using total expenses, including income tax provision.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Year Ended December 31,
($ in thousands except share and per share amounts)	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$14,337	$10,851	$20,412
Weighted average shares outstanding	23,174,909	23,243,088	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$0.62	$0.47	$0.88

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

The reconciliation of net increase in net assets resulting from operations to taxable income is as follows:

	Year ended December 31,
($ in thousands)	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$14,337	$10,851	$20,412
Change in net unrealized (appreciation) depreciation on investments and foreign currency	(23,792)	8,406	23,248
Other book-to-tax differences	36,666	18,089	204
Taxable income before deductions for distributions	$27,211	$37,346	$43,864

The tax character of distributions was as follows:

	Year ended December 31,
($ in thousands)	2025		2024		2023
Ordinary income	$33,257	100.0%	$41,489	100.0%	$36,027	100.0%
Return of capital	—	—	—	—	—	—
Long-term capital gains	—	—	—	—	—	—
Total distributions	$33,257	100.0%	$41,489	100.0%	$36,027	100.0%

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

As of December 31, 2025, 2024 and 2023, the tax basis components of distributable earnings were as follows:

	Year ended December 31,
($ in thousands)	2025	2024	2023
Ordinary income	$21,577	$28,366	$31,874
Accumulated capital and other losses	(41,856)	(27,935)	—
Net unrealized (depreciation) appreciation on investments and foreign currency	(52,057)	(54,509)	(54,020)
Distributions deferred	—	—	—
Total (accumulated deficit) distributable earnings – tax basis	$(72,336)	$(54,078)	$(22,146)

There were no late year ordinary losses for the fiscal years ended December 31, 2025, December 31, 2024 and December 31, 2023.

For tax purposes, net capital losses may be carried over to offset future capital gains, if any. The Company is permitted to carry forward capital losses incurred for an unlimited period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2025 and 2024, the Company had $36,521 and $22,269, respectively of long-term capital loss carryforwards. As of December 31, 2025 and 2024, the Company had $5,335 and $5,666, respectively of short-term capital loss carryforwards.

As of December 31, 2025, the cost of investments for U.S. federal income tax purposes was $632,092 resulting in net unrealized depreciation of $53,444. This is comprised of gross unrealized appreciation of $15,796 and gross unrealized depreciation of $69,240 on a tax basis. As of December 31, 2024, the cost of investments for U.S. federal income tax purposes was $711,668, resulting in net unrealized depreciation of $56,206. This is comprised of gross unrealized appreciation of $13,700 and gross unrealized depreciation of $69,906 on a tax basis.

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

WHITEHORSE FINANCE, INC.

Notes To Consolidated Financial Statements

December 31, 2025

(in thousands, except share and per share data)

NOTE 14 - SUBSEQUENT EVENTS

Management has evaluated events that have occurred after the balance sheet date but before the consolidated financial statements are issued and other than the items discussed below, the Company has determined that there were no additional subsequent events requiring adjustment or disclosure in the consolidated financial statements.

Subsequent to the quarter ended December 31, 2025, the Company received financial information related to its investment in The Kyjen Company, LLC (d/b/a Outward Hound). Based on the information currently available, the Company expects to reduce the fair value mark of its first lien secured investments from 85.8% to within a range of between approximately 55.0% and 65.0% of face value during the first quarter, but this conclusion is subject to change based on additional information which may become available.

Subsequent to the quarter ended December 31, 2025, the Company received financial information related to its investment in Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC). Based on the information currently available, the Company expects to reduce the fair value mark of its first lien secured investments from 40.0% to within a range of between approximately 15.0% and 25.0% of face value during the first quarter, but this conclusion is subject to change based on additional information which may become available.

On February 26, 2026, the Company’s board of directors approved a $7,500 increase in the authorized amount available for repurchases under the Repurchase Program up to $22,500.

On February 26, 2026, the Company's board of directors dismissed Crowe LLP as the Company's independent registered public accounting firm effective upon the issuance of the Company’s financial statements as of and for the fiscal year ended December 31, 2025. The Company's board of directors subsequently appointed Deloitte & Touche LLP as the Company's independent registered public accounting firm.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2025 (the end of the period covered by this report), we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management assessed the effectiveness of WhiteHorse Finance’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

WhiteHorse Finance’s registered public accounting firm has issued an audit report on the effectiveness of WhiteHorse Finance’s internal control over financial reporting. This report appears on page 111.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below is certain information regarding the members of our board of directors, including the name, age, principal occupation, business experience and length of service as a director.

			Director	Expiration
Name	Age	Position	Since	of Term
Interested Directors
John Bolduc	61	Chairman of the Board of Directors	2012	2027
Stuart Aronson	63	Chief Executive Officer and Director	2017	2026
Jay Carvell	60	Director	2012	2026
Independent Directors
Rick P. Frier	64	Director, Chairman of the Compensation Committee	2016	2026
Rick D. Puckett	72	Director, Chairman of the Audit Committee	2012	2027
G. Stacy Smith	57	Director, Chairman of the Nominating and Corporate Governance Committee	2015	2028
John P. Volpe	62	Director	2024	2028

The address for each director is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.

Our directors have been divided into two groups — interested directors and independent directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

Stuart Aronson: Mr. Aronson has served as our Chief Executive Officer since 2016 and has served as a director since 2017. Mr. Aronson also currently serves as Chairman of the U.S. direct lending platform of H.I.G. Capital. Prior to joining H.I.G. Capital, from July 1990 through December 2015 Mr. Aronson served as an officer of the General Electric Company and as the President and Chief Executive Officer of GSF. Mr. Aronson also served during this period on the board of directors of Peacock Equity Partners, a mid-to-late stage venture capital fund organized as a joint venture between GE Capital and NBC Universal. Prior to joining GSF, Mr. Aronson led the commercial and industrial platform of GE Structured Finance (Americas), Inc., which provided structured debt and equity solutions to borrowers in the United States, Europe and Asia. Before that, he held several positions with GE Capital Markets Group, Inc., including serving as leader of domestic product execution, including syndications, private placements, securitization and trade finance. Mr. Aronson began his career in the syndications group of Chemical Banking Corporation. He also currently serves on the Board of Kids in Crisis in Greenwich, Connecticut. Mr. Aronson graduated cum laude from Tufts University and received an M.B.A. with honors from Columbia Business School.

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

G. Stacy Smith: Mr. Smith has served as a director since 2015. Mr. Smith previously served on the board of directors of Independent Bank Group, a bank holding company (NASDAQ: IBTX), to which he was elected in February 2013 until its sale to SouthState Bank, after which Mr. Smith was appointed to the board of SouthState Bank. He also previously served on the board of directors of USD Partners LP, an energy-related logistics company (NYSE: USDP), from October 2015 until December 2024. Mr. Smith co-founded in February 2013 and remains a partner of Trinity Investment Group, a firm which invests in private equity transactions, public equity securities and other assets. In 1997, Mr. Smith co-founded Walker Smith Capital, a Dallas-based small- and mid-cap equity hedge fund, where he was a partner and served as a portfolio manager until December 2012. Mr. Smith also formerly served as a partner of SCW Capital, LP, a hedge fund, from 2013 to 2022. Mr. Smith received a Bachelor of Business Administration in Finance and Accounting from the University of Texas at Austin in 1990.

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

Executive Officers Who are Not Directors

Name	Age	Position
Joyson C. Thomas	44	Chief Financial Officer
Marco Collazos	50	Chief Compliance Officer

The address for each officer is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. Each officer holds office until his successor is chosen and qualifies or until his earlier resignation or removal.

Joyson C. Thomas: Mr. Thomas has served as our Chief Financial Officer since August 2019. Mr. Thomas joined H.I.G. Capital in April 2017. Before becoming the Chief Financial Officer of the Company, Mr. Thomas was Controller for the WhiteHorse Direct Lending platform within H.I.G. Capital’s Credit platform, which includes the Company as well as other pooled investment vehicles and separately managed accounts. He is responsible for the financial reporting and operations oversight of all WhiteHorse Direct Lending vehicles. Mr. Thomas has more than 20 years of experience in the asset management industry with a focus on credit strategies. From January 2014 until joining H.I.G. Capital, Mr. Thomas was a Principal and Controller for MatlinPatterson’s Asset Management (“MPAM”) platform, where he oversaw the finance function for various credit strategies spanning performing and distressed credit, mortgage-backed securities as well as CLO structures. Prior to joining MPAM MatlinPatterson, Mr. Thomas was the Global Controller at Clearwater Capital Partners (now a subsidiary of Fiera Capital), an Asian credit-focused investment firm. Earlier in his career, Mr. Thomas was a Manager in the Transaction Services practice and prior to that a Senior Associate in the audit practice of PricewaterhouseCoopers LLP. He currently serves on the Board of Trustees for Canisius University. Mr. Thomas holds a Bachelor of Science degree in Accounting and Finance, summa cum laude, from Canisius University — Richard J. Wehle School of Business. He is a Certified Public Accountant licensed in the State of New York, a Chartered Global Management Accountant and is a member of the American Institute of Certified Public Accountants as well as the New York State Society of Certified Public Accountants.

Marco Collazos: Mr. Collazos has served as our Chief Compliance Officer since 2014.  In this position, he is responsible for the company’s regulatory and compliance matters.  He joined H.I.G. Capital as Director of Compliance in 2013 and currently serves as its Deputy Chief Compliance Officer.  Mr. Collazos has over 25 years of regulatory and compliance experience.  Prior to joining H.I.G. Capital, he was the Chief Compliance Officer for the Americas for EFG International, a global private banking and asset management group publicly listed in Switzerland.  Mr. Collazos previously worked as a Principal Consultant with ACA Compliance Group, a regulatory compliance consulting firm.  Prior to consulting, he worked at the U.S. Securities and Exchange Commission, where he was responsible for conducting regulatory examinations of SEC registered entities, including investment advisers, investment companies, business development companies and private funds.  Mr. Collazos graduated summa cum laude from the University of Central Florida and received an M.B.A. with honors from the University of Notre Dame.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of our shares, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors, and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company's review of Forms 3, 4 and 5 filed by such persons and information provided by the Company's directors and officers, the Company believes that during the year ended December 31, 2025, all Section 16(a) filing requirements applicable to such persons were met in a timely manner, with the following inadvertent exception: John P. Volpe filed late a Form 4 with respect to one transaction in our shares during the reporting period due to an administrative error.

Corporate Governance

Our Board has established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee of the Company (the “Compensation Committee”). For the fiscal year ended December 31, 2025, our Board held four meetings, the Audit Committee held four meetings and the Compensation Committee and the Nominating and Corporate Governance Committee held three joint meetings. All directors attended at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they served that were held while they were members of the Board. The Company requires each director to make a diligent effort to attend all Board and committee meetings and encourages directors to attend the annual meetings of Stockholders.

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

The following table shows information regarding the compensation earned by our directors (excluding any reimbursed out-of-pocket expenses relating to attendance at in-person meetings) for the fiscal year ended December 31, 2025. No compensation is paid by us to any interested director or executive officer of WhiteHorse Finance.

		Pension or
		Retirement	Total
	Aggregate	Benefits Accrued	Compensation
	Fees Earned or	as Part of Our	from WhiteHorse
Name	Paid in Cash	Expenses(1)	Finance
Independent Directors
Rick P. Frier	$117,500	—	$117,500
Rick D. Puckett	122,500	—	122,500
G. Stacy Smith	117,500	—	117,500
John P. Volpe	107,500	—	107,500
Interested Directors
Stuart Aronson	—	—	—
John Bolduc	—	—	—
Jay Carvell	—	—	—
(1)	We do not have a profit-sharing or retirement plan, a stock or option plan or a non-equity incentive plan and directors do not receive any pension or retirement benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

No stock has been authorized for issuance under any equity compensation plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2026, certain ownership information with respect to our common stock for those persons who directly or indirectly own, control or hold with the power to vote, five percent or more of our outstanding shares of common stock and all officers and directors, as a group.

	Type of	Shares
Name and Address	Ownership	Owned	Percentage
H.I.G. Bayside Loan Opportunity Fund IV, L.P.(1)	Beneficial	3,976,258	17.9%
Stuart Aronson(2)	Beneficial	67,000	*
John Bolduc	Beneficial	523,989	2.4%
Jay Carvell(2)	Beneficial	15,630	*
Sami Mnaymneh(4)	Beneficial	3,976,258	17.9%
Anthony Tamer(4)(5)	Beneficial	4,441,485	20.0%
Rick P. Frier(2)(7)	Beneficial	3,700	*
Rick D. Puckett(2)(6)	Beneficial	19,912	*
G. Stacy Smith(2)	Beneficial	3,700	*
John P. Volpe(2)	Beneficial	—	*
Marco Collazos(2)	Beneficial	10,000	*
Joyson C. Thomas(2)	Beneficial	22,001	*
All officers and directors as a group (9 persons)	Beneficial	665,932	3.0%
*	Represents less than 1.0%.
(1)	The address of H.I.G. Bayside Loan Opportunity Fund IV, L.P., a Delaware limited partnership, is 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131. The number of shares of common stock shown in the above table as being owned by H.I.G. Bayside Loan Opportunity Fund IV, L.P. reflects the fact it may be viewed as having investment power over 3,976,258 shares of our common stock indirectly owned of record by such entity, although voting rights to such securities have been passed through to the respective limited partners. H.I.G. Bayside Loan Opportunity Fund IV, L.P. disclaims beneficial ownership of such shares of common stock, except to the extent of its pecuniary interests therein.
(2)	The address for each of our officers and directors is c/o WhiteHorse Finance, Inc., 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(3)	Mr. Bolduc is the sole shareholder of the general partner of Bolduc Family L.P. and a member of Bolduc Investments X, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Bolduc reflects the fact that, due to his control of Bolduc Family, L.P., Mr. Bolduc may be viewed as having investment power over 523,989 shares of common stock owned by these two entities. Mr. Bolduc disclaims beneficial ownership of shares of common stock held by Bolduc Family, L.P. and Bolduc Investments X, LLC, except to the extent of his direct pecuniary interest therein.
(4)	Messrs. Mnaymneh and Tamer are control persons of H.I.G.-GP II, Inc., which is the manager of the general partner of H.I.G. Bayside Loan Opportunity Fund IV, L.P. The number of shares of common stock shown in the above table as being owned by each named individual reflects the fact that, due to their control of such entities, each may be viewed as having investment power over 3,976,258 shares of common stock indirectly owned by such entities, although voting rights to such securities have been passed through to the respective members and limited partners. Messrs. Mnaymneh and Tamer disclaim beneficial ownership of such shares of common stock except to the extent of their respective pecuniary interests therein. The address for each of Messrs. Mnaymneh and Tamer is c/o H.I.G. Capital, L.L.C., 1450 Brickell Avenue, 31st floor, Miami, Florida 33131.
(5)	Mr. Tamer is the Manager of THM Selector, LLC. The number of shares of common stock shown in the above table as being owned by Mr. Tamer reflects the fact that, due to his control of THM Selector, LLC, Mr. Tamer may be viewed as having investment power over 450,439 shares of common stock owned by such entity. Mr. Tamer disclaims beneficial ownership of shares of common stock held by THM Selector, LLC, except to the extent of his direct pecuniary interest therein.
(6)	Mr. Puckett is a member of the Jen and Rick Puckett Foundation. The number of shares of common stock shown in the above table as being owned by Mr. Puckett reflects the fact that, due to his control of the Jen and Rick Puckett Foundation, Mr. Puckett has shared voting and dispositive power over 19,912 shares of common stock owned by such entity.

(7)	Mr. Frier is the grantor of the Rick P Frier Revocable Trust Dated 12/30/2015. The number of shares of common stock shown in the above table as being owned by Mr. Frier reflects the fact that, due to his control of the Rick P. Frier Revocable Trust Dated 12/30/2015, Mr. Frier may be viewed as having dispositive power over 3,700 shares of common stock owned by such entity.

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

Item 14.  Principal Accountant Fees and Services

Crowe LLP, an independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended December 31, 2025 and has been selected as the independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2025. The audit committee selected Crowe LLP, and that selection was ratified by a majority of our board of directors, including all of the independent directors. We do not know of any direct or indirect financial interest of Crowe LLP in WhiteHorse Finance.

The following table sets forth Crowe LLP’s fees:

	Year ended December 31,
($ in thousands)	2025	2024
Audit Fees	$537	$487
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	30
Total Fees	$537	$517

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

“Tax Fees” are those fees billed for professional services for tax compliance. Crowe LLP provided no professional services for tax compliance during the fiscal years ended December 31, 2025 and 2024.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)Financial Statements — Refer to Item 8 starting on page 110
(2)Financial Statements Schedules — None.
Number
3.1

Form of Certificate of Incorporation (Incorporated by reference to Exhibit (a)(2) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K, filed on August 13, 2025)
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (d) to the Registrant’s Pre-effective Amendment No. 1 to the Registration Statement on Form N-2, filed on September 25, 2012)
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
10.5

Second Amended and Restated Investment Advisory Agreement, dated February 22, 2024, between Registrant and WhiteHorse Advisers (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2024)

10.6

Limited Liability Company Agreement of WHF STRS Senior Loan Fund LLC, dated January 14, 2019, by and between WhiteHorse Finance, Inc. and State Teachers Retirement System of Ohio (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 14, 2019)

10.8

Note Purchase Agreement, dated December 4, 2020, by and among WhiteHorse Finance, Inc. and the Purchasers signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 4, 2020)

10.9

Fifth Amended and Restated Loan Agreement, dated April 28, 2021, by and among WhiteHorse Finance Credit I, LLC, as borrower, WhiteHorse Finance, Inc., as the portfolio manager, JPMorgan Chase Bank, National Association, as administrative agent and lender, and the financial providers party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on April 30, 2021)

10.10

First Amendment to Fifth Amended and Restated Loan Agreement, dated July 15, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on July 21, 2021)

10.11

Second Amendment to Fifth Amended and Restated Loan Agreement, dated October 4, 2021, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on October 8, 2021)

10.12

Note Purchase Agreement, dated December 6, 2021, by and between WhiteHorse Finance, Inc. and the Purchaser signatory thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K, filed on December 6, 2021)

10.13

Third Amendment to Fifth Amended and Restated Loan Agreement, dated January 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 10, 2022)

10.14

Fourth Amendment to Fifth Amended and Restated Loan Agreement, dated February 4, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2022)

10.15

Fifth Amendment to Fifth Amended and Restated Loan Agreement, dated March 30, 2022, by and among WHF Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2022)

10.16

Sixth Amendment to Fifth Amended and Restated Loan Agreement, dated April 12, 2023, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2023)

10.17

Eighth Amendment to Fifth Amended and Restated Loan Agreement, dated November 21, 2024, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 27, 2024)

10.18

Nineth Amendment to Fifth Amended and Restated Loan Agreement, dated December 19, 2024, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 26, 2024)

10.19

Tenth Amendment to Fifth Amended and Restated Loan Agreement, dated January 17, 2025, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 22, 2025)

10.20

Eleventh Amendment to the Fifth Amended and Restated Loan Agreement, dated June 27, 2025, by and among WhiteHorse Finance Credit I, LLC, as borrower, JPMorgan Chase Bank, National Association, as lender and administrative agent. Citibank, N.A., as collateral agent and securities intermediary, WhiteHorse Finance, Inc., as portfolio manager, and Virtus Group LP, as collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 1, 2025).

10.21

Indenture and Security Agreement, dated as of June 10, 2025, by and among WhiteHorse Finance CLO I LLC, as issuer, and The Bank of New York Mellon Trust Company, National Association, as trustee and as collateral agent (Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 16, 2025).

10.22

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

10.23

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

19.1*	Insider Trading Policies and Procedures
21.1*	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on March 5, 2024)
99.1*	Report of Crowe LLP on Senior Securities Table
99.2*	Audited Consolidated Financial Statements of WHF STRS Ohio Senior Loan Fund LLC as of and for the year ended December 31, 2025
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: March 6, 2026	By	/s/ Stuart Aronson
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

Signature	Title	Date

/s/ Stuart Aronson	Chief Executive Officer and Director	March 6, 2026
Stuart Aronson	(Principal Executive Officer)

/s/ Joyson C. Thomas	Chief Financial Officer	March 6, 2026
Joyson C. Thomas	(Principal Financial and Accounting Officer)

/s/ John Bolduc	Chairman of the Board of Directors	March 6, 2026
John Bolduc

/s/ Jay Carvell	Director	March 6, 2026
Jay Carvell

/s/ Rick P. Frier	Director	March 6, 2026
Rick P. Frier

/s/ Rick D. Puckett	Director	March 6, 2026
Rick D. Puckett

/s/ G. Stacy Smith	Director	March 6, 2026
G. Stacy Smith

/s/ John P. Volpe	Director	March 6, 2026
John P. Volpe