Form 10-Q
period 2026-03-31
WhiteHorse Finance, Inc.
filed 2026-05-07
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026 the Registrant had 21,611,392 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$403,480	$436,589
Non-controlled affiliate company investments	33,891	36,042
Controlled affiliate company investments	105,669	106,018
Total investments, at fair value (amortized cost $573,831 and $607,574, respectively)	543,040	578,649
Cash and cash equivalents	11,785	7,033
Restricted cash and cash equivalents	37,450	22,287
Restricted foreign currency (cost of $123 and $405, respectively)	121	405
Interest and dividend receivable	5,322	5,647
Amounts receivable on unsettled investment transactions	7,386	124
Prepaid expenses and other receivables	933	984
Total assets	$606,037	$615,129

Liabilities
Debt (net of unamortized debt issuance costs of $4,359 and $4,666, respectively)	$324,141	$323,834
Distributions payable	5,750	5,597
Management fees payable	2,558	2,660
Incentive fees payable	18,008	19,157
Interest payable	2,597	1,392
Accounts payable and accrued expenses	1,930	1,884
Advances received from unfunded credit facilities	480	490
Unrealized depreciation on foreign currency forward contracts	17	323
Amounts payable for common stock repurchased	217	—
Total liabilities	355,698	355,337

Commitments and contingencies (See Note 8)

Net assets
Common stock, 21,821,425 and 22,234,045 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	22	22
Paid-in capital in excess of par	326,106	329,122
Accumulated earnings (losses)	(75,789)	(69,352)
Total net assets	250,339	259,792
Total liabilities and total net assets	$606,037	$615,129
Number of shares outstanding	21,821,425	22,234,045
Net asset value per share	$11.47	$11.68

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended March 31,
	2026	2025
Investment income
From non-controlled/non-affiliate company investments
Interest income	$11,058	$13,948
Payment-in-kind income	526	533
Fee income	383	483
Dividend income	—	13
From non-controlled affiliate company investments
Interest income	191	—
Payment-in-kind income	93	158
From controlled affiliate company investments
Interest income	2,147	2,284
Dividend income	1,464	1,382
Total investment income	15,862	18,801
Expenses
Interest expense	5,001	6,185
Base management fees	2,558	2,833
Performance-based incentive fees	1,358	1,711
Administrative service fees	171	171
General and administrative expenses	1,216	953
Total expenses, before fees waived	10,304	11,853
Performance-based incentive fees waived	(170)	—
Total expenses	10,134	11,853
Net investment income before excise tax	5,728	6,948
Excise tax	125	105
Net investment income after excise tax	5,603	6,843

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(4,336)	(395)
Foreign currency transactions	(26)	(29)
Foreign currency forward contracts	(365)	22
Net realized gains (losses)	(4,727)	(402)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	854	(2,064)
Non-controlled affiliate company investments	(2,370)	681
Controlled affiliate company investments	(349)	(815)
Translation of assets and liabilities in foreign currencies	(4)	41
Foreign currency forward contracts	306	(20)
Net change in unrealized appreciation (depreciation)	(1,563)	(2,177)
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(6,290)	(2,579)
Net increase (decrease) in net assets resulting from operations	$(687)	$4,264

Per Common Share Data
Basic and diluted earnings (losses) per common share	$(0.03)	$0.18
Dividends and distributions declared per common share	$0.26	$0.39
Basic and diluted weighted average common shares outstanding	22,168,930	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2025	22,234,045	$22	$329,122	$(69,352)	$259,792
Net increase (decrease) in net assets resulting from operations:
Purchases of common stock, net of offering costs	(412,620)	—	(3,016)	—	(3,016)
Net investment income after excise tax	—	—	—	5,603	5,603
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(4,727)	(4,727)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(1,563)	(1,563)
Distributions declared	—	—	—	(5,750)	(5,750)
Balance as of March 31, 2026	21,821,425	$22	$326,106	$(75,789)	$250,339

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2024	23,243,088	$23	$337,205	$(51,094)	$286,134
Net increase in net assets resulting from operations:
Net investment income after excise tax	—	—	—	6,843	6,843
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(402)	(402)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(2,177)	(2,177)
Distributions declared	—	—	—	(8,949)	(8,949)
Balance as of March 31, 2025	23,243,088	$23	$337,205	$(55,779)	$281,449

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(687)	$4,264
Payment-in-kind income	(619)	(691)
Net realized (gains) losses on investments	4,336	395
Net unrealized (appreciation) depreciation on investments	1,865	2,198
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	4	(41)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(306)	20
Accretion of discount	(744)	(940)
Amortization of deferred financing costs	307	319
Acquisition of investments	(28,123)	(47,222)
Proceeds from principal payments and sales of portfolio investments	39,988	20,473
Proceeds from sales of portfolio investments to STRS JV	18,906	17,000
Net changes in operating assets and liabilities:
Interest and dividend receivable	325	146
Prepaid expenses and other receivables	51	45
Amounts receivable on unsettled investment transactions	(7,262)	(1,586)
Amounts payable on unsettled investment transactions	—	(3,539)
Management fees payable	(102)	(99)
Incentive fees payable	(1,149)	129
Accounts payable and accrued expenses	46	320
Interest payable	1,205	1,770
Advances received from unfunded credit facilities	(10)	34
Amounts payable for common stock repurchased	217	—
Net cash provided by / (used in) operating activities	28,248	(7,005)

Cash flows from financing activities
Purchases of common stock, net of offering costs	(3,016)	—
Borrowings from debt	—	18,600
Repayments of debt	—	(9,945)
Deferred financing costs	—	(945)
Distributions paid to common stockholders	(5,597)	(8,949)
Net cash provided by / (used in) financing activities	(8,613)	(1,239)
Effect of exchange rate changes on cash	(4)	29
Net change in cash, cash equivalents and restricted cash	19,631	(8,215)
Cash, cash equivalents and restricted cash at beginning of period	29,725	27,836
Cash, cash equivalents and restricted cash at end of period	$49,356	$19,621

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$3,488	$4,097

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of March 31,
	2026	2025
Cash and cash equivalents	$11,785	$11,444
Restricted cash and cash equivalents	37,450	7,882
Restricted foreign currency	121	295
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$49,356	$19,621

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.77%	05/31/24	12/15/26	650	$647	$649	0.3%
Avision Holdings, LLC (d/b/a Avision Sales Group)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.77%	05/31/24	12/15/26	546	543	545	0.2
									1,190	1,194	0.5
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.67% (9.67% Cash + 1.00% PIK)	12/16/22	12/18/28	8,955	8,832	8,699	3.5
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	10.67%	12/16/22	12/18/28	706	696	683	0.3
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)(34)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.17%	07/12/21	07/12/28	13,142	13,078	13,142	5.1
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.17%	07/12/21	07/12/28	—	—	9	—
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)(28)	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.25%	11.02%	06/29/23	06/29/28	7,645	7,542	7,645	3.1
									30,148	30,178	12.0
Application Software
MBS Highway, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	12.03%	10/13/22	10/13/27	9,180	9,110	9,150	3.7
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	4.80%	06/14/19	09/30/26	3,647	2,929	1,913	0.8
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	4.80%	06/14/19	09/30/26	301	283	158	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.50%	11.17% (9.55% Cash + 1.62% PIK)	01/12/23	04/05/29	10,639	10,482	10,429	4.2
									22,804	21,650	8.8
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)(13)(29)	First Lien Secured Term Loan	1.00%	CORRA (3M)	4.75%	7.02%	03/11/26	03/11/31	1,900	1,384	1,352	0.5
Trimlite Buyer LLC (d/b/a Trimlite LLC)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.41%	03/11/26	03/11/31	2,751	2,724	2,724	1.1
Trimlite Buyer LLC (d/b/a Trimlite LLC)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.41%	03/11/26	03/11/31	—	—	—	—
									4,108	4,076	1.6
Construction & Engineering
Kelso Industries LLC(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.42%	12/26/24	12/31/29	4,865	4,793	4,903	2.0
Kelso Industries LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.75%	9.42%	01/27/26	12/31/29	—	—	25	—
									4,793	4,928	2.0
Construction Materials
Claridge Products and Equipment, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	12.52% (8.14% Cash + 4.38% PIK)	12/30/20	03/31/27	5,187	5,186	4,956	2.0
Claridge Products and Equipment, LLC(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	8.31%	13.40% (8.78% Cash + 4.61% PIK)	12/30/20	03/31/27	632	632	600	0.2
									5,818	5,556	2.2
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.29%	04/04/24	03/30/29	7,273	7,142	7,252	2.9
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.24%	04/04/24	03/30/29	276	271	284	0.1
Future Payment Technologies, L.P.(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.02%	12/23/16	12/07/26	18,863	18,853	18,863	7.5
									26,266	26,399	10.5
Distributors
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.27%	12/22/23	12/22/28	9,256	9,131	9,271	3.7
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.50%	11.27%	12/22/23	12/22/28	644	635	645	0.3
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.50%	11.27%	12/22/23	12/22/28	577	570	577	0.2
									10,336	10,493	4.2
Diversified Chemicals
Chase Products Co. (f/k/a Starco)(6)(21)(29)	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.20%	03/16/23	03/16/28	3,404	3,404	3,404	1.4
									3,404	3,404	1.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Diversified Support Services
NNA Services, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.60%	08/27/21	08/27/26	8,000	$7,992	$7,974	3.2%
Quest Events, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.42%	09/13/24	09/30/27	1,274	1,264	1,187	0.5
Quest Events, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.44%	03/21/25	09/30/27	128	127	116	—
									9,383	9,277	3.7
Education Services
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.67%	01/21/26	01/21/32	9,508	9,370	9,369	3.7
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.71%	01/21/26	01/21/32	112	110	110	—
EducationDynamics, LLC(27)(34)	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.27%	09/15/21	09/15/27	12,592	12,541	12,592	5.0
EducationDynamics, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	12.25%	09/15/21	09/15/27	420	418	423	0.2
Media Source, LLC (d/b/a Media Source Inc.)(6)(25)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42% (4.71% Cash + 4.71% PIK)	09/01/25	08/30/30	4,282	4,282	4,216	1.7
Media Source, LLC (d/b/a Media Source Inc.)(6)(7)(8)(25)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.42% (4.71% Cash + 4.71% PIK)	09/01/25	08/30/30	—	—	2	—
									26,721	26,712	10.6
Environmental & Facilities Services
Juniper Landscaping Holdings LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.45%	05/23/25	12/29/27	453	448	453	0.2
Juniper Landscaping Holdings LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.42%	05/23/25	12/29/27	1,186	1,178	1,202	0.5
Juniper Landscaping Holdings LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.43%	05/23/25	12/29/27	238	236	245	0.1
									1,862	1,900	0.8
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.42%	02/13/26	05/10/29	221	217	220	0.1
									217	220	0.1
Health Care Facilities
Four Winds Health, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.00%	10.70%	07/31/25	07/31/29	4,353	4,281	4,369	1.7
Four Winds Health, LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.00%	10.70%	07/31/25	07/31/29	499	494	529	0.2
Four Winds Health, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	10.70%	07/31/25	07/31/29	—	—	10	—
									4,775	4,908	1.9
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.77%	12/27/24	03/01/29	935	929	939	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.95%	08/01/24	08/01/29	7,098	7,003	7,046	2.8
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.95%	08/01/24	08/01/29	—	—	(1)	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.95%	08/01/24	08/01/29	397	391	396	0.2
									8,323	8,380	3.4
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.36%	02/23/22	02/23/28	20,409	20,248	20,174	8.1
									20,248	20,174	8.1
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.16%	11/07/25	11/07/30	13,421	13,236	13,353	5.3
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.16%	11/07/25	11/07/30	—	—	13	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.50%	9.17%	11/06/23	09/30/27	4,696	4,658	4,673	1.9
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.50%	9.17%	01/12/26	09/30/27	—	—	4	—
									17,894	18,043	7.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.27% (10.27% Cash + 1.00% PIK)	04/05/21	04/06/26	11,409	$11,307	$7,763	3.1%
The Kyjen Company, LLC (d/b/a Outward Hound)(7)(8)(17)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.50%	11.27% (10.27% Cash + 1.00% PIK)	04/05/21	04/06/26	—	—	(300)	(0.1)
NM Z Holdco Inc. (d/b/a Zep, Inc.)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.50%	11.27% (10.27% Cash + 1.00% PIK)	03/16/26	06/30/31	—	—	6	—
									11,307	7,469	3.0
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.45%	02/19/25	02/19/30	2,940	2,894	2,898	1.2
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.45%	02/19/25	02/19/30	—	—	1	—
									2,894	2,899	1.2
Industrial Machinery & Supplies & Components
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)(29)	First Lien Secured Term Loan	0.75%	SOFR (1M)	4.50%	8.17%	02/06/26	02/07/33	5,111	5,061	5,061	2.0
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)(7)(8)(31)	First Lien Secured Revolving Loan	0.75%	Base Rate	3.75%	9.73%	02/06/26	02/07/33	59	59	59	—
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.18% (9.18% Cash + 1.00% PIK)	08/15/24	08/15/29	12,307	12,164	12,287	4.9
									17,284	17,407	6.9
Integrated Telecommunication Services
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.67%	04/15/25	04/15/31	15,245	14,989	15,194	6.1
									14,989	15,194	6.1
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(27)	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.45%	01/31/24	01/31/31	13,910	13,678	13,910	5.5
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)(8)	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	4.75%	8.45%	01/31/24	01/31/31	—	—	30	—
									13,678	13,940	5.5
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(7)(29)(34)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.00%	8.66%	04/08/25	04/10/29	490	487	495	0.2
									487	495	0.2
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.35% PIK	09/25/24	09/25/29	13,782	10,231	2,872	1.1
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(7)(17)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	12.41% PIK	01/10/25	09/25/29	1,339	1,216	(42)	—
Lift Brands, Inc.(29)	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.27%	06/29/20	09/30/26	5,061	5,060	5,061	2.0
Lift Brands, Inc.(29)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50%	06/29/20	09/30/26	1,779	1,779	1,779	0.7
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(11)(29)	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	2,147	2,144	2,147	0.9
									20,430	11,817	4.7
Leisure Products
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.92%	09/06/24	09/06/29	5,665	5,587	5,649	2.3
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)(35)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.25%	9.95%	09/06/24	09/06/29	2,279	2,243	2,258	0.9
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)(30)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.03%	10.35%	09/06/24	09/06/29	732	722	730	0.3
Leviathan Intermediate Holdco, LLC(27)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	9.70%	12/27/22	12/27/27	13,610	13,471	13,554	5.4
Leviathan Intermediate Holdco, LLC(7)(8)	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	9.70%	12/27/22	12/27/27	—	—	4	—
Playmonster Group LLC(6)(19)(29)	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.57% PIK	12/09/22	06/08/26	1,482	1,480	1,451	0.6
Playmonster Group LLC(6)(17)(19)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	12.82% PIK	06/07/21	06/08/26	5,779	3,661	2,081	0.8
									27,164	25,727	10.3
Oil & Gas Storage & Transportation
Island Energy Services, LLC(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.50%	9.17%	07/16/25	07/16/32	10,445	10,067	10,181	4.1
									10,067	10,181	4.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Packaged Foods & Meats
PANOS Brands, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.42%	05/14/24	05/14/29	4,017	$3,967	$4,017	1.6%
PANOS Brands, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.42%	05/14/24	05/14/29	—	—	5	—
									3,967	4,022	1.6
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.42%	08/22/24	08/25/31	9,115	8,622	9,023	3.6
									8,622	9,023	3.6
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.27%	11/16/21	11/16/28	10,062	10,007	9,254	3.7
									10,007	9,254	3.7
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.70%	04/07/23	04/09/29	4,789	4,717	4,789	1.9
M&M OpCo, LLC (d/b/a Escalent, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.70%	04/07/23	04/09/29	—	—	4	—
									4,717	4,793	1.9
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	11.77%	12/02/22	12/02/27	5,020	4,969	5,010	2.0
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(27)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.77%	12/02/22	12/02/27	1,647	1,634	1,644	0.7
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	11.77%	12/02/22	12/02/27	—	—	7	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.21%	11/26/25	11/26/30	11,100	10,768	10,937	4.4
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.50%	10.21%	11/26/25	11/26/30	—	—	38	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(29)	Second Lien Secured Term Loan	N/A	N/A	14.00%	14.00% (7.00% Cash + 7.00% PIK)	11/26/25	11/26/31	1,597	1,469	1,540	0.6
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.18%	11/26/25	11/26/30	104	100	107	—
									18,940	19,283	7.7
Specialized Finance
Rewards Network Inc.(28)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.67%	12/05/25	12/05/31	10,213	10,044	10,043	4.0
Rewards Network Inc.(7)(8)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	6.00%	9.67%	12/05/25	12/05/31	—	—	1	—
Rewards Network Inc.(7)(8)(34)	First Lien Secured Revolving Loan	0.75%	Base Rate	6.00%	9.69%	12/05/25	12/05/31	1,085	1,067	1,067	0.4
WHF STRS Ohio Senior Loan Fund LLC(7)(8)(9)(11)(14)(18)	Subordinated Note	0.00%	SOFR (1M)	6.50%	10.16%	07/19/19	N/A	84,416	84,416	84,416	33.7
									95,527	95,527	38.1
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(7)(9)(22)(23)(26)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.78% PIK	01/03/24	01/04/27	804	800	1,230	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(26)(29)	Unsecured Loan	0.00%	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	650	642	650	0.3
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(26)(29)	Unsecured Loan	0.00%	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	665	657	665	0.3
LogicMonitor, Inc.(27)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.17%	11/19/24	11/19/31	8,220	8,133	8,218	3.3
LogicMonitor, Inc.(29)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.50%	9.17%	12/02/25	11/18/31	—	—	6	—
LogicMonitor, Inc.(7)(29)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.17%	11/19/24	11/19/31	—	—	8	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(9)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	9.92%	06/21/24	06/21/29	8,547	8,437	8,596	3.3
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(7)(9)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	9.92%	06/21/24	06/21/29	—	—	11	—
									18,669	19,384	7.7

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(20)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.90%	06/07/25	06/07/28	11,408	$11,408	$11,408	4.6%
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.90%	06/07/25	06/07/28	—	—	18	—
									11,408	11,426	4.6
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	10.95%	06/28/24	06/28/29	9,134	8,999	9,138	3.6
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(27)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	10.95%	06/28/24	06/28/29	1,101	1,083	1,107	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	10.95%	06/28/24	06/28/29	—	—	8	—
									10,082	10,253	4.0

Total Debt Investments									$498,529	$485,586	193.9%

Equity Investments(12)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(8)	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	304	$304	$318	0.1%
ImageOne Industries, LLC(8)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	238	13	—	—
									317	318	0.1
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(8)	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	898	0.4
									1,250	898	0.4
Application Software
Atlas Parent, LLC (d/b/a Alvaria, Inc.)(8)(35)	Common Units	N/A	N/A	N/A	N/A	10/24/25	N/A	19	1,682	1,689	0.7
									1,682	1,689	0.7
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(8)	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	719	0.3
									514	719	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)(8)(13)	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)(8)	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	79	—
									404	79	—
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(21)	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(10)(21)	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	5,402	2.2
									4,537	5,402	2.2
Diversified Support Services
Quest Events, LLC(8)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	394	394	—	—
									394	—	—
Education Services
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)(8)	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	75	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(8)(10)	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	2,818	1.1
									3,625	2,893	1.1
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(8)	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,575	0.6
									942	1,575	0.6
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)(8)	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	315	0.1
									317	315	0.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)(8)	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	$1,100	$972	0.4%
									1,100	972	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	438	0.2
									788	438	0.2
Interactive Media & Services
What If Media Group, LLC(8)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,963	0.8
									851	1,963	0.8
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(8)	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	—	—
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(8)	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	132	0.1
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	72	—
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Preferred Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	15	—
									1,612	219	0.1
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(6)(8)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	507	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	205	0.1
									2,734	712	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(10)(19)	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(19)	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(8)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	48	—
									400	48	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(8)(10)	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	—	—
									840	—	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	309	0.1
									333	309	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)(10)	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	243	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	—	—
Texas Wash Holdings, LLC (d/b/a ClearWater Express Wash)(8)	Warrants	N/A	N/A	N/A	N/A	11/26/25	N/A	—	197	171	0.1
									797	414	0.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(7)(8)(9)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	21,253	8.5
									21,104	21,253	8.5
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)(6)(8)(22)(26)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)(6)(8)(22)(26)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,142	3.7
									19,568	9,142	3.7

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)(8)(20)	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	$7,109	$8,096	3.2%
									7,109	8,096	3.2
Total Equity Investments									$75,302	$57,454	23.0%

Total Investments									$573,831	$543,040	216.9%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(16)	Share class: Administration (CUSIP: 38141W315)				3.32%				$13,367	$13,367	5.3%
Invesco Treasury Portfolio(16)	Share class: Institutional (CUSIP: 825252406)				3.56%				11,783	11,783	4.7
Dreyfus Treasury Obligations Cash Management Fund(16)	Share class: Institutional (CUSIP: 261908107)				3.54%				19,889	19,889	7.9
Total Money Market Funds									45,039	45,039	17.9
Total investments and money market funds									$618,870	$588,079	234.8%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	2,050	CAD	$1,513	USD	5/8/26	$—	$(17)
Total							$—	$(17)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.7%, respectively, as of March 31, 2026. The Prime was 6.8% as of March 31, 2026. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.1% and 2.5%, respectively, as of March 31, 2026.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 216.9% of the Company’s net assets or 89.6% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of March 31, 2026. See Note 8.
(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80.9% of total assets as of the date of the consolidated schedule of investments.
(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

March 31, 2026 (Unaudited)

(in thousands)

(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Principal amount is denominated in Euros.
(16)	The rate shown is the annualized seven-day yield as of March 31, 2026.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments in MSI Information Services, Inc., were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, Inc.). See Note 4.
(26)	The issuer is domiciled in the Cayman Islands.
(27)	Security or portion of the security pledged as collateral for the Company’s credit facility and the 2025 CLO Securitization.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.
(30)	The investment was comprised of three contracts, which were indexed to Prime, SOFR (1M) and SOFR (6M).
(31)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(32)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(33)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(34)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).
(35)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (6M).

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.82%	05/31/24	12/15/26	652	$647	$650	0.3%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.82%	05/31/24	12/15/26	548	544	546	0.2
									1,191	1,196	0.5
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.72% (9.72% Cash + 1.00% PIK)	12/16/22	12/18/28	8,956	8,820	8,697	3.3
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	10.72%	12/16/22	12/18/28	605	596	584	0.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽²⁹⁾⁽³⁴⁾	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.37%	07/12/21	07/12/28	13,175	13,104	13,135	5.0
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.48%	07/12/21	07/12/28	630	626	637	0.2
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.25%	11.07%	06/29/23	06/29/28	7,701	7,586	7,701	3.0
									30,732	30,754	11.7
Application Software
MBS Highway, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	12.03%	10/13/22	10/13/27	9,204	9,122	9,184	3.5
Colonnade Parent, Inc. (d/b/a Naviga Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	4.77%	06/14/19	09/30/26	3,667	2,988	1,925	0.7
Colonnade Parent, Inc. (d/b/a Naviga Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	4.77%	06/14/19	09/30/26	301	287	158	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.63%	01/12/23	04/05/29	9,819	9,665	9,621	3.7
									22,062	20,888	8.0
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁹⁾⁽¹³⁾⁽²⁶⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	CORRA (3M)	5.50%	8.08%	07/27/21	07/27/27	18,868	14,957	13,748	5.3
									14,957	13,748	5.3
Construction & Engineering
Kelso Industries LLC⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.57%	12/26/24	12/31/29	4,785	4,710	4,823	1.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.67%	12/31/25	12/31/31	5,077	5,026	5,026	1.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.67%	12/31/25	12/31/31	—	—	—	—
									9,736	9,849	3.8
Construction Materials
Claridge Products and Equipment, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	12.57% (8.19% Cash + 4.38% PIK)	12/30/20	03/31/27	5,124	5,123	4,661	1.8
Claridge Products and Equipment, LLC⁽⁷⁾⁽²⁹⁾⁽³¹⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.38%	13.54% (9.11% Cash + 4.19% PIK)	12/30/20	03/31/27	561	561	498	0.2
									5,684	5,159	2.0
Data Processing & Outsourced Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.29%	04/04/24	03/30/29	7,374	7,231	7,331	2.8
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.34%	04/04/24	03/30/29	276	270	283	0.1
Future Payment Technologies, L.P.⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.22%	12/23/16	12/07/26	19,175	19,160	19,175	7.4
									26,661	26,789	10.3
Distributors
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	9,188	9,051	9,193	3.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	639	629	639	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	572	563	572	0.2
									10,243	10,404	3.9

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Diversified Chemicals
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾⁽²⁹⁾	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.99% Cash + 0.18% PIK)	03/16/23	03/16/28	3,404	$3,404	$3,404	1.3%
									3,404	3,404	1.3
Diversified Support Services
NNA Services, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.57%	08/27/21	08/27/26	8,073	8,060	8,037	3.1
Quest Events, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.48%	09/13/24	09/30/27	1,270	1,258	1,187	0.5
Quest Events, LLC⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.48%	03/21/25	09/30/27	124	122	113	—
									9,440	9,337	3.6
Education Services
EducationDynamics, LLC⁽³⁰⁾⁽³⁴⁾	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.32%	09/15/21	09/15/27	12,592	12,532	12,137	4.7
EducationDynamics, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	12.25%	09/15/21	09/15/27	360	358	320	0.1
Media Source, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽²⁵⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.54% (4.77% Cash + 4.77% PIK)	09/01/25	08/30/30	4,242	4,242	4,242	1.6
Media Source, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽⁷⁾⁽⁸⁾⁽²⁵⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.54% (4.77% Cash + 4.77% PIK)	09/01/25	08/30/30	—	—	17	—
									17,132	16,716	6.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.32%	12/17/25	08/01/29	—	—	—	—
Juniper Landscaping Holdings LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.43%	05/23/25	12/29/27	454	449	454	0.2
Juniper Landscaping Holdings LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.56%	05/23/25	12/29/27	890	884	910	0.4
Juniper Landscaping Holdings LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.51%	05/23/25	12/29/27	238	235	246	0.1
									1,568	1,610	0.7
Health Care Facilities
Four Winds Health, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	4,364	4,286	4,343	1.7
Four Winds Health, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	250	248	272	0.1
Four Winds Health, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	—	—	8	—
									4,534	4,623	1.8
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.82%	12/27/24	03/01/29	938	930	942	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	7,148	7,045	7,100	2.7
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	—	—	1	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	345	340	346	0.1
									8,315	8,389	3.2
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽²⁹⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.34%	02/23/22	02/23/28	20,409	20,227	20,026	7.7
									20,227	20,026	7.7
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.37%	11/07/25	11/07/30	13,455	13,259	13,255	5.1
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.37%	11/07/25	11/07/30	—	—	—	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.25%	8.97%	11/06/23	08/20/26	2,848	2,832	2,848	1.1
									16,091	16,103	6.2
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	6.00%	9.99%	05/26/22	05/31/29	1,587	1,363	1,199	0.5
									1,363	1,199	0.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	11,409	$11,400	$9,790	3.8%
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(132)	(0.1)
									11,400	9,658	3.7
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42%	02/19/25	02/19/30	2,947	2,899	2,907	1.1
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.42%	02/19/25	02/19/30	—	—	2	—
									2,899	2,909	1.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.22% (9.22% Cash + 1.00% PIK)	08/15/24	08/15/29	12,308	12,154	12,334	4.7
									12,154	12,334	4.7
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.62%	08/05/22	08/01/29	14,150	12,839	11,603	4.5
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.73%	04/15/25	04/15/31	15,283	15,014	15,129	5.8
									27,853	26,732	10.3
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽³⁰⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.42%	01/31/24	01/31/31	13,945	13,701	13,945	5.4
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	4.75%	8.42%	01/31/24	01/31/31	—	—	32	—
									13,701	13,977	5.4
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)⁽⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.74%	04/08/25	04/10/29	283	281	300	0.1
									281	300	0.1
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽¹⁷⁾⁽²⁴⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.32% PIK	09/25/24	09/25/29	13,370	10,231	5,354	2.1
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽⁷⁾⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	12.83% PIK	01/10/25	09/25/29	1,218	1,135	196	0.1
Lift Brands, Inc.⁽²⁹⁾	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.32%	06/29/20	09/30/26	5,120	5,119	5,120	2.0
Lift Brands, Inc.⁽²⁹⁾	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	1,753	1,752	1,753	0.7
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽¹¹⁾⁽²⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	2,098	2,095	2,098	0.8
									20,332	14,521	5.7
Leisure Products
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.99%	09/06/24	09/06/29	5,679	5,596	5,645	2.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.25%	9.99%	09/06/24	09/06/29	1,002	987	1,000	0.4
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾⁽²⁹⁾⁽³³⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	10.82%	09/06/24	09/06/29	451	444	450	0.2
Leviathan Intermediate Holdco, LLC⁽³⁰⁾	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	9.67%	12/27/22	12/27/27	13,645	13,486	13,584	5.2
Leviathan Intermediate Holdco, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	9.67%	12/27/22	12/27/27	—	—	4	—
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾⁽²⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.74% PIK	12/09/22	06/08/26	1,442	1,438	1,355	0.5
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	12.99% PIK	06/07/21	06/08/26	5,595	3,661	1,729	0.7
									25,612	23,767	9.2
Oil & Gas Storage & Transportation
Island Energy Services, LLC⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.64%	07/16/25	07/16/32	10,472	10,077	10,158	3.9
									10,077	10,158	3.9

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Packaged Foods & Meats
PANOS Brands, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.48%	05/14/24	05/14/29	4,027	$3,973	$4,027	1.6%
PANOS Brands, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.48%	05/14/24	05/14/29	—	—	6	—
									3,973	4,033	1.6
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.59%	08/22/24	08/25/31	9,368	8,838	9,276	3.6
									8,838	9,276	3.6
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽¹⁵⁾⁽²⁹⁾	First Lien Secured Term Loan	0.75%	EurIBOR (3M)	5.25%	7.29%	12/22/25	12/22/31	4,621	5,378	5,374	2.1
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽²⁹⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	6,720	6,653	6,653	2.6
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	—	—	—	—
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	—	—	—	—
									12,031	12,027	4.7
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	11/16/21	11/16/27	10,294	10,230	9,781	3.8
Monarch Collective Holdings, LLC⁽³⁰⁾	First Lien Secured Term Loan	1.50%	SOFR (3M)	7.25%	10.92%	01/10/24	01/10/29	9,212	9,073	9,061	3.5
Monarch Collective Holdings, LLC⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.50%	SOFR (3M)	7.25%	10.97%	01/10/24	01/10/29	1,579	1,562	1,553	0.6
									20,865	20,395	7.9
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.67%	04/07/23	04/09/29	4,827	4,748	4,827	1.9
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.67%	04/07/23	04/09/29	—	—	4	—
									4,748	4,831	1.9
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	5,032	4,974	5,021	1.9
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾⁽³⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	1,652	1,637	1,653	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	—	—	8	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	11,128	10,778	10,776	4.1
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	—	—	—	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽²⁹⁾	Second Lien Secured Term Loan	N/A	N/A	14.00%	14.00% (7.00% Cash + 7.00% PIK)	11/26/25	11/26/31	1,569	1,436	1,435	0.6
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	104	100	100	—
									18,925	18,993	7.2
Specialized Finance
Rewards Network Inc.⁽²⁸⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.76%	12/05/25	12/05/31	10,213	10,036	10,034	3.9
Rewards Network Inc.⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	6.00%	9.76%	12/05/25	12/05/31	—	—	—	—
Rewards Network Inc.⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	6.00%	9.82%	12/05/25	12/05/31	638	627	627	0.2
WHF STRS Ohio Senior Loan Fund LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁸⁾	Subordinated Note	N/A	SOFR (1M)	6.50%	10.18%	07/19/19	N/A	84,416	84,416	84,416	32.5
									95,079	95,077	36.6

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽⁷⁾⁽⁹⁾⁽²²⁾⁽²³⁾⁽²⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.99% PIK	01/03/24	01/04/27	781	$775	$1,240	0.5%
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁷⁾⁽²⁹⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	636	627	636	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁷⁾⁽²⁹⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	650	642	650	0.3
LogicMonitor, Inc.⁽³⁰⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.34%	11/19/24	11/19/31	8,220	8,130	8,186	3.2
LogicMonitor, Inc.⁽²⁹⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.50%	9.34%	12/02/25	11/19/31	—	—	—	—
LogicMonitor, Inc.⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.34%	11/19/24	11/19/31	—	—	5	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁹⁾⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	9.97%	06/21/24	06/21/29	8,602	8,483	8,631	3.3
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁷⁾⁽⁹⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	9.97%	06/21/24	06/21/29	—	—	12	—
									18,657	19,360	7.5
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)⁽²⁰⁾⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.19%	06/07/25	06/07/28	11,437	11,437	11,437	4.4
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.19%	06/07/25	06/07/28	—	—	20	—
									11,437	11,457	4.4
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	9,146	9,000	9,023	3.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾⁽³⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	1,103	1,084	1,091	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	—	—	1	—
									10,084	10,115	3.8

Total Debt Investments									$532,286	$520,114	200.2%

Equity Investments⁽¹²⁾
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁸⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	299	$299	$322	0.1%
ImageOne Industries, LLC⁽⁸⁾	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	238	13	—	—
									312	322	0.1
Air Freight & Logistics
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁸⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	774	0.3
									1,250	774	0.3
Application Software
Atlas Parent, LLC (d/b/a Alvaria, Inc.)⁽⁸⁾⁽³⁵⁾	Common Units	N/A	N/A	N/A	N/A	10/24/25	N/A	19	1,682	1,853	0.7
									1,682	1,853	0.7
Broadline Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁸⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	735	0.3
									514	735	0.3
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁸⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁸⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	57	—
									404	57	—
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁶⁾⁽⁸⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁶⁾⁽⁸⁾⁽¹⁰⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	4,784	1.8
									4,537	4,784	1.8
Diversified Support Services
Quest Events, LLC⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	385	385	—	—
									385	—	—

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Education Services
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)⁽⁸⁾	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	$167	$—	—%
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁸⁾⁽¹⁰⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽⁸⁾⁽²⁵⁾	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽⁸⁾⁽²⁵⁾	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	3,291	1.3
									3,625	3,291	1.3
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,645	0.6
									942	1,645	0.6
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁸⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	264	0.1
									317	264	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁸⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,003	0.4
									1,100	1,003	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	561	0.2
									788	561	0.2
Interactive Media & Services
What If Media Group, LLC⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	851	1,963	0.8
									851	1,963	0.8
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	218	0.1
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁸⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	446	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁸⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	308	0.1
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁸⁾	Preferred Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	15	—
									1,612	987	0.4
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽⁸⁾⁽²⁴⁾	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁸⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	507	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁸⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	205	0.1
									2,734	712	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁶⁾⁽⁸⁾⁽¹⁰⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁸⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁸⁾⁽¹⁰⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	31	—
									840	31	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	312	0.1
									333	312	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁸⁾⁽¹⁰⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	265	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁸⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	6	—
Texas Wash Holdings, LLC (d/b/a ClearWater Express Wash)⁽⁸⁾	Warrants	N/A	N/A	N/A	N/A	11/26/25	N/A	—	197	197	0.1
									797	468	0.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Specialized Finance
WHF STRS Ohio Senior Loan Fund⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁴⁾⁽¹⁸⁾	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	$21,104	$21,602	8.3%
									21,104	21,602	8.3
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽⁸⁾⁽²²⁾⁽²⁷⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽⁸⁾⁽²²⁾⁽²⁷⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,144	3.5
									19,568	9,144	3.5
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)⁽⁸⁾⁽²⁰⁾	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	7,109	8,027	3.1
									7,109	8,027	3.1
Total Equity Investments									$75,288	$58,535	22.5%

Total Investments									$607,574	$578,649	222.7%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund⁽¹⁶⁾	Share class: Administration (CUSIP: 38141W315)				3.34%				$8,829	$8,829	3.4%
Invesco Treasury Portfolio⁽¹⁶⁾	Share class: Institutional (CUSIP: 825252406)				3.69%				7,032	7,032	2.7
Dreyfus Treasury Obligations Cash Management Fund⁽¹⁶⁾	Share class: Institutional (CUSIP: 261908107)				3.65%				5,187	5,187	2.0
Total Money Market Funds									21,048	21,048	8.1
Total investments and money market funds									$628,622	$599,697	230.8%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,333	CAD	$14,515	USD	2/6/26	$—	$(325)
Morgan Stanley		€4,989	EUR	5,874	USD	2/6/26	2	—
Total							$2	$(325)
(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.6%, respectively, as of December 31, 2025. The Prime was 6.8% as of December 31, 2025. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.0% and 2.1%, respectively, as of December 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 222.7% of the Company’s net assets or 94.1% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2025. See Note 8.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 79.4% of total assets as of the date of the consolidated schedule of investments.
(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	Principal amount is denominated in Euros.
(16)	The rate shown is the annualized seven-day yield as of December 31, 2025.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with STRS Ohio to create STRS JV, a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments in MSI Information Services, Inc., were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, Inc.). See Note 4.
(26)	The issuer is domiciled in Canada.
(27)	The issuer is domiciled in the Cayman Islands.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

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

March 31, 2026

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

March 31, 2026

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

The Company values its investments in accordance with the 1940 Act and Rule 2a-5 thereunder, which sets forth the requirements for determining fair value in good faith. Pursuant to Rule 2a-5, the board of directors has designated the Investment Adviser as the Company’s valuation designee to determine the fair value of the Company’s investments. The board of directors oversees the Investment Adviser’s performance of its valuation responsibilities, and in support of this oversight, the Investment Adviser provides periodic reports to the Company’s board of directors related to the fair valuation process. The Investment Adviser carries out its responsibilities as valuation designee primarily through its valuation committee (the “Valuation Committee”), assisted by third-party valuation firms, administrative personnel, and other service providers, as appropriate. The Valuation Committee consists of a number of representatives from different functions of the Investment Adviser. The Investment Adviser conducts the fair valuation process on a quarterly basis, subject to the oversight of the Company’s board of directors through the audit committee, using consistently applied valuation procedures. In accordance with the Company’s valuation procedures, the Investment Adviser performs periodic testing of the appropriateness and accuracy of fair value methodologies, and has established a process for approving, monitoring, and evaluating independent pricing service providers.

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

March 31, 2026

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

Restricted Cash and Cash Equivalents and Restricted Foreign Currency: Restricted cash and cash equivalents and restricted foreign currency include amounts that are collected and held by the custodians or trustees who have been appointed as custodian of the assets securing certain of the Company’s financing transactions including the Credit Facility (as defined in Note 6) and 2025 CLO Securitization (as defined in Note 6). Restricted cash and cash equivalents and restricted foreign currency are held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted amounts that represent interest or fee income are transferred to unrestricted cash accounts by the trustees generally once a quarter after the payment of operating expenses and other amounts due under the respective credit, indenture or other governing agreements for the Company’s financing transactions as more fully discussed in Note 6.

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

March 31, 2026

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of March 31, 2026 and December 31, 2025.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of March 31, 2026 or December 31, 2025. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2022 remain subject to examination by the Internal Revenue Service.

As of March 31, 2026 and December 31, 2025, the cost of investments for federal income tax purposes was $579,671 and $632,092 resulting in net unrealized depreciation of $36,631 and $53,444, respectively. This is comprised of gross unrealized appreciation of $15,996 and $15,796 and gross unrealized depreciation of $52,627 and $69,240, on a tax basis, as of March 31, 2026 and December 31, 2025, respectively.

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

Earnings (losses) per Share: The Company calculates earnings per share as earnings available to stockholders divided by the weighted average number of shares outstanding during the period.

Risks and Uncertainties: In the normal course of business, the Company generally encounters two significant types of economic risks, including credit and market. Credit risk is the risk of default on the Company’s investments that result

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

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

Stock Repurchase Program: The Company has a stock repurchase program (the “Repurchase Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board initially approved the Repurchase Program in October 2025 and approved an increase in the size of the Repurchase Program in February 2026. The Repurchase Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. As of March 31, 2026, the Repurchase Program allows repurchases up to $22,500 of the Company's common stock. Refer to Note 9 for more information on the stock repurchases under the Repurchase Program.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Realized gain (loss) on forward currency contracts	$(365)	$22
Unrealized appreciation (depreciation) on forward currency contracts	306	(20)
Total net realized and unrealized gains (losses) on forward currency contracts	$(59)	$2

The value associated with unrealized appreciation or depreciation on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of March 31, 2026 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	2,050	CAD	$1,513	USD	5/8/26	$—	$(17)
Total							$—	$(17)

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
Average USD notional outstanding	2026	2025
Forward currency contracts	$14,730	$247

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

March 31, 2026

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$17	$—	$—	$—	$—	$—	$—	$17
Total	$—	$17	$—	$—	$—	$—	$—	$—	$17

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2025
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$325	$—	$—	$—	$—	$—	$—	$325
Morgan Stanley (EUR)	2	—	—	—	—	—	—	2	—
Total	$2	$325	$—	$—	$—	$—	$—	$2	$325

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of March 31, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$407,941	394,911	$441,761	429,573
Second lien secured loans	4,873	4,944	4,840	4,839
Unsecured loans	1,299	1,315	1,269	1,286
Subordinated Note to STRS JV	84,416	84,416	84,416	84,416
Equity (excluding STRS JV)	54,198	36,201	54,184	36,933
Equity in STRS JV	21,104	21,253	21,104	21,602
Total	$573,831	$543,040	$607,574	$578,649

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2026		As of December 31, 2025
Advertising	$1,512	0.3%	$1,518	0.3%
Air Freight & Logistics	31,076	7.1	31,528	6.7
Application Software	23,339	5.3	22,741	4.8
Broadline Retail	719	0.2	735	0.2
Building Products	4,076	0.9	13,748	2.9
Construction & Engineering	5,007	1.1	9,906	2.1
Construction Materials	5,556	1.3	5,159	1.1
Data Processing & Outsourced Services	26,399	6.0	26,789	5.7
Distributors	10,493	2.4	10,404	2.2
Diversified Chemicals	8,806	2.0	8,188	1.7
Diversified Support Services	9,277	2.1	9,337	2.0
Education Services	29,605	6.8	20,007	4.2
Environmental & Facilities Services	3,475	0.8	3,255	0.7
Food Distributors	535	0.1	264	0.1
Health Care Facilities	4,908	1.1	4,623	1.0
Health Care Services	8,380	1.9	8,389	1.8
Health Care Supplies	20,174	4.6	20,026	4.2
Home Furnishings	18,043	4.1	16,103	3.4
Household Appliances	972	0.2	2,202	0.5
Household Products	7,469	1.7	9,658	2.0
Human Resource & Employment Services	2,899	0.7	2,909	0.6
Industrial Machinery & Supplies & Components	17,845	4.1	12,895	2.7
Integrated Telecommunication Services	15,194	3.5	26,732	5.7
Interactive Media & Services	15,903	3.6	15,940	3.4
IT Consulting & Other Services	714	0.2	1,287	0.3
Leisure Facilities	12,529	2.9	15,233	3.2
Leisure Products	25,727	5.9	23,767	5.0
Oil & Gas Storage & Transportation	10,181	2.3	10,158	2.1
Packaged Foods & Meats	4,022	0.9	4,033	0.9
Paper Products	9,023	2.1	9,276	2.0
Paper & Plastic Packaging Products & Materials	48	—	—	—
Pharmaceuticals	—	—	12,027	2.5
Real Estate Services	9,254	2.2	20,426	4.3
Research & Consulting Services	5,102	1.3	5,143	1.1
Specialized Consumer Services	19,697	4.5	19,461	4.1
Specialized Finance(1)	11,111	2.5	10,661	2.3
Systems Software	28,526	6.5	28,504	6.0
Technology Hardware, Storage & Peripherals	19,522	4.5	19,484	4.1
Transaction & Payment Processing Services	10,253	2.3	10,115	2.1
Total(1)	$437,371	100.0%	$472,631	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

As of March 31, 2026, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands. As of December 31, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of March 31, 2026 and December 31, 2025, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 3.2 years and 3.3 years, respectively.

As of March 31, 2026 the total cost basis of non-accrual loans was $29,627, and the total fair value of non-accrual loans was $14,445. As of December 31, 2025 the total cost basis of non-accrual loans was $19,665 and the total fair value of non-accrual loans was $10,561.

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

March 31, 2026

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the three months ended March 31, 2026:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	March 31,
Affiliated Person(1)	Asset	income	2025	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2026
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$30	$1,240	$28	$—	$—	$(38)	$1,230
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	15	636	15	—	—	(1)	650
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	15	650	15	—	—	—	665
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,144	—	—	—	(2)	9,142
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	—	5,354	—	—	—	(2,482)	2,872
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	196	81	—	—	(319)	(42)
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Term Loan	102	4,242	51	(11)	—	(66)	4,216
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Revolving Loan	3	17	—	—	—	(15)	2
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class A Units	—	—	—	—	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class B Units	—	3,291	—	—	—	(473)	2,818
Playmonster Group LLC	Priority First Lien Secured Term Loan	41	1,355	40	—	—	56	1,451
Playmonster Group LLC	First Lien Secured Term Loan	—	1,729	—	—	—	352	2,081
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	78	3,404	—	—	—	—	3,404
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	4,784	—	—	—	618	5,402
Total Non-controlled affiliates		$284	$36,042	$230	$(11)	$—	$(2,370)	$33,891
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	2,147	84,416	—	—	—	—	84,416
WHF STRS Ohio Senior Loan Fund LLC*	Equity	1,464	21,602	—	—	—	(349)	21,253
Total Controlled affiliates		$3,611	$106,018	$—	$—	$—	$(349)	$105,669
*

The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a limited liability company (“LLC”) in Delaware that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form LLC equity interests and interest-bearing subordinated notes as STRS JV makes

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

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

March 31, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

March 31, 2026

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

As of March 31, 2026 and December 31, 2025, STRS JV had total assets of $337,198 and $335,887, respectively. STRS JV’s portfolio consisted of debt investments in 42 portfolio companies as of March 31, 2026 and 43 portfolio companies as of December 31, 2025. As of March 31, 2026 and December 31, 2025, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $19,950 and $19,000, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $75,520 and $75,398 as of March 31, 2026 and December 31, 2025, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both March 31, 2026 and December 31, 2025, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of March 31, 2026 and December 31, 2025. As of both March 31, 2026

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

and December 31, 2025, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

As of March 31, 2026, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.25%. The final maturity date of the STRS JV Credit Facility is November 26, 2029. As of March 31, 2026, STRS JV had $173,764 of outstanding borrowings and an interest rate outstanding of 5.80% per annum under the STRS JV Credit Facility.

As of December 31, 2025, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus a spread of 2.25%. The maturity date of the STRS JV Credit Facility is November 26, 2029. As of December 31, 2025, STRS JV had $171,913 of outstanding borrowings and an interest rate outstanding of 5.94% per annum under the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of March 31, 2026:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.75%	10.52%	02/18/22	12/15/26	8,891	$8,866	$8,891	27.5%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.75%	10.52%	03/11/22	12/15/26	2,985	2,976	2,985	9.2
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.75%	10.52%	02/18/22	12/15/26	619	617	619	1.9
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.20% (8.45% Cash + 0.75% PIK)	01/22/25	12/28/29	6,628	6,554	6,526	20.2
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.20% (8.45% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(5)	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.20% (8.45% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(4)	—
									19,013	19,012	58.8
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17%	07/21/25	06/18/32	6,617	6,529	6,629	20.5
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(14)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.50%	9.17%	07/21/25	06/18/32	4,071	4,017	4,132	12.8
									10,546	10,761	33.3
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.27%	07/19/19	07/01/26	17,969	17,969	17,252	53.3
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.27%	07/19/19	07/01/26	—	—	(39)	(0.1)
									17,969	17,213	53.2
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.85%	11/09/20	12/07/26	13,322	13,302	13,278	41.1
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.45%	06/04/25	03/28/31	9,068	8,953	9,158	28.3
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.45%	06/04/25	03/28/31	295	293	326	1.0
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.45%	06/04/25	03/28/31	—	—	24	0.1
									22,548	22,786	70.5
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.92%	12/21/23	01/02/29	2,937	2,897	2,878	8.8
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.92%	12/21/23	01/02/29	1,860	1,835	1,823	5.6
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	9.92%	12/21/23	01/02/29	168	166	159	0.5
PGI Parent LLC (d/b/a Prime Electric, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.70%	01/16/26	12/31/31	5,064	5,016	5,023	15.5
PGI Parent LLC (d/b/a Prime Electric, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	10.75%	01/16/26	12/31/31	92	91	93	0.3
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	8.95%	06/14/24	05/31/29	8,073	7,963	8,096	25.0
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	8.95%	06/14/24	05/31/29	—	—	17	0.1
									17,968	18,089	55.8
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17%	04/26/24	04/16/30	4,042	4,001	4,042	12.5
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.17%	04/26/24	04/16/30	—	—	5	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	8.42%	12/12/24	11/26/31	5,280	5,237	5,255	16.2
FloWorks International LLC	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	8.42%	12/12/24	11/26/31	667	661	663	2.1
									9,899	9,965	30.8

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(15)	First Lien Secured Term Loan	1.00%	SOFR (6M)	4.50%	8.19%	10/31/23	10/26/28	12,358	$12,263	$12,327	38.1%
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	4.50%	8.19%	10/31/23	10/26/28	—	—	9	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.50%	11.44%	07/19/19	09/30/27	11,734	11,722	11,052	34.1
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.44%	07/19/19	09/30/27	298	297	269	0.8
									24,282	23,657	73.0
Electronic Components
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.25%	7.95%	11/26/25	11/21/31	6,045	5,988	5,991	18.5
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.25%	7.95%	11/26/25	11/21/31	—	—	1	—
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	Prime	3.25%	10.00%	11/26/25	11/21/31	238	235	236	0.7
Principal Lighting Group, LLC (d/b/a Principal Sloan)(15)	First Lien Secured Term Loan	1.00%	Base Rate	5.25%	8.94%	12/03/24	11/04/30	3,278	3,240	3,278	10.1
Principal Lighting Group, LLC (d/b/a Principal Sloan)(15)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	8.94%	12/03/24	11/04/30	—	—	5	—
									9,463	9,511	29.3
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.18%	08/09/23	08/01/29	6,816	6,723	6,815	21.1
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.42%	8.31%	08/09/23	08/01/29	2,411	2,374	2,416	7.5
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(12)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.33%	10.61%	08/09/23	08/01/29	682	673	687	2.1
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.45%	03/01/22	12/29/27	10,935	10,894	10,935	33.7
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.45%	03/01/22	12/29/27	2,313	2,304	2,313	7.2
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	310	309	314	1.0
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.25%	11.02% (10.52% Cash + 0.50% PIK)	01/23/24	01/03/28	6,582	6,543	6,383	19.7
									29,820	29,863	92.3
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.42%	06/14/24	05/10/29	4,943	4,881	4,920	15.2
									4,881	4,920	15.2
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	8.92%	09/19/24	07/02/31	13,009	12,897	13,009	40.2
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	8.92%	09/19/24	07/02/31	561	556	566	1.8
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	8.92%	09/19/24	07/02/31	—	—	8	—
									13,453	13,583	42.0
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.77%	04/11/23	03/01/29	4,938	4,866	4,960	15.3
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	9.77%	04/11/23	03/01/29	—	—	7	—
									4,866	4,967	15.3
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.20%	05/01/25	03/21/31	4,158	4,124	4,158	12.9
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.20%	05/01/25	03/21/31	14	14	24	0.1
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	Prime	3.50%	10.25%	05/01/25	03/21/31	280	278	282	1
									4,416	4,464	13.9

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (1M)	6.00%	8.13%	05/04/22	04/28/28	6,198	$6,484	$7,165	22.2%
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.55%	05/04/22	04/28/28	944	937	944	2.9
									7,421	8,109	25.1
Household Products
NM Z Holdco Inc. (d/b/a Zep, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.70%	08/12/25	06/30/31	10,362	10,271	10,388	32.1
NM Z Holdco Inc. (d/b/a Zep, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.70%	03/16/26	06/30/31	—	—	7	—
									10,271	10,395	32.1
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.45%	03/24/25	02/19/30	2,520	2,481	2,484	7.7
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.45%	03/24/25	02/19/30	—	—	1	—
									2,481	2,485	7.7
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.75%	10.48% (10.23% Cash + 0.25% PIK)	09/11/24	05/04/29	3,504	3,481	3,258	10.1
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	6.75%	10.60% (10.35% Cash + 0.25% PIK)	09/11/24	05/04/29	546	711	672	2.1
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	7.00%	9.14% (8.89% Cash + 0.25% PIK)	09/11/24	05/04/29	617	677	663	2.1
Cennox, Inc. (d/b/a Cennox)(15)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.53% (10.28% Cash + 0.25% PIK)	09/11/24	05/04/29	142	141	132	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	6.75%	10.60% (10.35% Cash + 0.25% PIK)	09/11/24	05/04/29	167	217	205	0.6
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.66%	05/10/23	04/10/29	8,533	8,418	8,533	26.4
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	8.67%	05/10/23	04/10/29	1,318	1,299	1,318	4.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	10.75%	04/07/25	04/10/28	676	669	678	2.1
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.85%	01/27/21	01/02/29	10,780	10,724	10,456	32.3
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	9.82%	01/27/21	01/02/29	2,908	2,892	2,821	8.7
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.82%	01/27/21	01/02/29	—	—	(35)	(0.1)
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.52%	08/10/21	03/02/28	5,887	5,871	5,887	18.2
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.52%	08/10/21	03/02/28	—	—	2	—
									35,100	34,590	107.0
Multi-Utilities
ELM DebtCo, LLC (d/b/a ELM Utility Services)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.45%	11/20/25	11/14/31	5,529	5,477	5,485	17.0
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.45%	11/20/25	11/14/31	—	—	2	—
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.45%	11/20/25	11/14/31	—	—	2	—
									5,477	5,489	17.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	8.66%	06/14/24	05/14/29	4,463	$4,407	$4,463	13.7%
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	8.66%	06/14/24	05/14/29	—	—	6	—
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	8.66%	12/24/24	06/28/28	2,736	2,710	2,733	8.5
									7,117	7,202	22.2
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(11)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.91%	8.66%	10/07/22	09/29/28	6,434	6,380	6,434	19.9
Max Solutions, Inc.(11)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.90%	8.66%	10/07/22	09/29/28	409	407	409	1.3
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.90%	8.66%	10/07/22	09/29/28	—	—	1	—
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	4.75%	8.66%	04/01/25	04/10/31	6,930	6,902	6,930	21.4
									13,689	13,774	42.6
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.67%	03/05/25	01/31/31	3,890	3,843	3,880	11.9
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.67%	03/05/25	01/31/31	—	—	18	0
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	8.67%	03/05/25	01/31/31	—	—	6	—
									3,843	3,904	12.0
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, LLC)(6)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	8.94%	02/04/26	12/22/31	6,703	6,639	6,659	20.5
Meta Buyer LLC (d/b/a Metagenics, LLC)(6)(9)	First Lien Secured Term Loan	0.75%	EurIBOR (3M)	5.25%	7.29%	02/04/26	12/22/31	4,609	5,388	5,294	16
Meta Buyer LLC (d/b/a Metagenics, LLC)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	8.92%	03/30/26	12/22/31	1,611	1,600	1,602	5
Meta Buyer LLC (d/b/a Metagenics, LLC)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.25%	8.92%	03/30/26	12/22/31	—	—	2	—
									13,627	13,557	41.9
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.27%	03/01/22	01/21/27	5,517	5,499	5,130	15.9
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.27%	03/01/22	01/21/27	725	723	674	2.1
									6,222	5,804	18.0
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.67%	01/10/24	11/21/29	3,571	3,517	3,486	10.8
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(12)	First Lien Secured Revolving Loan	0.75%	Base Rate	5.90%	9.88%	01/10/24	11/21/28	447	441	438	1.4
									3,958	3,924	12.2
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.27%	08/10/21	07/30/27	13,971	13,909	13,826	42.7
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.27%	08/10/21	07/30/27	3,821	3,804	3,781	11.7
									17,713	17,607	54.4
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.67%	03/05/25	01/31/31	4,039	3,990	4,065	12.5
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	8.67%	03/05/25	01/31/31	800	792	812	2.5
The Crom Corporation(6)(13)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.67%	03/05/25	01/31/31	264	261	270	0.8
									5,043	5,147	15.8

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.15%	11/27/23	11/09/28	6,274	$6,208	$6,274	19.4%
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.15%	11/27/23	11/09/28	—	—	9	—
									6,208	6,283	19.4
Total Investments									$327,294	$327,061	1,011.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(7)	Share class: Administration (CUSIP: 38141W315)				3.32%				$1,377	$1,377	4.3%
JPMorgan U.S. Treasury Plus Money Market Fund(7)	Share class: Agency (CUSIP: 4812C2742)				3.52%				2,373	2,373	7.3
Total Money Market Funds									3,749	3,749	11.6
Total Investments and Money Market Funds									$331,043	$330,810	1,022.9%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)		Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	€644	EUR	$595	USD	5/8/26	$14	$—
Morgan Stanley	£142	GBP	$194	USD	5/8/26	6	—
Total						$20	$—
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.7%, respectively, as of March 31, 2026. The Prime was 6.8% as of March 31, 2026. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.1% and 2.5%, respectively, as of March 31, 2026. The SONIA was 3.7% as of March 31, 2026.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,011.3% of STRS JV’s members’ equity or 97.0% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The issuer is domiciled in Canada.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in EUR.
(10)	Principal amount is denominated in CAD.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

(11)	The rate shown is the annualized seven-day yield as of March 31, 2026.
(12)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(13)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(14)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(15)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(16)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of December 31, 2025:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.75%	10.57%	02/18/22	12/15/26	8,914	$8,880	$8,914	27.1%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.75%	10.57%	03/11/22	12/15/26	2,993	2,981	2,993	9.1
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.75%	10.69%	02/18/22	12/15/26	619	617	619	1.9
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.42% Cash + 0.75% PIK)	01/22/25	12/28/29	6,632	6,553	6,532	19.9
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.42% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(3)	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.42% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(3)	—
									19,031	19,052	58.0
Air Freight & Logistics
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.83%	02/17/22	06/14/27	3,271	3,262	3,271	10.0
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	9.83%	02/17/22	06/14/27	—	—	2	—
									3,262	3,273	10.0
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.37%	07/21/25	06/18/32	6,633	6,542	6,632	20.2
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(6)(14)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.50%	9.33%	07/21/25	06/18/32	2,372	2,339	2,442	7.4
									8,881	9,074	27.6
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	07/19/19	07/01/26	18,019	18,019	17,299	52.6
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	07/19/19	07/01/26	—	—	(39)	(0.1)
									18,019	17,260	52.5
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.82%	11/09/20	12/07/26	13,358	13,331	13,314	40.5
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.42%	06/04/25	03/28/31	9,090	8,970	9,142	27.8
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.42%	06/04/25	03/28/31	295	293	319	1.0
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.42%	06/04/25	03/28/31	—	—	25	0.1
									22,594	22,800	69.4
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.07%	12/21/23	01/02/29	2,956	2,912	2,787	8.4
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	10.07%	12/21/23	01/02/29	1,873	1,845	1,766	5.4
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.07%	12/21/23	01/02/29	168	166	118	0.4
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	8.92%	06/14/24	05/31/29	8,093	7,975	8,107	24.7
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	8.92%	06/14/24	05/31/29	—	—	18	0.1
									12,898	12,796	39.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	4,046	$4,002	$4,046	12.3%
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	—	—	15	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	—	—	6	—
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	8.57%	12/12/24	11/26/31	5,293	5,248	5,262	16.0
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	8.57%	12/12/24	11/26/31	667	661	663	2.0
									9,911	9,992	30.3
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(15)	First Lien Secured Term Loan	1.00%	Base Rate	4.50%	8.20%	10/31/23	10/26/28	12,389	12,284	12,332	37.5
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.50%	8.20%	10/31/23	10/26/28	—	—	9	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.50%	11.48%	07/19/19	09/30/27	11,668	11,655	11,041	33.5
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.48%	07/19/19	09/30/27	288	288	262	0.8
									24,227	23,644	71.8
Electrical Components & Equipment
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	6,045	5,986	5,985	18.2
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	—	—	—	—
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	—	—	—	—
Principal Lighting Group, LLC (d/b/a Principal Sloan)(15)	First Lien Secured Term Loan	1.00%	Base Rate	5.25%	8.96%	12/03/24	11/04/30	3,353	3,312	3,343	10.2
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	8.96%	12/03/24	11/04/30	—	—	4	—
									9,298	9,332	28.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.23%	08/09/23	08/01/29	6,834	6,733	6,834	20.8
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.44%	10.26%	08/09/23	08/01/29	2,319	2,281	2,323	7.1
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/09/23	08/01/29	370	365	379	1.2
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	10,964	10,917	10,964	33.3
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	2,319	2,309	2,319	7.1
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.52%	03/01/22	12/29/27	310	309	314	1.0
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.72%	01/23/24	12/31/26	6,592	6,546	6,396	19.5
									29,460	29,529	90.0
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.47%	06/14/24	05/10/29	4,956	4,889	4,928	15.0
									4,889	4,928	15.0
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	13,039	12,922	12,973	39.5
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	408	405	409	1.2
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	—	—	5	—
									13,327	13,387	40.7
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.82%	04/11/23	03/01/29	4,951	4,872	4,974	15.1
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	9.82%	04/11/23	03/01/29	—	—	8	—
									4,872	4,982	15.1

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.17%	05/01/25	03/21/31	4,169	$4,132	$4,169	12.7%
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.17%	05/01/25	03/21/31	—	—	10	—
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.50%	8.17%	05/01/25	03/21/31	—	—	4	—
									4,132	4,183	12.7
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (1M)	6.00%	7.90%	05/04/22	04/28/28	6,198	6,480	7,281	22.1
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	05/04/22	04/28/28	944	936	944	2.9
									7,416	8,225	25.0
Household Products
NM Z Holdco Inc. (d/b/a Zep, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.67%	08/12/25	06/30/31	10,388	10,293	10,378	31.6
NM Z Holdco Inc. (d/b/a Zep, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.67%	08/12/25	06/30/31	—	—	6	—
									10,293	10,384	31.6
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42%	03/24/25	02/19/30	2,526	2,484	2,492	7.6
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.42%	03/24/25	02/19/30	—	—	1	—
									2,484	2,493	7.6
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.75%	10.89% (10.64% Cash + 0.25% PIK)	09/11/24	05/04/29	3,508	3,485	3,369	10.2
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	6.65%	10.59% (10.34% Cash + 0.25% PIK)	09/11/24	05/04/29	553	721	717	2.2
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	7.00%	9.07% (8.82% Cash + 0.25% PIK)	09/11/24	05/04/29	616	676	694	2.1
Cennox, Inc. (d/b/a Cennox)(15)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.60% (10.35% Cash + 0.25% PIK)	09/11/24	05/04/29	134	133	129	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	6.75%	10.59% (10.34% Cash + 0.25% PIK)	09/11/24	05/04/29	158	206	205	0.6
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.72%	05/10/23	04/10/29	8,555	8,430	8,567	26.1
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.72%	05/10/23	04/10/29	1,322	1,300	1,322	4.0
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	10.75%	04/07/25	04/10/28	714	705	715	2.2
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.32%	01/27/21	01/02/29	10,809	10,747	10,481	31.9
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.49%	01/27/21	01/02/29	2,916	2,898	2,827	8.6
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.49%	01/27/21	01/02/29	—	—	(35)	(0.1)
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	08/10/21	03/02/28	5,902	5,885	5,902	18.0
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.57%	08/10/21	03/02/28	—	—	2	—
									35,186	34,895	106.2

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Multi-Utilities
ELM DebtCo, LLC (d/b/a ELM Utility Services)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	5,543	$5,488	$5,488	16.7%
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	—	—	—	—
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	—	—	—	—
									5,488	5,488	16.7
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.48%	06/14/24	05/14/29	4,475	4,414	4,475	13.5
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.48%	06/14/24	05/14/29	—	—	6	—
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	12/24/24	06/28/28	2,480	2,453	2,480	7.5
									6,867	6,961	21.0
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC(15)	First Lien Secured Term Loan	1.00%	Base Rate	6.25%	10.32%	06/22/21	02/24/26	7,900	7,895	7,900	24.0
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.32%	06/22/21	02/24/26	—	—	—	—
Max Solutions, Inc.(11)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.91%	10.90%	10/07/22	09/29/28	6,451	6,392	6,420	19.5
Max Solutions, Inc.(11)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.90%	10.89%	10/07/22	09/29/28	410	407	408	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.90%	10.89%	10/07/22	09/29/28	—	—	1	—
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	4.75%	8.47%	04/01/25	04/10/31	6,948	6,918	6,948	21.1
									21,612	21,677	65.8
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	3,900	3,850	3,873	11.7
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	—	—	10	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	—	—	4	—
									3,850	3,887	11.7
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.27%	12/28/21	10/19/26	4,602	4,588	4,602	14.0
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(15)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	10.55%	02/18/22	10/19/26	1,154	1,150	1,154	3.5
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.27%	02/18/22	10/19/26	700	698	701	2.1
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	03/01/22	01/21/27	5,517	5,493	5,022	15.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	03/01/22	01/21/27	725	722	660	2.0
									12,651	12,139	36.9
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.82%	01/10/24	11/21/29	3,580	3,523	3,493	10.6
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(15)	First Lien Secured Revolving Loan	0.75%	Base Rate	5.92%	10.02%	01/10/24	11/21/28	373	367	366	1.1
									3,890	3,859	11.7
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/10/21	07/30/27	14,009	13,935	14,009	42.6
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/10/21	07/30/27	3,831	3,811	3,831	11.7
									17,746	17,840	54.3
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.84%	03/05/25	01/31/31	4,049	3,998	4,049	12.2
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	8.90%	03/05/25	01/31/31	802	793	806	2.5
The Crom Corporation(6)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.00%	8.84%	03/05/25	01/31/31	312	308	317	1.0
									5,099	5,172	15.7

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.38%	11/27/23	11/09/28	6,290	$6,218	$6,290	19.1%
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.38%	11/27/23	11/09/28	—	—	10	—
									6,218	6,300	19.1
Total Investments									$323,601	$323,552	984.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(7)	Share class: Administration (CUSIP: 38141W315)				3.34%				$2,602	$2,602	7.9%
JPMorgan U.S. Treasury Plus Money Market Fund(7)	Share class: Agency (CUSIP: 4812C2742)				3.65%				3,279	3,279	10.0
Total Money Market Funds									5,881	5,881	17.9
Total Investments and Money Market Funds									$329,483	$329,434	1,002.2%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	253	CAD	$180	USD	2/6/26	$—	$(4)
Morgan Stanley		€655	EUR	$758	USD	2/6/26	—	(13)
Morgan Stanley		£126	GBP	$165	USD	2/6/26	—	(5)
Total							$—	$(22)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.6%, respectively, as of December 31, 2025. The Prime was 6.8% as of December 31, 2025. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.0% and 2.1%, respectively, as of December 31, 2025. The SONIA was 3.7% as of December 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 984.3% of STRS JV’s members’ equity or 96.3% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The rate shown is the annualized seven-day yield as of December 31, 2025.
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in Euros.
(10)	Principal amount is denominated in CAD.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

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

As of March 31, 2026 and December 31, 2025, the portfolio companies underlying STRS JV’s investments are all located in the United States and its territories except for Cennox Holdings Limited, which is domiciled in the United Kingdom.

As of March 31, 2026 and December 31, 2025, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $34,401, and $41,415 under delayed draw term loan commitments and undrawn revolvers as of March 31, 2026 and December 31, 2025, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025:

Selected Balance Sheet Information ($ in thousands)	As of March 31, 2026	As of December 31, 2025
Assets
Investments, at fair value (amortized cost of $327,294 and $323,601 respectively)	$327,061	$323,552
Cash and cash equivalents	7,498	10,902
Interest receivable	2,215	1,256
Amounts receivable on unsettled investment transactions	257	16
Unrealized appreciation on foreign currency forward contracts	20	—
Other assets	147	161
Total assets	$337,198	$335,887
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,272 and $2,425, respectively)	$171,492	$169,488
Note payable to members	128,459	128,459
Interest payable on credit facility	826	861
Interest payable on notes to members	3,267	3,370
Unrealized depreciation on foreign currency forward contracts	—	22
Other liabilities	813	815
Total liabilities	304,857	303,015
Members’ equity	32,341	32,872
Total liabilities and members’ equity	$337,198	$335,887

	Three Months Ended
Selected Statement of Operations Information ($ in thousands)	March 31, 2026	March 31, 2025
Interest and fee income	$8,427	$8,535
Total investment income	$8,427	$8,535
Interest expense on credit facility	3,007	3,009
Interest expense on notes to members	3,267	3,475
Administrative fee	164	155
Other expenses	371	156
Total expenses	$6,809	$6,795
Net investment income	1,618	1,740
Net realized gains (losses) on investments and foreign currency transactions	(144)	65
Net change in unrealized appreciation (depreciation) on investments and foreign currency translations	224	(375)
Net increase in members’ equity resulting from operations	$1,698	$1,430

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the three months ended March 31, 2026  and year ended December 31, 2025, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$394,911	$394,911
Second lien secured loans	—	—	4,944	4,944
Unsecured loans	—	—	1,315	1,315
Subordinated Note to STRS JV	—	—	84,416	84,416
Equity (excluding STRS JV)	—	—	36,201	36,201
Equity in STRS JV(1)	—	—	—	21,253
Total investments	$—	$—	$521,787	$543,040
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $45,039 as of March 31, 2026, are characterized in Level 1 of the fair value hierarchy.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

The Company’s forward currency contracts, which were valued at ($17) as of March 31, 2026, are characterized in Level 2 of the hierarchy.

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

The Company’s forward currency contracts, which were valued at ($323) as of December 31, 2025, are characterized in Level 2 of the hierarchy.

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three months ended March 31, 2026:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended March 31, 2026	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$429,573	$4,839	$1,286	$84,416	$36,933	$557,047
Funding of investments	28,109	—	—	—	14	28,123
Non-cash interest income	563	27	29	—	—	619
Accretion of discount	736	6	1	—	—	743
Proceeds from paydowns and sales	(58,894)	—	—	—	—	(58,894)
Realized gains (losses)	(4,336)	—	—	—	—	(4,336)
Net unrealized appreciation (depreciation)	(840)	72	(1)	—	(746)	(1,515)
Fair value, end of period	$394,911	$4,944	$1,315	$84,416	$36,201	$521,787
Change in unrealized appreciation (depreciation) on investments still held as of March 31, 2026	$(3,206)	$72	$(1)	$—	$(747)	$(3,882)

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	March 31, 2026	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$349,868	Discounted cash flow analysis	Discount Rate	6.5% - 18.8% (10.6%)
	30,598	Recent transaction	Transaction Price	98.0 - 99.5 (98.6)
	12,364	Enterprise value analysis	EBITDA Multiple	5.5 - 6.5 (6.2)
	2,081	Enterprise value analysis	Revenue Multiple	1.3 - 1.3 (1.3)
Second lien secured loans	4,944	Discounted cash flow analysis	Discount rate	9.2% - 15.6% (11.0%)
Unsecured loans	1,315	Discounted cash flow analysis	Discount rate	11.1% - 11.7% (11.4%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	20,229	Enterprise value analysis	EBITDA multiple	6.0 - 12.9 (8.4)
	9,142	Enterprise value analysis	Revenue Multiple	1.3 - 2.4 (2.4)
Preferred equity	6,454	Enterprise value analysis	EBITDA multiple	6.3 - 12.9 (7.2)
Warrant	171	Option Pricing Model	Volatility	33.0% - 33.0% (33.0%)
	205	Enterprise value analysis	EBITDA Multiple	7.1 - 7.1 (7.1)
Total Level 3 Investments	$521,787
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

The following table presents the principal amount and fair value of the Company’s borrowings as of March 31, 2026 and December 31, 2025. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of March 31, 2026, and December 31, 2025 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of March 31, 2026 and December 31, 2025, the fair value of the 7.875% 2028 Notes and 2025 CLO Notes (as defined in Note 6) approximates the principal amounts outstanding.

		As of March 31, 2026		As of December 31, 2025
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 CLO Notes	3	$174,000	$174,000	$174,000	$174,000
Credit Facility	3	—	—	—	—
5.375% 2026 Notes	3	10,000	9,943	10,000	9,948
4.000% 2026 Notes	3	75,000	73,848	75,000	73,649
5.625% 2027 Notes	3	10,000	9,902	10,000	9,941
4.250% 2028 Notes	3	25,000	23,780	25,000	23,865
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$328,500	$325,973	$328,500	$325,903

NOTE 6 – BORROWINGS

The 1940 Act permits the Company to issue “senior securities,” in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. Effective August 2, 2018 following stockholder approval, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage for borrowed amounts were 176.2% and 179.1%, respectively.

Total borrowings outstanding and available as of March 31, 2026, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility	1/17/2030	S+2.250%	$—	$(1,259)	$50,000
2025 CLO Notes(1)	5/25/2037	S+1.700%	174,000	172,018	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,980	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,758	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,958	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,861	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,825	—
Total debt			$328,500	$324,141	$50,000
(1)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Total borrowings outstanding and available as of December 31, 2025, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility	1/17/2030	S+2.250%	$—	$(1,342)	$100,000
2025 CLO Notes(1)	5/25/2037	S+1.700%	174,000	171,973	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,973	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,673	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,952	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,848	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,757	—
Total debt			$328,500	$323,834	$100,000
(1)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

Credit Facility: WhiteHorse Credit initially entered into a revolving credit and security agreement with JPMorgan, as administrative agent, (the “Administrative Agent”) and lender as amended (the “Credit Facility”) on December 23, 2015.

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

On March 10, 2026, the terms of the Credit Facility were amended to, among other things, reduce the availability under the Credit Facility to $50,000 from $100,000.

The Credit Facility bears interest at SOFR for USD denominated borrowings, EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings, and SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The Company is also required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. The minimum borrowing requirement is $25,000 as of March 31, 2026. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $126,569 as of March 31, 2026. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of March 31, 2026, the Company had no outstanding borrowings and $50,000 undrawn under the Credit Facility. Weighted average outstanding borrowings was zero for the three months ended March 31, 2026. As of March 31, 2026, the interest rate in effect on outstanding borrowings was zero. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of March 31, 2026, due to borrowing base limitations, approximately $45,733 was available to be drawn by the Company based on these requirements.

As of December 31, 2025, the Company had no outstanding borrowings and $100,000 undrawn under the Credit Facility. Weighted average outstanding borrowings were $77,300 at a weighted average interest rate of 6.54% for the year ended December 31, 2025. As of December 31, 2025, the interest rate in effect on outstanding borrowings was zero.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of December 31, 2025, due to borrowing base limitations, approximately $43,777 was available to be drawn by the Company based on these requirements.

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Credit Facility were as follows:

	Three Months Ended March 31,
Credit Facility Interest Expense ($ in thousands)	2026	2025
Stated Interest Expense	$312	$3,359
Amortization of debt issuance costs	83	106
Total interest and other debt financing costs	$395	$3,465
Capital paid for interest expense	$329	$3,418
Annualized average stated interest rate	—%	6.6%
Average outstanding balance	$—	$175,345

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

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174,000 of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30,000 of AA-rated Class B Notes (the “Class B Notes”); (iii) $24,000 of A-rated Class C Notes (the “Class C Notes”). Additionally, $70,150 of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of March 31, 2026, the Company indirectly retained $30,000 of the Class B Notes, $24,000 of the Class C Notes and $70,150 of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of March 31, 2026, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of March 31, 2026:

		March 31, 2026
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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

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

As of March 31, 2026, there were 32 portfolio companies with a total fair value of approximately $261,733 securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of March 31, 2026, the interest rate in effect on outstanding borrowings was 5.4%.

As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294,585 securing the 2025 CLO Securitization. As of December 31, 2025, the interest rate in effect on outstanding borrowings was 5.6%.

The interest charged under the 2025 CLO Securitization is based on three-month Term SOFR. For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 CLO Securitization were as follows:

	Three Months Ended March 31,
2025 CLO Notes Interest Expense ($ in thousands)	2026	2025
Stated Interest Expense	$2,412	$—
Amortization of debt issuance costs	44	—
Total interest and other debt financing costs	$2,456	$—
Capital paid for interest expense	$2,481	$—
Annualized average stated interest rate	5.6%	—%
Average outstanding balance	$174,000	$—

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

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

7.875% 2028 Notes: On August 24, 2023, the Company completed a public offering of 7.875% 2028 Notes in aggregate principal amount of $30,000. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4,500, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34,500. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL.”

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes (together, the "Senior Unsecured Notes") were as follows:

	Three Months Ended March 31,
Senior Unsecured Notes Interest Expense ($ in thousands)	2026	2025
Stated Interest Expense	$1,970	$2,507
Amortization of debt issuance costs	180	213
Total interest and other debt financing costs	$2,150	$2,720
Capital paid for interest expense	$679	$679
Annualized average stated interest rate	5.10%	5.16%
Average outstanding balance	$154,500	$194,500

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on October 29, 2025. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

Base Management Fee

Effective January 1, 2024, the base management fee is calculated at an annual rate equal to 1.75% based on the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds); provided, however, the base management fee will be calculated at an annual rate equal to 1.25% of the Company’s consolidated gross assets (including cash and cash equivalents and assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters, that exceed the product of (i) 200% and (ii) the value of the Company’s total net assets. Base management fees are payable quarterly in arrears and are appropriately pro-rated for any partial month or quarter.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

The following table details management fee expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
Management Fees ($ in thousands)	2026	2025
Base management fees	$2,558	$2,833
Total management fees	$2,558	$2,833

As of March 31, 2026 and December 31, 2025, management fees payable on the consolidated statements of assets and liabilities were $2,558 and $2,660, respectively.

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

March 31, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

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

The following table provides a breakdown of the performance-based incentive fees for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
Performance-based Incentive Fees ($ in thousands)	2026	2025
Income incentive fee	$1,358	$1,711
Capital gains incentive fee	—	—
Performance-based incentive fees waived	(170)	—
Total performance-based incentive fees	$1,188	$1,711

As of March 31, 2026 and December 31, 2025, incentive fees payable on the consolidated statements of assets and liabilities were $18,008 and $19,157, respectively. As of March 31, 2026 and December 31, 2025, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During both the three months ended March 31, 2026 and 2025, the Company incurred $171 of allocated administrative service fees, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

Co-investments with Related Parties: As of March 31, 2026 and December 31, 2025, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of March 31, 2026 and December 31, 2025, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $7,455,053 and $7,220,543, respectively.

STRS JV: For the three months ended March 31, 2026, the Company sold $18,906 of investments to STRS JV and recognized $21 net realized gains, respectively. For the three months ended March 31, 2025, the Company sold $17,000 of investments to STRS JV and recognized zero net realized losses, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments: In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its borrowers. These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of assets and liabilities. The Company attempts to limit its credit risk by conducting extensive due diligence and obtaining collateral where appropriate.

The balance of unfunded commitments to extend credit was $38,960 and $40,994 as of March 31, 2026 and December 31, 2025, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of March 31, 2026 and December 31, 2025:

Unfunded Commitments ($ in thousands)	As of March 31, 2026	As of December 31, 2025
Revolving Loan Commitments:
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	$643	$643
Claridge Products and Equipment, LLC	70	140
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)	1,380	—
EducationDynamics, LLC	780	840
Four Winds Health, LLC	625	625
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	134	235
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	530	530
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)	830	—
Juniper Landscaping Holdings LLC	677	677
Leviathan Intermediate Holdco, LLC	570	570
LogicMonitor, Inc.	778	778
Media Source, LLC (d/b/a Media Source Inc.)	825	825
Meta Buyer LLC (d/b/a Metagenics, LLC)	—	1,475
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)	1,576	945
M&M OpCo, LLC (d/b/a Escalent, Inc.)	238	238
NM Z Holdco Inc. (d/b/a Zep, Inc.)	623	—
PANOS Brands, LLC	412	412
PGI Parent LLC (d/b/a Prime Electric, Inc.)	—	923
Quest Events, LLC	88	88
Rewards Network Inc.	1,468	1,915
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)	1,545	1,545
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	—	281
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)	497	497
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	311	311
The Kyjen Company, LLC (d/b/a Outward Hound)	939	798
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	376	428
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	488	—
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	20,503	19,819

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	—	601
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	405	486
Four Winds Health, LLC	2,000	2,250
Juniper Landscaping Holdings LLC	2,471	2,769
Kelso Industries LLC	1,184	—
LogicMonitor, Inc.	1,000	1,000
Meta Buyer LLC (d/b/a Metagenics, LLC)	—	3,380
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	868	1,076
Rewards Network Inc.	2,553	2,553
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	—	861
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	1,378	451
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	2,485	2,485
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Trimlite Buyer LLC (d/b/a Trimlite LLC)	850	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	1,288
Total unfunded delayed draw loan commitments	18,457	21,175
Total Unfunded Commitments	$38,960	$40,994

As of both March 31, 2026 and December 31, 2025, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

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

No shares were issued pursuant to the ATM program during the three months ended March 31, 2026 and 2025, respectively.

In October 2025, the Company’s board of directors authorized the Repurchase Program for the purpose of repurchasing up to an aggregate of $15,000 of its common stock on the open market or in privately negotiated purchases at prices below the then-current net asset value per share, in each case in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934 Repurchase Program. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The timing and amount of any common stock repurchased depend on the terms and conditions of the Repurchase Program, the market price of the common stock and trading volumes. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

On February 26, 2026, the Company’s board of directors approved a $7,500 increase in the authorized amount available for repurchases under the Repurchase Program up to $22,500.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

For the three months ended March 31, 2026, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$7,578
February 1, 2026 to February 28, 2026	—	—	—	15,078
March 1, 2026 to March 31, 2026	412,620	7.31	3,016	12,062
Total	412,620	$7.31	$3,016

For the year ended December 31, 2025, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
November 1, 2025 to November 30, 2025	261,612	$7.21	$1,887	$13,113
December 1, 2025 to December 31, 2025	747,431	7.40	5,535	7,578
Total	1,009,043	$7.35	$7,422

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Three months ended March 31,
	2026	2025
Per share data:(1)
Net asset value, beginning of period	$11.68	$12.31
Net investment income	0.25	0.29
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.28)	(0.10)
Net increase (decrease) in net assets resulting from operations	(0.03)	0.19
Purchases of common stock(2)	0.08	—
Net change in unrealized appreciation (depreciation) on investment transactions(3)	—	—
Distributions declared from net investment income	(0.26)	(0.39)
Net asset value, end of period	$11.47	$12.11
Total annualized return based on market value(4)	26.26%	(1.26)%
Total annualized return based on net asset value	(1.08)%	6.02%
Net assets, end of period	$250,339	$281,449
Per share market value at end of period	$7.40	$9.65
Shares outstanding end of period	21,821,425	23,243,088
Ratios/Supplemental Data:(5)
Ratio of expenses before incentive fees to average net assets(6)	14.28%	14.47%
Ratio of incentive fees to average net assets(7)	2.13%	2.42%
Ratio of total expenses to average net assets(6)(7)	16.41%	16.89%
Ratio of net investment income to average net assets(6)	8.82%	9.66%
Portfolio turnover ratio	5.01%	5.80%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Represents the impact of share repurchases of common stock on the Company’s net asset value per share, due to repurchases at prices below net asset value. See Note 9, Stockholders’ Equity.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(5)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(6)	Calculated using total expenses, including income tax provision.
(7)	Calculated using total incentive fees, before voluntary incentive fees waived.

During the three months ended March 31, 2026, WhiteHorse Advisers irrevocably waived $170 of incentive fees. Inclusive of WhiteHorse Advisers waived incentive fees, the annualized ratios of incentive fees and total expenses to average net assets would have been 1.87% and 16.15%, respectively for the three months ended March 31, 2026.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended March 31,
($ in thousands except share and per share amounts)	2026	2025
Net increase (decrease) in net assets resulting from operations	$(687)	$4,264
Weighted average shares outstanding	22,168,930	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$(0.03)	$0.18

NOTE 12 – SEGMENT REPORTING

The Company operates through a single reporting segment, with an investment strategy to generate current income and, to a lesser extent, capital appreciation primarily through direct origination of senior secured debt and select equity investments. The Chief Operating Decision Maker (“CODM”), who are the Company’s chief executive officer and chief financial officer, are responsible for assessing performance and allocating resources on behalf of the Company. The CODM assesses performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase (decrease) in net assets resulting from operations. In addition to various other factors and metrics, the CODM utilizes net increase (decrease) in net assets resulting from operations as a key metric in implementing investment policy decisions and in evaluating the Company’s distribution policy. As the Company operates as a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

NOTE 13 - SUBSEQUENT EVENTS

On May 7, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next fiscal quarter ending June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this quarterly report on Form 10-Q. In this quarterly report on Form 10-Q, the “Company”, “we”, “us”, “our” and “WhiteHorse Finance” refer to WhiteHorse Finance, Inc. and its consolidated subsidiaries, and "WhiteHorse Advisers" refers to H.I.G. WhiteHorse Advisers, LLC, our investment adviser.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

●	our future operating results;
●	our ability to consummate new investments and the impact of such investments;
●	the ability of our portfolio companies to achieve their objectives;
●	our contractual arrangements and relationships with third parties;
●	the impact of a changing interest rate environment;
●	changes in political, economic or industry conditions, and conditions affecting the financial and capital markets, which could result in changes to the values of our assets, including changes from the impact of the ongoing global conflicts, trade barriers, tariffs and wars. elevated levels of inflation, and the potential impact of inflation on our portfolio companies and on the industries in which we invest;
●	the impact of interruptions in the supply chain on our portfolio companies;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	the ability of our investment adviser to locate suitable investments for us and to monitor our investments;
●	our ability to maintain our qualification as a BDC, and as a RIC under the Code;
●	our expected financings and investments and the rate at which our investments are refunded by portfolio companies;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;
●	the impact of future acquisitions and divestitures; and
●	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and elsewhere in this quarterly report on Form 10-Q.

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

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act, defined above. In addition, for tax purposes, we elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code.

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

Our investment activities are managed by WhiteHorse Advisers and are supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under the second amended and restated investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”), we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. Under our administration agreement (the "Administration Agreement") with H.I.G. WhiteHorse Administration ("WhiteHorse Administration"),

we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

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

Recent Developments

On May 7, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next fiscal quarter ending June 30, 2026.

Consolidated Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

Set forth below are the consolidated results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Three Months
($ in thousands)	2026	2025	Variance
Total investment income	$15,862	$18,801	$(2,939)
Total expenses	10,259	11,958	(1,699)
Net investment income	5,603	6,843	(1,240)
Net realized gains/(losses) on investments and foreign currency transactions	(4,727)	(402)	(4,325)
Net change in unrealized appreciation/depreciation on investments and foreign currency translations	(1,563)	(2,177)	614
Net increase (decrease) in net assets resulting from operations	$(687)	$4,264	$(4,951)

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

Consolidated operating results for the three months ended March 31, 2026 and 2025 are as follows:

Net Investment Income

Net investment income for the three months ended March 31, 2026 totaled $5.6 million. Net investment income for the three months ended March 31, 2025 totaled $6.8 million. Net investment income decreased by $1.2 million for the three months ended March 31, 2026 from the three months ended March 31, 2025, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Three Months
($ in thousands)	2026	2025	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$11,249	$13,948	$(2,699)
PIK income	619	691	(72)
Fee and dividend income	383	496	(113)
Investment income of STRS JV:
Interest and dividend income	$3,611	$3,666	$(55)
Total investment income	$15,862	$18,801	$(2,939)

Interest income other than PIK income, decreased $2.7 million for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the three months ended March 31, 2026, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $443.8 million and 9.0%, respectively. For the three months ended March 31, 2025, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $568.5 million and 9.0% respectively.

PIK income decreased by $0.1 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. PIK income earned for the three months ended March 31, 2026 was primarily derived from investments in Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC) of $0.1 million and Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.) of $0.1 million. PIK income earned for the three months ended March 31, 2025 was primarily derived from investments in Motivational Marketing, LLC (d/b/a Motivational Fulfillment) of $0.2 million and Chase Products Co. (f/k/a Starco) of $0.1 million.

We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected. For the three months ended March 31, 2026, PIK income as a percentage of total investment income was 3.9%. For the three months ended March 31, 2025, PIK income as a percentage of total investment income was 3.7%.

Fee and dividend income decreased by $0.1 million for the three months ended March 31, 2026 from the three months ended March 31, 2025. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. For the three months ended March 31, 2026, we earned non-recurring fee income of $0.3 million. For the three months ended March 31, 2025, we earned non-recurring fee income of $0.4 million.

Interest and dividend income from STRS JV decreased by $0.1 million for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily attributable to a decrease in base rates and portfolio yields, partially offset by a larger investment portfolio.

Operating Expenses

The following table summarizes our expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Three Months
($ in thousands)	2026	2025	Variance
Interest expense	$5,001	$6,185	$(1,184)
Base management fees	2,558	2,833	(275)
Performance-based incentive fees, net of fee waiver	1,188	1,711	(523)
Administrative service fees	171	171	—
General and administrative expenses	1,216	953	263
Total expenses, before excise tax	10,134	11,853	(1,719)
Excise tax	125	105	20
Total expenses, including excise tax	$10,259	$11,958	$(1,699)

Interest expense decreased by $1.2 million for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily due to lower weighted average borrowing base and weighted average interest rate. For the three months ended March 31, 2026, the weighted average outstanding borrowings were $328.5 million at a weighted average interest rate of 5.35%. For the three months ended March 31, 2025, the weighted average outstanding borrowings were $366.5 million at a weighted average interest rate of 5.77%.

Base management fees decreased by $0.3 million for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily due to lower gross assets.

Performance-based incentive fees decreased by $0.5 million for the three months ended March 31, 2026 from the three months ended March 31, 2025, primarily due to lower pre-incentive fee net investment income. For the three months ended March 31, 2026, the Company recognized an irrevocable fee waiver of $0.2 million. For the three months ended March 31, 2026 and 2025, there were no capital gains incentive fee expenses incurred.

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

Excise tax was $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, we accrued a net federal excise tax expense of $0.9 million and $0.8 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
Patagonia Holdco LLC (d/b/a Lumen LATAM)	$(3.0)	$—
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	(0.2)	(0.4)
Trimlite Buyer LLC (d/b/a Trimlite LLC)	(1.1)	—
Other(1)	—	—
Total net realized gains/(losses) on investments	$(4.3)	$(0.4)
(1)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in millions)	2026	2025
Gross unrealized appreciation on investments	$3.4	$2.4
Gross unrealized depreciation on investments	(7.9)	(4.4)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	2.6	(0.2)
Total unrealized appreciation (depreciation) on investments	$(1.9)	$(2.2)

Financial Condition, Off-Balance Sheet Arrangements, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility (as defined in Note 6 to the Accompanying Financial Statements) and WHF CLO (as defined in Note 2 to the accompanying financial statements), and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through future borrowings. In the future, we may obtain borrowings under other credit facilities and from issuances of senior securities to the extent permitted by the 1940 Act. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

Restricted cash and cash equivalents and restricted foreign currency include amounts that are collected and held by the custodians or trustees who have been appointed as custodian of the assets securing certain of the Company’s financing transactions including the Credit Facility and the 2025 CLO Securitization (as defined in Note 6 to the accompanying financial statements). Restricted cash and cash equivalents and restricted foreign currency are held by the trustee for the payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets. Restricted amounts that represent interest or fee income are transferred to unrestricted cash accounts by the trustees generally once a quarter after the payment of operating expenses and other amounts due under the respective credit, indenture or other governing agreements for the Company’s financing transactions as more fully discussed below, pertaining to the Credit Facility and the 2025 CLO Securitization.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of March 31, 2026 and December 31, 2025, we had commitments to fund approximately $39.0 million and $41.0 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $28.2 million during the three months ended March 31, 2026, primarily from realizations and repayments on our investments, partially offset from acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $8.6 million during the three months ended March 31, 2026, primarily due to payment of distributions to stockholders and purchases of common stock.

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

As of March 31, 2026, we had cash and cash equivalent resources of $49.4 million, including $37.6 million of restricted cash. As of March 31, 2026, we had approximately $50.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement. As of March 31, 2026, due to borrowing base limitations, approximately $45.7 million was available to be drawn under the Credit Facility based on these requirements.

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

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of March 31, 2026, STRS JV had total assets of $337.2 million. As of December 31, 2025, STRS JV had total assets of $335.9 million.

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

As of both March 31, 2026 and December 31, 2025, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of both March 31, 2026 and December 31, 2025, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of March 31, 2026 and December 31, 2025:

($ in thousands)	As of March 31, 2026	As of December 31, 2025
Total investments(1)	$327,061	$323,552
Weighted average effective yield on total portfolio(2)	9.9%	9.9%
Number of portfolio companies in STRS JV	42	43
Largest portfolio company investment(1)	17,607	17,840
Total of five largest portfolio company investments(1)	61,964	75,398
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of March 31, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$327,294	$327,061	$323,601	$323,552
Total	$327,294	$327,061	$323,601	$323,552

The following table shows the portfolio composition of STRS JV by industry grouping at fair value:

Industry ($ in thousands)	As of March 31, 2026		As of December 31, 2025
Advertising	$19,012	5.8%	$19,052	5.9%
Air Freight & Logistics	—	—	3,273	1.0
Asset Management & Custody Banks	10,761	3.3	9,074	2.8
Broadline Retail	17,213	5.3	17,260	5.3
Building Products	22,786	7.0	22,800	7.0
Construction & Engineering	18,089	5.5	12,796	4.0
Distributors	9,965	3.0	9,992	3.1
Diversified Support Services	23,657	7.2	23,644	7.3
Electronic Components	9,511	2.9	9,332	2.9
Environmental & Facilities Services	29,863	9.1	29,529	9.1
Food Distributors	4,920	1.5	4,928	1.5
Health Care Facilities	13,583	4.2	13,387	4.1
Health Care Services	4,967	1.5	4,982	1.5
Health Care Technology	4,464	1.4	4,183	1.3
Household Appliances	8,109	2.5	8,225	2.5
Household Products	10,395	3.2	10,384	3.2
Human Resource & Employment Services	2,485	0.8	2,493	0.8
IT Consulting & Other Services	34,590	10.6	34,895	10.8
Multi-Utilities	5,489	1.7	5,488	1.7
Packaged Foods & Meats	7,202	2.2	6,961	2.2
Paper & Plastic Packaging Products & Materials	13,774	4.2	21,677	6.7
Personal Care Products	3,904	1.2	3,887	1.2
Pharmaceuticals	13,557	4.1	—	—
Real Estate Services	5,804	1.8	12,139	3.8
Research & Consulting Services	3,924	1.2	3,859	1.2
Technology Hardware, Storage & Peripherals	17,607	5.4	17,840	5.5
Water Utilities	5,147	1.4	5,172	1.6
Wireless Telecommunication Services	6,283	2.0	6,300	2.0
Total	$327,061	100.0%	$323,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of March 31, 2026 and December 31, 2025 and selected statement of operations information for the three months ended March 31, 2026 and 2025.

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

Stock Repurchase Program

In October 2025, our board of directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $15.0 million of its common stock on the open market or in privately negotiated purchases at prices below our then-current net asset value per share, in each case in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (the "Repurchase Program").  On February 26, 2026, our board of directors approved a $7.5 million increase in the authorized amount available for repurchases under the Repurchase Program up to $22.5 million. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The timing and amount of any common stock repurchased depend on the terms and conditions of the Repurchase Program, the market price of the common stock and trading volumes. The Repurchase Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

During the three months ended March 31, 2026, we repurchased additional common stock in the aggregate of $3.0 million, after deducting commissions and $12.1 million remained available under the Repurchase Program.

During the three months ended December 31, 2025, we repurchased common stock in the aggregate of $7.4 million, after deducting commissions and $7.6 million remained available under the Repurchase Program.

Credit Facility

Our wholly owned subsidiary WhiteHorse Credit I, LLC, or WhiteHorse Credit initially, entered into the Credit Facility on December 23, 2015. As of March 31, 2026 and December 31, 2025, the Credit Facility had a maximum borrowing capacity of $50.0 million and $100.0 million, respectively. The reinvestment period for the Credit Facility expires on January 17, 2028 and the maturity date for the Credit Facility is January 17, 2030.

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

On March 10, 2026, the terms of the Credit Facility were amended to, among other things, reduce the availability under the Credit Facility to $50.0 million from $100.0 million.

As of March 31, 2026, the Credit Facility provided for borrowings in an aggregate principal amount up to $50.0 million. As of March 31, 2026, the required minimum outstanding borrowings under the Credit Facility were $25.0 million.

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

Advances under the Credit Facility are based on SOFR for USD denominated borrowings, EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings and SONIA for GBP denominated borrowings, plus a spread of 2.25% on outstanding borrowings. Interest is payable quarterly in arrears. WhiteHorse Credit is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments, to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. WhiteHorse Credit is required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. WhiteHorse Credit paid an upfront fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder are due and payable, on January 17, 2030.

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

As of March 31, 2026, there were no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $50.0 million was undrawn in credit facility on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $126.6 million as of March 31, 2026.

As of December 31, 2025, there were no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $100.0 million was available to be drawn on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $139.5 million as of December 31, 2025.

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

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of March 31, 2026 and December 31, 2025:

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

As of March 31, 2026, there were 32 portfolio companies with a total fair value of approximately $261.7 million securing the 2025 CLO Securitization. As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294.6 million securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026 and may be redeemed in whole or in part at any time prior to September 15, 2026, at par plus a “make-whole” premium, and thereafter at par. The 4.000% 2026 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and 2025 CLO Securitization and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness.

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

Portfolio Investments and Yield

As of March 31, 2026, our investment portfolio consisted primarily of senior secured loans across 128 positions in 65 companies with an aggregate fair value of $543.0 million. As of March 31, 2026, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 1.4% based on fair value. As of March 31, 2026, our portfolio had an average investment size of $3.5 million based on fair value and average debt investment size of $4.8 million, with investment sizes ranging from zero to $20.2 million and a weighted average effective yield of 8.7% (and a weighted average effective yield on income-producing debt investments of 10.8%).

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

For the three months ended March 31, 2026, we invested $28.1 million in new and existing portfolio companies, offset by repayments and sales of $58.9 million. Proceeds from sales totaled $30.0 million while repayments included $2.0 million of scheduled repayments and $26.9 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of March 31, 2026		As of December 31, 2025
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$24.6	4.5%	$27.3	4.7%
2	455.2	83.8	469.5	81.2
3	33.7	6.2	45.7	7.9
4	15.1	2.8	15.9	2.7
5	14.4	2.7	20.2	3.5
Total Portfolio	$543.0	100.0%	$578.6	100.0%

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

During the three months ended March 31, 2026, we declared to stockholders distributions of $0.26 per share for total distributions of $5.8 million. During the three months ended March 31, 2025, we declared to stockholders distributions of $0.385 per share for total distributions of $8.9 million.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the three months ended March 31, 2026, we estimate that distributions to stockholders included $5.8 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2025 and current earnings for the three months ended March 31, 2026. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

With respect to investments for which market quotations are not readily available, our Investment Adviser undertakes a multi-step valuation process each quarter, as described below:

●	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Investment Adviser responsible for credit monitoring in accordance with our valuation procedures.

●	Preliminary valuation conclusions are then documented and discussed with our investment committee and our Investment Adviser.
●	The valuation committee, comprised of a number of representatives from different functions of the Investment Adviser, reviews these preliminary valuations, and on a quarterly basis, reviews the bases of the valuations by our Investment Adviser and the independent valuation firms.
●	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.
●	Our Board, through the Audit Committee, performs oversight of the fair valuation process in accordance with Rule 2a-5 under the 1940 Act.

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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands).

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(12,983)	$(5,220)	$(7,763)
(250)	(11,566)	(4,350)	(7,216)
(200)	(9,317)	(3,480)	(5,837)
(150)	(7,007)	(2,610)	(4,397)
(100)	(4,674)	(1,740)	(2,934)
(50)	(2,337)	(870)	(1,467)
50	2,337	870	1,467
100	4,674	1,740	2,934
150	7,011	2,610	4,401
200	9,349	3,480	5,869
250	11,686	4,350	7,336
300	14,023	5,220	8,803
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of March 31, 2026, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Realized gain (loss) on forward currency contracts	$(365)	$22
Unrealized appreciation (depreciation) on forward currency contracts	306	(20)
Total net realized and unrealized gains (losses) on forward currency contracts	$(59)	$2

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Number	Description
31.1*	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WhiteHorse Finance, Inc.

Dated: May 7, 2026	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2026	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)