Form 10-Q
period 2026-06-30
WhiteHorse Finance, Inc.
filed 2026-08-10
CIK 1552198

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026 the Registrant had 21,476,471 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$421,454	$436,589
Non-controlled affiliate company investments	39,131	36,042
Controlled affiliate company investments	108,617	106,018
Total investments, at fair value (amortized cost $594,296 and $607,574, respectively)	569,202	578,649
Cash and cash equivalents	8,465	7,033
Restricted cash and cash equivalents	19,481	22,287
Restricted foreign currency (cost of $123 and $405, respectively)	118	405
Interest and dividend receivable	4,980	5,647
Amounts receivable on unsettled investment transactions	770	124
Prepaid expenses and other receivables	999	984
Unrealized appreciation on foreign currency forward contracts	67	—
Total assets	$604,082	$615,129

Liabilities
Debt (net of unamortized debt issuance costs of $4,051 and $4,666, respectively)	$324,449	$323,834
Distributions payable	5,377	5,597
Management fees payable	2,545	2,660
Incentive fees payable	15,800	19,157
Interest payable	1,323	1,392
Accounts payable and accrued expenses	1,344	1,884
Advances received from unfunded credit facilities	432	490
Unrealized depreciation on foreign currency forward contracts	—	323
Total liabilities	351,270	355,337

Commitments and contingencies (See Note 8)

Net assets
Common stock, 21,476,471 and 22,234,045 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	22
Paid-in capital in excess of par	323,548	329,122
Accumulated earnings (losses)	(70,757)	(69,352)
Total net assets	252,812	259,792
Total liabilities and total net assets	$604,082	$615,129
Number of shares outstanding	21,476,471	22,234,045
Net asset value per share	$11.77	$11.68

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliate company investments
Interest income	$10,262	$13,936	$21,320	$27,884
Payment-in-kind income	434	500	960	1,033
Fee income	142	765	525	1,248
Dividend income	15	7	15	20
From non-controlled affiliate company investments
Interest income	198	50	389	50
Payment-in-kind income	93	153	186	311
From controlled affiliate company investments
Interest income	2,162	2,284	4,309	4,568
Dividend income	1,063	1,143	2,527	2,525
Total investment income	14,369	18,838	30,231	37,639
Expenses
Interest expense	4,810	6,141	9,811	12,326
Base management fees	2,545	2,844	5,103	5,677
Performance-based incentive fees	1,134	1,640	2,492	3,351
Administrative service fees	170	170	341	341
General and administrative expenses	1,129	1,295	2,345	2,248
Total expenses, before fees waived	9,788	12,090	20,092	23,943
Performance-based incentive fees waived	(142)	—	(312)	—
Total expenses	9,646	12,090	19,780	23,943
Net investment income before excise tax	4,723	6,748	10,451	13,696
Excise tax	42	186	167	291
Net investment income after excise tax	4,681	6,562	10,284	13,405

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	1	(296)	(4,335)	(691)
Controlled affiliate company investments	—	(20,980)	—	(20,980)
Foreign currency transactions	(1)	(769)	(27)	(798)
Foreign currency forward contracts	(51)	—	(416)	22
Net realized gains (losses)	(51)	(22,045)	(4,778)	(22,447)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	164	(1,200)	1,018	(3,264)
Non-controlled affiliate company investments	4,885	(1,456)	2,515	(775)
Controlled affiliate company investments	648	20,378	299	19,563
Translation of assets and liabilities in foreign currencies	(2)	(10)	(6)	31
Foreign currency forward contracts	84	21	390	1
Net change in unrealized appreciation (depreciation)	5,779	17,733	4,216	15,556
Net realized and unrealized gains (losses) on investments and foreign currency transactions	5,728	(4,312)	(562)	(6,891)
Net increase (decrease) in net assets resulting from operations	$10,409	$2,250	$9,722	$6,514

Per Common Share Data
Basic and diluted earnings (losses) per common share	$0.48	$0.10	$0.44	$0.28
Dividends and distributions declared per common share	$0.25	$0.39	$0.51	$0.77
Basic and diluted weighted average common shares outstanding	21,571,335	23,243,088	21,868,482	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2025	22,234,045	$22	$329,122	$(69,352)	$259,792
Net increase (decrease) in net assets resulting from operations:
Purchases of common stock, net of offering costs	(412,620)	—	(3,016)	—	(3,016)
Net investment income after excise tax	—	—	—	5,603	5,603
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(4,727)	(4,727)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(1,563)	(1,563)
Distributions declared	—	—	—	(5,750)	(5,750)
Balance as of March 31, 2026	21,821,425	$22	$326,106	$(75,789)	$250,339
Net increase in net assets resulting from operations:
Purchases of common stock, net of offering costs	(344,954)	(1)	(2,558)	—	(2,559)
Net investment income after excise tax	—	—	—	4,681	4,681
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(51)	(51)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	5,779	5,779
Distributions declared	—	—	—	(5,377)	(5,377)
Balance as of June 30, 2026	21,476,471	$21	$323,548	$(70,757)	$252,812

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$9,722	$6,514
Payment-in-kind income	(1,146)	(1,344)
Net realized (gains) losses on investments	4,335	21,671
Net realized loss on foreign currency transactions	—	821
Net unrealized (appreciation) depreciation on investments	(3,832)	(15,524)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	6	(31)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(390)	(1)
Accretion of discount	(1,172)	(1,922)
Amortization of deferred financing costs	615	624
Acquisition of investments	(58,633)	(90,469)
Proceeds from principal payments and sales of portfolio investments	45,486	60,690
Proceeds from sales of portfolio investments to STRS JV	24,409	39,846
Net changes in operating assets and liabilities:
Interest and dividend receivable	667	(226)
Prepaid expenses and other receivables	(15)	1
Amounts receivable on unsettled investment transactions	(646)	(1,367)
Amounts payable on unsettled investment transactions	—	(3,539)
Management fees payable	(115)	(88)
Incentive fees payable	(3,357)	(105)
Accounts payable and accrued expenses	(540)	(663)
Interest payable	(69)	(326)
Advances received from unfunded credit facilities	(58)	132
Net cash provided by / (used in) operating activities	15,267	14,694

Cash flows from financing activities
Proceeds from notes issued	—	174,000
Purchases of common stock, net of offering costs	(5,574)	—
Borrowings from debt	—	39,700
Repayments of debt	—	(202,014)
Deferred financing costs	—	(3,071)
Distributions paid to common stockholders	(11,348)	(17,898)
Net cash provided by / (used in) financing activities	(16,922)	(9,283)
Effect of exchange rate changes on cash	(6)	32
Net change in cash, cash equivalents and restricted cash	(1,661)	5,443
Cash, cash equivalents and restricted cash at beginning of period	29,725	27,836
Cash, cash equivalents and restricted cash at end of period	$28,064	$33,279

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$9,265	$12,027
Non-cash exchanges of investments	2,300	—

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of June 30,
	2026	2025
Cash and cash equivalents	$8,465	$10,533
Restricted cash and cash equivalents	19,481	22,447
Restricted foreign currency	118	299
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$28,064	$33,279

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.88%	05/31/24	12/15/26	648	$646	$647	0.3%
Avision Holdings, LLC (d/b/a Avision Sales Group)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	9.88%	05/31/24	12/15/26	545	543	544	0.2
EducationDynamics, LLC(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.25%	09/15/21	09/15/27	12,564	12,522	12,564	5.0
EducationDynamics, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	12.25%	09/15/21	09/15/27	540	538	542	0.2
									14,249	14,297	5.7
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.64% (9.64% Cash + 1.00% PIK)	12/16/22	12/18/28	8,955	8,843	8,704	3.4
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	10.64%	12/16/22	12/18/28	706	697	684	0.3
									9,540	9,388	3.7
Application Software
MBS Highway, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	11.94%	10/13/22	10/13/27	9,156	9,097	9,128	3.6
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	4.83%	06/14/19	09/30/26	3,644	2,883	1,920	0.8
Colonnade Parent, Inc. (d/b/a Naviga Inc.)(17)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	4.83%	06/14/19	09/30/26	301	279	159	0.1
Intermedia Cloud Communications, Inc. (d/b/a Intermedia.net, Inc.)(29)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.16%	05/27/26	11/26/31	6,667	6,601	6,600	2.6
Intermedia Cloud Communications, Inc. (d/b/a Intermedia.net, Inc.)(7)(8)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.16%	05/27/26	11/26/31	—	—	—	—
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.75%	11.40% (9.65% Cash + 1.75% PIK)	01/12/23	04/05/29	10,686	10,542	10,415	4.1
									29,402	28,222	11.2
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)(13)(29)	First Lien Secured Term Loan	1.00%	CORRA (3M)	4.75%	7.04%	03/11/26	03/11/31	1,896	1,382	1,329	0.5
									1,382	1,329	0.5
Cargo Ground Transportation
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)(28)	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.50%	11.24%	06/29/23	06/29/28	7,589	7,498	7,583	3.0
									7,498	7,583	3.0
Construction & Engineering
Kelso Industries LLC(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42%	12/26/24	12/31/29	5,127	5,057	5,127	2.0
Kelso Industries LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.42%	01/27/26	12/31/29	—	—	13	—
									5,057	5,140	2.0
Diversified Chemicals
Chase Products Co. (f/k/a Starco)(6)(21)(29)	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.23%	03/16/23	03/16/28	3,404	3,404	3,404	1.3
									3,404	3,404	1.3
Diversified Support Services
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.13%	07/12/21	07/12/28	13,109	13,052	13,109	5.2
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.13%	07/12/21	07/12/28	945	940	949	0.4
Quest Events, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.41%	09/13/24	09/30/27	1,281	1,272	1,281	0.5
Quest Events, LLC(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.43%	03/21/25	09/30/27	129	128	130	0.1
									15,392	15,469	6.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Education Services
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.73%	01/21/26	01/21/32	9,485	$9,353	$9,365	3.7%
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)(7)(8)(32)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.86%	10.00%	01/21/26	01/21/32	1,044	1,030	1,032	0.4
Media Source, LLC (d/b/a Media Source Inc.)(6)(25)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42% (4.71% Cash + 4.71% PIK)	09/01/25	08/30/30	4,323	4,323	4,259	1.7
Media Source, LLC (d/b/a Media Source Inc.)(6)(7)(8)(25)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.44%	09/01/25	08/30/30	150	147	149	0.1
NNA Services, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.63%	08/27/21	08/28/28	7,927	7,922	7,903	3.1
									22,775	22,708	9.0
Environmental & Facilities Services
Juniper Landscaping Holdings LLC(29)(33)	First Lien Secured Term Loan	1.00%	Base Rate	5.75%	9.39%	05/23/25	12/29/27	452	448	452	0.2
Juniper Landscaping Holdings LLC(7)(8)(33)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.75%	9.41%	05/23/25	12/29/27	1,997	1,984	2,008	0.8
Juniper Landscaping Holdings LLC(7)(8)(33)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	9.42%	05/23/25	12/29/27	403	399	407	0.2
									2,831	2,867	1.2
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.38%	02/13/26	05/10/29	219	215	218	0.1
									215	218	0.1
Health Care Facilities
Four Winds Health, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.48%	07/31/25	07/31/29	4,342	4,275	4,360	1.7
Four Winds Health, LLC(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	10.48%	07/31/25	07/31/29	498	493	527	0.2
Four Winds Health, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.75%	10.48%	07/31/25	07/31/29	—	—	10	—
									4,768	4,897	1.9
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.00%	9.98%	12/27/24	03/01/29	933	927	933	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.98%	08/01/24	08/01/29	7,078	6,991	7,027	2.8
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.98%	08/01/24	08/01/29	—	—	(1)	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.98%	08/01/24	08/01/29	448	443	447	0.2
									8,361	8,406	3.4
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)(27)	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.39%	02/23/22	02/23/28	20,409	20,269	20,409	8.1
									20,269	20,409	8.1
Home Furnishings
Sleep OpCo LLC (d/b/a 3Z Brands)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.15%	11/07/25	11/07/30	13,388	13,213	13,393	5.3
Sleep OpCo LLC (d/b/a 3Z Brands)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.15%	11/07/25	11/07/30	—	—	20	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.50%	9.14%	11/06/23	09/30/27	4,669	4,638	4,671	1.8
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.50%	9.14%	01/12/26	09/30/27	—	—	5	—
									17,851	18,089	7.1
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)(17)(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.23% (10.23% Cash + 1.00% PIK)	04/05/21	10/06/26	11,439	11,307	7,701	3.0
The Kyjen Company, LLC (d/b/a Outward Hound)(7)(8)(17)	First Lien Secured Revolving Loan	1.00%	Prime	6.50%	13.25% (10.75% Cash + 2.50% PIK)	04/05/21	10/06/26	375	383	78	—
NM Z Holdco Inc. (d/b/a Zep, Inc.)(7)(8)	First Lien Secured Revolving Loan	1.00%	Prime	6.50%	13.25% (10.75% Cash + 2.50% PIK)	03/16/26	06/30/31	—	—	6	—
									11,690	7,785	3.0

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.48%	02/19/25	02/19/30	2,933	$2,890	$2,891	1.1%
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.48%	02/19/25	02/19/30	—	—	—	—
									2,890	2,891	1.1
Industrial Machinery & Supplies & Components
Vibration Mountings & Controls, Inc.(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.70%	06/23/26	06/23/31	6,378	6,282	6,282	2.5
Vibration Mountings & Controls, Inc.(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	8.70%	06/23/26	06/23/31	—	—	—	—
Vibration Mountings & Controls, Inc.(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.70%	06/23/26	06/23/31	—	—	—	—
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.64% (9.14% Cash + 0.50% PIK)	08/15/24	08/15/29	12,303	12,170	12,303	4.9
									18,452	18,585	7.4
Integrated Telecommunication Services
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.65%	04/15/25	04/15/31	15,206	14,964	15,157	6.0
									14,964	15,157	6.0
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(28)	First Lien Secured Term Loan	0.50%	SOFR (1M)	4.75%	8.39%	01/31/24	01/31/31	13,828	13,609	13,828	5.5
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)(7)(8)	First Lien Secured Revolving Loan	0.50%	SOFR (1M)	4.75%	8.39%	01/31/24	01/31/31	—	—	29	—
									13,609	13,857	5.5
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(7)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.25%	8.89%	04/08/25	04/10/29	488	486	479	0.2
									486	479	0.2
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.38% PIK	09/25/24	09/25/29	14,213	10,231	2,563	1.0
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	12.39% PIK	01/10/25	09/25/29	1,380	1,216	249	0.1
Lift Brands, Inc.(29)	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.24%	06/29/20	09/30/26	5,001	5,001	5,001	2.0
Lift Brands, Inc.(29)	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50%	06/29/20	09/30/26	1,779	1,779	1,779	0.7
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(29)	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	2,199	2,196	2,199	0.9
									20,423	11,791	4.7
Leisure Products
Leviathan Intermediate Holdco, LLC(27)	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	9.73%	12/27/22	12/27/27	13,575	13,456	13,519	5.3
Leviathan Intermediate Holdco, LLC(7)(8)	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	9.73%	12/27/22	12/27/27	—	—	3	—
Playmonster Group LLC(6)(19)(29)	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.72%	10.10% PIK	12/09/22	06/29/28	1,592	1,589	1,592	0.6
Playmonster Group LLC(6)(17)(19)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	12.81% PIK	06/07/21	06/29/28	5,964	3,661	2,426	1.0
									18,706	17,540	6.9
Office Services & Supplies
Empire & Co. (est. 1946), Inc. (d/b/a Empire Office, Inc.)(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.64%	06/01/26	05/30/31	10,326	10,123	10,120	4.0
Claridge Products and Equipment, LLC(29)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	11.74% (7.74% Cash + 4.00% PIK)	12/30/20	03/31/27	5,246	5,245	5,142	2.1
Claridge Products and Equipment, LLC(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.56%	12.64% (8.44% Cash + 4.20% PIK)	12/30/20	03/31/27	632	632	618	0.2
									16,000	15,880	6.3
Oil & Gas Refining & Marketing
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.24%	12/22/23	12/22/28	9,232	9,119	9,262	3.7
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.50%	11.24%	12/22/23	12/22/28	642	634	644	0.3
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)(7)(29)(31)	First Lien Secured Revolving Loan	1.00%	Base Rate	7.27%	11.70%	12/22/23	12/22/28	501	495	502	0.2
									10,248	10,408	4.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Oil & Gas Storage & Transportation
Island Energy Services, LLC(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.43%	07/16/25	07/16/32	10,419	$10,056	$10,266	4.1%
									10,056	10,266	4.1
Packaged Foods & Meats
PANOS Brands, LLC(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.39%	05/14/24	05/14/29	3,567	3,526	3,567	1.4
PANOS Brands, LLC(7)(8)	First Lien Secured Revolving Loan	1.00%	Prime	4.75%	11.50%	05/14/24	05/14/29	55	54	59	—
									3,580	3,626	1.4
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)(28)	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.41%	08/22/24	08/25/31	8,966	8,503	8,892	3.5
									8,503	8,892	3.5
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.24%	11/16/21	11/16/28	10,197	10,147	9,380	3.7
									10,147	9,380	3.7
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.73%	04/07/23	04/09/29	4,751	4,686	4,751	1.9
M&M OpCo, LLC (d/b/a Escalent, Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.73%	04/07/23	04/09/29	76	75	78	—
									4,761	4,829	1.9
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	11.74%	12/02/22	12/02/27	5,009	4,967	5,008	2.0
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.74%	12/02/22	12/02/27	1,643	1,634	1,642	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	11.74%	12/02/22	12/02/27	—	—	7	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.90%	09/06/24	09/06/29	5,651	5,579	5,649	2.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(15)(27)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.25%	9.89%	09/06/24	09/06/29	2,835	2,792	2,850	1.1
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)(7)(29)(30)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.03%	10.34%	09/06/24	09/06/29	732	722	732	0.3
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.24%	11/26/25	11/26/30	11,073	10,759	11,015	4.4
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(7)(8)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.50%	10.24%	11/26/25	11/26/30	472	458	516	0.2
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(29)	Second Lien Secured Term Loan	N/A	N/A	14.00%	14.00% (7.00% Cash + 7.00% PIK)	11/26/25	11/26/31	1,625	1,502	1,573	0.6
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.24%	11/26/25	11/26/30	104	101	110	—
									28,514	29,102	11.4
Specialized Finance
Rewards Network Inc.(28)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.65%	12/05/25	12/05/31	10,187	10,026	10,109	4.0
Rewards Network Inc.(7)(8)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	6.00%	9.65%	12/05/25	12/05/31	—	—	20	—
Rewards Network Inc.(7)(8)	First Lien Secured Revolving Loan	0.75%	Prime	5.00%	11.75%	12/05/25	12/05/31	160	157	178	0.1
WHF STRS Ohio Senior Loan Fund LLC(7)(8)(9)(11)(14)(18)	Subordinated Note	0.00%	SOFR (1M)	6.50%	10.12%	07/19/19	N/A	86,256	86,256	86,256	34.1
									96,439	96,563	38.2
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(7)(9)(22)(23)(26)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.73% PIK	01/03/24	01/04/27	829	825	1,226	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(26)(29)	Unsecured Loan	0.00%	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	665	658	665	0.3
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(22)(26)(29)	Unsecured Loan	0.00%	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	680	673	680	0.3
LogicMonitor, Inc.(27)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.16%	11/19/24	11/19/31	8,220	8,138	8,220	3.3
LogicMonitor, Inc.(7)29)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.50%	9.16%	12/02/25	11/19/31	—	—	5	—
LogicMonitor, Inc.(7)(8)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.16%	11/19/24	11/19/31	—	—	7	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(9)(28)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	9.89%	06/21/24	06/21/29	8,492	8,392	8,470	3.3
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)(7)(8)(9)	First Lien Secured Revolving Loan	1.00%	Prime	6.25%	9.89%	06/21/24	06/21/29	—	—	8	—
									18,686	19,281	7.7

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(20)(27)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.92%	06/07/25	06/07/28	11,379	$11,379	$11,379	4.5%
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.92%	06/07/25	06/07/28	—	—	16	—
									11,379	11,395	4.5
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)(28)	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.50%	11.23%	06/28/24	06/28/29	9,111	8,987	9,109	3.6
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(28)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.50%	11.23%	06/28/24	06/28/29	1,099	1,083	1,103	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)(7)(8)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.23%	06/28/24	06/28/29	—	—	7	—
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(28)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.19%	04/04/24	04/10/29	7,116	6,998	7,092	2.8
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)(7)(29)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.37%	04/04/24	04/10/29	276	271	283	0.1
Future Payment Technologies, L.P.(27)	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	11.97%	12/23/16	12/07/26	18,552	18,545	18,552	7.3
									35,884	36,146	14.2

Total Debt Investments									$518,411	$506,279	200.3%

Equity Investments(12)
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)(8)	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	319	$319	$297	0.1%
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)(8)	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	61	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)(8)(10)	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
									653	358	0.1
Application Software
Atlas Parent, LLC (d/b/a Alvaria, Inc.)(8)(29)	Common Units	N/A	N/A	N/A	N/A	10/24/25	N/A	19	1,682	1,690	0.7
									1,682	1,690	0.7
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)(8)(13)	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)(8)	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	247	0.1
									404	247	0.1
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(21)	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	1,944	0.8
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(10)(21)	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	8,294	3.3
									4,537	10,238	4.1
Diversified Support Services
Quest Events, LLC(8)	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	402	402	—	—
Motivational CIV, LLC (d/b/a Motivational Fulfillment)(8)	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	951	0.4
									1,652	951	0.4
Education Services
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	2,531	1.0
									3,291	2,531	1.0
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)(8)	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,577	0.6
									942	1,577	0.6
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)(8)	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	343	0.1
									317	343	0.1

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)(8)	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	$1,100	$911	0.4%
									1,100	911	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	344	0.1
Vibration Mountings & Controls, Inc.	Common Stock	N/A	N/A	N/A	N/A	06/23/26	N/A	—	95	95	—
									883	439	0.1
Interactive Media & Services
What If Media Group, LLC(8)	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	1,961	0.8
									851	1,961	0.8
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)(8)	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	—	—
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)(8)	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	50	—
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	47	—
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)(8)	Preferred Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	15	—
									1,612	112	—
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(6)(8)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	434	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)(8)	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	176	0.1
									2,734	610	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(10)(19)	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(19)	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
ImageOne Industries, LLC(8)	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	244	18	—	—
									18	—	—
Other Specialty Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)(8)	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	625	0.2
									514	625	0.2
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.(8)	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)(8)(10)	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	—	—
									840	—	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)(8)	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	286	0.1
									333	286	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)(10)	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	235	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)(8)	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	—	—
Texas Wash Holdings, LLC (d/b/a ClearWater Express Wash)(8)	Warrants	N/A	N/A	N/A	N/A	11/26/25	N/A	—	197	204	0.1
									797	439	0.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC(7)(8)(9)(14)(18)	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,564	21,564	22,361	8.8
									21,564	22,361	8.8

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)(6)(8)(22)(26)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	$—	$—	—%
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)(6)(8)(22)(26)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,149	3.6
									19,568	9,149	3.6
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)(8)(20)	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	$7,109	$8,095	3.2%
									7,109	8,095	3.2
Total Equity Investments									$75,885	$62,923	24.8%

Total Investments									$594,296	$569,202	225.1%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(16)	Share class: Administration (CUSIP: 38141W315)				3.33%				$11,887	$11,887	4.7%
Invesco Treasury Portfolio(16)	Share class: Institutional (CUSIP: 825252406)				3.56%				7,094	7,094	2.8
Dreyfus Treasury Obligations Cash Management Fund(16)	Share class: Institutional (CUSIP: 261908107)				3.52%				3,983	3,983	1.6
Total Money Market Funds									22,964	22,964	9.1
Total investments and money market funds									$617,260	$592,166	234.2%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	2,013	CAD	$1,488	USD	8/7/26	$67	$—
Total							$67	$—

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.8%, respectively, as of June 30, 2026. The Prime was 6.8% as of June 30, 2026. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 2.2%, 2.3% and 2.6%, respectively, as of June 30, 2026.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 225.1% of the Company’s net assets or 94.2% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of June 30, 2026. See Note 8.
(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 80.4% of total assets as of the date of the consolidated schedule of investments.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

June 30, 2026 (Unaudited)

(in thousands)

(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	Principal amount is non-USD denominated and is based in Canadian dollars.
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (6M).
(16)	The rate shown is the annualized seven-day yield as of June 30, 2026.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments in MSI Information Services, Inc., were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, Inc.). See Note 4.
(26)	The issuer is domiciled in the Cayman Islands.
(27)	Security or portion of the security pledged as collateral for the Company’s credit facility and the 2025 CLO Securitization.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.
(30)	The investment was comprised of three contracts, which were indexed to Prime, SOFR (1M) and SOFR (6M).
(31)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(32)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(33)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.82%	05/31/24	12/15/26	652	$647	$650	0.3%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.82%	05/31/24	12/15/26	548	544	546	0.2
EducationDynamics, LLC⁽³⁰⁾⁽³⁴⁾	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.32%	09/15/21	09/15/27	12,592	12,532	12,137	4.7
EducationDynamics, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	12.25%	09/15/21	09/15/27	360	358	320	0.1
									14,081	13,653	5.3
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.72% (9.72% Cash + 1.00% PIK)	12/16/22	12/18/28	8,956	8,820	8,697	3.3
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	10.72%	12/16/22	12/18/28	605	596	584	0.2
									9,416	9,281	3.5
Application Software
MBS Highway, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	12.03%	10/13/22	10/13/27	9,204	9,122	9,184	3.5
Colonnade Parent, Inc. (d/b/a Naviga Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	4.77%	06/14/19	09/30/26	3,667	2,988	1,925	0.7
Colonnade Parent, Inc. (d/b/a Naviga Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	4.77%	06/14/19	09/30/26	301	287	158	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.63%	01/12/23	04/05/29	9,819	9,665	9,621	3.7
									22,062	20,888	8.0
Building Products
Trimlite Buyer LLC (d/b/a Trimlite LLC)⁽⁹⁾⁽¹³⁾⁽²⁶⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	CORRA (3M)	5.50%	8.08%	07/27/21	07/27/27	18,868	14,957	13,748	5.3
									14,957	13,748	5.3
Cargo Ground Transportation
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	2.00%	SOFR (1M)	7.25%	11.07%	06/29/23	06/29/28	7,701	7,586	7,701	3.0
									7,586	7,701	3.0
Construction & Engineering
Kelso Industries LLC⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.57%	12/26/24	12/31/29	4,785	4,710	4,823	1.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.67%	12/31/25	12/31/31	5,077	5,026	5,026	1.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.67%	12/31/25	12/31/31	—	—	—	—
									9,736	9,849	3.8
Diversified Chemicals
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾⁽²⁹⁾	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17% (8.99% Cash + 0.18% PIK)	03/16/23	03/16/28	3,404	3,404	3,404	1.3
									3,404	3,404	1.3
Diversified Support Services
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽²⁹⁾⁽³⁴⁾	First Lien Secured Term Loan	1.00%	Base Rate	6.50%	10.37%	07/12/21	07/12/28	13,175	13,104	13,135	5.0
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.48%	07/12/21	07/12/28	630	626	637	0.2
Quest Events, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.48%	09/13/24	09/30/27	1,270	1,258	1,187	0.5
Quest Events, LLC⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.48%	03/21/25	09/30/27	124	122	113	—
									15,110	15,072	5.7
Education Services
Media Source, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽²⁵⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.54% (4.77% Cash + 4.77% PIK)	09/01/25	08/30/30	4,242	4,242	4,242	1.6
Media Source, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽⁷⁾⁽⁸⁾⁽²⁵⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.54% (4.77% Cash + 4.77% PIK)	09/01/25	08/30/30	—	—	17	—
NNA Services, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.57%	08/27/21	08/27/26	8,073	8,060	8,037	3.1
									12,302	12,296	4.7

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.32%	12/17/25	08/01/29	—	$—	$—	—%
Juniper Landscaping Holdings LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.43%	05/23/25	12/29/27	454	449	454	0.2
Juniper Landscaping Holdings LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.56%	05/23/25	12/29/27	890	884	910	0.4
Juniper Landscaping Holdings LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.51%	05/23/25	12/29/27	238	235	246	0.1
									1,568	1,610	0.7
Health Care Facilities
Four Winds Health, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	4,364	4,286	4,343	1.7
Four Winds Health, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	250	248	272	0.1
Four Winds Health, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.00%	10.67%	07/31/25	07/31/29	—	—	8	—
									4,534	4,623	1.8
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.00%	9.82%	12/27/24	03/01/29	938	930	942	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	7,148	7,045	7,100	2.7
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	—	—	1	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	9.92%	08/01/24	08/01/29	345	340	346	0.1
									8,315	8,389	3.2
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽²⁹⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.34%	02/23/22	02/23/28	20,409	20,227	20,026	7.7
									20,227	20,026	7.7
Home Furnishings
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.37%	11/07/25	11/07/30	13,455	13,259	13,255	5.1
Sleep OpCo LLC (d/b/a Brooklyn Bedding LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.37%	11/07/25	11/07/30	—	—	—	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.25%	8.97%	11/06/23	08/20/26	2,848	2,832	2,848	1.1
									16,091	16,103	6.2
Household Appliances
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	6.00%	9.99%	05/26/22	05/31/29	1,587	1,363	1,199	0.5
									1,363	1,199	0.5
Household Products
The Kyjen Company, LLC (d/b/a Outward Hound)⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	11,409	11,400	9,790	3.8
The Kyjen Company, LLC (d/b/a Outward Hound)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	7.50%	11.61% (10.61% Cash + 1.00% PIK)	04/05/21	04/05/26	—	—	(132)	(0.1)
									11,400	9,658	3.7
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.42%	02/19/25	02/19/30	2,947	2,899	2,907	1.1
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.42%	02/19/25	02/19/30	—	—	2	—
									2,899	2,909	1.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.22% (9.22% Cash + 1.00% PIK)	08/15/24	08/15/29	12,308	12,154	12,334	4.7
									12,154	12,334	4.7
Integrated Telecommunication Services
Patagonia Holdco LLC (d/b/a Lumen LATAM)⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.62%	08/05/22	08/01/29	14,150	12,839	11,603	4.5
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.73%	04/15/25	04/15/31	15,283	15,014	15,129	5.8
									27,853	26,732	10.3

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽³⁰⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.42%	01/31/24	01/31/31	13,945	$13,701	$13,945	5.4%
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	4.75%	8.42%	01/31/24	01/31/31	—	—	32	—
									13,701	13,977	5.4
IT Consulting & Other Services
MGT Merger Target, LLC (d/b/a MGT Consulting Group)⁽⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.74%	04/08/25	04/10/29	283	281	300	0.1
									281	300	0.1
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽¹⁷⁾⁽²⁴⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.32% PIK	09/25/24	09/25/29	13,370	10,231	5,354	2.1
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽⁷⁾⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	8.50%	12.83% PIK	01/10/25	09/25/29	1,218	1,135	196	0.1
Lift Brands, Inc.⁽²⁹⁾	First Lien Secured Term Loan A	1.00%	SOFR (1M)	7.50%	11.32%	06/29/20	09/30/26	5,120	5,119	5,120	2.0
Lift Brands, Inc.⁽²⁹⁾	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	1,753	1,752	1,753	0.7
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽¹¹⁾⁽²⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	2,098	2,095	2,098	0.8
									20,332	14,521	5.7
Leisure Products
Leviathan Intermediate Holdco, LLC⁽³⁰⁾	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	9.67%	12/27/22	12/27/27	13,645	13,486	13,584	5.2
Leviathan Intermediate Holdco, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	9.67%	12/27/22	12/27/27	—	—	4	—
Playmonster Group LLC⁽⁶⁾⁽¹⁹⁾⁽²⁹⁾	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.74% PIK	12/09/22	06/08/26	1,442	1,438	1,355	0.5
Playmonster Group LLC⁽⁶⁾⁽¹⁷⁾⁽¹⁹⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	12.99% PIK	06/07/21	06/08/26	5,595	3,661	1,729	0.7
									18,585	16,672	6.4
Office Services & Supplies
Claridge Products and Equipment, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	12.57% (8.19% Cash + 4.38% PIK)	12/30/20	03/31/27	5,124	5,123	4,661	1.8
Claridge Products and Equipment, LLC⁽⁷⁾⁽²⁹⁾⁽³¹⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.38%	13.54% (9.11% Cash + 4.19% PIK)	12/30/20	03/31/27	561	561	498	0.2
									5,684	5,159	2.0
Oil & Gas Refining & Marketing
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	9,188	9,051	9,193	3.5
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	639	629	639	0.2
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.50%	11.32%	12/22/23	12/22/28	572	563	572	0.2
									10,243	10,404	3.9
Oil & Gas Storage & Transportation
Island Energy Services, LLC⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.75%	9.64%	07/16/25	07/16/32	10,472	10,077	10,158	3.9
									10,077	10,158	3.9
Packaged Foods & Meats
PANOS Brands, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.48%	05/14/24	05/14/29	4,027	3,973	4,027	1.6
PANOS Brands, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.48%	05/14/24	05/14/29	—	—	6	—
									3,973	4,033	1.6
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.59%	08/22/24	08/25/31	9,368	8,838	9,276	3.6
									8,838	9,276	3.6
Pharmaceuticals
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽¹⁵⁾⁽²⁹⁾	First Lien Secured Term Loan	0.75%	EurIBOR (3M)	5.25%	7.29%	12/22/25	12/22/31	4,621	5,378	5,374	2.1
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽²⁹⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	6,720	6,653	6,653	2.6
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	—	—	—	—
Meta Buyer LLC (d/b/a Metagenics, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.25%	8.94%	12/22/25	12/22/31	—	—	—	—
									12,031	12,027	4.7

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	11/16/21	11/16/27	10,294	$10,230	$9,781	3.8%
Monarch Collective Holdings, LLC⁽³⁰⁾	First Lien Secured Term Loan	1.50%	SOFR (3M)	7.25%	10.92%	01/10/24	01/10/29	9,212	9,073	9,061	3.5
Monarch Collective Holdings, LLC⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.50%	SOFR (3M)	7.25%	10.97%	01/10/24	01/10/29	1,579	1,562	1,553	0.6
									20,865	20,395	7.9
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.67%	04/07/23	04/09/29	4,827	4,748	4,827	1.9
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.67%	04/07/23	04/09/29	—	—	4	—
									4,748	4,831	1.9
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	5,032	4,974	5,021	1.9
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾⁽³⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	1,652	1,637	1,653	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	11.82%	12/02/22	12/02/27	—	—	8	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.99%	09/06/24	09/06/29	5,679	5,596	5,645	2.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.25%	9.99%	09/06/24	09/06/29	1,002	987	1,000	0.4
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾⁽²⁹⁾⁽³³⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.90%	10.82%	09/06/24	09/06/29	451	444	450	0.2
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	11,128	10,778	10,776	4.1
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	—	—	—	—
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽²⁹⁾	Second Lien Secured Term Loan	N/A	N/A	14.00%	14.00% (7.00% Cash + 7.00% PIK)	11/26/25	11/26/31	1,569	1,436	1,435	0.6
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.23%	11/26/25	11/26/30	104	100	100	—
									25,952	26,088	10.0
Specialized Finance
Rewards Network Inc.⁽²⁸⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.76%	12/05/25	12/05/31	10,213	10,036	10,034	3.9
Rewards Network Inc.⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	6.00%	9.76%	12/05/25	12/05/31	—	—	—	—
Rewards Network Inc.⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	6.00%	9.82%	12/05/25	12/05/31	638	627	627	0.2
WHF STRS Ohio Senior Loan Fund LLC⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁸⁾	Subordinated Note	N/A	SOFR (1M)	6.50%	10.18%	07/19/19	N/A	84,416	84,416	84,416	32.5
									95,079	95,077	36.6
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽⁷⁾⁽⁹⁾⁽²²⁾⁽²³⁾⁽²⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.99% PIK	01/03/24	01/04/27	781	775	1,240	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁷⁾⁽²⁹⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	636	627	636	0.2
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽²²⁾⁽²⁷⁾⁽²⁹⁾	Unsecured Loan	N/A	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	650	642	650	0.3
LogicMonitor, Inc.⁽³⁰⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.34%	11/19/24	11/19/31	8,220	8,130	8,186	3.2
LogicMonitor, Inc.⁽²⁹⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.50%	9.34%	12/02/25	11/19/31	—	—	—	—
LogicMonitor, Inc.⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.34%	11/19/24	11/19/31	—	—	5	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁹⁾⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	9.97%	06/21/24	06/21/29	8,602	8,483	8,631	3.3
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁷⁾⁽⁹⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.25%	9.97%	06/21/24	06/21/29	—	—	12	—
									18,657	19,360	7.5
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)⁽²⁰⁾⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.19%	06/07/25	06/07/28	11,437	11,437	11,437	4.4
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.19%	06/07/25	06/07/28	—	—	20	—
									11,437	11,457	4.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Transaction & Payment Processing Services
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.29%	04/04/24	03/30/29	7,374	$7,231	$7,331	2.8%
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.34%	04/04/24	03/30/29	276	270	283	0.1
Future Payment Technologies, L.P.⁽³⁰⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.22%	12/23/16	12/07/26	19,175	19,160	19,175	7.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	9,146	9,000	9,023	3.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾⁽³⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	1,103	1,084	1,091	0.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	10.92%	06/28/24	06/28/29	—	—	1	—
									36,745	36,904	14.1

Total Debt Investments									$532,286	$520,114	200.2%

Equity Investments⁽¹²⁾
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁸⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	299	$299	$322	0.1%
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)⁽⁸⁾	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	—	—
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁸⁾⁽¹⁰⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
									633	322	0.1
Application Software
Atlas Parent, LLC (d/b/a Alvaria, Inc.)⁽⁸⁾⁽³⁵⁾	Common Units	N/A	N/A	N/A	N/A	10/24/25	N/A	19	1,682	1,853	0.7
									1,682	1,853	0.7
Building Products
PFB Holding Company, LLC (d/b/a PFB Corporation)⁽⁸⁾⁽¹³⁾	Class A Units	N/A	N/A	N/A	N/A	12/17/21	N/A	1	24	—	—
									24	—	—
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁸⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	57	—
									404	57	—
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)⁽⁶⁾⁽⁸⁾⁽²¹⁾	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	—	—
Pressurized Holdings, LLC (f/k/a Starco)⁽⁶⁾⁽⁸⁾⁽¹⁰⁾⁽²¹⁾	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	4,784	1.8
									4,537	4,784	1.8
Diversified Support Services
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁸⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	774	0.3
Quest Events, LLC⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	385	385	—	—
									1,635	774	0.3
Education Services
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽⁸⁾⁽²⁵⁾	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)⁽⁶⁾⁽⁸⁾⁽²⁵⁾	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	3,291	1.3
									3,291	3,291	1.3
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,645	0.6
									942	1,645	0.6
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁸⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	264	0.1
									317	264	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁸⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,003	0.4
									1,100	1,003	0.4
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	561	0.2
									788	561	0.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Interactive Media & Services
What If Media Group, LLC⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	3,081	$851	$1,963	0.8%
									851	1,963	0.8
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	218	0.1
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁸⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	446	0.2
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁸⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	308	0.1
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁸⁾	Preferred Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	15	—
									1,612	987	0.4
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)⁽⁶⁾⁽⁸⁾⁽²⁴⁾	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	—	—	—
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁸⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	507	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁸⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	205	0.1
									2,734	712	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁶⁾⁽⁸⁾⁽¹⁰⁾⁽¹⁹⁾	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)⁽⁶⁾⁽⁸⁾⁽¹⁹⁾	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
ImageOne Industries, LLC⁽⁸⁾	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	238	13	—	—
									13	—	—
Other Specialty Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁸⁾	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	735	0.3
									514	735	0.3
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁸⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	—	—
									400	—	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁸⁾⁽¹⁰⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	31	—
									840	31	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	312	0.1
									333	312	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁸⁾⁽¹⁰⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	265	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁸⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	6	—
Texas Wash Holdings, LLC (d/b/a ClearWater Express Wash)⁽⁸⁾	Warrants	N/A	N/A	N/A	N/A	11/26/25	N/A	—	197	197	0.1
									797	468	0.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽¹⁴⁾⁽¹⁸⁾	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	21,104	21,104	21,602	8.3
									21,104	21,602	8.3
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽⁸⁾⁽²²⁾⁽²⁷⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)⁽⁶⁾⁽⁸⁾⁽²²⁾⁽²⁷⁾	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	9,144	3.5
									19,568	9,144	3.5

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

December 31, 2025 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)⁽⁸⁾⁽²⁰⁾	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	$7,109	$8,027	3.1%
									7,109	8,027	3.1
Total Equity Investments									$75,288	$58,535	22.5%

Total Investments									$607,574	$578,649	222.7%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund⁽¹⁶⁾	Share class: Administration (CUSIP: 38141W315)				3.34%				$8,829	$8,829	3.4%
Invesco Treasury Portfolio⁽¹⁶⁾	Share class: Institutional (CUSIP: 825252406)				3.69%				7,032	7,032	2.7
Dreyfus Treasury Obligations Cash Management Fund⁽¹⁶⁾	Share class: Institutional (CUSIP: 261908107)				3.65%				5,187	5,187	2.0
Total Money Market Funds									21,048	21,048	8.1
Total investments and money market funds									$628,622	$599,697	230.8%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,333	CAD	$14,515	USD	2/6/26	$—	$(325)
Morgan Stanley		€4,989	EUR	5,874	USD	2/6/26	2	—
Total							$2	$(325)
(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the 1940 Act, provide collateral for the Company’s credit facility, and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.6%, respectively, as of December 31, 2025. The Prime was 6.8% as of December 31, 2025. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.0% and 2.1%, respectively, as of December 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 222.7% of the Company’s net assets or 94.1% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of December 31, 2025. See Note 8.
(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 79.4% of total assets as of the date of the consolidated schedule of investments.
(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of June 30, 2026 and December 31, 2025.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of June 30, 2026 or December 31, 2025. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2022 remain subject to examination by the Internal Revenue Service.

As of June 30, 2026 and December 31, 2025, the cost of investments for federal income tax purposes was $597,588 and $632,092 resulting in net unrealized depreciation of $28,386 and $53,444, respectively. This is comprised of gross unrealized appreciation of $21,275 and $15,796 and gross unrealized depreciation of $49,661 and $69,240, on a tax basis, as of June 30, 2026 and December 31, 2025, respectively.

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

June 30, 2026

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

Reclassifications: Certain amounts in the consolidated financial statements have been reclassified, including the reclassification of certain industry groupings of its portfolio companies presented in the consolidated financial statements as of December 31, 2025. These reclassifications had no impact on the Company’s consolidated financial position, results of operations or cash flows as previously reported.

Segment Reporting: In accordance with ASC Topic 280, Segment Reporting, or ASC 280, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

Stock Repurchase Program: The Company has a stock repurchase program (the “Repurchase Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board initially approved the Repurchase Program in October 2025 and approved an increase in the size of the Repurchase Program in February 2026. The Repurchase Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. As of June 30, 2026, the Repurchase Program allows repurchases up to $22,500 of the Company's common stock. Refer to Note 9 for more information on the stock repurchases under the Repurchase Program.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Realized gain (loss) on forward currency contracts	$(51)	$—	$(416)	$22
Unrealized appreciation (depreciation) on forward currency contracts	84	21	390	1
Total net realized and unrealized gains (losses) on forward currency contracts	$33	$21	$(26)	$23

The value associated with unrealized appreciation or depreciation on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of June 30, 2026 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	2,013	CAD	$1,488	USD	8/7/26	$67	$—
Total							$67	$—

The value associated with unrealized appreciation or depreciation on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of December 31, 2025 were as follows:

Counterparty	Currency to be sold			Currency to be purchased		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	20,333	CAD	$14,515	USD	2/6/26	$—	$(325)
Morgan Stanley		€4,989	EUR	$5,874	USD	2/6/26	2	—
Total							$2	$(325)

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
Average USD notional outstanding	2026	2025	2026	2025
Forward currency contracts	$10,270	$5,775	$11,034	$3,026

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

June 30, 2026

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$67	$—	$—	$—	$—	$—	$—	$67	$—
Total	$67	$—	$—	$—	$—	$—	$—	$67	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2025
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$325	$—	$—	$—	$—	$—	$—	$325
Morgan Stanley (EUR)	2	—	—	—	—	—	—	2	—
Total	$2	$325	$—	$—	$—	$—	$—	$2	$325

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of June 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$425,918	413,701	$441,761	429,573
Second lien secured loans	4,906	4,977	4,840	4,839
Unsecured loans	1,331	1,345	1,269	1,286
Subordinated Note to STRS JV	86,256	86,256	84,416	84,416
Equity (excluding STRS JV)	54,321	40,562	54,184	36,933
Equity in STRS JV	21,564	22,361	21,104	21,602
Total	$594,296	$569,202	$607,574	$578,649

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of June 30, 2026		As of December 31, 2025
Advertising	$14,655	3.2%	$13,975	3.0%
Air Freight & Logistics	9,388	2.0	9,281	2.0
Application Software	29,912	6.5	22,741	4.8
Building Products	1,329	0.3	13,748	2.9
Cargo Ground Transportation	7,583	1.6	7,701	1.6
Construction & Engineering	5,387	1.2	9,906	2.1
Diversified Chemicals	13,642	3.0	8,188	1.7
Diversified Support Services	16,420	3.6	15,846	3.4
Education Services	25,239	5.5	15,587	3.3
Environmental & Facilities Services	4,444	1.0	3,255	0.7
Food Distributors	561	0.1	264	0.1
Health Care Facilities	4,897	1.1	4,623	1.0
Health Care Services	8,406	1.8	8,389	1.8
Health Care Supplies	20,409	4.4	20,026	4.2
Home Furnishings	18,089	3.9	16,103	3.4
Household Appliances	911	0.3	2,202	0.5
Household Products	7,785	1.8	9,658	2.0
Human Resource & Employment Services	2,891	0.6	2,909	0.6
Industrial Machinery & Supplies & Components	19,024	4.1	12,895	2.7
Integrated Telecommunication Services	15,157	3.3	26,732	5.7
Interactive Media & Services	15,818	3.4	15,940	3.4
IT Consulting & Other Services	591	0.1	1,287	0.3
Leisure Facilities	12,401	2.7	15,233	3.2
Leisure Products	17,540	3.8	16,672	3.5
Office Services & Supplies	15,880	3.4	5,159	1.1
Oil & Gas Refining & Marketing	10,408	2.3	10,404	2.2
Oil & Gas Storage & Transportation	10,266	2.2	10,158	2.1
Other Specialty Retail	625	0.1	735	0.2
Packaged Foods & Meats	3,626	0.8	4,033	0.9
Paper Products	8,892	1.9	9,276	2.0
Pharmaceuticals	—	—	12,027	2.5
Real Estate Services	9,380	2.0	20,426	4.3
Research & Consulting Services	5,115	1.2	5,143	1.1
Specialized Consumer Services	29,541	6.4	26,556	5.6
Specialized Finance(1)	10,307	2.2	10,661	2.3
Systems Software	28,430	6.2	28,504	6.0
Technology Hardware, Storage & Peripherals	19,490	4.2	19,484	4.1
Transaction & Payment Processing Services	36,146	7.8	36,904	7.8
Total(1)	$460,585	100.0%	$472,631	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

As of June 30, 2026, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands. As of December 31, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of June 30, 2026 and December 31, 2025, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 3.0 years and 3.3 years, respectively.

As of June 30, 2026 the total cost basis of non-accrual loans was $29,960, and the total fair value of non-accrual loans was $15,096. As of December 31, 2025 the total cost basis of non-accrual loans was $19,665 and the total fair value of non-accrual loans was $10,561.

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

June 30, 2026

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the six months ended June 30, 2026:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	June 30,
Affiliated Person(1)	Asset	income	2025	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2026
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$62	$1,240	$52	$—	$—	$(66)	$1,226
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	31	636	30	—	—	(1)	665
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	31	650	31	—	—	(1)	680
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,144	—	—	—	5	9,149
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	—	5,354	—	—	—	(2,791)	2,563
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	196	81	—	—	(28)	249
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Term Loan	204	4,242	102	(21)	—	(64)	4,259
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Revolving Loan	5	17	148	—	—	(16)	149
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class A Units	—	—	—	—	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class B Units	—	3,291	—	—	—	(760)	2,531
Playmonster Group LLC	Priority First Lien Secured Term Loan	85	1,355	262	(111)	—	86	1,592
Playmonster Group LLC	First Lien Secured Term Loan	—	1,729	—	—	—	697	2,426
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	157	3,404	—	—	—	—	3,404
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	1,944	1,944
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	4,784	—	—	—	3,510	8,294
Total Non-controlled affiliates		$575	$36,042	$706	$(132)	$—	$2,515	$39,131
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	4,309	84,416	1,840	—	—	—	86,256
WHF STRS Ohio Senior Loan Fund LLC*	Equity	2,527	21,602	460	—	—	299	22,361
Total Controlled affiliates		$6,836	$106,018	$2,300	$—	$—	$299	$108,617

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

June 30, 2026

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

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into an LLC operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware LLC. STRS Ohio and the Company committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the Company providing up to $75,000, respectively. In 2019, STRS JV formally launched operations. STRS JV invests primarily in lower middle market, senior secured debt facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate such as SOFR and have a term of three to six years.

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

As of June 30, 2026 and December 31, 2025, STRS JV had total assets of $350,340 and $335,887, respectively. STRS JV’s portfolio consisted of debt investments in 43 portfolio companies as of June 30, 2026 and 43 portfolio companies as of December 31, 2025. As of June 30, 2026 and December 31, 2025, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $18,330 and $19,000, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $75,539 and $75,398 as of June 30, 2026 and December 31, 2025, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both June 30, 2026 and December 31, 2025, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $21,564 and advances of the subordinated notes of $86,256 as of June 30, 2026. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of December 31, 2025. As of June 30, 2026, the Company had commitments to fund equity interests and subordinated

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

notes in STRS JV of $23,000 and $92,000, respectively, of which $1,436 and $5,744 were unfunded, respectively. As of December 31, 2025, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

As of June 30, 2026, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.25%. The final maturity date of the STRS JV Credit Facility is November 26, 2029. As of June 30, 2026, STRS JV had $182,308 of outstanding borrowings and an interest rate outstanding of 5.81% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of June 30, 2026:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.63%	02/18/22	12/15/26	8,868	$8,852	$8,868	26.1%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	10.63%	03/11/22	12/15/26	2,977	2,972	2,977	8.7
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.75%	10.63%	02/18/22	12/15/26	173	173	174	0.5
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.23% (8.48% Cash + 0.75% PIK)	01/22/25	12/28/29	6,624	6,555	6,524	19.2
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.23% (8.48% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(5)	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.23% (8.48% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(4)	—
									18,552	18,534	54.5
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.17%	07/21/25	06/18/32	6,600	6,516	6,645	19.5
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(6)(7)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.50%	9.17%	07/21/25	06/18/32	4,849	4,787	4,936	14.5
									11,303	11,581	34.0
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.24%	07/19/19	05/03/27	17,643	17,643	17,002	50.0
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.24%	07/19/19	05/03/27	—	—	(25)	(0.1)
									17,643	16,977	49.9
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.74%	11/09/20	12/05/28	13,287	13,270	13,245	38.9
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.48%	06/04/25	03/28/31	9,045	8,936	9,135	26.8
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.48%	06/04/25	03/28/31	—	—	27	0.1
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.48%	06/04/25	03/28/31	—	—	23	0.1
Trimlite Buyer LLC (d/b/a Trimlite LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.48%	05/20/26	03/11/31	2,744	2,718	2,729	8.0
Trimlite Buyer LLC (d/b/a Trimlite LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.48%	05/20/26	03/11/31	—	—	4	—
									24,924	25,163	73.9
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	9.91%	12/21/23	01/02/29	2,917	2,881	2,917	8.6
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.25%	9.91%	12/21/23	01/02/29	1,848	1,825	1,848	5.4
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	9.91%	12/21/23	01/02/29	168	166	180	0.5
PGI Parent LLC (d/b/a Prime Electric, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.73%	01/16/26	12/31/31	5,052	5,005	5,027	14.8
PGI Parent LLC (d/b/a Prime Electric, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	10.75%	01/16/26	12/31/31	375	372	376	1.1
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	8.98%	06/14/24	05/31/29	8,052	7,951	8,080	23.7
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	8.98%	06/14/24	05/31/29	—	—	16	—
									18,200	18,444	54.1
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.18%	04/26/24	04/16/30	4,008	3,970	4,008	11.8
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.18%	04/26/24	04/16/30	—	—	5	—
									3,970	4,013	11.8

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	First Lien Secured Term Loan	1.00%	SOFR (6M)	4.50%	8.17%	10/31/23	10/26/28	12,247	$12,162	$12,247	36.0%
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	4.50%	8.17%	10/31/23	10/26/28	—	—	10	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.50%	11.43%	07/19/19	09/30/27	11,806	11,797	11,806	34.7
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.43%	07/19/19	09/30/27	300	300	300	0.9
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)	First Lien Secured Term Loan	0.75%	SOFR (1M)	4.50%	8.14%	04/23/26	02/07/33	5,111	5,062	5,072	14.9
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)(6)(15)	First Lien Secured Revolving Loan	0.75%	Base Rate	4.12%	9.08%	04/23/26	02/07/33	193	191	192	0.6
									29,512	29,627	87.1
Electronic Components
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.00%	7.73%	11/26/25	11/21/31	6,030	5,976	5,995	17.6
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.00%	7.73%	11/26/25	11/21/31	—	—	6	—
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	Prime	4.00%	7.73%	11/26/25	11/21/31	—	—	6	—
Principal Lighting Group, LLC (d/b/a Principal Sloan)(16)	First Lien Secured Term Loan	1.00%	Base Rate	5.25%	8.92%	12/03/24	11/04/30	3,278	3,242	3,278	9.6
Principal Lighting Group, LLC (d/b/a Principal Sloan)(16)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	8.92%	12/03/24	11/04/30	—	—	5	—
									9,218	9,290	27.2
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.16%	08/09/23	08/01/29	6,799	6,713	6,795	20.0
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.42%	8.28%	08/09/23	08/01/29	2,405	2,371	2,406	7.1
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.24%	08/09/23	08/01/29	643	635	648	1.9
Juniper Landscaping Holdings LLC(7)	First Lien Secured Term Loan	1.00%	Base Rate	5.75%	9.39%	03/01/22	12/29/27	10,907	10,872	10,907	32.1
Juniper Landscaping Holdings LLC(7)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.75%	9.39%	03/01/22	12/29/27	2,307	2,299	2,307	6.8
Juniper Landscaping Holdings LLC(7)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.75%	9.42%	03/01/22	12/29/27	525	523	527	1.5
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.25%	10.99% (10.49% Cash + 0.50% PIK)	01/23/24	01/03/28	6,573	6,540	6,409	18.8
									29,953	29,999	88.2
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.39%	06/14/24	05/10/29	4,896	4,839	4,877	14.3
									4,839	4,877	14.3
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	8.89%	09/19/24	07/02/31	12,976	12,870	12,976	38.1
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	8.89%	09/19/24	07/02/31	559	554	564	1.7
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	8.89%	09/19/24	07/02/31	—	—	8	—
									13,424	13,548	39.8
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.00%	9.98%	04/11/23	03/01/29	4,925	4,860	4,925	14.5
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.00%	9.98%	04/11/23	03/01/29	—	—	6	-
									4,860	4,931	14.5
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.23%	05/01/25	03/21/31	4,148	4,115	4,148	12.2
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.23%	05/01/25	03/21/31	313	311	322	0.9
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	Prime	3.50%	10.25%	05/01/25	03/21/31	280	278	281	0.8
									4,704	4,751	13.9

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (3M)	6.00%	8.29%	05/04/22	04/28/28	6,198	$6,489	$7,080	20.8%
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.63%	05/04/22	04/28/28	944	938	944	2.8
									7,427	8,024	23.6
Household Products
NM Z Holdco Inc. (d/b/a Zep, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.73%	08/12/25	06/30/31	10,336	10,250	10,412	30.6
NM Z Holdco Inc. (d/b/a Zep, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	8.73%	03/16/26	06/30/31	—	—	7	—
									10,250	10,419	30.6
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.48%	03/24/25	02/19/30	2,514	2,477	2,478	7.3
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.48%	03/24/25	02/19/30	—	—	—	—
									2,477	2,478	7.3
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.75%	10.48% (10.23% Cash + 0.25% PIK)	09/11/24	05/04/29	3,506	3,485	3,259	9.6
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	6.75%	10.60% (10.35% Cash + 0.25% PIK)	09/11/24	05/04/29	546	712	673	2.0
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	7.00%	9.14% (8.89% Cash + 0.25% PIK)	09/11/24	05/04/29	617	678	663	1.9
Cennox, Inc. (d/b/a Cennox)(16)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.56% (10.31% Cash + 0.25% PIK)	09/11/24	05/04/29	142	142	132	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	6.75%	10.60% (10.35% Cash + 0.25% PIK)	09/11/24	05/04/29	167	217	206	0.6
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	8.91%	05/10/23	04/10/29	8,512	8,406	8,428	24.8
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.25%	8.91%	05/10/23	04/10/29	1,315	1,297	1,302	3.8
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Revolving Loan	1.00%	Prime	4.25%	11.00%	04/07/25	04/10/28	676	670	670	2.0
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.38%	01/27/21	01/02/29	10,752	10,700	10,321	30.3
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.31%	01/27/21	01/02/29	2,901	2,886	2,784	8.2
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.31%	01/27/21	01/02/29	—	—	(50)	(0.1)
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.81%	08/10/21	03/02/28	5,872	5,857	5,872	17.3
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.81%	08/10/21	03/02/28	—	—	2	—
									35,050	34,262	100.8
Multi-Utilities
ELM DebtCo, LLC (d/b/a ELM Utility Services)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.23%	11/20/25	11/14/31	5,515	5,465	5,515	16.2
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.23%	11/20/25	11/14/31	—	—	6	—
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	3.50%	10.25%	11/20/25	11/14/31	126	125	136	0.4
									5,590	5,657	16.6

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	8.66%	06/14/24	05/14/29	3,963	$3,918	$3,963	11.6%
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	Prime	4.75%	8.66%	06/14/24	05/14/29	61	60	66	0.2
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	8.66%	12/24/24	06/28/28	2,731	2,708	2,716	8.0
									6,686	6,745	19.8
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(12)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.91%	8.66%	10/07/22	09/29/28	6,416	6,368	6,416	18.9
Max Solutions, Inc.(12)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.90%	8.66%	10/07/22	09/29/28	408	406	408	1.2
Max Solutions, Inc.(10)(12)	First Lien Secured Revolving Loan	1.00%	CORRA	6.90%	8.66%	10/07/22	09/29/28	—	—	1	—
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.66%	04/01/25	04/10/31	12,226	12,156	12,130	35.6
									18,930	18,955	55.7
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.64%	03/05/25	01/31/31	3,880	3,836	3,886	11.4
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.64%	03/05/25	01/31/31	—	—	24	0.1
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	8.64%	03/05/25	01/31/31	—	—	7	—
Meta Buyer LLC (d/b/a Metagenics, LLC)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	8.93%	02/04/26	12/22/31	6,686	6,625	6,647	19.5
Meta Buyer LLC (d/b/a Metagenics, LLC)(9)	First Lien Secured Term Loan	0.75%	EurIBOR (3M)	5.25%	7.33%	02/04/26	12/22/31	4,609	5,391	5,234	15.4
Meta Buyer LLC (d/b/a Metagenics, LLC)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	8.93%	03/30/26	12/22/31	1,607	1,597	1,599	4.7
Meta Buyer LLC (d/b/a Metagenics, LLC)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.25%	8.97%	03/30/26	12/22/31	340	337	342	1.0
									17,786	17,739	52.1
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.24%	03/01/22	01/21/27	5,314	5,302	4,969	14.6
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.24%	03/01/22	01/21/27	725	723	678	2.0
									6,025	5,647	16.6
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.67%	01/10/24	11/21/29	3,562	3,512	3,480	10.2
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(14)	First Lien Secured Revolving Loan	0.75%	Base Rate	6.00%	9.68%	01/10/24	11/21/28	447	442	439	1.3
									3,954	3,919	11.5
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.24%	08/10/21	07/30/27	13,837	13,788	13,703	40.3
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.24%	08/10/21	07/30/27	3,785	3,771	3,748	11.0
									17,559	17,451	51.3
Trading Companies & Distributors
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	8.41%	12/12/24	11/26/31	5,267	5,226	5,267	15.6
FloWorks International LLC	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	8.41%	12/12/24	11/26/31	665	659	665	2.0
									5,885	5,932	17.6
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.41%	03/05/25	01/31/31	4,029	3,983	4,058	12.0
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.42%	03/05/25	01/31/31	798	790	811	2.4
The Crom Corporation(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.41%	03/05/25	01/31/31	168	166	174	0.5
									4,939	5,043	14.9

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.14%	11/27/23	11/09/28	6,258	$6,199	$6,258	18.4%
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.14%	11/27/23	11/09/28	—	—	8	—
									6,199	6,266	18.4
Total Investments									$339,859	$340,272	1,000.0%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(11)	Share class: Administration (CUSIP: 38141W315)				3.33%				$1,493	$1,493	4.4%
JPMorgan U.S. Treasury Plus Money Market Fund(11)	Share class: Agency (CUSIP: 4812C2742)				3.51%				600	600	1.8
Total Money Market Funds									2,093	2,093	6.2
Total Investments and Money Market Funds									$341,952	$342,365	1,006.2%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)		Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	€926	EUR	$1,094	USD	8/7/26	$34	$—
Morgan Stanley	£130	GBP	$176	USD	8/7/26	4	—
Total						$38	$—
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.8%, respectively, as of June 30, 2026. The Prime was 6.8% as of June 30, 2026. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 2.2%, 2.3% and 2.6%, respectively, as of June 30, 2026. The SONIA was 3.7% as of June 30, 2026.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 1,000.0% of STRS JV’s members’ equity or 97.1% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in EUR.
(10)	Principal amount is denominated in CAD.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

(11)	The rate shown is the annualized seven-day yield as of June 30, 2026.
(12)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(13)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(14)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(15)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(16)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	4,046	$4,002	$4,046	12.3%
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	—	—	15	—
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.39%	04/26/24	04/16/30	—	—	6	—
									4,002	4,067	12.3
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(15)	First Lien Secured Term Loan	1.00%	Base Rate	4.50%	8.20%	10/31/23	10/26/28	12,389	12,284	12,332	37.5
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.50%	8.20%	10/31/23	10/26/28	—	—	9	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.50%	11.48%	07/19/19	09/30/27	11,668	11,655	11,041	33.5
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.48%	07/19/19	09/30/27	288	288	262	0.8
									24,227	23,644	71.8
Electrical Components & Equipment
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	6,045	5,986	5,985	18.2
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	—	—	—	—
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.25%	8.12%	11/26/25	11/21/31	—	—	—	—
Principal Lighting Group, LLC (d/b/a Principal Sloan)(15)	First Lien Secured Term Loan	1.00%	Base Rate	5.25%	8.96%	12/03/24	11/04/30	3,353	3,312	3,343	10.2
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	8.96%	12/03/24	11/04/30	—	—	4	—
									9,298	9,332	28.4
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.23%	08/09/23	08/01/29	6,834	6,733	6,834	20.8
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.44%	10.26%	08/09/23	08/01/29	2,319	2,281	2,323	7.1
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/09/23	08/01/29	370	365	379	1.2
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	10,964	10,917	10,964	33.3
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.75%	9.43%	03/01/22	12/29/27	2,319	2,309	2,319	7.1
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.52%	03/01/22	12/29/27	310	309	314	1.0
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.72%	01/23/24	12/31/26	6,592	6,546	6,396	19.5
									29,460	29,529	90.0
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.47%	06/14/24	05/10/29	4,956	4,889	4,928	15.0
									4,889	4,928	15.0
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	13,039	12,922	12,973	39.5
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	408	405	409	1.2
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	8.97%	09/19/24	07/02/31	—	—	5	—
									13,327	13,387	40.7
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.82%	04/11/23	03/01/29	4,951	4,872	4,974	15.1
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.00%	9.82%	04/11/23	03/01/29	—	—	8	—
									4,872	4,982	15.1

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Multi-Utilities
ELM DebtCo, LLC (d/b/a ELM Utility Services)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	5,543	$5,488	$5,488	16.7%
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	—	—	—	—
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.42%	11/20/25	11/14/31	—	—	—	—
									5,488	5,488	16.7
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.48%	06/14/24	05/14/29	4,475	4,414	4,475	13.5
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.75%	9.48%	06/14/24	05/14/29	—	—	6	—
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.57%	12/24/24	06/28/28	2,480	2,453	2,480	7.5
									6,867	6,961	21.0
Paper & Plastic Packaging Products & Materials
LINC Systems, LLC(15)	First Lien Secured Term Loan	1.00%	Base Rate	6.25%	10.32%	06/22/21	02/24/26	7,900	7,895	7,900	24.0
LINC Systems, LLC	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.32%	06/22/21	02/24/26	—	—	—	—
Max Solutions, Inc.(11)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.91%	10.90%	10/07/22	09/29/28	6,451	6,392	6,420	19.5
Max Solutions, Inc.(11)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.90%	10.89%	10/07/22	09/29/28	410	407	408	1.2
Max Solutions, Inc.(10)	First Lien Secured Revolving Loan	1.00%	CORRA	6.90%	10.89%	10/07/22	09/29/28	—	—	1	—
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	4.75%	8.47%	04/01/25	04/10/31	6,948	6,918	6,948	21.1
									21,612	21,677	65.8
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	3,900	3,850	3,873	11.7
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	—	—	10	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	8.72%	03/05/25	01/31/31	—	—	4	—
									3,850	3,887	11.7
Real Estate Services
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.27%	12/28/21	10/19/26	4,602	4,588	4,602	14.0
HRG Management, LLC (d/b/a HomeRiver Group, LLC)(15)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.22%	10.55%	02/18/22	10/19/26	1,154	1,150	1,154	3.5
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.27%	02/18/22	10/19/26	700	698	701	2.1
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	03/01/22	01/21/27	5,517	5,493	5,022	15.3
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.32%	03/01/22	01/21/27	725	722	660	2.0
									12,651	12,139	36.9
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.82%	01/10/24	11/21/29	3,580	3,523	3,493	10.6
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(15)	First Lien Secured Revolving Loan	0.75%	Base Rate	5.92%	10.02%	01/10/24	11/21/28	373	367	366	1.1
									3,890	3,859	11.7
Technology Hardware, Storage & Peripherals
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/10/21	07/30/27	14,009	13,935	14,009	42.6
Source Code Holdings, LLC (d/b/a Source Code Corporation)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.50%	10.32%	08/10/21	07/30/27	3,831	3,811	3,831	11.7
									17,746	17,840	54.3
Trading Companies & Distributors
FloWorks International LLC	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.75%	8.57%	12/12/24	11/26/31	5,293	5,248	5,262	16.0
FloWorks International LLC(6)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	4.75%	8.57%	12/12/24	11/26/31	667	661	663	2.0
									5,909	5,925	18.0

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	8.84%	03/05/25	01/31/31	4,049	$3,998	$4,049	12.2%
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	8.90%	03/05/25	01/31/31	802	793	806	2.5
The Crom Corporation(6)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.00%	8.84%	03/05/25	01/31/31	312	308	317	1.0
									5,099	5,172	15.7
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.38%	11/27/23	11/09/28	6,290	6,218	6,290	19.1
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.38%	11/27/23	11/09/28	—	—	10	—
									6,218	6,300	19.1
Total Investments									$323,601	$323,552	984.3%

Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(7)	Share class: Administration (CUSIP: 38141W315)				3.34%				$2,602	$2,602	7.9%
JPMorgan U.S. Treasury Plus Money Market Fund(7)	Share class: Agency (CUSIP: 4812C2742)				3.65%				3,279	3,279	10.0
Total Money Market Funds									5,881	5,881	17.9
Total Investments and Money Market Funds									$329,483	$329,434	1,002.2%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)			Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	253	CAD	$180	USD	2/6/26	$—	$(4)
Morgan Stanley		€655	EUR	$758	USD	2/6/26	—	(13)
Morgan Stanley		£126	GBP	$165	USD	2/6/26	—	(5)
Total							$—	$(22)

(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.7%, 3.7% and 3.6%, respectively, as of December 31, 2025. The Prime was 6.8% as of December 31, 2025. The three-month CORRA was 2.3%. The one, three and six-month EurIBOR was 1.9%, 2.0% and 2.1%, respectively, as of December 31, 2025. The SONIA was 3.7% as of December 31, 2025.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of the STRS JV’s portfolio company investments, which as of the date of the portfolio represented 984.3% of STRS JV’s members’ equity or 96.3% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.
(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

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

As of June 30, 2026 and December 31, 2025, the portfolio companies underlying STRS JV’s investments are all located in the United States and its territories except for Cennox Holdings Limited, which is domiciled in the United Kingdom.

As of June 30, 2026 and December 31, 2025, STRS JV had no investments on non-accrual status. STRS JV had outstanding commitments to fund investments totaling $40,230, and $41,415 under delayed draw term loan commitments and undrawn revolvers as of June 30, 2026 and December 31, 2025, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025:

Selected Balance Sheet Information ($ in thousands)	As of June 30, 2026	As of December 31, 2025
Assets
Investments, at fair value (amortized cost of $339,859 and $323,601 respectively)	$340,272	$323,552
Cash and cash equivalents	6,259	10,902
Interest receivable	3,221	1,256
Amounts receivable on unsettled investment transactions	465	16
Unrealized appreciation on foreign currency forward contracts	38	—
Other assets	85	161
Total assets	$350,340	$335,887
Liabilities
Credit facility (net of unamortized debt issuance costs of $2,118 and $2,425, respectively)	$180,190	$169,488
Note payable to members	131,259	128,459
Interest payable on credit facility	822	861
Interest payable on notes to members	3,290	3,370
Unrealized depreciation on foreign currency forward contracts	—	22
Other liabilities	751	815
Total liabilities	316,312	303,015
Members’ equity	34,028	32,872
Total liabilities and members’ equity	$350,340	$335,887

	Three Months Ended		Six Months Ended
Selected Statement of Operations Information ($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and fee income	$8,679	$9,046	$17,105	$17,582
Total investment income	$8,679	$9,046	$17,105	$17,582
Interest expense on credit facility	3,015	3,192	6,023	6,202
Interest expense on notes to members	3,290	3,476	6,556	6,951
Administrative fee	169	167	333	322
Other expenses	419	278	790	433
Total expenses	$6,893	$7,113	$13,702	$13,908
Net investment income	1,786	1,933	3,403	3,674
Net realized gains (losses) on investments and foreign currency transactions	4	(50)	(141)	15
Net change in unrealized appreciation (depreciation) on investments and foreign currency translations	816	(1,061)	1,039	(1,435)
Net increase in members’ equity resulting from operations	$2,606	$822	$4,301	$2,254

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the six months ended June 30, 2026  and year ended December 31, 2025, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$413,701	$413,701
Second lien secured loans	—	—	4,977	4,977
Unsecured loans	—	—	1,345	1,345
Subordinated Note to STRS JV	—	—	86,256	86,256
Equity (excluding STRS JV)	—	—	40,562	40,562
Equity in STRS JV(1)	—	—	—	22,361
Total investments	$—	$—	$546,841	$569,202
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $22,964 as of June 30, 2026, are characterized in Level 1 of the fair value hierarchy.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The Company’s forward currency contracts, which were valued at $67 as of June 30, 2026, are characterized in Level 2 of the hierarchy.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2026:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended June 30, 2026	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$394,911	$4,944	$1,315	$84,416	$36,201	$521,787
Funding of investments	30,079	—	—	1,840	130	32,049
Non-cash interest income	468	29	30	—	—	527
Accretion of discount	424	5	1	—	—	430
Proceeds from paydowns and sales	(13,000)	—	—	—	—	(13,000)
Realized gains (losses)	1	—	—	—	—	1
Net unrealized appreciation (depreciation)	818	(1)	(1)	—	4,231	5,047
Fair value, end of period	$413,701	$4,977	$1,345	$86,256	$40,562	$546,841
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2026	$493	$—	$(2)	$—	$4,237	$4,728

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Six months ended June 30, 2026	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$429,573	$4,839	$1,286	$84,416	$36,933	$557,047
Funding of investments	58,188	—	—	1,840	144	60,172
Non-cash interest income	1,031	56	59	—	—	1,146
Accretion of discount	1,160	11	2	—	—	1,173
Proceeds from paydowns and sales	(71,894)	—	—	—	—	(71,894)
Realized gains (losses)	(4,335)	—	—	—	—	(4,335)
Net unrealized appreciation (depreciation)	(22)	71	(2)	—	3,485	3,532
Fair value, end of period	$413,701	$4,977	$1,345	$86,256	$40,562	$546,841
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2026	$(2,947)	$72	$(3)	$—	$3,490	$612

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and six months ended June 30, 2025:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended June 30, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$516,563	$3,442	$1,202	$84,416	$23,077	$628,700
Funding of investments	43,247	—	—	—	—	43,247
Non-cash interest income	589	37	27	—	—	653
Accretion of discount	980	1	1	—	—	982
Proceeds from paydowns and sales	(62,967)	(96)	—	—	—	(63,063)
Conversions	(7,109)	—	—	—	7,109	—
Realized gains (losses)	(21,276)	—	—	—	—	(21,276)
Net unrealized appreciation (depreciation)	18,052	—	—	—	272	18,324
Fair value, end of period	$488,079	$3,384	$1,230	$84,416	$30,458	$607,567
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2025	$(2,582)	$—	$(1)	$—	$266	$(2,317)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Six months ended June 30, 2025	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Funding of investments	90,469	—	—	—	—	90,469
Non-cash interest income	1,153	137	54	—	—	1,344
Accretion of discount	1,872	48	2	—	—	1,922
Proceeds from paydowns and sales	(95,440)	(5,096)	—	—	—	(100,536)
Conversions	(7,109)	—	—	—	7,109	—
Realized gains (losses)	(21,671)	—	—	—	—	(21,671)
Net unrealized appreciation (depreciation)	16,112	(47)	(1)	—	503	16,567
Fair value, end of period	$488,079	$3,384	$1,230	$84,416	$30,458	$607,567
Change in unrealized appreciation (depreciation) on investments still held as of June 30, 2025	$(3,992)	$—	$(2)	$—	$497	$(3,497)

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

June 30, 2026

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	June 30, 2026	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$375,602	Discounted cash flow analysis	Discount Rate	2.8% - 15.1% (10.4%)
	23,003	Recent transaction	Transaction Price	98.0 - 99.3 (98.4)
	15,096	Enterprise value analysis	EBITDA Multiple	5.5 - 7.0 (6.5)
Second lien secured loans	4,977	Discounted cash flow analysis	Discount rate	9.3% - 15.6% (11.3%)
Unsecured loans	1,345	Discounted cash flow analysis	Discount rate	11.9% - 11.9% (11.9%)
Subordinated Notes to STRS JV	86,256	Enterprise value analysis	n/a	n/a
Common equity	21,708	Enterprise value analysis	EBITDA multiple	6.0 - 12.0 (8.4)
	9,149	Enterprise value analysis	Revenue Multiple	2.4 - 2.4 (2.4)
	95	Recent transaction	Transaction Price	3,529.8 - 3,529.8 (3,529.8)
Preferred equity	9,230	Enterprise value analysis	EBITDA multiple	6.3 - 12.0 (7.1)
Warrant	204	Option Pricing Model	Volatility	33.0% - 33.0% (33.0%)
	176	Enterprise value analysis	EBITDA Multiple	6.3 - 6.3 (6.3)
Total Level 3 Investments	$546,841
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table presents the principal amount and fair value of the Company’s borrowings as of June 30, 2026 and December 31, 2025. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of June 30, 2026, and December 31, 2025 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of June 30, 2026 and December 31, 2025, the fair value of the 7.875% 2028 Notes and 2025 CLO Notes (as defined in Note 6) approximates the principal amounts outstanding.

		As of June 30, 2026		As of December 31, 2025
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 CLO Notes	3	$174,000	$174,000	$174,000	$174,000
Credit Facility	3	—	—	—	—
5.375% 2026 Notes	3	10,000	9,954	10,000	9,948
4.000% 2026 Notes	3	75,000	74,173	75,000	73,649
5.625% 2027 Notes	3	10,000	9,885	10,000	9,941
4.250% 2028 Notes	3	25,000	23,760	25,000	23,865
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$328,500	$326,272	$328,500	$325,903

NOTE 6 – BORROWINGS

The 1940 Act permits the Company to issue “senior securities,” in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. Effective August 2, 2018 following stockholder approval, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage for borrowed amounts were 177.0% and 179.1%, respectively.

Total borrowings outstanding and available as of June 30, 2026, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility	1/17/2030	S+2.250%	$—	$(1,175)	$50,000
2025 CLO Notes(1)	5/25/2037	S+1.700%	174,000	172,062	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,987	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,843	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,964	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,874	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,894	—
Total debt			$328,500	$324,449	$50,000
(1)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

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

Credit Facility: WhiteHorse Credit initially entered into a revolving credit and security agreement with JPMorgan, as administrative agent and lender as amended (the “Credit Facility”) on December 23, 2015.

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

The Credit Facility bears interest at SOFR for USD denominated borrowings, EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings, and SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The Company is also required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. The minimum borrowing requirement is $25,000 as of June 30, 2026. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $118,118 as of June 30, 2026. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of June 30, 2026, the Company had no outstanding borrowings and $50,000 undrawn under the Credit Facility. Weighted average outstanding borrowings was zero for the three and six months ended June 30, 2026. As of June 30, 2026, the interest rate in effect on outstanding borrowings was zero. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of June 30, 2026, due to borrowing base limitations, approximately $39,801 was available to be drawn by the Company based on these requirements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

quality requirements stipulated in the credit and security agreement. As of December 31, 2025, due to borrowing base limitations, approximately $43,777 was available to be drawn by the Company based on these requirements.

For the three and six months ended June 30, 2026, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Credit Facility Interest Expense ($ in thousands)	2026	2025	2026	2025
Stated Interest Expense	$177	$2,717	$489	$6,077
Amortization of debt issuance costs	83	83	166	188
Total interest and other debt financing costs	$260	$2,800	$655	$6,265
Capital paid for interest expense	$189	$3,527	$517	$7,014
Annualized average stated interest rate	—%	6.4%	—%	6.5%
Average outstanding balance	$—	$136,630	$—	$155,881

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

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174,000 of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30,000 of AA-rated Class B Notes (the “Class B Notes”); (iii) $24,000 of A-rated Class C Notes (the “Class C Notes”). Additionally, $70,150 of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of June 30, 2026, the Company indirectly retained $30,000 of the Class B Notes, $24,000 of the Class C Notes and $70,150 of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of June 30, 2026, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of June 30, 2026:

		June 30, 2026
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

June 30, 2026

(in thousands, except share and per share data)

The 2025 CLO Securitization is collateralized and secured by a diversified portfolio of senior secured loans or participation interests therein with the potential for reinvestment in (i) first and second lien loans or participation interests therein, (ii) corporate bonds or (iii) loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code (“DIP loans”). Through May 25, 2029, all principal collections received on the underlying collateral may be used by WHF CLO to purchase new collateral (allowing the Company to maintain the initial leverage obtained in the 2025 CLO Securitization) under the direction of H.I.G. Capital, L.L.C., an affiliate of the Investment Adviser, in its capacity as the collateral manager to WHF CLO (the “CLO Investment Manager”), and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 CLO Securitization; any fees that the CLO Investment Manager would otherwise be entitled to for providing such services has been waived. The 2025 CLO Notes are scheduled to mature on May 5, 2037; however, they may be redeemed by the Company, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the CLO Investment Manager) or (ii) the CLO Investment Manager (with the consent of a majority of the 2025 Subordinated CLO Notes), in each case, on any business day on or after June 10, 2027.

As of June 30, 2026, there were 36 portfolio companies with a total fair value of approximately $295,958 securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of June 30, 2026, the interest rate in effect on outstanding borrowings was 5.3%.

As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294,585 securing the 2025 CLO Securitization. As of December 31, 2025, the interest rate in effect on outstanding borrowings was 5.6%.

The interest charged under the 2025 CLO Securitization is based on three-month Term SOFR. For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 CLO Securitization were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
2025 CLO Notes Interest Expense ($ in thousands)	2026	2025	2026	2025
Stated Interest Expense	$2,356	$611	$4,767	$611
Amortization of debt issuance costs	44	10	89	10
Total interest and other debt financing costs	$2,400	$621	$4,856	$621
Capital paid for interest expense	$2,336	$—	$4,816	$—
Annualized average stated interest rate	5.4%	6.0%	5.4%	6.0%
Average outstanding balance	$174,000	$40,154	$174,000	$20,188

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

June 30, 2026

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

4.250% 2028 Notes: On December 6, 2021, the Company entered into a Note Purchase Agreement (the “2028 Note Purchase Agreement”) governing the issuance of $25,000 in aggregate principal amount of unsecured notes (the “4.25% 2028 Notes”) to qualified institutional investors in a private placement. Interest on the 4.250% 2028 Notes is payable semiannually on June 6 and December 6, at a fixed, annual rate of 4.25%. This interest rate is subject to increase (up to 5.25%) in the event that, subject to certain exceptions, the 4.250% 2028 Notes cease to have an investment grade rating. The 4.250% 2028 Notes mature on December 6, 2028, unless redeemed, purchased or prepaid prior to such date by us or our affiliates in accordance with their terms. The 4.250% 2028 Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness that we may issue. The closing of the transaction occurred on December 6, 2021.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

For the three and six months ended June 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes (together, the "Senior Unsecured Notes") were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Senior Unsecured Notes Interest Expense ($ in thousands)	2026	2025	2026	2025
Stated Interest Expense	$1,970	$2,507	$3,940	$5,015
Amortization of debt issuance costs	180	213	360	426
Total interest and other debt financing costs	$2,150	$2,720	$4,300	$5,441
Capital paid for interest expense	$3,260	$4,335	$3,940	$5,015
Annualized average stated interest rate	5.10%	5.16%	5.10%	5.16%
Average outstanding balance	$154,500	$194,500	$154,500	$194,500

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table details management fee expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
Management Fees ($ in thousands)	2026	2025	2026	2025
Base management fees	$2,545	$2,844	$5,103	$5,677
Total management fees	$2,545	$2,844	$5,103	$5,677

As of June 30, 2026 and December 31, 2025, management fees payable on the consolidated statements of assets and liabilities were $2,545 and $2,660, respectively.

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

June 30, 2026

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

June 30, 2026

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

On May 7, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the fiscal quarter ending June 30, 2026.

The following table provides a breakdown of the performance-based incentive fees for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
Performance-based Incentive Fees ($ in thousands)	2026	2025	2026	2025
Income incentive fee	$1,134	$1,640	$2,492	$3,351
Capital gains incentive fee	—	—	—	—
Performance-based incentive fees waived	(142)	—	(312)	—
Total performance-based incentive fees	$992	$1,640	$2,180	$3,351

As of June 30, 2026 and December 31, 2025, incentive fees payable on the consolidated statements of assets and liabilities were $15,800 and $19,157, respectively. As of June 30, 2026 and December 31, 2025, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

June 30, 2026

(in thousands, except share and per share data)

Substantially all the Company’s payments of operating expenses to third parties were made by a related party, for which such third party received reimbursement from the Company.

During both the three and six months ended June 30, 2026 and 2025, the Company incurred $170 and $341 of allocated administrative service fees, respectively.

Co-investments with Related Parties: As of June 30, 2026 and December 31, 2025, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of June 30, 2026 and December 31, 2025, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $7,878,198 and $7,220,543, respectively.

STRS JV: For the three and six months ended June 30, 2026, the Company sold $7,803 and $26,709 of investments to STRS JV and recognized $21 of net realized gains and $1 of net realized losses, respectively. For the three and six months ended June 30, 2025, the Company sold $22,845 and $39,846 of investments to STRS JV and recognized $2 and $2 of net realized losses, respectively.

For the six months ended June 30, 2026, sales of portfolio investments to the STRS JV totaled $26,709 in exchange for a net investment of $2,300 and cash proceeds of $24,409. For the six months ended June 30, 2025, sales of portfolio investments to the STRS JV totaled $39,846 in exchange for cash.

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

The balance of unfunded commitments to extend credit was $35,843 and $40,994 as of June 30, 2026 and December 31, 2025, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of June 30, 2026 and December 31, 2025:

Unfunded Commitments ($ in thousands)	As of June 30, 2026	As of December 31, 2025
Revolving Loan Commitments:
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	$643	$643
Claridge Products and Equipment, LLC	70	140
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)	447	—
EducationDynamics, LLC	660	840
Four Winds Health, LLC	625	625
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	134	235
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	530	530
Intermedia Cloud Communications, Inc. (d/b/a Intermedia.net, Inc.)	833	—
Juniper Landscaping Holdings LLC	513	677
Leviathan Intermediate Holdco, LLC	570	570
LogicMonitor, Inc.	778	778
Media Source, LLC (d/b/a Media Source Inc.)	675	825
Meta Buyer LLC (d/b/a Metagenics, LLC)	—	1,475
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)	76	—
Quick Holdings, LLC (d/b/a Motivational Fulfillment)	630	945
M&M OpCo, LLC (d/b/a Escalent, Inc.)	162	238
NM Z Holdco Inc. (d/b/a Zep, Inc.)	623	—
PANOS Brands, LLC	357	412
PGI Parent LLC (d/b/a Prime Electric, Inc.)	—	923
Quest Events, LLC	88	88
Rewards Network Inc.	2,394	1,915
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	880	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Sleep OpCo LLC (d/b/a 3Z Brands)	1,545	1,545
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	—	281
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)	497	497
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	311	311
The Kyjen Company, LLC (d/b/a Outward Hound)	563	798
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Vibration Mountings & Controls, Inc.	717	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	325	428
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	488	—
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	19,354	19,819

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	—	601
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	—	486
Four Winds Health, LLC	2,000	2,250
Juniper Landscaping Holdings LLC	1,657	2,769
Kelso Industries LLC	888	—
LogicMonitor, Inc.	1,000	1,000
Meta Buyer LLC (d/b/a Metagenics, LLC)	—	3,380
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	868	1,076
Rewards Network Inc.	2,554	2,553
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	—	861
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	814	451
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	2,012	2,485
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
Vibration Mountings & Controls, Inc.	1,433	—
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	1,288	1,288
Total unfunded delayed draw loan commitments	16,489	21,175
Total Unfunded Commitments	$35,843	$40,994

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

As of June 30, 2026, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,436 and $5,744 were unfunded, respectively. As of December 31, 2025, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

No shares were issued pursuant to the ATM program during the three and six months ended June 30, 2026 and 2025, respectively.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

For the six months ended June 30, 2026, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$7,578
February 1, 2026 to February 28, 2026	—	—	—	15,078
March 1, 2026 to March 31, 2026	412,620	7.31	3,016	12,062
April 1, 2026 to April 30, 2026	189,630	7.52	1,426	10,636
May 1, 2026 to May 31, 2026	155,324	7.29	1,132	9,504
June 1, 2026 to June 30, 2026	—	—	—	9,504
Total	757,574	$7.36	$5,574

For the year ended December 31, 2025, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
November 1, 2025 to November 30, 2025	261,612	$7.21	$1,887	$13,113
December 1, 2025 to December 31, 2025	747,431	7.40	5,535	7,578
Total	1,009,043	$7.35	$7,422

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

f

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Six months ended June 30,
	2026	2025
Per share data:(1)
Net asset value, beginning of period	$11.68	$12.31
Net investment income	0.47	0.58
Net realized and unrealized gains (losses) on investments and foreign currency transactions	(0.02)	(0.30)
Net increase (decrease) in net assets resulting from operations	0.45	0.28
Purchases of common stock(2)	0.15	—
Per share adjustment related to share repurchases(3)	—	—
Distributions declared from net investment income	(0.51)	(0.77)
Net asset value, end of period	$11.77	$11.82
Total annualized return based on market value(4)	(7.25)%	(20.00)%
Total annualized return based on net asset value	7.73%	4.62%
Net assets, end of period	$252,812	$274,750
Per share market value at end of period	$6.70	$8.72
Shares outstanding end of period	21,476,471	23,243,088
Ratios/Supplemental Data:(5)
Ratio of expenses before incentive fees to average net assets(6)	14.14%	14.81%
Ratio of incentive fees to average net assets(7)	1.73%	2.38%
Ratio of total expenses to average net assets(6)(7)	15.87%	17.19%
Ratio of net investment income to average net assets(6)	8.18%	9.51%
Portfolio turnover ratio	10.40%	14.23%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Represents the impact of share repurchases of common stock on the Company’s net asset value per share, due to repurchases at prices below net asset value. See Note 9, Stockholders’ Equity.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(5)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(6)	Calculated using total expenses, including income tax provision and excise tax expense.
(7)	Calculated using total incentive fees, including voluntary incentive fees waived.

During the six months ended June 30, 2026, excluding these incentive fee waivers of $312, the ratios to average net assets consisting of the ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 1.98%, 16.12% and 7.93%, respectively.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands except share and per share amounts)	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$10,409	$2,250	$9,722	$6,514
Weighted average shares outstanding	21,571,335	23,243,088	21,868,482	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$0.48	$0.10	$0.44	$0.28

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

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2026, the Company restructured its investments in The Kyjen Company, LLC (d/b/a Outward Hound), with the Company’s first lien secured term loan and revolver investments in The Kyjen Company, LLC (d/b/a Outward Hound) converted into a new first lien secured term loan, revolver and equity investments.

On August 10, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next fiscal quarter ending September 30, 2026.

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

Recent Developments

Subsequent to the quarter ended June 30, 2026, we restructured its investments in The Kyjen Company, LLC (d/b/a Outward Hound), with our first lien secured term loan and revolver investments in The Kyjen Company, LLC (d/b/a Outward Hound) converted into a new first lien secured term loan, revolver and equity investments.

On August 10, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next fiscal quarter ending September 30, 2026.

For the period July 1, 2026 through August 10, 2026, we contributed five additional assets to the STRS JV, which included 4 issuers of senior secured debt facilities held as of June 30, 2026.

Consolidated Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025

Set forth below are the consolidated results of operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Total investment income	$14,369	$18,838	$(4,469)	$30,231	$37,639	$(7,408)
Total expenses	9,688	12,276	(2,588)	19,947	24,234	(4,287)
Net investment income	4,681	6,562	(1,881)	10,284	13,405	(3,121)
Net realized gains/(losses) on investments and foreign currency transactions	(51)	(22,045)	21,994	(4,778)	(22,447)	17,669
Net change in unrealized appreciation/depreciation on investments and foreign currency translations	5,779	17,733	(11,954)	4,216	15,556	(11,340)
Net increase (decrease) in net assets resulting from operations	$10,409	$2,250	$8,159	$9,722	$6,514	$3,208

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

Consolidated operating results for the three and six months ended June 30, 2026 and 2025 are as follows:

Net Investment Income

Net investment income for the three and six months ended June 30, 2026 totaled $4.7 million and $10.3 million, respectively. Net investment income for the three and six months ended June 30, 2025 totaled $6.6 million and $13.4 million, respectively. Net investment income decreased by $1.9 million and $3.1 million for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$10,460	$13,986	$(3,526)	$21,709	$27,934	$(6,225)
PIK income	527	653	(126)	1,146	1,344	(198)
Fee and dividend income	157	772	(615)	540	1,268	(728)
Investment income of STRS JV:
Interest and dividend income	$3,225	$3,427	$(202)	$6,836	$7,093	$(257)
Total investment income	$14,369	$18,838	$(4,469)	$30,231	$37,639	$(7,408)

Interest income other than PIK income, decreased $3.5 million and $6.2 million for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the three and six months ended June 30, 2026, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $435.6 million and $443.9 million, and 8.6% and 8.8%, respectively. For the three and six months ended June 30, 2025, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $549.6 million and $553.7 million, and 8.9% and 8.9%, respectively.

PIK income decreased by $0.1 million for the three months ended June 30, 2026 from the three months ended June 30, 2025. PIK income earned for the three months ended June 30, 2026 was primarily derived from investments in Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.) of $0.1 million and various investments aggregating $0.4 million. PIK income decreased by $0.2 million for the six months ended June 30, 2026 from the six months ended June 30, 2025. PIK income earned for the six months ended June 30, 2026 was primarily derived from investments in Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.) of $0.2 million, Claridge Products and Equipment, LLC of $0.1 million, Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.) of $0.1 million and various investments aggregating $0.7 million.

We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected. For the three and six months ended June 30, 2026, PIK income as a percentage of total investment income was 3.7% and 3.8%, respectively. For the three and six months ended June 30, 2025, PIK income as a percentage of total investment income was 3.5% and 3.6%, respectively.

Fee and dividend income decreased by $0.6 million and $0.7 million for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. For the three and six months ended June 30, 2026, we earned non-recurring fee income of $0.1 million and $0.4 million. For the three and six months ended June 30, 2025, we earned non-recurring fee income of $0.7 million and $1.1 million.

Interest and dividend income from STRS JV decreased by $0.2 million and $0.3 million for the three and six months ended June 30, 2026 from the three months ended June 30, 2025, primarily attributable to a decrease in base rates and portfolio yields, partially offset by a larger investment portfolio.

Operating Expenses

The following table summarizes our expenses for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Three Months	Six months ended June 30,		Six Months
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Interest expense	$4,810	$6,141	$(1,331)	$9,811	$12,326	$(2,515)
Base management fees	2,545	2,844	(299)	5,103	5,677	(574)
Performance-based incentive fees, net of fee waiver	992	1,640	(648)	2,180	3,351	(1,171)
Administrative service fees	170	170	—	341	341	—
General and administrative expenses	1,129	1,295	(166)	2,345	2,248	97
Total expenses, before excise tax	9,646	12,090	(2,444)	19,780	23,943	(4,163)
Excise tax	42	186	(144)	167	291	(124)
Total expenses, including excise tax	$9,688	$12,276	$(2,588)	$19,947	$24,234	$(4,287)

Interest expense decreased by $1.3 million and $2.5 million for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025, primarily due to lower weighted average borrowing base and weighted average interest rate. For the three and six months ended June 30, 2026, the weighted average outstanding borrowings were $328.5 million and $328.5 million at a weighted average interest rate of 5.24% and 5.27%, respectively. For the three and six months ended June 30, 2025, the weighted average outstanding borrowings were $371.3 million and $370.6 million at a weighted average interest rate of 5.72% and 5.79%, respectively.

Base management fees decreased by $0.3 million and $0.6 million for the three and six months ended June 30, 2026 from the three months ended June 30, 2025, primarily due to lower gross assets.

Performance-based incentive fees decreased by $0.6 million and $1.2 million for the three and six months ended June 30, 2026 from the three and six months ended June 30, 2025, primarily due to lower pre-incentive fee net investment income. For the three and six months ended June 30, 2026, the Company recognized an irrevocable fee waiver of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2026 and 2025, there were no capital gains incentive fee expenses incurred.

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

Excise tax was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively. Excise tax was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2026 and December 31, 2025, we accrued a net federal excise tax expense of $0.3 million and $0.8 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
American Crafts, LC	$—	$(21.0)	$—	$(21.0)
Patagonia Holdco LLC (d/b/a Lumen LATAM)	—	—	(3.0)	—
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	—	(0.3)	(0.2)	(0.7)
Trimlite Buyer LLC (d/b/a Trimlite LLC)	—	—	(1.1)	—
Other(1)	—	—	—	—
Total net realized gains/(losses) on investments	$—	$(21.3)	$(4.3)	$(21.7)
(1)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in millions)	2026	2025	2026	2025
Gross unrealized appreciation on investments	$7.1	$3.9	$9.8	$4.9
Gross unrealized depreciation on investments	(1.4)	(6.7)	(8.9)	(9.5)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	—	20.5	2.9	20.1
Total unrealized appreciation (depreciation) on investments	$5.7	$17.7	$3.8	$15.5

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of June 30, 2026 and December 31, 2025, we had commitments to fund approximately $35.8 million and $41.0 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $15.3 million during the six months ended June 30, 2026, primarily from realizations and repayments on our investments, partially offset from acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $16.9 million during the six months ended June 30, 2026, primarily due to payment of distributions to stockholders and purchases of common stock.

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

As of June 30, 2026, we had cash and cash equivalent resources of $28.1 million, including $19.6 million of restricted cash. As of June 30, 2026, we had approximately $50.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement. As of June 30, 2026, due to borrowing base limitations, approximately $39.8 million was available to be drawn under the Credit Facility based on these requirements.

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

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of June 30, 2026, STRS JV had total assets of $350.3 million. As of December 31, 2025, STRS JV had total assets of $335.9 million.

We provide capital to STRS JV in the form of LLC equity interests and subordinated notes. In February 2023, we increased our capital commitment to the STRS JV in the amount of an additional $15.0 million, bringing our total capital commitment to the STRS JV to $115.0 million, comprised of $92.0 million of subordinated notes and $23.0 million of LLC equity interests. We previously increased our capital commitment in February 2022 to the STRS JV in the amount of an additional $25.0 million, bringing our total capital commitment to the STRS JV to $100.0 million, comprised of $80.0 million of subordinated notes and $20.0 million of LLC equity interests.

As of both June 30, 2026 and December 31, 2025, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of June 30, 2026, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.4 million and $5.7 million were unfunded, respectively. As of December 31, 2025, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of June 30, 2026 and December 31, 2025:

($ in thousands)	As of June 30, 2026	As of December 31, 2025
Total investments(1)	$340,272	$323,552
Weighted average effective yield on total portfolio(2)	9.8%	9.9%
Number of portfolio companies in STRS JV	43	43
Largest portfolio company investment(1)	17,451	17,840
Total of five largest portfolio company investments(1)	75,539	75,398
(1)	At fair value.

(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of June 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$339,859	$340,272	$323,601	$323,552
Total	$339,859	$340,272	$323,601	$323,552

Industry ($ in thousands)	As of June 30, 2026		As of December 31, 2025
Advertising	$18,534	5.4%	$19,052	5.9%
Air Freight & Logistics	—	—	3,273	1.0
Asset Management & Custody Banks	11,581	3.4	9,074	2.8
Broadline Retail	16,977	5.0	17,260	5.3
Building Products	25,163	7.4	22,800	7.1
Construction & Engineering	18,444	5.4	12,796	4.0
Distributors	4,013	1.2	4,067	1.3
Diversified Support Services	29,627	8.7	23,644	7.3
Electronic Components	9,290	2.7	9,332	2.9
Environmental & Facilities Services	29,999	8.8	29,529	9.1
Food Distributors	4,877	1.4	4,928	1.5
Health Care Facilities	13,548	4.0	13,387	4.1
Health Care Services	4,931	1.4	4,982	1.5
Health Care Technology	4,751	1.4	4,183	1.3
Household Appliances	8,024	2.4	8,225	2.5
Household Products	10,419	3.1	10,384	3.2
Human Resource & Employment Services	2,478	0.7	2,493	0.8
IT Consulting & Other Services	34,262	10.1	34,895	10.8
Multi-Utilities	5,657	1.7	5,488	1.7
Packaged Foods & Meats	6,745	2.0	6,961	2.2
Paper & Plastic Packaging Products & Materials	18,955	5.6	21,677	6.7
Personal Care Products	17,739	5.2	3,887	1.2
Real Estate Services	5,647	1.7	12,139	3.8
Research & Consulting Services	3,919	1.2	3,859	1.2
Technology Hardware, Storage & Peripherals	17,451	5.1	17,840	5.5
Trading Companies & Distributors	5,932	1.7	5,925	1.8
Water Utilities	5,043	1.5	5,172	1.6
Wireless Telecommunication Services	6,266	1.8	6,300	1.9
Total	$340,272	100.0%	$323,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of June 30, 2026 and December 31, 2025 and selected statement of operations information for the three and six months ended June 30, 2026 and 2025.

At-the-Market Offering

On March 31, 2023, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), with WhiteHorse Advisers, WhiteHorse Administration and B. Riley Securities, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use all or substantially all of the net proceeds from the ATM Program to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes.

Stock Repurchase Program

In October 2025, our board of directors authorized a stock repurchase program for the purpose of repurchasing up to an aggregate of $15.0 million of its common stock on the open market or in privately negotiated purchases at prices below our then-current net asset value per share, in each case in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 (the “Repurchase Program”).  On February 26, 2026, our board of directors approved a $7.5 million increase in the authorized amount available for repurchases under the Repurchase Program up to $22.5 million. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Repurchase Program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all and there can be no assurance that any shares of common stock will be repurchased under the Repurchase Program. The timing and amount of any common stock repurchased depend on the terms and conditions of the Repurchase Program, the market price of the common stock and trading volumes. The Repurchase

Program may be suspended, extended, modified or discontinued at any time. Repurchases are subject to SEC regulations as well as certain price, market volume and timing constraints.

During the three and six months ended June 30, 2026, we repurchased additional common stock after deducting commissions, in the aggregate of $2.6 million and $5.6 million, respectively. As of June 30, 2026, $9.5 million remained available under the Repurchase Program.

During the three months ended December 31, 2025, we repurchased common stock in the aggregate of $7.4 million, after deducting commissions and $7.6 million remained available under the Repurchase Program.

Credit Facility

Our wholly owned subsidiary WhiteHorse Credit entered into the Credit Facility on December 23, 2015. As of June 30, 2026 and December 31, 2025, the Credit Facility had a maximum borrowing capacity of $50.0 million and $100.0 million, respectively. The reinvestment period for the Credit Facility expires on January 17, 2028 and the maturity date for the Credit Facility is January 17, 2030.

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

As of June 30, 2026, the Credit Facility provided for borrowings in an aggregate principal amount up to $50.0 million. As of June 30, 2026, the required minimum outstanding borrowings under the Credit Facility were $25.0 million.

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

As of June 30, 2026, there were no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $50.0 million was undrawn in credit facility on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $118.1 million as of June 30, 2026.

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

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of June 30, 2026 and December 31, 2025:

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

As part of the 2025 CLO Securitization, the Company entered into master loan sale agreements that provide for the sale of assets on the 2025 CLO Securitization closing date as well as for future sales from the Company to WHF CLO. The 2025 CLO Securitization is collateralized and secured by a diversified portfolio of senior secured loans or participation interests therein with the potential for reinvestment in (i) first and second lien loans or participation interests therein, (ii) corporate bonds or (iii) loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code (“DIP loans”). Through May 25, 2029, all principal collections received on the underlying collateral may be used by WHF CLO to purchase new collateral (allowing the Company to maintain the initial leverage obtained in the 2025 CLO Securitization) under the direction of H.I.G. Capital, L.L.C., an affiliate of the Investment Adviser, in its capacity as the collateral manager to WHF CLO (the “CLO Investment Manager”), and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 CLO Securitization; any fees that the CLO Investment Manager would otherwise be entitled to for providing such services has been waived. The 2025 CLO Notes are scheduled to mature on May 5, 2037; however, they may be redeemed by the Company, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the CLO Investment Manager) or (ii) the CLO Investment Manager (with the consent of a majority of the 2025 Subordinated CLO Notes), in each case, on any business day on or after June 10, 2027.

As of June 30, 2026, there were 36 portfolio companies with a total fair value of approximately $296.0 million securing the 2025 CLO Securitization. As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294.6 million securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

7.875% 2028 Notes

On August 24, 2023, the Company completed a public offering of 7.875% 2028 Notes in aggregate principal amount of $30 million, the net proceeds of which were used to fund investments in debt and equity securities and repay outstanding indebtedness under its revolving credit facility. Additionally, the offering included an overallotment feature for up to an additional $4.5 million of aggregate principal amount under the same terms as the initial offering. On August 31, 2023, the underwriters fully exercised their option to purchase an additional $4.5 million, bringing the aggregate principal amount of the 7.875% 2028 Notes to $34.5 million. Interest on the 7.875% 2028 Notes is paid quarterly on March 15, June 15, September 15 and December 15 each year, at an annual rate of 7.875%. The 7.875% 2028 Notes will mature on September 15, 2028 and may be redeemed in whole or in part at any time, or from time to time, at the Company’s option on or after September 15, 2025. The 7.875% 2028 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and 2025 CLO Securitization and rank pari passu with all outstanding and future unsecured unsubordinated indebtedness we may issue. The 7.875% 2028 Notes are listed on the Nasdaq Global Select Market under the trading symbol “WHFCL”.

Portfolio Investments and Yield

As of June 30, 2026, our investment portfolio consisted primarily of senior secured loans across 131 positions in 67 companies with an aggregate fair value of $569.2 million. As of June 30, 2026, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 1.4% based on fair value. As of June 30, 2026, our portfolio had an average investment size of $3.6 million based on fair value and average debt investment size of $4.9 million, with investment sizes ranging from zero to $20.4 million and a weighted average effective yield of 8.8% (and a weighted average effective yield on income-producing debt investments of 10.8%).

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

For the six months ended June 30, 2026, we invested $58.6 million in new and existing portfolio companies, offset by repayments and sales of $69.9 million. Proceeds from sales totaled $35.5 million while repayments included $3.8 million of scheduled repayments and $30.6 million of unscheduled repayments.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of June 30, 2026		As of December 31, 2025
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$22.9	4.0%	$27.3	4.7%
2	469.9	82.6	469.5	81.2
3	47.8	8.4	45.7	7.9
4	14.2	2.5	15.9	2.7
5	14.4	2.5	20.2	3.5
Total Portfolio	$569.2	100.0%	$578.6	100.0%

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

During the three and six months ended June 30, 2026, we declared to stockholders distributions of $0.25 and $0.51 per share for total distributions of $5.4 million and $11.1 million, respectively. During the three and six months ended June 30, 2025, we declared to stockholders distributions of $0.385 and $0.77 per share for total distributions of $8.9 million and $17.9 million, respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the six months ended June 30, 2026, we estimate that distributions to stockholders included $11.1 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2025 and current earnings for the six months ended June 30, 2026. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Principles of Consolidation

Under the investment company financial accounting guidance, as formally codified in Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, we are precluded from consolidating any entity other than another investment company. As provided under ASC Topic 946, we generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. We own a 100% equity interest in each of WhiteHorse Credit, WhiteHorse Finance (CA), LLC (“WhiteHorse California”), WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings, LLC, WHF CLO and WhiteHorse Finance Holdings, LLC, which are investment companies for accounting purposes. As such, we have consolidated the accounts of WhiteHorse Credit, WhiteHorse California, WHF American Craft Blocker, LLC, WhiteHorse RCKC Holdings LLC, WHF CLO and WhiteHorse Finance Holdings, LLC into our financial statements. As a result of this consolidation, the amount outstanding under the Credit Facility and the 2025 CLO Securitization is treated as our indebtedness.

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

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(13,481)	$(5,220)	$(8,261)
(250)	(12,054)	(4,350)	(7,704)
(200)	(9,703)	(3,480)	(6,223)
(150)	(7,298)	(2,610)	(4,688)
(100)	(4,868)	(1,740)	(3,128)
(50)	(2,434)	(870)	(1,564)
50	2,434	870	1,564
100	4,868	1,740	3,128
150	7,302	2,610	4,692
200	9,736	3,480	6,256
250	12,170	4,350	7,820
300	14,605	5,220	9,385
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of June 30, 2026, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Realized gain (loss) on forward currency contracts	$(51)	$—	$(416)	$22
Unrealized appreciation (depreciation) on forward currency contracts	84	21	390	1
Total net realized and unrealized gains (losses) on forward currency contracts	$33	$21	$(26)	$23

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WhiteHorse Finance, Inc.

Dated: August 10, 2026	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2026	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)