Form 10-Q
period 2026-09-30
WhiteHorse Finance, Inc.
filed 2026-11-09
CIK 1552198

fff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 5, 2026 the Registrant had 21,476,471 shares of common stock, $0.001 par value, outstanding.

WHITEHORSE FINANCE, INC.

Part I. Financial Information

Item 1. Consolidated Financial Statements

WhiteHorse Finance, Inc.

Consolidated Statements of Assets and Liabilities (Unaudited)

(in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value
Non-controlled/non-affiliate company investments	$404,915	$436,589
Non-controlled affiliate company investments	48,498	36,042
Controlled affiliate company investments	115,660	106,018
Total investments, at fair value (amortized cost $588,389 and $607,574, respectively)	569,073	578,649
Cash and cash equivalents	7,112	7,033
Restricted cash and cash equivalents	15,950	22,287
Restricted foreign currency (cost of $52 and $405, respectively)	47	405
Interest and dividend receivable	6,313	5,647
Amounts receivable on unsettled investment transactions	7,474	124
Prepaid expenses and other receivables	1,039	984
Total assets	$607,008	$615,129

Liabilities
Debt (net of unamortized debt issuance costs of $3,744 and $4,666, respectively)	$324,756	$323,834
Distributions payable	5,369	5,597
Management fees payable	2,580	2,660
Incentive fees payable	15,768	19,157
Interest payable	2,650	1,392
Accounts payable and accrued expenses	1,615	1,884
Advances received from unfunded credit facilities	308	490
Unrealized depreciation on foreign currency forward contracts	8	323
Total liabilities	353,054	355,337

Commitments and contingencies (See Note 8)

Net assets
Common stock, 21,476,471 and 22,234,045 shares issued and outstanding, par value $0.001 per share, respectively, and 100,000,000 shares authorized	21	22
Paid-in capital in excess of par	323,548	329,122
Accumulated earnings (losses)	(69,615)	(69,352)
Total net assets	253,954	259,792
Total liabilities and total net assets	$607,008	$615,129
Number of shares outstanding	21,476,471	22,234,045
Net asset value per share	$11.82	$11.68

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliate company investments
Interest income	$10,423	$13,385	$31,743	$41,269
Payment-in-kind income	296	315	1,256	1,348
Fee income	234	143	759	1,391
Dividend income	—	34	15	54
From non-controlled affiliate company investments
Interest income	318	146	707	196
Payment-in-kind income	98	109	284	420
From controlled affiliate company investments
Interest income	2,287	2,288	6,596	6,856
Dividend income	1,173	1,271	3,700	3,796
Total investment income	14,829	17,691	45,060	55,330
Expenses
Interest expense	4,848	5,783	14,659	18,109
Base management fees	2,580	2,774	7,683	8,451
Performance-based incentive fees	959	1,525	3,451	4,876
Administrative service fees	171	171	512	512
General and administrative expenses	1,723	1,151	4,068	3,399
Total expenses, before fees waived	10,281	11,404	30,373	35,347
Performance-based incentive fees waived	(16)	—	(328)	—
Total expenses	10,265	11,404	30,045	35,347
Net investment income before excise tax	4,564	6,287	15,015	19,983
Excise tax	125	186	292	477
Net investment income after excise tax	4,439	6,101	14,723	19,506

Realized and unrealized gains (losses) on investments and foreign currency transactions
Net realized gains (losses)
Non-controlled/non-affiliate company investments	(3,687)	(2,070)	(8,022)	(2,761)
Controlled affiliate company investments	—	—	—	(20,980)
Foreign currency transactions	6	(3)	(21)	(801)
Foreign currency forward contracts	50	303	(366)	325
Net realized gains (losses)	(3,631)	(1,770)	(8,409)	(24,217)
Net change in unrealized appreciation (depreciation)
Non-controlled/non-affiliate company investments	4,343	(1,098)	5,361	(4,362)
Non-controlled affiliate company investments	1,572	(3,577)	4,087	(4,352)
Controlled affiliate company investments	(137)	(291)	162	19,272
Translation of assets and liabilities in foreign currencies	—	(8)	(6)	23
Foreign currency forward contracts	(75)	87	315	88
Net change in unrealized appreciation (depreciation)	5,703	(4,887)	9,919	10,669
Net realized and unrealized gains (losses) on investments and foreign currency transactions	2,072	(6,657)	1,510	(13,548)
Net increase (decrease) in net assets resulting from operations	$6,511	$(556)	$16,233	$5,958

Per Common Share Data
Basic and diluted earnings (losses) per common share	$0.30	$(0.02)	$0.75	$0.26
Dividends and distributions declared per common share	$0.25	$0.39	$0.76	$1.16
Basic and diluted weighted average common shares outstanding	21,476,471	23,243,088	21,736,375	23,243,088

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

(in thousands, except share and per share data)

	Common Stock
	Shares	Par amount	Paid-in Capital in Excess of Par	Accumulated Earnings (Losses)	Total Net Assets
Balance as of December 31, 2025	22,234,045	$22	$329,122	$(69,352)	$259,792
Net increase (decrease) in net assets resulting from operations:
Purchases of common stock, net of offering costs	(412,620)	—	(3,016)	—	(3,016)
Net investment income after excise tax	—	—	—	5,603	5,603
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(4,727)	(4,727)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	(1,563)	(1,563)
Distributions declared	—	—	—	(5,750)	(5,750)
Balance as of March 31, 2026	21,821,425	$22	$326,106	$(75,789)	$250,339
Net increase in net assets resulting from operations:
Purchases of common stock, net of offering costs	(344,954)	(1)	(2,558)	—	(2,559)
Net investment income after excise tax	—	—	—	4,681	4,681
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(51)	(51)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	5,779	5,779
Distributions declared	—	—	—	(5,377)	(5,377)
Balance as of June 30, 2026	21,476,471	$21	$323,548	$(70,757)	$252,812
Net increase in net assets resulting from operations:
Purchases of common stock, net of offering costs	—	—	—	—	—
Net investment income after excise tax	—	—	—	4,439	4,439
Net realized gains (losses) on investments and foreign currency transactions	—	—	—	(3,631)	(3,631)
Net change in unrealized appreciation (depreciation) on investments and foreign currency transactions	—	—	—	5,703	5,703
Distributions declared	—	—	—	(5,369)	(5,369)
Balance as of September 30, 2026	21,476,471	$21	$323,548	$(69,615)	$253,954

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

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$16,233	$5,958
Payment-in-kind income	(1,540)	(1,768)
Net realized (gains) losses on investments	8,022	23,741
Net realized loss on foreign currency transactions	—	821
Net unrealized (appreciation) depreciation on investments	(9,610)	(10,558)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	6	(23)
Net unrealized (appreciation) depreciation on foreign currency forward contracts	(315)	(88)
Accretion of discount	(1,665)	(2,603)
Amortization of deferred financing costs	922	974
Acquisition of investments	(82,533)	(112,359)
Proceeds from principal payments and sales of portfolio investments	58,227	113,300
Proceeds from sales of portfolio investments to STRS JV	38,675	64,026
Net changes in operating assets and liabilities:
Interest and dividend receivable	(666)	(463)
Prepaid expenses and other receivables	(55)	(474)
Amounts receivable on unsettled investment transactions	(7,350)	(3,834)
Amounts payable on unsettled investment transactions	—	(3,539)
Management fees payable	(80)	(158)
Incentive fees payable	(3,389)	612
Accounts payable and accrued expenses	(269)	(417)
Interest payable	1,258	3,162
Advances received from unfunded credit facilities	(182)	3
Net cash provided by / (used in) operating activities	15,689	76,313

Cash flows from financing activities
Proceeds from notes issued	—	174,000
Purchases of common stock, net of offering costs	(5,574)	—
Borrowings from debt	—	39,700
Repayments of debt	—	(242,014)
Deferred financing costs	—	(3,071)
Distributions paid to common stockholders	(16,724)	(26,847)
Net cash provided by / (used in) financing activities	(22,298)	(58,232)
Effect of exchange rate changes on cash	(7)	23
Net change in cash, cash equivalents and restricted cash	(6,616)	18,104
Cash, cash equivalents and restricted cash at beginning of period	29,725	27,836
Cash, cash equivalents and restricted cash at end of period	$23,109	$45,940

Supplemental and non-cash disclosure of cash flow information:
Interest paid	$12,478	$13,973
Non-cash exchanges of investments	9,480	—

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of assets and liabilities that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of September 30,
	2026	2025
Cash and cash equivalents	$7,112	$9,539
Restricted cash and cash equivalents	15,950	36,109
Restricted foreign currency	47	292
Total cash and cash equivalents, restricted cash and cash equivalents and restricted foreign currency presented in consolidated statements of cash flows	$23,109	$45,940

See notes to the consolidated financial statements

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Debt Investments
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.22%	05/31/24	12/15/26	647	$647	$647	0.3%
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	10.22%	05/31/24	12/15/26	543	543	543	0.2
EducationDynamics, LLC⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.51%	09/15/21	09/15/27	12,477	12,443	12,477	4.9
EducationDynamics, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	Prime	5.50%	12.50%	09/15/21	09/15/27	420	419	422	0.2
									14,052	14,089	5.6
Air Freight & Logistics
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.90% (9.90% Cash + 1.00% PIK)	12/16/22	12/18/28	8,955	8,855	8,718	3.4
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	7.00%	10.88%	12/16/22	12/18/28	773	764	760	0.3
									9,619	9,478	3.7
Application Software
MBS Highway, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	8.00%	11.94%	10/13/22	10/13/27	9,132	9,085	9,102	3.6
Colonnade Parent, Inc. (d/b/a Naviga Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	1.00%	5.17%	06/14/19	09/30/27	3,644	2,839	1,922	0.8
Colonnade Parent, Inc. (d/b/a Naviga Inc.)⁽¹⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	1.00%	5.17%	06/14/19	09/30/27	301	274	159	0.1
UserZoom Technologies, Inc. (d/b/a UserZoom, Inc.)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.75%	11.57% (9.82% Cash + 1.75% PIK)	01/12/23	04/05/29	10,736	10,606	10,343	4.1
									22,804	21,526	8.6
Cargo Ground Transportation
Transervice Holdings, Inc. (d/b/a Transervice Logistics, Inc.)⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.90%	09/30/26	09/28/29	8,101	7,980	7,980	3.1
									7,980	7,980	3.1
Construction & Engineering
Kelso Industries LLC(8)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.65%	12/26/24	12/31/29	6,867	6,756	6,867	2.7
Kelso Industries LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.75%	9.65%	01/27/26	12/31/29	—	—	6	—
									6,756	6,873	2.7
Diversified Chemicals
Chase Products Co. (f/k/a Starco)⁽⁶⁾⁽²¹⁾⁽²⁹⁾	Second Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.57%	03/16/23	03/16/28	3,404	3,404	3,404	1.3
									3,404	3,404	1.3
Diversified Support Services
Motivational Marketing, LLC (d/b/a Motivational Fulfillment)⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.32%	07/12/21	07/12/28	13,076	13,026	13,076	5.1
Quick Holdings, LLC (d/b/a Motivational Fulfillment)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.39%	07/12/21	07/12/28	945	941	948	0.4
Quest Events, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.64%	09/13/24	09/30/27	1,288	1,281	1,288	0.5
Quest Events, LLC⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.66%	03/21/25	09/30/27	165	164	166	0.1
									15,412	15,478	6.1
Education Services
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.07%	01/21/26	01/21/32	9,461	9,335	9,410	3.7
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)⁽⁷⁾⁽⁸⁾⁽³²⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	6.00%	10.03%	01/21/26	01/21/32	1,119	1,104	1,116	0.4
Media Source, LLC (d/b/a Media Source Inc.)(6)(25)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.51%	09/01/25	08/30/30	4,364	4,364	4,298	1.7
Media Source, LLC (d/b/a Media Source Inc.)(6)(7)(8)(25)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.56%	09/01/25	08/30/30	300	295	296	0.1
NNA Services, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.97%	08/27/21	08/28/28	7,854	7,850	7,828	3.1
									22,948	22,948	9.0
Environmental & Facilities Services
Juniper Landscaping Holdings LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.07%	05/23/25	06/29/29	451	447	450	0.2
Juniper Landscaping Holdings LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	10.07%	05/23/25	06/29/29	1,997	1,985	2,006	0.8
Juniper Landscaping Holdings LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	10.02%	05/23/25	06/29/29	381	378	385	0.2
									2,810	2,841	1.2

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.64%	02/13/26	05/10/29	219	$215	$219	0.1%
									215	219	0.1
Health Care Facilities
Four Winds Health, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.82%	07/31/25	07/31/29	4,331	4,270	4,366	1.7
Four Winds Health, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	10.82%	07/31/25	07/31/29	622	616	658	0.3
Four Winds Health, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.75%	10.82%	07/31/25	07/31/29	—	—	9	—
									4,886	5,033	2.0
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)⁽²⁹⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	6.25%	10.23%	12/27/24	03/01/29	930	925	930	0.4
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.32%	08/01/24	08/01/29	6,730	6,654	6,689	2.6
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.25%	10.32%	08/01/24	08/01/29	448	443	447	0.2
									8,022	8,066	3.2
Health Care Supplies
ABB/Con-cise Optical Group LLC (d/b/a ABB Optical Group, LLC)⁽²⁷⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	7.50%	11.72%	02/23/22	02/23/28	20,409	20,290	20,409	8.0
									20,290	20,409	8.0
Home Furnishings
Sleep OpCo LLC (d/b/a 3Z Brands)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.26%	11/07/25	11/07/30	13,354	13,190	13,390	5.3
Sleep OpCo LLC (d/b/a 3Z Brands)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.26%	11/07/25	11/07/30	—	—	19	—
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.50%	9.40%	11/06/23	09/30/27	4,388	4,364	4,388	1.7
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.50%	9.40%	01/12/26	09/30/27	—	—	4	—
									17,554	17,801	7.0
Household Products
The Companion Brands Company LLC (d/b/a Outward Hound)(6)(26)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.23% (6.73% Cash + 3.50% PIK)	07/08/26	07/08/31	4,693	4,693	4,693	1.8
The Companion Brands Company LLC (d/b/a Outward Hound)⁽[6]⁾⁽⁷⁾⁽⁸⁾⁽²⁶⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.23% (6.73% Cash + 3.50% PIK)	07/08/26	07/08/31	—	—	—	—
NM Z Holdco Inc. (d/b/a Zep, Inc.)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.50%	10.23% (6.73% Cash + 3.50% PIK)	03/16/26	06/30/31	—	—	6	—
									4,693	4,699	1.8
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.82%	02/19/25	02/19/30	2,925	2,886	2,888	1.1
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.82%	02/19/25	02/19/30	—	—	—	—
									2,886	2,888	1.1
Industrial Machinery & Supplies & Components
W Electric Intermediate Holdings, LLC (d/b/a Westinghouse Electric Corporation)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.90% (9.40% Cash + 0.50% PIK)	08/15/24	08/15/29	12,288	12,166	12,288	4.8
									12,166	12,288	4.8
Integrated Telecommunication Services
GTT Communications Global, LLC (d/b/a GTT Communications, Inc.)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.90%	04/15/25	04/15/31	15,168	14,939	15,175	6.0
									14,939	15,175	6.0
Interactive Media & Services
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.82%	01/31/24	01/31/31	13,828	13,621	13,828	5.4
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.50%	SOFR (3M)	4.75%	8.82%	01/31/24	01/31/31	—	—	27	—
									13,621	13,855	5.4

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Leisure Facilities
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(24)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	8.50%	12.72% PIK	09/25/24	09/25/29	14,662	$10,231	$2,638	1.0%
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)(6)(17)(29)(13)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	8.50%	12.43% PIK	01/10/25	09/25/29	1,424	1,216	256	0.1
Lift Brands, Inc.⁽²⁹⁾	First Lien Secured Term Loan A	1.00%	SOFR (3M)	7.50%	11.29%	06/29/20	09/30/26	5,001	5,001	5,001	2.0
Lift Brands, Inc.⁽²⁹⁾	First Lien Secured Term Loan B	N/A	N/A	9.50%	9.50%	06/29/20	09/30/26	1,779	1,779	1,779	0.7
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽²⁹⁾	First Lien Secured Term Loan C	N/A	N/A	9.50%	9.50% PIK	06/29/20	09/30/26	2,252	2,249	2,252	0.9
									20,476	11,926	4.7
Leisure Products
Leviathan Intermediate Holdco, LLC⁽²⁷⁾	First Lien Secured Term Loan	1.50%	SOFR (3M)	6.00%	10.07%	12/27/22	12/27/27	13,540	13,442	13,464	5.3
Leviathan Intermediate Holdco, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.50%	SOFR (3M)	6.00%	10.07%	12/27/22	12/27/27	—	—	1	—
Playmonster Group LLC(6)(8)(19)(29)	Priority First Lien Secured Term Loan	1.00%	SOFR (3M)	6.72%	10.22% PIK	12/09/22	06/29/28	1,633	1,630	1,633	0.6
Playmonster Group LLC(6)(17)(19)(29)	First Lien Secured Term Loan	1.00%	SOFR (3M)	9.00%	12.97% PIK	06/07/21	06/29/28	6,160	3,661	3,120	1.2
									18,733	18,218	7.1
Office Services & Supplies
Empire & Co. (est. 1946), Inc. (d/b/a Empire Office, Inc.)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.90%	06/01/26	05/30/31	10,298	10,106	10,102	4.0
Claridge Products and Equipment, LLC⁽²⁹⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.75%	12.75% (8.38% Cash + 4.38% PIK)	12/30/20	03/31/27	5,280	5,280	5,178	2.1
Claridge Products and Equipment, LLC⁽⁷⁾⁽²⁹⁾⁽³¹⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	8.38%	13.50% (8.03% Cash + 5.47% PIK)	12/30/20	03/31/27	561	561	548	0.2
									15,947	15,828	6.3
Oil & Gas Refining & Marketing
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.50%	11.50%	12/22/23	12/22/28	9,173	9,072	9,264	3.6
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	7.50%	11.50%	12/22/23	12/22/28	638	631	644	0.3
Midwest Texas Tea CA, LLC (d/b/a US Petroleum Partners, LLC)⁽²⁹⁾⁽³¹⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	7.50%	11.50%	12/22/23	12/22/28	577	571	577	0.2
									10,274	10,485	4.1
Oil & Gas Storage & Transportation
Island Energy Services, LLC⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	5.50%	9.29%	07/16/25	07/16/32	10,393	10,046	10,342	4.1
									10,046	10,342	4.1
Packaged Foods & Meats
PANOS Brands, LLC⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.65%	05/14/24	05/14/29	3,557	3,519	3,557	1.4
PANOS Brands, LLC⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	Prime	4.75%	11.75%	05/14/24	05/14/29	110	109	113	—
									3,628	3,670	1.4
Paper Products
M2S Group Intermediate Holdings, Inc. (d/b/a M2S Group Holdings Inc.)⁽²⁸⁾	First Lien Secured Term Loan	0.50%	SOFR (3M)	4.75%	8.57%	08/22/24	08/25/31	8,966	8,525	8,952	3.5
									8,525	8,952	3.5
Real Estate Services
Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.50%	11/16/21	11/16/28	10,197	10,153	9,072	3.6
									10,153	9,072	3.6
Research & Consulting Services
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.07%	04/07/23	04/09/29	4,714	4,655	4,699	1.9
M&M OpCo, LLC (d/b/a Escalent, Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	10.07%	04/07/23	04/09/29	52	52	54	—
									4,707	4,753	1.9

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost		Fair Value(5)		Fair Value As A Percentage of Net Assets
Specialized Consumer Services
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.00%	12.00%	12/02/22	12/02/27	4,998	S	4,964	S	4,996	2.0%
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	12.00%	12/02/22	12/02/27	1,639		1,631		1,638	0.6
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	8.00%	12.00%	12/02/22	12/02/27	—		—		6	—
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.81%	09/06/24	09/06/29	5,636		5,570		5,667	2.2
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾⁽¹⁵⁾⁽²⁷⁾³⁰⁾	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	6.00%	9.75%	09/06/24	09/06/29	3,640		3,587		3,660	1.4
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)⁽⁷⁾⁽²⁹⁾⁽³⁰⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	5.78%	10.27%	09/06/24	09/06/29	732		723		732	0.3
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.50%	10.57%	11/26/25	11/26/30	11,045		10,750		10,997	4.3
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.50%	10.57%	11/26/25	11/26/30	1,367		1,330		1,386	0.5
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽²⁹⁾	Second Lien Secured Term Loan	N/A	N/A	14.00%	14.00% (7.00% Cash + 7.00% PIK)	11/26/25	11/26/31	1,654		1,537		1,601	0.6
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	N/A	SOFR (3M)	6.50%	10.57%	11/26/25	11/26/30	—		—		9	—
										30,092		30,692	11.9
Specialized Finance
Rewards Network Inc.⁽²⁸⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	9.09%	12/05/25	12/05/31	10,162		10,009		10,112	4.0
Rewards Network Inc.⁽⁷⁾⁽⁸⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	9.09%	12/05/25	12/05/31	—		—		29	—
Rewards Network Inc.⁽⁷⁾⁽⁸⁾⁽³²⁾	First Lien Secured Revolving Loan	0.75%	Base Rate	5.25%	9.09%	12/05/25	12/05/31	—		—		26	—
WHF STRS Ohio Senior Loan Fund LLC⁽⁸⁾⁽⁹⁾⁽¹¹⁾⁽¹⁴⁾⁽¹⁸⁾	Subordinated Note	0.00%	SOFR (1M)	6.50%	10.24%	07/19/19	N/A	92,000		92,000		92,000	36.2
										102,009		102,167	40.2
Systems Software
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(7)(9)(15)(22)(23)(29)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	8.00%	11.80% PIK	01/03/24	01/04/27	854		852		1,222	0.5
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(15)(22)(29)	Unsecured Loan	0.00%	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	681		674		681	0.3
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)(6)(15)(22)(29)	Unsecured Loan	0.00%	N/A	9.00%	9.00% PIK	01/03/24	07/02/29	696		690		696	0.3
LogicMonitor, Inc.⁽²⁷⁾	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.50%	9.32%	11/19/24	11/19/31	8,220		8,142		8,220	3.2
LogicMonitor, Inc.⁽⁷⁾⁽²⁹⁾	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.50%	9.32%	12/02/25	11/19/31	—		—		12	—
LogicMonitor, Inc.⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.50%	9.32%	11/19/24	11/19/31	—		—		7	—
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁹⁾⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	7.00%	10.90%	06/21/24	06/21/29	8,437		8,345		8,382	3.2
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)⁽⁷⁾⁽⁸⁾⁽⁹⁾⁽³¹⁾	First Lien Secured Revolving Loan	1.00%	Base Rate	7.00%	10.90%	06/21/24	06/21/29	377		373		377	0.1
										19,076		19,597	7.6
Technology Hardware, Storage & Peripherals
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)⁽²⁰⁾⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.25%	10.00%	06/07/25	06/07/28	11,351		11,351		11,351	4.5
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	8.25%	12.00%	06/07/25	06/07/28	75		72		86	—
										11,423		11,437	4.5
Transaction & Payment Processing Services
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (3M)	7.25%	11.32%	06/28/24	06/28/29	11,237		11,075		11,237	4.4
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾(8)⁽²⁸⁾	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	7.25%	11.32%	06/28/24	06/28/29	1,649		1,625		1,661	0.7
TOT Group, Inc. (d/b/a Netevia Group LLC)⁽⁷⁾⁽⁸⁾	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.25%	11.32%	06/28/24	06/28/29	—		—		7	—
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽²⁸⁾	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.50%	10.19%	04/04/24	04/04/29	7,015		6,909		6,996	2.8
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)⁽⁷⁾⁽²⁹⁾	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.50%	10.76%	04/04/24	04/04/29	276		271		283	0.1
Future Payment Technologies, L.P.⁽²⁷⁾	First Lien Secured Term Loan	1.00%	SOFR (1M)	8.25%	12.03%	12/23/16	06/30/27	18,241		18,237		18,332	7.2
										38,117		38,516	15.2

Total Debt Investments										$508,263		$500,705	196.8%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets

Equity Investments⁽¹²⁾
Advertising
Avision Holdings, LLC (d/b/a Avision Sales Group)⁽⁸⁾	Class A LLC Interests	N/A	N/A	N/A	N/A	12/15/21	N/A	330	$330	$342	0.1%
EducationDynamics, LLC (d/b/a EDDY Enterprises, LLC)⁽⁸⁾	Senior Preferred Units	N/A	N/A	N/A	N/A	09/15/21	N/A	167	167	152	0.1
Eddy Acquisitions, LLC (d/b/a EducationDynamics, LLC)⁽⁸⁾⁽¹⁰⁾	Preferred Units	N/A	N/A	12.00%	12.00%	09/15/21	N/A	167	167	—	—
									664	494	0.2
Application Software
Atlas Parent, LLC (d/b/a Alvaria, Inc.)⁽²⁹⁾	Common Units	N/A	N/A	N/A	N/A	10/24/25	N/A	19	1,682	1,690	0.7
									1,682	1,690	0.7
Construction & Engineering
Sterling Pure Blocker, LLC (d/b/a Banner Industries, Inc.)⁽⁸⁾	Class B Units	N/A	N/A	N/A	N/A	12/01/23	N/A	404	404	386	0.2
									404	386	0.2
Diversified Chemicals
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(21)	Common Units	N/A	N/A	N/A	N/A	03/16/23	N/A	—	—	2,983	1.2
Pressurized Holdings, LLC (f/k/a Starco)(6)(8)(10)(21)	Preferred Units	N/A	N/A	14.00%	14.00% PIK	03/16/23	N/A	—	4,537	8,590	3.4
									4,537	11,573	4.6
Diversified Support Services
Quest Events, LLC⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	12/28/18	N/A	407	407	—	—
Motivational CIV, LLC (d/b/a Motivational Fulfillment)⁽⁸⁾	Class B Units	N/A	N/A	N/A	N/A	07/12/21	N/A	1,250	1,250	813	0.3
									1,657	813	0.3
Education Services
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class A Units	N/A	N/A	N/A	N/A	09/01/25	N/A	20,765	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)(6)(8)(25)	Class B Units	N/A	N/A	N/A	N/A	09/01/25	N/A	2	3,291	2,486	1.0
									3,291	2,486	1.0
Environmental & Facilities Services
BPII-JL Group Holdings LP (d/b/a Juniper Landscaping Holdings LLC)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	12/29/21	N/A	90	942	1,378	0.5
									942	1,378	0.5
Food Distributors
Twin Ridge CRS, LP (d/b/a CRS OneSource)⁽⁸⁾	Class A Common Units	N/A	N/A	N/A	N/A	05/10/24	N/A	63	317	334	0.1
									317	334	0.1
Household Appliances
BBQ Buyer, LLC (d/b/a BBQGuys)⁽⁸⁾	Shares	N/A	N/A	N/A	N/A	08/28/20	N/A	1,100	1,100	1,150	0.5
									1,100	1,150	0.5
Household Products
Outward Hound Topco, LP(6)(8)(26)(29)	Class A Units	N/A	N/A	N/A	N/A	07/08/26	N/A	94	2,813	3,000	1.2
									2,813	3,000	1.2
Industrial Machinery & Supplies & Components
BL Products Parent, LP (d/b/a Bishop Lifting Products, Inc.)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	02/01/22	N/A	733	788	478	0.2
Vibration Mountings & Controls, Inc.	Common Stock	N/A	N/A	N/A	N/A	06/23/26	N/A	—	95	95	—
									883	573	0.2
Interactive Media & Services
What If Media Group, LLC⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	07/02/21	N/A	851	851	2,166	0.9
									851	2,166	0.9
IT Consulting & Other Services
CX Holdco LLC (d/b/a Cennox Inc.)⁽⁸⁾	Common Units	N/A	N/A	N/A	N/A	05/04/21	N/A	1,068	1,116	—	—
Keras Holdings, LLC (d/b/a KSM Consulting, LLC)⁽⁸⁾	Shares	N/A	N/A	N/A	N/A	12/31/20	N/A	496	496	—	—
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁸⁾	Series A Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	—	—
Vistria Blocked MGT Investor, LP (d/b/a MGT Consulting Group)⁽⁸⁾	Preferred Units	N/A	N/A	N/A	N/A	04/10/23	N/A	—	—	—	—
									1,612	—	—

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Leisure Facilities
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)(6)(8)(24)	Limited Partner Interests	N/A	N/A	N/A	N/A	09/25/24	N/A	—	$—	$—	—%
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁸⁾	Class A Common Stock	N/A	N/A	N/A	N/A	06/29/20	N/A	2	1,941	438	0.2
Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.)⁽⁸⁾	Warrants	N/A	N/A	N/A	N/A	06/29/20	N/A	1	793	178	0.1
									2,734	616	0.3
Leisure Products
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(10)(19)	Preferred Stock	N/A	N/A	14.00%	14.00% PIK	01/24/22	N/A	36	3,600	—	—
Playmonster Group Equity, Inc. (d/b/a Playmonster Group LLC)(6)(8)(19)	Common Stock	N/A	N/A	N/A	N/A	01/24/22	N/A	72	460	—	—
									4,060	—	—
Office Services & Supplies
ImageOne Industries, LLC⁽⁸⁾	Common A Units	N/A	N/A	N/A	N/A	09/20/19	N/A	244	18	—	—
									18	—	—
Other Specialty Retail
Ross-Simons Topco, LP (d/b/a Ross-Simons, Inc.)⁽⁸⁾(10)	Preferred Units	N/A	N/A	8.00%	8.00% PIK	12/04/20	N/A	600	514	714	0.3
									514	714	0.3
Paper & Plastic Packaging Products & Materials
Max Solutions Inc.⁽⁸⁾	Common Stock	N/A	N/A	N/A	N/A	09/29/22	N/A	4	400	33	—
									400	33	—
Real Estate Services
Camp Facility Services Parent, LLC (d/b/a Camp Construction Services, Inc.)⁽⁸⁾⁽¹⁰⁾	Preferred Units	N/A	N/A	10.00%	10.00% PIK	11/16/21	N/A	15	840	—	—
									840	—	—
Research & Consulting Services
Merriman Holdings LP (d/b/a Escalent, Inc.)⁽⁸⁾	Class A Units	N/A	N/A	N/A	N/A	04/07/23	N/A	327	333	263	0.1
									333	263	0.1
Specialized Consumer Services
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁸⁾⁽¹⁰⁾	Preferred Stock	N/A	N/A	8.00%	8.00% PIK	12/02/22	N/A	200	200	233	0.1
Salon Republic Investments LLC (d/b/a Salon Republic, LLC)⁽⁸⁾	Common Stock	N/A	N/A	N/A	N/A	12/02/22	N/A	400	400	—	—
Texas Wash Holdings, LLC (d/b/a ClearWater Express Wash)⁽⁸⁾	Warrants	N/A	N/A	N/A	N/A	11/26/25	N/A	—	197	214	0.1
									797	447	0.2
Specialized Finance
WHF STRS Ohio Senior Loan Fund LLC⁽⁸⁾⁽⁹⁾⁽¹⁴⁾⁽¹⁸⁾	LLC Interests	N/A	N/A	N/A	N/A	07/19/19	N/A	23,000	23,000	23,660	9.3
									23,000	23,660	9.3
Systems Software
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)(6)(8)(15)(22)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)(6)(8)(15)(22)	Common Units	N/A	N/A	N/A	N/A	01/03/24	N/A	663	19,568	8,502	3.3
									19,568	8,502	3.3
Technology Hardware, Storage & Peripherals
Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation)⁽⁸⁾⁽²⁰⁾	Common Units	N/A	N/A	N/A	N/A	06/07/25	N/A	497	7,109	8,090	3.2
									7,109	8,090	3.2

Total Equity Investments									$80,126	$68,368	27.1%

Total Investments									$588,389	$569,073	223.9%

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Net Assets
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund⁽¹⁶⁾	Share class: Administration (CUSIP: 38141W315)				3.63%				$7,580	$7,580	3.0%
Invesco Treasury Portfolio⁽¹⁶⁾	Share class: Institutional (CUSIP: 825252406)				3.82%				6,938	6,938	2.7
Dreyfus Treasury Obligations Cash Management Fund⁽¹⁶⁾	Share class: Institutional (CUSIP: 261908107)				3.75%				5,571	5,571	2.2
Total Money Market Funds									20,089	20,089	7.9
Total investments and money market funds									$608,478	$589,162	231.8%

Forward Currency Contracts

Counterparty	Currency to be sold			Currency to be purchased			Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	2,017	CAD		$1,445	USD	11/6/26	$25	$—
Morgan Stanley		$1,452	USD	C$	2017	CAD	11/6/26	—	(33)
Total								$25	$(33)

(1)	Except as otherwise noted, all investments are non-controlled/non-affiliate investments as defined by the Investment Company Act of 1940, as amended (the “1940 Act”), and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR”), the Canadian Overnight Repo Rate Average (“CORRA”), the Sterling Overnight Index Average (“SONIA”), or the U.S. Prime Rate (“Prime”), which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.9%, 4.1% and 4.3%, respectively, as of September 30, 2026. The Prime was 7.0% as of September 30, 2026. The three-month CORRA was 2.4%. The one, three and six-month EurIBOR was 2.5%, 2.6% and 3.1%, respectively, as of September 30, 2026.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the payment-in-kind (“PIK”) interest rate, as the case may be.
(4)	Except as otherwise noted, all of the Company’s portfolio company investments, which as of the date of the consolidated schedule of investments represented 223.9% of the Company’s net assets or 93.8% of the Company’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs. See Note 5.
(6)	Investment is a non-controlled/affiliate investment as defined by the 1940 Act. See Note 4.
(7)	The investment has an unfunded commitment in addition to any amounts presented in the consolidated schedule of investments as of September 30, 2026. See Note 8.
(8)	The investment or a portion of the investment does not provide collateral for the Company’s credit facility and the 2025 CLO Securitization as defined in Note 6 (see Note 2 to the consolidated financial statements).
(9)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of total assets. Qualifying assets represented 79.3% of total assets as of the date of the consolidated schedule of investments.
(10)	Preferred equity investment is a non-income producing security.
(11)	Security is perpetual with no defined maturity date.
(12)	Ownership of certain equity investments may occur through a holding company or partnership.
(13)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).
(14)	Investment is a controlled affiliate investment as defined by the 1940 Act. See Note 4.
(15)	The issuer is domiciled in the Cayman Islands.

WhiteHorse Finance, Inc.

Consolidated Schedule of Investments

September 30, 2026 (Unaudited)

(in thousands)

(16)	The rate shown is the annualized seven-day yield as of September 30, 2026.
(17)	The investment is on non-accrual status.
(18)	On January 14, 2019, the Company entered into an agreement with State Teachers Retirement System of Ohio, a public pension fund established under Ohio law (“STRS Ohio”), to create WHF STRS Ohio Senior Loan Fund, LLC (“STRS JV”), a joint venture, which invests primarily in senior secured first and second lien term loans.
(19)	On January 24, 2022, as part of a restructuring agreement between the Company and PlayMonster LLC, the Company’s first lien secured term loan and delayed draw loan investments to PlayMonster LLC were converted into a new first lien secured term loan, preferred stock and common stock of Playmonster Group LLC. See Note 4.
(20)	In June 2025, as part of a restructuring agreement between the Company and Telestream Holdings Corporation, the Company’s first lien secured term loan and revolver investments to Telestream Holdings Corporation were converted into a new first lien secured term loan of Telestream 2 LLC (d/b/a Telestream Holdings Corporation) and common equity of Telestream Topco 2 LLC (d/b/a Telestream Holdings Corporation). See Note 4.
(21)	In March 2023, as part of a restructuring agreement between the Company and Sklar Holdings, Inc (d/b/a Starco), the Company’s first lien secured term loan investment was converted into a new second lien secured term loan to Chase Products Co. (f/k/a Starco) and preferred units and common units of Pressurized Holdings, LLC (f/k/a Starco). See Note 4.
(22)	In January 2024, as part of a restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), the Company’s first lien secured term loan and priority first lien delayed draw loan investments in Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), converted into a new first lien secured delayed draw loan and unsecured notes in Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC) and common equity of Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC), and Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC). See Note 4.
(23)	As part of the restructuring agreement between the Company and Arcstor Midco, LLC (d/b/a Arcserve (USA), LLC), fair value on the first lien secured delayed draw loan includes a preferred return that is earned on capital funded.
(24)	In September 2024, as part of a restructuring agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, delayed draw loan and revolver investments to Honors Holdings, LLC (d/b/a Orange Theory) were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity of H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). See Note 4.
(25)	In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments in MSI Information Services, Inc., were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, Inc.). See Note 4.
(26)	In July 2026, as part of a restructuring agreement between the Company and The Kyjen Company, LLC (d/b/a Outward Hound), the Company’s first lien secured term loan and revolver investments in The Kyjen Company, LLC (d/b/a Outward Hound), were converted into a new first lien secured term loan and revolver investments of The Companion Brands Company, LLC (d/b/a Outward Hound) and into common equity of Outward Hound Topco, LP (d/b/a Outward Hound). See Note 4.
(27)	Security or portion of the security pledged as collateral for the Company’s credit facility and the 2025 CLO Securitization.
(28)	Security or portion of the security pledged as collateral for the 2025 CLO Securitization.
(29)	Security or portion of the security pledged as collateral for the Company’s credit facility.
(30)	The investment was comprised of three contracts, which were indexed to Prime, SOFR (1M) and SOFR (6M).
(31)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(32)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).

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

September 30, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

September 30, 2026

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

During the three months ended September 30, 2026, the Company expensed approximately $313 of offering costs related to its prior shelf registration statement on Form N-2, consisting of the write-off of previously deferred offering costs and offering costs incurred during the period. These amounts were included in general and administrative expenses in the Consolidated Statements of Operations.

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

September 30, 2026

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statement is the largest benefit or expense that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. Any tax positions not deemed to satisfy the more-likely-than-not threshold are reversed and recorded as tax benefit or tax expense, as appropriate, in the current year. Management has analyzed the Company’s tax positions, and the Company has concluded that the Company did not have any unrecognized tax benefits or unrecognized tax liabilities related to uncertain tax positions as of September 30, 2026 and December 31, 2025.

Penalties or interest that may be assessed related to any income taxes would be classified as general and administrative expenses on the consolidated statements of operations. The Company had no amounts accrued for interest or penalties as of September 30, 2026 or December 31, 2025. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next twelve months. The Company’s tax returns are subject to examination by federal, state and local taxing authorities. Because many types of transactions are susceptible to varying interpretations under U.S. federal and state income tax laws and regulations, the amounts reported in the accompanying consolidated financial statements may be subject to change at a later date by the respective taxing authorities. Tax returns for each of the federal tax years since 2022 remain subject to examination by the Internal Revenue Service.

As of September 30, 2026 and December 31, 2025, the cost of investments for federal income tax purposes was $591,302 and $632,092 resulting in net unrealized depreciation of $22,229 and $53,444, respectively. This is comprised of gross unrealized appreciation of $22,606 and $15,796 and gross unrealized depreciation of $44,835 and $69,240, on a tax basis, as of September 30, 2026 and December 31, 2025, respectively.

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

Risks and Uncertainties: In the normal course of business, the Company generally encounters two significant types of economic risks, including credit and market. Credit risk is the risk of default on the Company’s investments that result from an issuer’s, borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in interest rates, spreads or other market factors, including the value of the collateral underlying investments held by the Company. Management believes

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

that the carrying value of the Company’s investments is fairly stated, taking into consideration these risks along with estimated collateral values, payment histories and other market information.

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

Stock Repurchase Program: The Company has a stock repurchase program (the “Repurchase Program”) which allows the Company to repurchase the Company’s outstanding common stock on the open market at prices below the Company’s NAV as reported in its most recently published consolidated financial statements. The Board initially approved the Repurchase Program in October 2025 and approved an increase in the size of the Repurchase Program in February 2026. The Repurchase Program is implemented at the discretion of management. Shares can be purchased from time to time at prevailing market prices, through open market transactions, including block transactions. As of September 30, 2026, the Repurchase Program allows repurchases up to $22,500 of the Company's common stock. Refer to Note 9 for more information on the stock repurchases under the Repurchase Program.

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

In September 2026, the Financial Accounting Standards Board issued ASU 2026-03, Fair Value Measurement (Topic 820)—Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which requires investment companies within the scope of Topic 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and to disclose the amount of the discount attributable to the contractual sale restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2026-03 on its consolidated financial statements.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Realized gain (loss) on forward currency contracts	$50	$303	$(366)	$325
Unrealized appreciation (depreciation) on forward currency contracts	(75)	87	315	88
Total net realized and unrealized gains (losses) on forward currency contracts	$(25)	$390	$(51)	$413

The value associated with unrealized appreciation or depreciation on open contracts is included in unrealized appreciation or depreciation on forward currency contracts within the consolidated statements of assets and liabilities. Open contracts as of September 30, 2026 were as follows:

Counterparty	Currency to be sold			Currency to be purchased			Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	C$	2,017	CAD		$1,445	USD	11/6/26	$25	$—
Morgan Stanley		$1,452	USD	C$	2017	CAD	11/6/26	—	(33)
Total								$25	$(33)

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

The following table is a summary of the average USD notional exposure to foreign currency forward contracts for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
Average USD notional outstanding	2026	2025	2026	2025
Forward currency contracts	$677	$15,176	$5,455	$6,216

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

September 30, 2026

(in thousands, except share and per share data)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation or depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$25	$33	$25	$—	$—	$—	$—	$—	$8
Total	$25	$33	$25	$—	$—	$—	$—	$—	$8

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

	As of December 31, 2025
Counterparty ($ in thousands)	Derivative Assets Subject to Master Netting Agreement	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received	Non-cash Collateral Pledged(1)	Cash Collateral Received(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Assets(2)	Net Amount of Derivative Liabilities(3)
Morgan Stanley (CAD)	$—	$325	$—	$—	$—	$—	$—	$—	$325
Morgan Stanley (EUR)	2	—	—	—	—	—	—	2	—
Total	$2	$325	$—	$—	$—	$—	$—	$2	$325

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company in the event of default.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty in the event of default.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

NOTE 4 - INVESTMENTS

Investments consisted of the following:

	As of September 30, 2026		As of December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$409,958	402,323	$441,761	429,573
Second lien secured loans	4,941	5,005	4,840	4,839
Unsecured loans	1,364	1,377	1,269	1,286
Subordinated Note to STRS JV	92,000	92,000	84,416	84,416
Equity (excluding STRS JV)	57,126	44,708	54,184	36,933
Equity in STRS JV	23,000	23,660	21,104	21,602
Total	$588,389	$569,073	$607,574	$578,649

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2026		As of December 31, 2025
Advertising	$14,583	3.2%	$13,975	3.0%
Air Freight & Logistics	9,478	2.1	9,281	2.0
Application Software	23,216	5.1	22,741	4.8
Building Products	—	—	13,748	2.9
Cargo Ground Transportation	7,980	1.8	7,701	1.6
Construction & Engineering	7,259	1.6	9,906	2.1
Diversified Chemicals	14,977	3.3	8,188	1.7
Diversified Support Services	16,291	3.6	15,846	3.4
Education Services	25,434	5.6	15,587	3.2
Environmental & Facilities Services	4,219	0.9	3,255	0.7
Food Distributors	553	0.1	264	0.1
Health Care Facilities	5,033	1.1	4,623	1.0
Health Care Services	8,066	1.8	8,389	1.8
Health Care Supplies	20,409	4.5	20,026	4.2
Home Furnishings	17,801	3.9	16,103	3.4
Household Appliances	1,150	0.4	2,202	0.5
Household Products	7,699	1.8	9,658	2.0
Human Resource & Employment Services	2,888	0.6	2,909	0.6
Industrial Machinery & Supplies & Components	12,861	2.8	12,895	2.7
Integrated Telecommunication Services	15,175	3.3	26,732	5.7
Interactive Media & Services	16,021	3.5	15,940	3.4
IT Consulting & Other Services	—	—	1,287	0.3
Leisure Facilities	12,542	2.8	15,233	3.2
Leisure Products	18,218	4.0	16,672	3.5
Office Services & Supplies	15,828	3.5	5,159	1.1
Oil & Gas Refining & Marketing	10,485	2.3	10,404	2.2
Oil & Gas Storage & Transportation	10,342	2.3	10,158	2.1
Other Specialty Retail	714	0.2	735	0.2
Packaged Foods & Meats	3,670	0.8	4,033	0.9
Paper Products	8,952	2.0	9,276	2.0
Paper & Plastic Packaging Products & Materials	33	—	—	—
Pharmaceuticals	—	—	12,027	2.5
Real Estate Services	9,072	2.0	20,426	4.3
Research & Consulting Services	5,016	1.0	5,143	1.1
Specialized Consumer Services	31,139	6.9	26,556	5.6
Specialized Finance(1)	10,167	2.2	10,661	2.3
Systems Software	28,099	6.2	28,504	6.0
Technology Hardware, Storage & Peripherals	19,527	4.3	19,484	4.1
Transaction & Payment Processing Services	38,516	8.5	36,904	7.8
Total(1)	$453,413	100.0%	$472,631	100.0%
(1)	Excludes investments in STRS JV.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

As of September 30, 2026, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands. As of December 31, 2025, the portfolio companies underlying the investments are all located in the United States and its territories, except for Arcserve Cayman Opco LP, Arcserve Cayman GP LLC, Arcserve Cayman Topco LP, and Alvaria Holdco (Cayman), which are domiciled in Cayman Islands and Trimlite Buyer, LLC, which is domiciled in Canada. As of September 30, 2026 and December 31, 2025, the weighted average remaining term of the Company’s debt investments, excluding non-accrual investments, was approximately 2.8 years and 3.3 years, respectively.

As of September 30, 2026 the total cost basis of non-accrual loans was $18,221, and the total fair value of non-accrual loans was $8,095. As of December 31, 2025 the total cost basis of non-accrual loans was $19,665 and the total fair value of non-accrual loans was $10,561.

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

September 30, 2026

(in thousands, except share and per share data)

The following table presents the schedule of investments in and advances to affiliated and controlled persons (as defined by the 1940 Act) as of and for the nine months ended September 30, 2026:

		Dividends,	Beginning				Net Change in	Ending Fair
		interest and PIK	Fair Value as of			Net	Unrealized	Value as of
	Type of	included in	December 31,	Gross	Gross	Realized	Appreciation	September 30,
Affiliated Person(1)	Asset	income	2025	Additions(2)	Reductions(3)	Gain (Loss)	(Depreciation)	2026
Non-controlled affiliates
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	First Lien Secured Delayed Draw Loan	$94	$1,240	$77	$—	$—	$(95)	$1,222
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	47	636	47	—	—	(2)	681
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	Unsecured Loan	48	650	48	—	—	(2)	696
Arcserve Cayman GP LLC (d/b/a Arcserve (USA), LLC)	Common Units	—	—	—	—	—	—	—
Arcserve Cayman Topco LP (d/b/a Arcserve (USA), LLC)	Common Units	—	9,144	—	—	—	(642)	8,502
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Term Loan	—	5,354	—	—	—	(2,716)	2,638
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	First Lien Secured Delayed Draw Loan	—	196	81	—	—	(21)	256
H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC)	Limited Partner Interests	—	—	—	—	—	—	—
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Term Loan	307	4,242	154	(32)	—	(66)	4,298
Media Source, LLC (d/b/a Media Source Inc.)	First Lien Secured Revolving Loan	14	17	296	—	—	(17)	296
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class A Units	—	—	—	—	—	—	—
TVG I-EMSI Parent, LLC (d/b/a Media Source Inc.)	Class B Units	—	3,291	—	—	—	(805)	2,486
Playmonster Group LLC	Priority First Lien Secured Term Loan	129	1,355	304	(112)	—	86	1,633
Playmonster Group LLC	First Lien Secured Term Loan	—	1,729	—	—	—	1,391	3,120
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Preferred Stock	—	—	—	—	—	—	—
Playmonster Group Equity, Inc. (d/b/a PlayMonster)	Common Stock	—	—	—	—	—	—	—
Chase Products Co. (f/k/a Starco)	Second Lien Secured Term Loan	238	3,404	—	—	—	—	3,404
Pressurized Holdings, LLC (f/k/a Starco)	Common Units	—	—	—	—	—	2,983	2,983
Pressurized Holdings, LLC (f/k/a Starco)	Preferred Units	—	4,784	—	—	—	3,806	8,590
Outward Hound Topco, LP	Class A Units	—	—	2,813	—	—	187	3,000
The Companion Brands Company LLC (d/b/a Outward Hound)	First Lien Secured Term Loan	113	—	4,693	—	—	—	4,693
The Companion Brands Company LLC (d/b/a Outward Hound)	First Lien Secured Revolving Loan	1	—	375	(375)	—	—	—
Total Non-controlled affiliates		$991	$36,042	$8,888	$(519)	$—	$4,087	$48,498
Controlled affiliates
WHF STRS Ohio Senior Loan Fund LLC*	Subordinated Note	6,596	84,416	7,584	—	—	—	92,000
WHF STRS Ohio Senior Loan Fund LLC*	Equity	3,700	21,602	1,896	—	—	162	23,660
Total Controlled affiliates		$10,296	$106,018	$9,480	$—	$—	$162	$115,660

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

*

The Company and STRS Ohio are the members of STRS JV, a joint venture formed as a limited liability company (“LLC”) in Delaware that is not consolidated by either member for financial reporting purposes. The members make investments in STRS JV in the form LLC equity interests and interest-bearing subordinated notes as STRS JV makes investments, and all portfolio and other material decisions regarding STRS JV must be submitted to STRS JV’s board of managers which is comprised of an equal number of members appointed by each of the Company and STRS Ohio. Because management of STRS JV is shared equally between the Company and STRS Ohio, the Company does not believe it controls STRS JV for purposes of the 1940 Act or otherwise. This note is referred to hereinafter in this report as Management of the STRS JV (“Management of the STRS JV”).

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

September 30, 2026

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

In July 2026, as part of a restructuring agreement between the Company and The Kyjen Company, LLC (d/b/a Outward Hound), the Company’s first lien secured term loan and revolver investments in The Kyjen Company, LLC (d/b/a Outward Hound), which had a cost basis of $11,690 were converted into a new first lien secured term loan and revolver investments of The Companion Brands Company LLC (d/b/a Outward Hound) and into common equity of Outward Hound Topco, LP (d/b/a Outward Hound). The remaining portion of The Kyjen Company, LLC (d/b/a Outward Hound) first lien secured investments, with a cost basis of $3,785, was recognized as a net realized loss in the consolidated statements of operations.

WHF STRS Ohio Senior Loan Fund LLC

On January 14, 2019, the Company entered into an LLC operating agreement with STRS Ohio to co-manage a newly formed joint venture investment company, STRS JV, a Delaware LLC. STRS Ohio and the Company committed to provide up to $125,000 of subordinated notes and equity to STRS JV, with STRS Ohio providing up to $50,000 and the

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

As of September 30, 2026 and December 31, 2025, STRS JV had total assets of $344,074 and $335,887, respectively. STRS JV’s portfolio consisted of debt investments in 43 portfolio companies as of September 30, 2026 and 43 portfolio companies as of December 31, 2025. As of September 30, 2026 and December 31, 2025, the largest investment by aggregate principal amount (including any unfunded commitments) in a single portfolio company in STRS JV’s portfolio was $18,280 and $19,000, respectively. The five largest investments in portfolio companies by fair value in STRS JV totaled $71,455 and $75,398 as of September 30, 2026 and December 31, 2025, respectively. STRS JV invests in portfolio companies in the same industries in which the Company may directly invest.

The Company provides capital to STRS JV in the form of LLC equity interests and through interest-bearing subordinated notes. As of both September 30, 2026 and December 31, 2025, the Company and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. The Company’s investment in STRS JV consisted of equity contributions of $23,000 and advances of the subordinated notes of $92,000 as of September 30, 2026. The Company’s investment in STRS JV consisted of equity contributions of $21,104 and advances of the subordinated notes of $84,416 as of December 31, 2025. As of September 30, 2026, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, all of which were fully funded. As of December 31, 2025, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively.

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

September 30, 2026

(in thousands, except share and per share data)

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

As of September 30, 2026, the STRS JV Credit Facility had $262,500 of commitments subject to leverage and borrowing base restrictions with an interest rate based on an index rate such as SOFR plus 2.25%. The final maturity date of the STRS JV Credit Facility is November 26, 2029. As of September 30, 2026, STRS JV had $163,217 of outstanding borrowings and an interest rate outstanding of 6.00% per annum under the STRS JV Credit Facility.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Below is a listing of STRS JV’s individual investments as of September 30, 2026:

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Debt Investments
Advertising
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.75%	10.97%	02/18/22	12/15/26	8,845	$8,837	$8,845	24.6%
Forward Solutions, LLC (d/b/a Avision Sales Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.75%	10.97%	03/11/22	12/15/26	2,969	2,967	2,969	8.2
Forward Solutions, LLC (d/b/a Avision Sales Group)(7)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.81%	02/18/22	12/15/26	619	619	619	1.7
Trailhead Media LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.57% (8.82% Cash + 0.75% PIK)	01/22/25	12/28/29	6,620	6,556	6,540	18.2
Trailhead Media LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.57% (8.82% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	1	—
Trailhead Media LLC(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.57% (8.82% Cash + 0.75% PIK)	01/22/25	12/28/29	—	—	(2)	—
									18,979	18,972	52.7
Asset Management & Custody Banks
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.23%	07/21/25	06/18/32	6,583	6,503	6,604	18.3
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)(6)(7)	First Lien Secured Delayed Draw Loan	1.00%	Base Rate	5.50%	9.24%	07/21/25	06/18/32	5,079	5,017	5,133	14.3
									11,520	11,737	32.6
Broadline Retail
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.50%	07/19/19	05/03/27	17,593	17,593	17,252	47.9
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.50%	07/19/19	05/03/27	—	—	(13)	—
									17,593	17,239	47.9
Building Products
Drew Foam Companies Inc	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.22%	11/09/20	12/05/28	13,251	13,236	13,148	36.5
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.82%	06/04/25	03/28/31	9,022	8,919	9,022	25.1
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.82%	06/04/25	03/28/31	—	—	11	—
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.82%	06/04/25	03/28/31	—	—	22	0.1
Trimlite Buyer LLC (d/b/a Trimlite LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.82%	05/20/26	03/11/31	2,737	2,713	2,726	7.6
Trimlite Buyer LLC (d/b/a Trimlite LLC)(10)	First Lien Secured Term Loan	1.00%	CORRA (1M)	4.75%	7.04%	08/05/26	03/11/31	1,891	1,337	1,323	3.7
Trimlite Buyer LLC (d/b/a Trimlite LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.82%	05/20/26	03/11/31	848	840	844	2.3
									27,045	27,096	75.3
Construction & Engineering
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.15%	12/21/23	01/02/29	2,898	2,866	2,898	8.0
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.25%	10.15%	12/21/23	01/02/29	1,836	1,815	1,836	5.1
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.25%	10.15%	12/21/23	01/02/29	168	166	179	0.5
PGI Parent LLC (d/b/a Prime Electric, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.57%	01/16/26	12/31/31	5,039	4,995	5,019	13.9
PGI Parent LLC (d/b/a Prime Electric, Inc.)(6)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.18%	9.02%	01/16/26	12/31/31	555	551	555	1.5
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.25%	9.32%	06/14/24	05/31/29	8,032	7,940	8,059	22.4
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.25%	9.32%	06/14/24	05/31/29	—	—	14	—
									18,333	18,560	51.4

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Distributors
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.29%	04/26/24	04/16/30	3,946	$3,911	$3,946	11.0%
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.29%	04/26/24	04/16/30	—	—	5	—
									3,911	3,951	11.0
Diversified Support Services
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(16)	First Lien Secured Term Loan	1.00%	SOFR (6M)	4.25%	8.10%	10/31/23	10/26/28	11,946	11,873	11,946	33.2
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	4.25%	8.10%	10/31/23	10/26/28	—	—	9	—
Quest Events, LLC	First Lien Secured Term Loan	2.00%	SOFR (3M)	7.50%	11.66%	07/19/19	09/30/27	11,880	11,873	11,880	33.0
Quest Events, LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	7.50%	11.66%	07/19/19	09/30/27	385	385	385	1.1
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)	First Lien Secured Term Loan	0.75%	SOFR (3M)	4.50%	8.57%	04/23/26	02/07/33	5,098	5,053	5,066	14.1
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)(6)(15)	First Lien Secured Revolving Loan	0.75%	Base Rate	4.03%	9.37%	04/23/26	02/07/33	281	279	281	0.8
									29,463	29,567	82.2
Electronic Components
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.00%	8.07%	11/26/25	11/21/31	6,015	5,964	6,015	16.7
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.00%	8.07%	11/26/25	11/21/31	—	—	7	—
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.00%	8.07%	11/26/25	11/21/31	—	—	15	—
Principal Lighting Group, LLC (d/b/a Principal Sloan)(16)	First Lien Secured Term Loan	1.00%	Base Rate	5.25%	8.93%	12/03/24	11/04/30	3,099	3,067	3,099	8.6
Principal Lighting Group, LLC (d/b/a Principal Sloan)	First Lien Secured Revolving Loan	1.00%	Base Rate	5.25%	8.93%	12/03/24	11/04/30	—	—	5	—
									9,031	9,141	25.3
Environmental & Facilities Services
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.42%	10.42%	08/09/23	08/01/29	6,781	6,703	6,778	18.8
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	6.42%	10.42%	08/09/23	08/01/29	2,398	2,368	2,397	6.7
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)(13)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.39%	10.72%	08/09/23	08/01/29	721	713	724	2.0
Juniper Landscaping Holdings LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.07%	03/01/22	06/29/29	10,879	10,846	10,878	30.2
Juniper Landscaping Holdings LLC	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.00%	10.07%	03/01/22	06/29/29	2,307	2,300	2,306	6.4
Juniper Landscaping Holdings LLC	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	10.02%	03/01/22	06/29/29	497	496	499	1.4
RLJ Pro-Vac, Inc. (d/b/a Pro-Vac)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.25%	10.25%	01/23/24	01/03/28	6,561	6,533	6,425	17.8
									29,959	30,007	83.3
Food Distributors
Clark Restaurant Service, LLC (d/b/a CRS OneSource)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.65%	06/14/24	05/10/29	4,896	4,844	4,886	13.6
									4,844	4,886	13.6
Health Care Facilities
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.25%	9.15%	09/19/24	07/02/31	12,943	12,843	12,943	36.0
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (1M)	5.25%	9.15%	09/19/24	07/02/31	558	553	558	1.5
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.25%	9.15%	09/19/24	07/02/31	—	—	7	—
									13,396	13,508	37.5

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Health Care Services
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.25%	10.23%	04/11/23	03/01/29	4,913	$4,853	$4,913	13.6%
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (6M)	6.25%	10.23%	04/11/23	03/01/29	—	—	6	—
									4,853	4,919	13.6
Health Care Technology
Impact Advisors, LLC	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.57%	05/01/25	03/21/31	4,137	4,106	4,137	11.5
Impact Advisors, LLC(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.57%	05/01/25	03/21/31	312	311	320	0.9
Impact Advisors, LLC	First Lien Secured Revolving Loan	1.00%	Prime	3.50%	10.50%	05/01/25	03/21/31	140	139	142	0.4
									4,556	4,599	12.8
Household Appliances
Smalto Inc. (d/b/a PEMCO International)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (3M)	6.25%	8.84%	05/04/22	04/28/28	6,198	6,494	7,019	19.5
Smalto Inc. (d/b/a PEMCO International)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	10.22%	05/04/22	04/28/28	944	939	944	2.6
									7,433	7,963	22.1
Household Products
NM Z Holdco Inc. (d/b/a Zep, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.07%	08/12/25	06/30/31	9,831	9,753	9,907	27.5
NM Z Holdco Inc. (d/b/a Zep, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.07%	03/16/26	06/30/31	—	—	7	—
									9,753	9,914	27.5
Human Resource & Employment Services
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.75%	9.82%	03/24/25	02/19/30	2,507	2,473	2,475	6.9
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.75%	9.82%	03/24/25	02/19/30	—	—	—	—
									2,473	2,475	6.9
Industrial Machinery & Supplies & Components
Vibration Mountings & Controls, Inc.	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.00%	9.04%	08/05/26	06/23/31	6,378	6,287	6,291	17.5
Vibration Mountings & Controls, Inc.(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.00%	9.04%	08/05/26	06/23/31	—	—	1	—
Vibration Mountings & Controls, Inc.(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.00%	9.04%	08/05/26	06/23/31	—	—	—	—
									6,287	6,292	17.5
Integrated Telecommunication Services
Intermedia Cloud Communications, Inc. (d/b/a Intermedia.net, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (1M)	5.50%	9.40%	08/05/26	11/26/31	6,667	6,604	6,607	18.4
Intermedia Cloud Communications, Inc. (d/b/a Intermedia.net, Inc.)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (1M)	5.50%	9.40%	08/05/26	11/26/31	—	—	—	—
									6,604	6,607	18.4

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
IT Consulting & Other Services
Cennox, Inc. (d/b/a Cennox)	First Lien Secured Term Loan	1.00%	SOFR (6M)	6.75%	10.72% PIK	09/11/24	05/04/29	3,783	$3,764	$3,556	9.9%
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Term Loan	1.00%	SONIA	6.75%	10.60% PIK	09/11/24	05/04/29	594	777	740	2.1
Cennox, Inc. (d/b/a Cennox)(9)	First Lien Secured Term Loan	1.00%	EurIBOR (6M)	7.00%	9.77% PIK	09/11/24	05/04/29	663	732	710	2.0
Cennox, Inc. (d/b/a Cennox)(16)	First Lien Secured Revolving Loan	1.00%	Base Rate	6.75%	10.88% PIK	09/11/24	05/04/29	154	153	144	0.4
Cennox Holdings Limited (d/b/a Cennox)(8)	First Lien Secured Revolving Loan	1.00%	SONIA	6.75%	10.88% PIK	09/11/24	05/04/29	181	237	226	0.6
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Term Loan	1.00%	SOFR (6M)	5.25%	9.18%	05/10/23	04/10/29	8,490	8,394	8,336	23.2
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (6M)	5.25%	9.18%	05/10/23	04/10/29	1,799	1,778	1,759	4.9
MGT Merger Target, LLC (d/b/a MGT Consulting Group)(15)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.44%	10.86%	04/07/25	04/10/28	830	823	820	2.3
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.72%	01/27/21	01/02/29	10,724	10,677	10,052	27.9
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	5.50%	9.47%	01/27/21	01/02/29	2,893	2,880	2,712	7.5
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.47%	01/27/21	01/02/29	—	—	(83)	(0.2)
Turnberry Solutions, Inc.	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.00%	9.97%	08/10/21	03/02/28	5,856	5,844	5,856	16.3
Turnberry Solutions, Inc.	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	6.00%	9.97%	08/10/21	03/02/28	—	—	1	—
									36,059	34,829	96.9
Multi-Utilities
ELM DebtCo, LLC (d/b/a ELM Utility Services)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.50%	8.57%	11/20/25	11/14/31	5,501	5,454	5,501	15.3
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.50%	8.57%	11/20/25	11/14/31	—	—	5	—
ELM DebtCo, LLC (d/b/a ELM Utility Services)(6)(14)	First Lien Secured Revolving Loan	1.00%	Base Rate	4.17%	9.01%	11/20/25	11/14/31	756	749	760	2.1
									6,203	6,266	17.4
Packaged Foods & Meats
PANOS Brands, LLC	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.75%	9.65%	06/14/24	05/14/29	3,952	3,910	3,952	11.0
PANOS Brands, LLC	First Lien Secured Revolving Loan	1.00%	Prime	4.75%	11.75%	06/14/24	05/14/29	122	121	125	0.3
TableTrust Brands LLC (d/b/a Hain Pure Protein Corporation)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.00%	9.99%	12/24/24	06/28/28	2,724	2,704	2,724	7.6
									6,735	6,801	18.9
Paper & Plastic Packaging Products & Materials
Max Solutions, Inc.(12)	First Lien Secured Term Loan	1.00%	SOFR (3M)	6.91%	10.88%	10/07/22	09/29/28	6,399	6,356	6,399	17.8
Max Solutions, Inc.(12)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	6.90%	10.88%	10/07/22	09/29/28	406	405	406	1.1
Max Solutions, Inc.(10)(12)	First Lien Secured Revolving Loan	1.00%	CORRA	6.90%	10.88%	10/07/22	09/29/28	—	—	1	—
WCHG Buyer, Inc. (d/b/a Handgards, LLC)	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.51%	04/01/25	04/10/31	11,506	11,443	11,427	31.7
									18,204	18,233	50.6
Personal Care Products
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (1M)	5.00%	8.90%	03/05/25	01/31/31	3,870	3,828	3,870	10.7
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (1M)	5.00%	8.90%	03/05/25	01/31/31	—	—	9	—
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	5.00%	8.90%	03/05/25	01/31/31	—	—	7	—
Meta Buyer LLC (d/b/a Metagenics, LLC)	First Lien Secured Term Loan	0.75%	SOFR (3M)	5.25%	9.00%	02/04/26	12/22/31	6,686	6,628	6,653	18.5
Meta Buyer LLC (d/b/a Metagenics, LLC)(9)	First Lien Secured Term Loan	0.75%	EurIBOR (3M)	5.25%	7.56%	02/04/26	12/22/31	4,598	5,379	5,181	14.4
Meta Buyer LLC (d/b/a Metagenics, LLC)	First Lien Secured Delayed Draw Loan	0.75%	SOFR (3M)	5.25%	9.00%	03/30/26	12/22/31	1,607	1,597	1,602	4.4
Meta Buyer LLC (d/b/a Metagenics, LLC)(6)	First Lien Secured Revolving Loan	0.75%	SOFR (3M)	5.25%	9.20%	03/30/26	12/22/31	440	436	442	1.2
									17,868	17,764	49.2

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Issuer	Investment Type(1)	Floor	Reference Rate(2)	Spread Above Index	Interest Rate(3)	Acquisition Date(4)	Maturity Date	Principal/ Share Amount	Amortized Cost	Fair Value(5)	Fair Value As A Percentage of Members' Equity
Real Estate Services
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Term Loan	1.00%	SOFR (1M)	6.50%	10.50%	03/01/22	01/21/27	5,069	$5,062	$4,739	13.2%
NPAV Lessor Corp. (d/b/a Nationwide Property & Appraisal Services, LLC)	First Lien Secured Revolving Loan	1.00%	SOFR (1M)	6.50%	10.50%	03/01/22	01/21/27	725	724	678	1.9
									5,786	5,417	15.1
Research & Consulting Services
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	First Lien Secured Term Loan	0.75%	SOFR (3M)	6.00%	9.76%	01/10/24	11/21/29	3,553	3,507	3,483	9.7
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)(14)	First Lien Secured Revolving Loan	0.75%	Base Rate	6.00%	9.73%	01/10/24	11/21/28	446	441	439	1.2
									3,948	3,922	10.9
Water Utilities
The Crom Corporation	First Lien Secured Term Loan	1.00%	SOFR (3M)	4.75%	8.57%	03/05/25	01/31/31	4,019	3,975	4,019	11.2
The Crom Corporation(6)	First Lien Secured Delayed Draw Loan	1.00%	SOFR (3M)	4.75%	8.53%	03/05/25	01/31/31	1,002	992	1,004	2.8
The Crom Corporation(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	4.75%	8.57%	03/05/25	01/31/31	120	119	126	0.3
									5,086	5,149	14.3
Wireless Telecommunication Services
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	First Lien Secured Term Loan	1.00%	SOFR (3M)	5.50%	9.23%	08/05/26	07/21/32	6,923	6,789	6,787	18.9
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)(6)	First Lien Secured Revolving Loan	1.00%	SOFR (3M)	5.50%	9.23%	08/05/26	07/21/32	—	—	—	—
									6,789	6,787	18.9
Total Investments									$332,711	$332,601	923.8%
Money market funds (included in cash and cash equivalents and restricted cash and cash equivalents)
Goldman Sachs Financial Square Treasury Obligations Fund(11)	Share class: Administration (CUSIP: 38141W315)				3.63%				$1,582	$1,582	4.4%
JPMorgan U.S. Treasury Plus Money Market Fund(11)	Share class: Agency (CUSIP: 4812C2742)				3.75%				3,246	3,246	9.0
Total Money Market Funds									4,828	4,828	13.4
Total Investments and Money Market Funds									$337,539	$337,429	937.2%

Forward Currency Contracts

Counterparty	Currency to be sold (purchased)		Currency to be purchased (sold)		Settlement date	Unrealized appreciation	Unrealized depreciation
Morgan Stanley	€1,009	EUR	$1,169	USD	11/6/26	$25	$—
Morgan Stanley	£138	GBP	$186	USD	11/6/26	3	—
Total						$28	$—
(1)	Except as noted, all investments provide collateral for the STRS JV Credit Facility and are domiciled in the United States.
(2)	The investments bear interest at a rate that may be determined by reference to SOFR, CORRA, SONIA, Prime, or EurIBOR, which resets monthly, quarterly or semiannually. The one, three and six-month SOFR were 3.9%, 4.1% and 4.3%, respectively, as of September 30, 2026. The Prime was 7.0% as of September 30, 2026. The three-month CORRA was 2.4%. The one, three and six-month EurIBOR was 2.5%, 2.6% and 3.1%, respectively, as of September 30, 2026. The SONIA was 3.7% as of September 30, 2026.
(3)	The interest rate is the “all-in-rate” including the current index and spread, the fixed rate, and the PIK interest rate, as the case may be.
(4)	Except as otherwise noted, all of STRS JV’s portfolio company investments, which as of the date of the portfolio represented 923.8% of STRS JV’s members’ equity or 96.7% of STRS JV’s total assets, are subject to legal restrictions on sales.
(5)	The fair value of each investment was determined using significant unobservable inputs.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

(6)	The investment or a portion of the investment does not provide collateral for the STRS JV Credit Facility.
(7)	The investment was comprised of two contracts, which were indexed to SOFR (1M) and SOFR (3M).
(8)	Principal amount is denominated in GBP and the issuer is domiciled in the United Kingdom.
(9)	Principal amount is denominated in EUR.
(10)	Principal amount is denominated in CAD.
(11)	The rate shown is the annualized seven-day yield as of September 30, 2026.
(12)	Investment is structured as a unitranche loan in which the STRS JV may receive additional interest on its “last out” tranche of the portfolio company’s senior term debt, which was previously syndicated into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.
(13)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (1M).
(14)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (3M).
(15)	The investment was comprised of two contracts, which were indexed to Prime and SOFR (6M).
(16)	The investment was comprised of two contracts, which were indexed to SOFR (3M) and SOFR (6M).

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

September 30, 2026

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

As of September 30, 2026 and December 31, 2025, the portfolio companies underlying STRS JV’s investments are all located in the United States and its territories except for Cennox Holdings Limited, which is domiciled in the United Kingdom.

As of September 30, 2026 and December 31, 2025, STRS JV had no investments on non-accrual status.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Below is certain summarized financial information for STRS JV as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025:

Selected Balance Sheet Information ($ in thousands)	As of September 30, 2026	As of December 31, 2025
Assets
Investments, at fair value (amortized cost of $332,711 and $323,601 respectively)	$332,601	$323,552
Cash and cash equivalents	8,805	10,902
Interest receivable	2,590	1,256
Amounts receivable on unsettled investment transactions	31	16
Unrealized appreciation on foreign currency forward contracts	28	—
Other assets	19	161
Total assets	$344,074	$335,887
Liabilities
Credit facility (net of unamortized debt issuance costs of $1,961 and $2,425, respectively)	$161,256	$169,488
Note payable to members	140,000	128,459
Distribution payable	1,784	—
Interest payable on credit facility	687	861
Interest payable on notes to members	3,480	3,370
Unrealized depreciation on foreign currency forward contracts	—	22
Other liabilities	865	815
Total liabilities	308,072	303,015
Members’ equity	36,002	32,872
Total liabilities and members’ equity	$344,074	$335,887

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information ($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and fee income	$9,069	$9,660	$26,173	$27,242
Total investment income	$9,069	$9,660	$26,173	$27,242
Interest expense on credit facility	3,092	3,387	9,115	9,588
Interest expense on notes to members	3,480	3,481	10,037	10,432
Administrative fee	172	178	506	500
Other expenses	369	270	1,159	703
Total expenses	$7,113	$7,316	$20,817	$21,223
Net investment income	1,956	2,344	5,356	6,019
Net realized gains (losses) on investments and foreign currency transactions	17	(1)	(124)	14
Net change in unrealized appreciation (depreciation) on investments and foreign currency translations	(397)	(852)	643	(2,286)
Net increase in members’ equity resulting from operations	$1,576	$1,491	$5,875	$3,747

STRS JV had outstanding commitments to fund investments totaling $40,312, and $41,415 under delayed draw term loan commitments and undrawn revolvers as of September 30, 2026 and December 31, 2025, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The following table summarizes STRS JV’s unfunded commitments as of September 30, 2026 and December 31, 2025:

Unfunded Commitment ($ in thousands)	As of September 30, 2026	As of December 31, 2025
Revolving Loan Commitments:
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	$801	$801
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	514	514
Banner Acquisition Holdings, LLC (d/b/a Banner Industries, Inc.)	952	952
Barrett Purchaser LLC (d/b/a SIB Development and Consulting, Inc.)	1	75
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	253	604
ELM DebtCo, LLC (d/b/a ELM Utility Services)	504	1,260
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	646	646
HRG Management, LLC (d/b/a HomeRiver Group, LLC)	—	384
Impact Advisors, LLC	327	467
Industrial Service Solutions WC, Inc. (d/b/a Industrial Service Solutions, LLC)	607	—
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	455	455
Intermedia Cloud Communications, Inc. (d/b/a Intermedia.net, Inc.)	833	—
ITS Buyer Inc. (d/b/a ITS Logistics, LLC)	—	592
Juniper Landscaping Holdings LLC	696	883
KORE Wireless Group Inc. (d/b/a KORE Group Holdings, Inc.)	577	867
LINC Systems, LLC	—	672
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	1,727	1,727
Marlin DTC-LS Midco 2, LLC (d/b/a Clarus Commerce, LLC)	687	981
Max Solutions, Inc.(1)	157	162
Maxor Acquisition, Inc. (d/b/a Maxor National Pharmacy Services, LLC)	485	485
Meta Buyer LLC (d/b/a Metagenics, LLC)	1,034	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	—	116
NM Z Holdco Inc. (d/b/a Zep, Inc.)	1,200	1,200
PANOS Brands, LLC	335	457
PGI Parent LLC (d/b/a Prime Electric, Inc.)	368	—
Pirtek Holdco, LLC (d/b/a Pirtek USA, LLC)	1,000	1,000
Principal Lighting Group, LLC (d/b/a Principal Industries, LLC)	469	469
Quest Events, LLC	124	206
RCKC Acquisitions LLC (d/b/a KSM Consulting, LLC)	1,422	1,422
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	1,920	1,920
The Crom Corporation	600	408
Trailhead Media LLC	870	870
TriplePoint Acquisition Holdings LLC (d/b/a TriplePoint MEP Holdings, LLC)	1,244	1,244
Turnberry Solutions, Inc.	645	645
Vibration Mountings & Controls, Inc.	717	—
Total unfunded revolving loan commitments	22,170	22,484

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Unfunded Commitment ($ in thousands)	As of September 30, 2026	As of December 31, 2025
Delayed Draw Loan Commitments:
AB Centers Acquisition Corporation (d/b/a AB Centers Acquisition Corp.)	—	731
APG Lions Purchaser, LLC (d/b/a CF Stinson, Inc.)	—	1,371
Apollon Holdings, LLC (d/b/a Apollon Wealth Management, LLC)	2,481	5,223
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	980	476
ELM DebtCo, LLC (d/b/a ELM Utility Services)	1,260	1,260
G-2 Lather Acquisition Corp. (d/b/a Creative Laboratories, Inc.)	1,616	1,616
Impact Advisors, LLC	2,021	2,333
Marki Microwave, LLC (d/b/a Marki Microwave, Inc.)	1,727	1,727
Meta Buyer LLC (d/b/a Metagenics, LLC)	1,769	—
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	868	—
SCIC Buyer, Inc. (d/b/a SIGMA Corporation)	1,625	1,625
The Crom Corporation	188	395
Trailhead Media LLC	2,174	2,174
Vibration Mountings & Controls, Inc.	1,433	—
Total unfunded delayed draw loan commitments	18,142	18,931
Total Unfunded Commitments	$40,312	$41,415

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

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

A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of the Level 3 category as of the beginning of the quarter in which the reclassifications occur. During the nine months ended September 30, 2026  and year ended December 31, 2025, there were no changes in the observability of valuation inputs that would have resulted in a reclassification of assets between any levels.

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

The following table presents investments (as shown on the consolidated schedule of investments) that were measured at fair value as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
First lien secured loans	$—	$—	$402,323	$402,323
Second lien secured loans	—	—	5,005	5,005
Unsecured loans	—	—	1,377	1,377
Subordinated Note to STRS JV	—	—	92,000	92,000
Equity (excluding STRS JV)	—	—	44,708	44,708
Equity in STRS JV(1)	—	—	—	23,660
Total investments	$—	$—	$545,413	$569,073
(1)	The Company’s equity investment in STRS JV is measured using the net asset value per share as a practical expedient for fair value, and thus has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The Company’s money market funds (included in cash and cash equivalents and restricted cash and cash equivalents), which were valued at $20,089 as of September 30, 2026, are characterized in Level 1 of the fair value hierarchy.

The Company’s forward currency contracts, which were valued at ($8) as of September 30, 2026, are characterized in Level 2 of the hierarchy.

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

September 30, 2026

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2026:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended September 30, 2026	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$413,701	$4,977	$1,345	$86,256	$40,562	$546,841
Funding of investments	24,191	—	—	5,744	10	29,945
Non-cash interest income	333	29	32	—	—	394
Accretion of discount	484	6	2	—	—	492
Proceeds from paydowns and sales	(34,317)	—	—	—	(171)	(34,488)
Conversions	(2,813)	—	—	—	2,813	—
Realized gains (losses)	(3,834)	—	—	—	147	(3,687)
Net unrealized appreciation (depreciation)	4,578	(7)	(2)	—	1,347	5,916
Fair value, end of period	$402,323	$5,005	$1,377	$92,000	$44,708	$545,413
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2026	$4,520	$(7)	$(1)	$—	$1,318	$5,830

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Nine months ended September 30, 2026	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$429,573	$4,839	$1,286	$84,416	$36,933	$557,047
Funding of investments	82,379	—	—	7,584	154	90,117
Non-cash interest income	1,364	85	91	—	—	1,540
Accretion of discount	1,644	17	4	—	—	1,665
Proceeds from paydowns and sales	(106,211)	—	—	—	(171)	(106,382)
Conversions	(2,813)	—	—	—	2,813	—
Realized gains (losses)	(8,169)	—	—	—	147	(8,022)
Net unrealized appreciation (depreciation)	4,556	64	(4)	—	4,832	9,448
Fair value, end of period	$402,323	$5,005	$1,377	$92,000	$44,708	$545,413
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2026	$1,655	$65	$(4)	$—	$4,808	$6,524

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The following table presents the changes in investments measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2025:

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Three months ended September 30, 2025	Loans	Loans	Loans	JV	Equity	Investments
Fair value, beginning of period	$488,079	$3,384	$1,230	$84,416	$30,458	$607,567
Funding of investments	21,869	—	—	—	21	21,890
Non-cash interest income	377	18	29	—	—	424
Accretion of discount	683	—	(2)	—	—	681
Proceeds from paydowns and sales	(76,435)	—	—	—	(355)	(76,790)
Conversions	(3,291)	—	—	—	3,291	—
Realized gains (losses)	(2,111)	—	—	—	41	(2,070)
Net unrealized appreciation (depreciation)	(4,699)	—	1	—	24	(4,674)
Fair value, end of period	$424,472	$3,402	$1,258	$84,416	$33,480	$547,028
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2025	$(4,621)	$—	$(2)	$—	$27	$(4,596)

	First Lien	Second Lien		Subordinated
	Secured	Secured	Unsecured	Notes to STRS		Total
Nine months ended September 30, 2025	Loans	Loans	Notes	JV	Equity	Investments
Fair value, beginning of period	$502,693	$8,342	$1,175	$84,416	$22,846	$619,472
Funding of investments	112,338	—	—	—	21	112,359
Non-cash interest income	1,530	155	83	—	—	1,768
Accretion of discount	2,555	48	—	—	—	2,603
Proceeds from paydowns and sales	(171,875)	(5,096)	—	—	(355)	(177,326)
Conversions	(10,400)	—	—	—	10,400	—
Realized gains (losses)	(23,782)	—	—	—	41	(23,741)
Net unrealized appreciation (depreciation)	11,413	(47)	—	—	527	11,893
Fair value, end of period	$424,472	$3,402	$1,258	$84,416	$33,480	$547,028
Change in unrealized appreciation (depreciation) on investments still held as of September 30, 2025	$(8,532)	$—	$(4)	$—	$524	$(8,012)

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

September 30, 2026

(in thousands, except share and per share data)

The following tables summarize the significant unobservable inputs the Company used to value the majority of its investments categorized within Level 3 as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Company’s determination of fair values. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment, but they do not represent a range of values for any one investment.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	September 30, 2026	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$381,555	Discounted cash flow analysis	Discount Rate	3.0% - 16.5% (10.4%)
	12,788	Enterprise value analysis	EBITDA Multiple	5.7 - 8.7 (6.9)
	7,980	Recent transaction	Transaction Price	98.0 - 98.5 (98.5)
Second lien secured loans	5,005	Discounted cash flow analysis	Discount rate	9.0% - 15.6% (11.1%)
Unsecured loans	1,377	Discounted cash flow analysis	Discount rate	7.4% - 7.8% (7.6%)
Subordinated Notes to STRS JV	92,000	Enterprise value analysis	n/a	n/a
Common equity	26,125	Enterprise value analysis	EBITDA multiple	5.8 - 12.0 (8.1)
	8,502	Enterprise value analysis	Revenue Multiple	2.4 - 2.4 (2.4)
Preferred equity	9,689	Enterprise value analysis	EBITDA multiple	6.3 - 10.0 (7.5)
Warrant	214	Option Pricing Model	Volatility	30.0% - 30.0% (30.0%)
	178	Enterprise value analysis	EBITDA Multiple	5.8 - 5.8 (5.8)
Total Level 3 Investments	$545,413
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

	Fair Value as of	Valuation	Unobservable	Range
Investment Type	December 31, 2025	Techniques	Inputs	(Weighted Average)(1)
First lien secured loans	$358,708	Discounted cash flow analysis	Discount Rate	7.9% - 33.5% (11.2%)
	51,846	Recent transaction	Transaction Price	96.8 - 99.6 (98.3)
	17,290	Enterprise value analysis	EBITDA Multiple	5.5 - 8.2 (7.4)
	1,729	Enterprise value analysis	Revenue Multiple	0.9 - 0.9 (0.9)
Second lien secured loans	3,404	Discounted cash flow analysis	Discount rate	9.5% - 9.5% (9.5%)
	1,435	Recent transaction	Transaction Price	91.4 - 91.4 (91.4)
Unsecured loans	1,286	Discounted cash flow analysis	Discount rate	13.1% - 13.3% (13.2%)
Subordinated Notes to STRS JV	84,416	Enterprise value analysis	n/a	n/a
Common equity	21,572	Enterprise value analysis	EBITDA multiple	6.5 - 12.9 (8.6)
	9,144	Enterprise value analysis	Revenue Multiple	0.9 - 2.3 (2.3)
Preferred equity	5,815	Enterprise value analysis	EBITDA multiple	6.5 - 10.0 (6.9)
Warrant	197	Option Pricing Model	Volatility	27.0% - 27.0% (27.0%)
	205	Enterprise value analysis	EBITDA Multiple	7.4 - 7.4 (7.4)
Total Level 3 Investments	$557,047
(1)	Unobservable inputs were weighted by the relative fair value of the investments.

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

September 30, 2026

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

The following table presents the principal amount and fair value of the Company’s borrowings as of September 30, 2026 and December 31, 2025. The fair value of the Credit Facility (as defined in Note 6) was estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if available. As of September 30, 2026, and December 31, 2025 the Credit Facility approximates its carrying value presented net of unamortized debt issuance costs and original issuance discount, net of accretion. The fair value of the Company’s 5.375% private notes due 2026 (the “5.375% 2026 Notes”), the 4.00% notes due 2026 (the “4.000% 2026 Notes”), the 5.625% private notes due 2027 (the “5.625% 2027 Notes”) and the 4.25% private notes due 2028 (the “4.250% 2028 Notes”) were estimated using discounted future cash flows to the valuation date. As of September 30, 2026 and December 31, 2025, the fair value of the 7.875% 2028 Notes and 2025 CLO Notes (as defined in Note 6) approximates the principal amounts outstanding.

		As of September 30, 2026		As of December 31, 2025
	Fair
	Value Level	Principal Amount Outstanding	Fair Value	Principal Amount Outstanding	Fair Value
2025 CLO Notes	3	$174,000	$174,000	$174,000	$174,000
Credit Facility	3	—	—	—	—
5.375% 2026 Notes	3	10,000	9,967	10,000	9,948
4.000% 2026 Notes	3	75,000	74,496	75,000	73,649
5.625% 2027 Notes	3	10,000	9,810	10,000	9,941
4.250% 2028 Notes	3	25,000	23,465	25,000	23,865
7.875% 2028 Notes	3	34,500	34,500	34,500	34,500
		$328,500	$326,238	$328,500	$325,903

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

NOTE 6 – BORROWINGS

The 1940 Act permits the Company to issue “senior securities,” in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain conditions are met) after such incurrence or issuance. Effective August 2, 2018 following stockholder approval, the Company’s asset coverage requirements applicable to senior securities decreased from 200% to 150%, effective August 2, 2018. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage for borrowed amounts were 177.3% and 179.1%, respectively.

Total borrowings outstanding and available as of September 30, 2026, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility	1/17/2030	S+2.250%	$—	$(1,093)	$50,000
2025 CLO Notes(1)	5/25/2037	S+1.700%	174,000	172,106	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,995	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,928	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,970	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,887	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,962	—
Total debt			$328,500	$324,756	$50,000
(1)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

Total borrowings outstanding and available as of December 31, 2025, were as follows:

	Maturity	Rate	Principal Amount Outstanding	Amortized Cost	Available
Credit Facility	1/17/2030	S+2.250%	$—	$(1,342)	$100,000
2025 CLO Notes(1)	5/25/2037	S+1.700%	174,000	171,973	—
5.375% 2026 Notes	12/4/2026	5.375%	10,000	9,973	—
4.000% 2026 Notes	12/15/2026	4.000%	75,000	74,673	—
5.625% 2027 Notes	12/4/2027	5.625%	10,000	9,952	—
4.250% 2028 Notes	12/6/2028	4.250%	25,000	24,848	—
7.875% 2028 Notes	9/15/2028	7.875%	34,500	33,757	—
Total debt			$328,500	$323,834	$100,000
(1)	Amounts presented represent outstanding amounts held by external parties (i.e., not eliminated in consolidation) on an aggregate basis with the interest rate representing the weighted-average stated coupon rate based on principal amounts outstanding; refer to “2025 CLO Securitization” within this Note 6 for further details.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

On March 10, 2026, the terms of the Credit Facility were amended to, among other things, reduce the availability under the Credit Facility to $50,000 from $100,000.

The Credit Facility bears interest at SOFR for USD denominated borrowings, EurIBOR for EUR denominated borrowings, CORRA for CAD denominated borrowings, and SONIA for GBP denominated borrowings, plus, in each case, a spread of 2.25% on outstanding borrowings. The Company is required to pay a non-usage fee which accrues at 0.55% per annum on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The Company is also required to pay a minimum outstanding borrowing fee which accrues at 2.25% per annum on the average daily outstanding principal borrowing amounts below the minimum funding amount. The minimum borrowing requirement is $25,000 as of September 30, 2026. In connection with the Credit Facility, WhiteHorse Credit pledged securities with a fair value of approximately $114,393 as of September 30, 2026. The Credit Facility has a maturity date of January 17, 2030.

Under the Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, including leverage restrictions, reporting requirements and other customary requirements for similar credit facilities.

As of September 30, 2026, the Company had no outstanding borrowings and $50,000 undrawn under the Credit Facility. Weighted average outstanding borrowings was zero for the three and nine months ended September 30, 2026. As of September 30, 2026, the interest rate in effect on outstanding borrowings was zero. The Company’s ability to draw down undrawn funds under the Credit Facility is determined by collateral and portfolio quality requirements stipulated in the credit and security agreement. As of September 30, 2026, due to borrowing base limitations, approximately $30,091 was available to be drawn by the Company based on these requirements.

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

For the three and nine months ended September 30, 2026, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the Credit Facility were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Credit Facility Interest Expense ($ in thousands)	2026	2025	2026	2025
Stated Interest Expense	$179	$283	$668	$6,359
Amortization of debt issuance costs	83	83	249	271
Total interest and other debt financing costs	$262	$366	$917	$6,630
Capital paid for interest expense	$179	$316	$696	$7,330
Annualized average stated interest rate	—%	—%	—%	6.5%
Average outstanding balance	$—	$—	$—	$103,349

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The debt tranches offered in the 2025 CLO Securitization were issued by WHF CLO, a wholly-owned subsidiary of WhiteHorse Finance, and executed through a private placement comprised of both senior secured floating rate notes and loans (the “2025 Senior CLO Notes”) as well as subordinated notes (the “2025 Subordinated CLO Notes”). The 2025 Senior CLO Notes consisted of (i) $174,000 of AAA-rated Class A Notes and Class A-L Loans, issued in the aggregate and pari passu to one another (the “Class A Notes”); (ii) $30,000 of AA-rated Class B Notes (the “Class B Notes”); (iii) $24,000 of A-rated Class C Notes (the “Class C Notes”). Additionally, $70,150 of 2025 Subordinated CLO Notes were issued, which do not bear interest but are entitled to all of the residual principal and interest payments made on the loan portfolio of assets collateralizing the 2025 CLO Securitization, net of the interest expense and debt principal payments distributed to the holders of the 2025 Senior CLO Notes. The 2025 Senior CLO Notes, together with the 2025 Subordinated CLO Notes, are collectively referred to herein as the “2025 CLO Notes”. As of September 30, 2026, the Company indirectly retained $30,000 of the Class B Notes, $24,000 of the Class C Notes and $70,150 of the 2025 Subordinated CLO Notes. The Class A Notes are included in the consolidated statements of assets and liabilities as debt of the Company. As of September 30, 2026, the Class B Notes, Class C Notes and 2025 Subordinated CLO Notes were eliminated in consolidation.

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of September 30, 2026:

		Sep 30, 2026
CLO Note Tranches ($ in thousands)	Maturity	Principal	Interest Rate
Class A Notes	5/25/2037	$174,000	SOFR (3M) + 1.70%
Class B Notes(1)	5/25/2037	30,000	SOFR (3M) + 2.15%
Class C Notes(1)	5/25/2037	24,000	SOFR (3M) + 2.80%
2025 Subordinated CLO Notes(1)	5/25/2037	70,150	None
Total Notes		$298,150
(1)	The Company retained the Class B Notes, Class C Notes and Subordinated Notes issued in the 2025 CLO Securitization, which are eliminated in consolidation.

As part of the 2025 CLO Securitization, the Company entered into master loan sale agreements that provide for the sale of assets on the 2025 CLO Securitization closing date as well as for future sales from the Company to WHF CLO. The 2025 CLO Securitization is collateralized and secured by a diversified portfolio of senior secured loans or participation interests therein with the potential for reinvestment in (i) first and second lien loans or participation interests therein, (ii) corporate bonds or (iii) loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code (“DIP loans”). Through May 25, 2029, all principal collections received on the underlying collateral may be used by WHF CLO to purchase new collateral (allowing the Company to maintain the initial leverage obtained in the 2025 CLO Securitization) under the direction of H.I.G. Capital, L.L.C., an affiliate of the Investment Adviser, in its capacity as the collateral manager to WHF CLO (the “CLO Investment Manager”), and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 CLO Securitization; any fees that the CLO Investment Manager would otherwise be entitled to for providing such services has been waived. The 2025 CLO Notes are scheduled to mature on May 25, 2037; however, they may be redeemed by the Company, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the CLO Investment Manager) or (ii) the CLO Investment Manager (with the consent of a majority of the 2025 Subordinated CLO Notes), in each case, on any business day on or after June 10, 2027.

As of September 30, 2026, there were 35 portfolio companies with a total fair value of approximately $288,836 securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements. As of September 30, 2026, the interest rate in effect on outstanding borrowings was 5.4%.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294,585 securing the 2025 CLO Securitization. As of December 31, 2025, the interest rate in effect on outstanding borrowings was 5.6%.

The interest charged under the 2025 CLO Securitization is based on three-month Term SOFR. For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 2025 CLO Securitization were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
2025 CLO Notes Interest Expense ($ in thousands)	2026	2025	2026	2025
Stated Interest Expense	$2,392	$2,650	$7,159	$3,261
Amortization of debt issuance costs	44	44	133	54
Total interest and other debt financing costs	$2,436	$2,694	$7,292	$3,315
Capital paid for interest expense	$2,347	$—	$7,163	$—
Annualized average stated interest rate	5.4%	6.0%	5.4%	6.0%
Average outstanding balance	$174,000	$174,000	$174,000	$72,022

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense, cash paid for interest, annualized average stated interest rates and average outstanding balances for the 5.375% 2025 Notes, 5.375% 2026 Notes, 4.000% 2026 Notes, 5.625% 2027 Notes, 4.250% 2028 Notes and 7.875% 2028 Notes (together, the "Senior Unsecured Notes") were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Senior Unsecured Notes Interest Expense ($ in thousands)	2026	2025	2026	2025
Stated Interest Expense	$1,970	$2,501	$5,910	$7,516
Amortization of debt issuance costs	180	222	540	648
Total interest and other debt financing costs	$2,150	$2,723	$6,450	$8,164
Capital paid for interest expense	$679	$1,629	$4,619	$6,643
Annualized average stated interest rate	5.1%	5.2%	5.1%	5.2%
Average outstanding balance	$154,500	$193,630	$154,500	$194,207

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

NOTE 7 - RELATED PARTY TRANSACTIONS

Investment Advisory Agreement: WhiteHorse Advisers serves as the Company’s investment adviser in accordance with the terms of an investment advisory agreement, which was executed by the Company on February 22, 2024 (the “Investment Advisory Agreement”). The Company’s board of directors most recently re-approved the Investment Advisory Agreement on October 29, 2026. Subject to the overall supervision of the Company’s board of directors, WhiteHorse Advisers manages the day-to-day operations of, and provides investment management services to, the Company. Under the terms of the Investment Advisory Agreement, WhiteHorse Advisers:

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

The following table details management fee expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
Management Fees ($ in thousands)	2026	2025	2026	2025
Base management fees	$2,580	$2,774	$7,683	$8,451
Total management fees	$2,580	$2,774	$7,683	$8,451

As of September 30, 2026 and December 31, 2025, management fees payable on the consolidated statements of assets and liabilities were $2,580 and $2,660, respectively.

Performance-based Incentive Fee

The performance-based incentive fee consists of two components that are independent of each other, except as provided by the Incentive Fee Cap and Deferral Mechanism discussed below.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

Each quarterly incentive fee is subject to the Incentive Fee Cap (as defined below) and a deferral mechanism through which the investment adviser may recoup a portion of such deferred incentive fees, which is referred to together as the “Incentive Fee Cap and Deferral Mechanism.”

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

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

On August 10, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the fiscal quarter ending September 30, 2026.

The following table provides a breakdown of the performance-based incentive fees for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
Performance-based Incentive Fees ($ in thousands)	2026	2025	2026	2025
Income incentive fee	$959	$1,525	$3,451	$4,876
Capital gains incentive fee	—	—	—	—
Performance-based incentive fees waived	(16)	—	(328)	—
Total performance-based incentive fees	$943	$1,525	$3,123	$4,876

As of September 30, 2026 and December 31, 2025, incentive fees payable on the consolidated statements of assets and liabilities were $15,768 and $19,157, respectively. As of September 30, 2026 and December 31, 2025, there were zero incentive fees payable on the consolidated statements of assets and liabilities for cumulative accruals of Capital Gains Incentive Fees under GAAP, including any amounts payable pursuant to the Investment Advisory Agreement as described above.

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

During both the three and nine months ended September 30, 2026 and 2025, the Company incurred $171 and $512 of allocated administrative service fees, respectively.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

Co-investments with Related Parties: As of September 30, 2026 and December 31, 2025, no officers or employees affiliated with or employed by WhiteHorse Advisers and its related entities maintained any co-investments in the Company’s or STRS JV’s investments.

As of September 30, 2026 and December 31, 2025, certain funds affiliated with WhiteHorse Advisers and its related entities maintained co-investments in the Company’s or STRS JV’s investments of $7,957,342 and $7,220,543, respectively.

STRS JV: For the three and nine months ended September 30, 2026, the Company sold $21,446 and $48,155 of investments to STRS JV and recognized $50 and $29 of net realized losses, respectively. For the three and nine months ended September 30, 2025, the Company sold $24,180 and $64,026 of investments to STRS JV and recognized $1 and $3 of net realized losses, respectively.

For the nine months ended September 30, 2026, sales of portfolio investments to the STRS JV totaled $48,155 in exchange for a net investment of $9,480 and cash proceeds of $38,675. For the nine months ended September 30, 2025, sales of portfolio investments to the STRS JV totaled $64,026 in exchange for cash.

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

The balance of unfunded commitments to extend credit was $28,286 and $40,994 as of September 30, 2026 and December 31, 2025, respectively. Commitments to extend credit consist principally of the unused portions of commitments that obligate the Company to extend credit, such as revolving credit arrangements or similar transactions. These commitments are often subject to financial or non-financial milestones and other conditions to borrow that must be achieved before the commitment can be drawn. In addition, the commitments generally have fixed expiration dates or other termination clauses. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

The following table summarizes the Company’s unfunded commitments as of September 30, 2026 and December 31, 2025:

Unfunded Commitments ($ in thousands)	As of September 30, 2026	As of December 31, 2025
Revolving Loan Commitments:
BUSA Acquisition Co. (d/b/a BankCard USA Merchant Services Inc.)	$643	$643
Claridge Products and Equipment, LLC	140	140
Cultural Experiences Abroad, LLC (d/b/a Cultural Experiences Abroad, Inc.)	373	—
EducationDynamics, LLC	780	840
Four Winds Health, LLC	625	625
Gulf Winds International Acquisition LLC (d/b/a Gulf Winds International, Inc.)	67	235
Infotree Holdco LLC (d/b/a Infotree Global Solutions LLC)	530	530
Juniper Landscaping Holdings LLC	534	677
Leviathan Intermediate Holdco, LLC	570	570
LogicMonitor, Inc.	778	778
Media Source, LLC (d/b/a Media Source Inc.)	525	825
Meta Buyer LLC (d/b/a Metagenics, LLC)	—	1,475
Quick Holdings, LLC (d/b/a Motivational Fulfillment)	630	945
M&M OpCo, LLC (d/b/a Escalent, Inc.)	186	238
NM Z Holdco Inc. (d/b/a Zep, Inc.)	623	—
PANOS Brands, LLC	302	412
PGI Parent LLC (d/b/a Prime Electric, Inc.)	—	923
Quest Events, LLC	53	88
Rewards Network Inc.	2,553	1,915
Ribbon Communications Operating Company, Inc. (d/b/a Ribbon Communications Inc.)	503	880
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	861	861
Sleep OpCo LLC (d/b/a 3Z Brands)	1,545	1,545
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	—	281
Telestream 2 LLC (d/b/a Telestream Holdings Corporation)	423	497
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	414	311
The Companion Brands Company LLC (d/b/a Outward Hound)	375	—
The Kyjen Company, LLC (d/b/a Outward Hound)	—	798
TOT Group, Inc. (d/b/a Netevia Group LLC)	553	553
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	325	428
Whitestone Home Furnishings, LLC (d/b/a Saatva, Inc.)	488	—
Zephyr Buyer, L.P. (d/b/a The Weather Company, LLC)	1,806	1,806
Total unfunded revolving loan commitments	17,205	19,819

Delayed Draw Loan Commitments:
Arcserve Cayman Opco LP (d/b/a Arcserve (USA), LLC)	1,422	1,422
Buckeye Acquiror LLC (d/b/a Superior Environmental Solutions, LLC)	—	601
Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC)	—	486
Four Winds Health, LLC	1,875	2,250
Juniper Landscaping Holdings LLC	1,657	2,769
Kelso Industries LLC	384	—
LogicMonitor, Inc.	1,000	1,000
Meta Buyer LLC (d/b/a Metagenics, LLC)	—	3,380
MGT Merger Target, LLC (d/b/a MGT Consulting Group)	—	1,076
Rewards Network Inc.	2,553	2,553
Salon Republic Holdings, LLC (d/b/a Salon Republic, LLC)	—	861
Surge Amuze Holdings Inc. (d/b/a Amuze Products II, Inc.)	—	451
Texas Express Wash, LLC (d/b/a ClearWater Express Wash)	1,113	2,485
TOT Group, Inc. (d/b/a Netevia Group LLC)	1,077	553
W&A Intermediate Co., LLC (d/b/a Wakefield & Associates, LLC)	—	1,288
Total unfunded delayed draw loan commitments	11,081	21,175
Total Unfunded Commitments	$28,286	$40,994

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

As of September 30, 2026, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, all of which were fully funded. As of December 31, 2025, the Company had commitments to fund equity interests and subordinated notes in STRS JV of $23,000 and $92,000, respectively, of which $1,896 and $7,584 were unfunded, respectively. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and STRS Ohio’s representatives on STRS JV’s board of managers.

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

No shares were issued pursuant to the ATM program during the three and nine months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026, the Company determined that it was unlikely to issue shares under its ATM Program. As a result, the Company reversed the remaining unamortized prepaid expenses associated with the ATM Program, totaling approximately $132. This amount is included in general and administrative expenses in the Consolidated Statements of Operations.

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

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

For the nine months ended September 30, 2026, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
January 1, 2026 to January 31, 2026	—	$—	$—	$7,578
February 1, 2026 to February 28, 2026	—	—	—	15,078
March 1, 2026 to March 31, 2026	412,620	7.31	3,016	12,062
April 1, 2026 to April 30, 2026	189,630	7.52	1,426	10,636
May 1, 2026 to May 31, 2026	155,324	7.29	1,132	9,504
June 1, 2026 to June 30, 2026	—	—	—	9,504
July 1, 2026 to July 31, 2026	—	—	—	9,504
August 1, 2026 to August 31, 2026	—	—	—	9,504
September 1, 2026 to September 30, 2026	—	—	—	9,504
Total	757,574	$7.36	$5,574

For the year ended December 31, 2025, shares purchased under the Repurchase Program, net of commissions paid, were as follows:

Monthly Period ($ in thousands, except share and per share data)	Total Number Of Shares Repurchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased Under the Plan	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan
November 1, 2025 to November 30, 2025	261,612	$7.21	$1,887	$13,113
December 1, 2025 to December 31, 2025	747,431	7.40	5,535	7,578
Total	1,009,043	$7.35	$7,422

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

f

NOTE 10 - FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights:

	Nine months ended September 30,
	2026	2025
Per share data:(1)
Net asset value, beginning of period	$11.68	$12.31
Net investment income	0.68	0.84
Net realized and unrealized gains (losses) on investments and foreign currency transactions	0.07	(0.58)
Net increase (decrease) in net assets resulting from operations	0.75	0.26
Purchases of common stock(2)	0.15	—
Per share adjustment related to share repurchases(3)	—	—
Distributions declared from net investment income	(0.76)	(1.16)
Net asset value, end of period	$11.82	$11.41
Total annualized return based on market value(4)	0.77%	(38.12)%
Total annualized return based on net asset value	8.54%	2.84%
Net assets, end of period	$253,954	$265,245
Per share market value at end of period	$6.99	$6.92
Shares outstanding end of period	21,476,471	23,243,088
Ratios/Supplemental Data:(5)
Ratio of expenses before incentive fees to average net assets(6)	14.26%	14.75%
Ratio of incentive fees to average net assets(7)	1.64%	2.32%
Ratio of total expenses to average net assets(6)(7)	15.90%	17.07%
Ratio of net investment income to average net assets(6)	7.81%	9.29%
Portfolio turnover ratio	14.61%	18.56%
(1)	Based on actual number of shares outstanding at the end of the period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	Represents the impact of share repurchases of common stock on the Company’s net asset value per share, due to repurchases at prices below net asset value. See Note 9, Stockholders’ Equity.
(3)	Includes the impact of different share amounts as a result of calculating certain per share data based on weighted average shares outstanding during the period and certain per share data based on the shares outstanding at the end of the period and as of the dividend record date.
(4)	Total return is based on the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with the DRIP.
(5)	With the exception of the portfolio turnover rate, ratios are reported on an annualized basis.
(6)	Calculated using total expenses, including income tax provision and excise tax expense. Non-recurring expenses are not annualized.
(7)	Calculated using total incentive fees, including voluntary incentive fees waived.

During the nine months ended September 30, 2026, excluding incentive fee waivers of $328, the ratios to average net assets consisting of the ratio of incentive fees, ratio of total expenses and ratio of net investment income would have been 1.81%, 16.07% and 7.64%, respectively.

Financial highlights are calculated for each securities class taken as a whole. An individual stockholder’s return and ratios may vary based on the timing of capital transactions.

WhiteHorse Finance, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

(in thousands, except share and per share data)

NOTE 11 - CHANGE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following information sets forth the computation of the basic and diluted per share net increase or decrease in net assets resulting from operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands except share and per share amounts)	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$6,511	$(556)	$16,233	$5,958
Weighted average shares outstanding	21,476,471	23,243,088	21,736,375	23,243,088
Basic and diluted per share net increase (decrease) in net assets resulting from operations	$0.30	$(0.02)	$0.75	$0.26

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

NOTE 13 - SUBSEQUENT EVENTS

On November 9, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next fiscal quarter ending December 31, 2026.

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

Our investment activities are managed by WhiteHorse Advisers and are supervised by our board of directors, a majority of whom are independent of us, WhiteHorse Advisers and its affiliates. Under the Investment Advisory Agreement, we have agreed to pay WhiteHorse Advisers an annual base management fee based on our average consolidated gross assets as well as an incentive fee based on our investment performance. Under our administration agreement (the "Administration Agreement") with H.I.G. WhiteHorse Administration, LLC ("WhiteHorse Administration"), we have agreed to reimburse WhiteHorse Administration for our allocable portion (subject to the review and approval of our independent directors) of overhead and other expenses incurred by WhiteHorse Administration in performing its obligations under the Administration Agreement.

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

We bear all other costs and expenses of our operations and transactions, including:

●	our organization;
●	calculating our net asset value and net asset value per share (including the costs and expenses of independent valuation firms);
●	expenses, travel expenses incurred by WhiteHorse Advisers or fees and expenses payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
●	the costs of all future offerings of common shares and other securities, and other incurrences of debt;
●	the base management fee and any incentive fee;
●	distributions on our shares;
●	transfer agent and custody fees and expenses;
●	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
●	brokerage fees and commissions;
●	registration fees;

●	listing fees;
●	taxes;
●	independent directors’ fees and expenses;
●	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
●	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
●	costs of holding stockholder meetings;
●	our fidelity bond;
●	directors and officers/errors and omissions liability insurance and any other insurance premiums;
●	litigation, indemnification and other non-recurring or extraordinary expenses;
●	direct costs and expenses of administration and operation, including audit and legal costs;
●	fees and expenses associated with marketing efforts, including deal sourcing and marketing to financial sponsors;
●	dues, fees and charges of any trade association of which we are a member; and
●	all other expenses reasonably incurred by us or WhiteHorse Administration in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief financial officer and chief compliance officer along with their respective staffs.

WhiteHorse Advisers or WhiteHorse Administration may pay for certain expenses that we incur, which are subject to reimbursement by us.

Recent Developments

On November 9, 2026, WhiteHorse Advisers voluntarily agreed to waive and reduce the incentive fee on net investment income from its stated annual rate of 20.00% to 17.50% for the next fiscal quarter ending December 31, 2026.

Consolidated Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025

Set forth below are the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Three Months	Nine months ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Total investment income	$14,829	$17,691	$(2,862)	$45,060	$55,330	$(10,270)
Total expenses	10,390	11,590	(1,200)	30,337	35,824	(5,487)
Net investment income	4,439	6,101	(1,662)	14,723	19,506	(4,783)
Net realized gains/(losses) on investments and foreign currency transactions	(3,631)	(1,770)	(1,861)	(8,409)	(24,217)	15,808
Net change in unrealized appreciation/depreciation on investments and foreign currency translations	5,703	(4,887)	10,590	9,919	10,669	(750)
Net increase (decrease) in net assets resulting from operations	$6,511	$(556)	$7,067	$16,233	$5,958	$10,275

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

Consolidated operating results for the three and nine months ended September 30, 2026 and 2025 are as follows:

Net Investment Income

Net investment income for the three and nine months ended September 30, 2026 totaled $4.4 million and $14.7 million, respectively. Net investment income for the three and nine months ended September 30, 2025 totaled $6.1 million and $19.5 million, respectively. Net investment income decreased by $1.7 million and $4.8 million for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025, as described below under “Investment Income” and “Operating Expenses.”

Investment Income

The following table summarizes our investment income for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Three Months	Nine months ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Investment income (excluding STRS JV):
Interest income other than payment-in-kind ("PIK")	$10,741	$13,531	$(2,790)	$32,450	$41,465	$(9,015)
PIK income	394	424	(30)	1,540	1,768	(228)
Fee and dividend income	234	177	57	774	1,445	(671)
Investment income of STRS JV:
Interest and dividend income	$3,460	$3,559	$(99)	$10,296	$10,652	$(356)
Total investment income	$14,829	$17,691	$(2,862)	$45,060	$55,330	$(10,270)

Interest income other than PIK income, decreased $2.8 million and $9.0 million for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025, primarily attributable to lower yields, investments placed on non-accrual status and lower portfolio size. For the three and nine months ended September 30, 2026, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $436.5 million and $440.1 million, and 9.0% and 8.9%, respectively. For the three and nine months ended September 30, 2025, the weighted average size of the debt portfolio, excluding STRS JV, and the weighted average cash yield on income producing investments, excluding STRS JV, was $495.0 million and $531.8 million, and 9.9% and 9.3%, respectively.

PIK income decreased by less than $0.1 million for the three months ended September 30, 2026 from the three months ended September 30, 2025. PIK income earned for the three months ended September 30, 2026 was primarily derived from various investments aggregating $0.4 million. PIK income decreased by $0.2 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. PIK income earned for the nine months ended September 30, 2026 was primarily derived from investments in Camp Facility Services Holdings, LLC (d/b/a Camp Construction Services, Inc.) of $0.2 million, Claridge Products and Equipment, LLC of $0.2 million, Snap Fitness Holdings, Inc. (d/b/a Lift Brands, Inc.) of $0.2 million and various investments aggregating $0.9 million.

We may invest in loans that contain a PIK interest rate provision where PIK interest is accrued at the contractual rates and added to loan principal on the reset dates to the extent such amounts are expected to be collected. For the three and nine months ended September 30, 2026, PIK income as a percentage of total investment income was 2.7% and 3.4%, respectively. For the three and nine months ended September 30, 2025, PIK income as a percentage of total investment income was 2.4% and 3.2%, respectively.

Fee and dividend income increased by $0.1 million for the three months ended September 30, 2026 from the three months ended September 30, 2025, and decreased by $0.7 million for the nine months ended September 30, 2026 from the nine months ended September 30, 2025. We expect to generate some level of non-recurring fee income during most quarters from prepayments, amendments and other sources. For the three and nine months ended September 30, 2026, we earned non-recurring fee income of $0.2 million and $0.6 million. For the three and nine months ended September 30, 2025, we earned non-recurring fee income of $0.1 million and $1.1 million.

Interest and dividend income from STRS JV decreased by $0.1 million and $0.4 million for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025, primarily attributable to a decrease in base rates and portfolio yields, partially offset by a larger investment portfolio.

Operating Expenses

The following table summarizes our expenses for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Three Months	Nine months ended September 30,		2026 vs 2025
($ in thousands)	2026	2025	Variance	2026	2025	Variance
Interest expense	$4,848	$5,783	$(935)	$14,659	$18,109	$(3,450)
Base management fees	2,580	2,774	(194)	7,683	8,451	(768)
Performance-based incentive fees, net of fee waiver	943	1,525	(582)	3,123	4,876	(1,753)
Administrative service fees	171	171	—	512	512	—
General and administrative expenses	1,723	1,151	572	4,068	3,399	669
Total expenses, before excise tax	10,265	11,404	(1,139)	30,045	35,347	(5,302)
Excise tax	125	186	(61)	292	477	(185)
Total expenses, including excise tax	$10,390	$11,590	$(1,200)	$30,337	$35,824	$(5,487)

Interest expense decreased by $0.9 million and $3.5 million for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025, primarily due to lower weighted average borrowing base and weighted average interest rate. For the three and nine months ended September 30, 2026, the weighted average outstanding borrowings were $328.5 million and $328.5 million at a weighted average interest rate of 5.25% and 5.26%, respectively. For the three and nine months ended September 30, 2025, the weighted average outstanding borrowings were $367.6 million and $369.6 million at a weighted average interest rate of 5.54% and 5.70%, respectively.

Base management fees decreased by $0.2 million and $0.8 million for the three and nine months ended September 30, 2026 from the three months ended September 30, 2025, primarily due to lower gross assets.

Performance-based incentive fees decreased by $0.6 million and $1.8 million for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025, primarily due to lower pre-incentive fee net investment income. For the three and nine months ended September 30, 2026, the Company recognized an irrevocable fee waiver of less than $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2026 and 2025, there were no capital gains incentive fee expenses incurred.

General and administrative expenses increased by approximately $0.6 million and $0.7 million for the three and nine months ended September 30, 2026 from the three and nine months ended September 30, 2025. The increases were primarily attributable to approximately $0.4 million of non-recurring expense, which included $0.3 million of offering costs related to its prior shelf registration statement on Form N-2, consisting of the write-off of previously deferred offering costs and offering costs incurred during the period. Non-recurring expenses also included approximately $0.1 million of prepaid expenses associated with the ATM Program that were recognized as an expense after the Company determined it was unlikely to issue shares under the program. The increase was also attributed to $0.1 million of higher board fees and costs incurred by the previously disclosed special committee.

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

Excise tax was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively. Excise tax was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026 and December 31, 2025, we accrued a net federal excise tax expense of $0.4 million and $0.8 million, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

The following table shows the breakdown of net realized gains and losses on investments for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
American Crafts, LC	$—	$—	$—	$(21.0)
MSI Information Services, Inc.	—	(2.1)	—	(2.1)
The Kyjen Company, LLC (d/b/a Outward Hound)	(3.8)	—	(3.8)	—
Patagonia Holdco LLC (d/b/a Lumen LATAM)	—	—	(3.0)	—
PFB Holding Company, LLC (d/b/a PFB Corporation)	0.1	—	0.1	—
Token Buyer, Inc. (d/b/a Therm-O-Disc, Inc.)	—	—	(0.2)	(0.7)
Trimlite Buyer LLC (d/b/a Trimlite LLC)	—	—	(1.1)	—
Other(1)	—	—	—	0.1
Total net realized gains/(losses) on investments	$(3.7)	$(2.1)	$(8.0)	$(23.7)
(1)	Includes various investments with aggregate realized gains or losses less than $50,000.

The following table shows the breakdown in the changes in unrealized appreciation and depreciation of investments for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Gross unrealized appreciation on investments	$3.9	$3.3	$11.2	$7.0
Gross unrealized depreciation on investments	(3.0)	(9.9)	(9.8)	(19.1)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	4.9	1.6	8.2	22.7
Total unrealized appreciation (depreciation) on investments	$5.8	$(5.0)	$9.6	$10.6

Financial Condition, Off-Balance Sheet Arrangements, Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders. We generate cash primarily from offerings of securities, borrowings under the Credit Facility (as defined in Note 6 to the Accompanying Financial Statements) and WHF CLO (as defined in Note 2 to the accompanying financial statements), and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. We expect to fund a portion of our investments through borrowings. In the future, we may secure borrowing capacity under other credit facilities and through issuances of senior securities to the extent permitted by the 1940 Act. We may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities or if our board of directors determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders.

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

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve elements of liquidity and credit risk in excess of the amount recognized on the consolidated statements of assets and liabilities. As of September 30, 2026 and December 31, 2025, we had commitments to fund approximately $28.3 million and $41.0 million, respectively, of revolving lines of credit or delayed draw facilities to our portfolio companies. We reasonably believe that we have sufficient assets to adequately cover and allow us to satisfy our outstanding unfunded commitments.

Our operating activities provided cash and cash equivalents of $15.7 million during the nine months ended September 30, 2026, primarily from realizations and repayments on our investments, partially offset from acquisition of investments and cash used from the net change in working capital. Our financing activities used cash and cash equivalents of $22.3 million during the nine months ended September 30, 2026, primarily due to payment of distributions to stockholders and purchases of common stock.

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

As of September 30, 2026, we had cash and cash equivalent resources of $23.1 million, including $16.0 million of restricted cash. As of September 30, 2026, we had approximately $50.0 million undrawn under the Credit Facility based on the collateral and portfolio quality requirements stipulated in the related credit agreement. As of September 30, 2026, due to borrowing base limitations, approximately $30.1 million was available to be drawn under the Credit Facility based on these requirements.

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

STRS JV

In January 2019, we and STRS Ohio formed a joint venture, STRS JV, that invests primarily in senior secured loans, including first lien and second lien facilities, to performing lower middle market companies across a broad range of industries that typically carry a floating interest index rate based on SOFR, or an equivalent index rate and have a term of three to six years. STRS JV invests in portfolio companies in the same industries in which we may directly invest. STRS JV was formed as a Delaware LLC and is not consolidated by either us or STRS Ohio for financial reporting purposes. On July 19, 2019, STRS JV formally launched operations. As of September 30, 2026 and December 31, 2025, STRS JV had total assets of $344.1 million and $335.9 million, respectively.

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

As of both September 30, 2026 and December 31, 2025, we and STRS Ohio owned approximately 65.71% and 34.29%, respectively, of the LLC equity interests of STRS JV. As of September 30, 2026, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, all of which were fully funded. As of December 31, 2025, our investment in STRS JV consisted of equity contributions and subordinated note advance commitments of $23.0 million and $92.0 million, respectively, of which $1.9 million and $7.6 million were unfunded, respectively.

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

Below is a summary of STRS JV’s portfolio as of September 30, 2026 and December 31, 2025:

($ in thousands)	As of September 30, 2026	As of December 31, 2025
Total investments(1)	$332,601	$323,552
Weighted average effective yield on total portfolio(2)	9.9%	9.9%
Number of portfolio companies in STRS JV	43	43
Largest portfolio company investment(1)	17,238	17,840
Total of five largest portfolio company investments(1)	71,455	75,398
(1)	At fair value.
(2)	Weighted average effective yield is computed by dividing (a) annualized interest income (including interest income resulting from the amortization of fees and discounts) by (b) the weighted average cost of investment.

STRS JV’s investments consisted of the following:

	As of September 30, 2026		As of December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien secured loans	$332,711	$332,601	$323,601	$323,552
Total	$332,711	$332,601	$323,601	$323,552

The following table shows the portfolio composition by industry grouping at fair value:

Industry ($ in thousands)	As of September 30, 2026		As of December 31, 2025
Advertising	$18,972	5.7%	$19,052	5.9%
Air Freight & Logistics	—	—	3,273	1.0
Asset Management & Custody Banks	11,737	3.5	9,074	2.8
Broadline Retail	17,239	5.2	17,260	5.3
Building Products	27,096	8.1	22,800	7.1
Construction & Engineering	18,560	5.6	12,796	4.0
Distributors	3,951	1.2	4,067	1.3
Diversified Support Services	29,567	8.9	23,644	7.3
Electronic Components	9,141	2.7	9,332	2.9
Environmental & Facilities Services	30,007	9.0	29,529	9.1
Food Distributors	4,886	1.5	4,928	1.5
Health Care Facilities	13,508	4.1	13,387	4.1
Health Care Services	4,919	1.5	4,982	1.5
Health Care Technology	4,599	1.4	4,183	1.3
Household Appliances	7,963	2.4	8,225	2.5
Household Products	9,914	3.0	10,384	3.2
Human Resource & Employment Services	2,475	0.7	2,493	0.8
Industrial Machinery & Supplies & Components	6,292	1.9	—	—
Integrated Telecommunication Services	6,607	2.0	—	—
IT Consulting & Other Services	34,829	10.5	34,895	10.8
Multi-Utilities	6,266	1.9	5,488	1.7
Packaged Foods & Meats	6,801	2.0	6,961	2.2
Paper & Plastic Packaging Products & Materials	18,233	5.5	21,677	6.7
Personal Care Products	17,764	5.3	3,887	1.2
Real Estate Services	5,417	1.6	12,139	3.8
Research & Consulting Services	3,922	1.2	3,859	1.2
Technology Hardware, Storage & Peripherals	—	—	17,840	5.5
Trading Companies & Distributors	—	—	5,925	1.8
Water Utilities	5,149	1.5	5,172	1.6
Wireless Telecommunication Services	6,787	2.1	6,300	1.9
Total	$332,601	100.0%	$323,552	100.0%

See Note 4 to our consolidated financial statements for further discussion on STRS JV’s portfolio and selected balance sheet information as of September 30, 2026 and December 31, 2025 and selected statement of operations information for the three and nine months ended September 30, 2026 and 2025.

At-the-Market Offering

On March 31, 2023, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), with WhiteHorse Advisers, WhiteHorse Administration and B. Riley Securities, Inc., as the sales agent, or the Sales Agent, in connection with the sale of shares of our common stock, with an aggregate offering price of up to $35.0 million. The Equity Distribution Agreement provides that we may offer and sell shares of our common stock from time to time through the Sales Agent in amounts and at times to be determined by us. Actual sales will depend on a variety of factors to be determined by us from time to time, including market conditions and the trading price of our common stock. We expect to use net proceeds from the ATM Program primarily to invest in portfolio companies in accordance with our investment objective and strategies and for general corporate purposes.

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

During the nine months ended September 30, 2026, we repurchased additional common stock, after deducting commissions, in the aggregate of $5.6 million. No shares of common stock were repurchased during the three months ended September 30, 2026. As of September 30, 2026, $9.5 million remained available under the Repurchase Program.

During the three months ended December 31, 2025, we repurchased common stock in the aggregate of $7.4 million, after deducting commissions and $7.6 million remained available under the Repurchase Program.

Credit Facility

Our wholly owned subsidiary WhiteHorse Credit entered into the Credit Facility on December 23, 2015. As of September 30, 2026 and December 31, 2025, the Credit Facility had a maximum borrowing capacity of $50.0 million and $100.0 million, respectively. The reinvestment period for the Credit Facility expires on January 17, 2028 and the maturity date for the Credit Facility is January 17, 2030.

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

As of September 30, 2026, the Credit Facility provided for borrowings in an aggregate principal amount up to $50.0 million. As of September 30, 2026, the required minimum outstanding borrowings under the Credit Facility were $25.0 million.

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

As of September 30, 2026, there were no outstanding borrowings under the Credit Facility and, based on collateral and portfolio requirements stipulated in the Credit Facility agreement, approximately $50.0 million was undrawn in credit facility on such date. The Credit Facility is secured by all of the assets of WhiteHorse Credit, which included loans with a fair value of $114.4 million as of September 30, 2026.

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

The following table presents additional information on the 2025 CLO Notes issued in the 2025 CLO Securitization as of September 30, 2026 and December 31, 2025:

CLO Note Tranches	Maturity	Principal	Interest Rate
Class A Notes	5/25/2037	$174,000	SOFR (3M) + 1.70%
Class B Notes(1)	5/25/2037	30,000	SOFR (3M) + 2.15%
Class C Notes(1)	5/25/2037	24,000	SOFR (3M) + 2.80%
2025 Subordinated CLO Notes(1)	5/25/2037	70,150	None
Total Notes		$298,150

(1)	The Company retained the Class B Notes, Class C Notes and Subordinated Notes issued in the 2025 CLO Securitzation, which are eliminated in consolidation.

As part of the 2025 CLO Securitization, the Company entered into master loan sale agreements that provide for the sale of assets on the 2025 CLO Securitization closing date as well as for future sales from the Company to WHF CLO. The 2025 CLO Securitization is collateralized and secured by a diversified portfolio of senior secured loans or participation interests therein with the potential for reinvestment in (i) first and second lien loans or participation interests therein, (ii) corporate bonds or (iii) loans made to a debtor-in-possession pursuant to Section 364 of the Bankruptcy Code (“DIP loans”). Through May 25, 2029, all principal collections received on the underlying collateral may be used by WHF CLO to purchase new collateral (allowing the Company to maintain the initial leverage obtained in the 2025 CLO Securitization) under the direction of H.I.G. Capital, L.L.C., an affiliate of the Investment Adviser, in its capacity as the collateral manager to WHF CLO (the “CLO Investment Manager”), and in accordance with the Company’s investment strategy and subject to customary conditions set forth in the documents governing the 2025 CLO Securitization; any fees that the CLO Investment Manager would otherwise be entitled to for providing such services have been waived. The 2025 CLO Notes are scheduled to mature on May 25, 2037; however, they may be redeemed by the Company, at the written direction of (i) a majority of the Subordinated Notes (with the consent of the CLO Investment Manager) or (ii) the CLO Investment Manager (with the consent of a majority of the 2025 Subordinated CLO Notes), in each case, on any business day on or after June 10, 2027.

As of September 30, 2026, there were 35 portfolio companies with a total fair value of approximately $288.8 million securing the 2025 CLO Securitization. As of December 31, 2025, there were 35 portfolio companies with a total fair value of approximately $294.6 million securing the 2025 CLO Securitization. The pool of loans in the 2025 CLO Securitization must meet certain requirements, including asset mix and concentration, collateral coverage, term, agency rating, minimum coupon, minimum spread and sector diversity requirements.

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

4.000% 2026 Notes

On November 24, 2021, we completed a public offering of $75 million of aggregate principal amount of unsecured notes. Interest on the 4.000% 2026 Notes is paid semiannually on June 15, and December 15, at a fixed, annual rate of 4.00%. The 4.000% 2026 Notes will mature on December 15, 2026. The 4.000% 2026 Notes are direct unsecured obligations and are structurally subordinate to borrowings under the Credit Facility and 2025 CLO Securitization and will rank pari passu with all outstanding and future unsecured unsubordinated indebtedness.

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

Portfolio Investments and Yield

As of September 30, 2026, our investment portfolio consisted primarily of senior secured loans across 125 positions in 64 companies with an aggregate fair value of $569.1 million. As of September 30, 2026, the majority of our portfolio was comprised of senior secured loans to lower middle market borrowers and nearly all of those loans were variable-rate investments (primarily indexed to SOFR) with five fixed-rate loan investments representing 1.4% based on fair value. As of September 30, 2026, our portfolio had an average investment size of $3.7 million based on fair value and average debt investment size of $5.2 million, with investment sizes ranging from zero to $20.4 million and a weighted average effective yield of 8.7% (and a weighted average effective yield on income-producing debt investments of 11.0%).

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

For the nine months ended September 30, 2026, we invested $82.5 million in new and existing portfolio companies, offset by repayments and sales of $96.9 million. Proceeds from sales totaled $50.0 million while repayments included $5.1 million of scheduled repayments and $41.8 million of unscheduled repayments.

For the nine months ended September 30, 2025, we invested $112.4 million in new and existing portfolio companies, offset by repayments and sales of $177.3 million. Proceeds from sales totaled $57.3 million while repayments included $30.3 million of scheduled repayments and $89.7 million of unscheduled repayments.

In July 2026, as part of a restructuring agreement between the Company and The Kyjen Company, LLC (d/b/a Outward Hound), the Company’s first lien secured term loan and revolver investments in The Kyjen Company, LLC (d/b/a Outward Hound), which had a cost basis of $11.7 million were converted into a new first lien secured term loan and revolver investments of The Companion Brands Company LLC (d/b/a Outward Hound) and into common equity of Outward Hound Topco, LP (d/b/a Outward Hound). The remaining portion of The Kyjen Company, LLC (d/b/a Outward Hound) first lien secured investments, with a cost basis of $3.8 million, was recognized as a net realized loss in the Company’s consolidated statements of operations.

In October 2025, as part of a restructuring agreement between the Company and Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.), a portion of the Company’s first lien secured term loan investments to Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.), which had a cost basis of $1.7 million were converted into common equity in Atlas Parent, LLC (d/b/a Alvaria, Inc.). The remaining portion of the Alvaria Holdco (Cayman) (d/b/a Aspect Software, Inc.) first lien secured investments, with a cost basis of $11.2 million, was recognized as a net realized loss in the Company’s consolidated statements of operations.

In September 2025, as part of a restructuring agreement between the Company and MSI Information Services, Inc., the Company’s first lien secured term loan and revolver investments to MSI Information Services, Inc., which had a cost basis of $9.6 million were converted into a new first lien secured term loan and revolver investments of Media Source, LLC (d/b/a Media Source Inc.) and into common equity in TVG I-E-MSI Acquisition, LLC (d/b/a Media Source, LLC). The remaining portion of the MSI Information Services, Inc. first lien secured investments, with a cost basis of $2.1 million, was recognized as a net realized loss in the Company’s consolidated statements of operations.

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

In September 2024, as part of a restructuring and partial foreclosure agreement between the Company and Honors Holdings, LLC (d/b/a Orange Theory), the Company’s first lien secured term loan, first lien delayed draw loan and revolver investments in Honors Holdings, LLC, which had a historical cost basis of $17.8 million, were converted into a new first lien secured term loan of Camarillo Fitness Holdings, LLC (f/k/a Honors Holdings, LLC) and common equity interests in H.I.G. Camarillo, L.P. (f/k/a Honors Holdings, LLC). As of the restructuring date, these investments had an adjusted cost basis of $10.2 million. The remaining portion of the Honors Holdings, LLC first lien secured investments, with a cost basis of $7.6 million, was recognized as a net realized loss in the Company’s consolidated statements of operations.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value:

	As of September 30, 2026		As of December 31, 2025
Investment Performance Rating ($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
1	$81.9	14.4%	$27.3	4.7%
2	400.8	70.4	469.5	81.2
3	57.9	10.2	45.7	7.9
4	18.8	3.3	15.9	2.7
5	9.7	1.7	20.2	3.5
Total Portfolio	$569.1	100.0%	$578.6	100.0%

Distributions

In order to maintain our status as a RIC and to avoid the imposition of corporate-level tax on income, we must distribute to our stockholders each taxable year an amount generally at least equal to the sum of 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses out of the assets legally available for distribution. In order to avoid the imposition of certain excise taxes imposed on RICs, we must distribute in respect of each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses, or capital gain net income, adjusted for certain ordinary losses, for the one-year period ending on October 31 of such calendar year and (3) any ordinary income and capital gain net income for preceding years that were not distributed during such years on which we incurred no U.S. federal income tax.

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

During the three and nine months ended September 30, 2026, we declared to stockholders distributions of $0.25 and $0.76 per share for total distributions of $5.4 million and $16.7 million, respectively. During the three and nine months ended September 30, 2025, we declared to stockholders distributions of $0.385 and $1.16 per share for total distributions of $8.9 million and $26.8 million, respectively.

To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a return of capital to our stockholders for U.S. federal income tax purposes. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our income or gains. During the nine months ended September 30, 2026, we estimate that distributions to stockholders included $16.8 million of ordinary income, for tax purposes, based on earnings for the fiscal year ended December 31, 2025 and current earnings for the nine months ended September 30, 2026. The specific tax characteristics of the distribution are reported to stockholders subject to tax reporting on Form 1099-DIV after the end of each calendar year and in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, many of the loans in our portfolio had floating interest rates, and we expect that many of our loans to portfolio companies in the future will also have floating interest rates. These floating rate loans are usually based on a base rate, such as SOFR, that resets on a periodic basis. Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the consolidated statement of assets and liabilities as of September 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (dollars in thousands):

	Increase (Decrease)	Increase (Decrease)	Net Increase
Basis Point Increase (Decrease)	in Interest Income	in Interest Expense	(Decrease)(1)
(300)	$(14,255)	$(5,220)	$(9,035)
(250)	(12,186)	(4,350)	(7,836)
(200)	(9,749)	(3,480)	(6,269)
(150)	(7,311)	(2,610)	(4,701)
(100)	(4,874)	(1,740)	(3,134)
(50)	(2,437)	(870)	(1,567)
50	2,437	870	1,567
100	4,874	1,740	3,134
150	7,311	2,610	4,701
200	9,749	3,480	6,269
250	12,186	4,350	7,836
300	14,623	5,220	9,403
(1)	Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to the Consolidated Financial Statements—Note 7 - Related Party Transactions” for further information.

As of September 30, 2026, nearly all of the performing floating rate investments in our portfolio had interest rate floors. Variable-rate investments subject to a floor generally reset periodically to the applicable floor and, in the case of investments in our portfolio, quarterly to a floor based on base rates, only if the floor exceeds the index. Under these loans, we do not benefit from increases in interest rates until such rates exceed the floor and thereafter benefit from market rates above any such floor.

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

We may enter into foreign currency forward contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies and to hedge economically the impact that an adverse change in foreign exchange rates would have on the value of our investments denominated in foreign currencies. We currently utilize forward foreign currency exchange contracts to protect ourselves against fluctuations in exchange rates. See Note 3 to our consolidated financial statements. The following table provides a breakdown of our forward currency contracts for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Realized gain (loss) on forward currency contracts	$50	$303	$(366)	$325
Unrealized appreciation (depreciation) on forward currency contracts	(75)	87	315	88
Total net realized and unrealized gains (losses) on forward currency contracts	$(25)	$390	$(51)	$413

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

WhiteHorse Finance, Inc.

Dated: November 9, 2026	By	/s/ Stuart Aronson
Stuart Aronson
Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2026	By	/s/ Joyson C. Thomas
Joyson C. Thomas
Chief Financial Officer
(Principal Accounting and Financial Officer)